Form 10-Q
period 2015-09-30
CHURCHILL DOWNS INC
filed 2015-10-28
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at October 23, 2015 was 17,572,576 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$51,112	$67,936
Restricted cash	27,928	26,065
Accounts receivable, net of allowance for doubtful accounts of $3,957 at September 30, 2015 and $4,246 at December 31, 2014	61,659	75,890
Deferred income taxes	18,989	18,519
Income taxes receivable	—	29,455
Game technology and rights, net	10,556	530
Other current assets	38,807	24,135
Total current assets	209,051	242,530
Property and equipment, net	571,457	595,315
Investment in and advances to unconsolidated affiliate	106,302	109,548
Goodwill	841,360	840,947
Other intangible assets, net	509,971	549,972
Other assets	22,174	24,192
Total assets	$2,260,315	$2,362,504

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,159	$45,597
Bank overdraft	4,382	544
Purses payable	18,249	11,169
Account wagering deposit liabilities	20,291	18,137
Accrued expenses	99,894	93,286
Income taxes payable	8,938	—
Tax refund due to Big Fish Games former equity holders	6,342	18,087
Deferred revenue	9,719	51,833
Deferred revenue - Big Fish Games	73,750	41,747
Big Fish Games deferred payment, current	28,280	27,180
Big Fish Games earnout liability, current	276,570	—
Current maturities of long-term debt	15,000	11,250
Dividends payable	—	17,419
Total current liabilities	613,574	336,249
Long-term debt, net of current maturities	272,136	459,105
Notes payable	300,000	300,000
Big Fish Games deferred payment, net of current amount due	54,520	51,620
Big Fish Games earnout liability, net of current amount due	64,640	327,800
Other liabilities	23,779	21,718
Deferred revenue	15,684	16,489
Deferred income taxes	149,813	149,522
Total liabilities	1,494,146	1,662,503
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,569 shares issued at September 30, 2015 and 17,472 shares issued at December 31, 2014	271,116	262,280
Accumulated other comprehensive loss	(482)	(125)
Retained earnings	495,535	437,846
Total shareholders' equity	766,169	700,001
Total liabilities and shareholders' equity	$2,260,315	$2,362,504
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues:
Big Fish Games	$103,540	$—	$299,969	$—
Casinos	82,679	81,623	251,864	249,788
TwinSpires	50,346	46,266	156,409	149,426
Racing	38,867	41,055	218,741	231,069
Other	4,333	4,539	12,931	13,813
	279,765	173,483	939,914	644,096
Operating expenses:
Big Fish Games	80,005	—	245,610	—
Casinos	60,821	60,436	182,664	184,487
TwinSpires	33,475	31,872	102,863	102,260
Racing	40,918	46,492	152,525	175,195
Other	4,924	5,837	15,830	17,885
Selling, general and administrative expenses	24,643	18,175	68,250	58,306
Calder exit costs	12,737	2,298	13,490	2,298
Research and development	9,950	—	30,029	—
Acquisition-related charges	2,810	—	17,410	—
Insurance recoveries, net of losses	—	—	—	(431)
Operating income	9,482	8,373	111,243	104,096
Other income (expense):
Interest income	8	6	232	15
Interest expense	(6,740)	(5,173)	(21,336)	(15,107)
Equity in gains of unconsolidated investments	2,389	1,057	8,244	5,853
Gain on sale of equity investment	—	—	5,817	—
Miscellaneous, net	(186)	114	(346)	482
	(4,529)	(3,996)	(7,389)	(8,757)
Earnings from continuing operations before provision for income taxes	4,953	4,377	103,854	95,339
Income tax provision	(750)	(846)	(46,165)	(35,175)
Net earnings	$4,203	$3,531	$57,689	$60,164

Net earnings per common share data:
Basic
Net earnings	$0.24	$0.21	$3.28	$3.44
Diluted
Net earnings	$0.24	$0.20	$3.26	$3.40

Weighted average shares outstanding:
Basic	17,347	17,020	17,316	17,322
Diluted	17,769	17,303	17,715	17,670

Other comprehensive earnings:
Foreign currency translation, net of tax effect	58	—	(357)	—
Other comprehensive earnings (loss)	58	—	(357)	—
Comprehensive earnings	$4,261	$3,531	$57,332	$60,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$57,689	$60,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82,129	48,324
Game technology and rights amortization	5,846	—
Acquisition-related charges	17,410	—
Asset impairment loss	12,948	—
Loss (gain) on asset disposals	368	(405)
Gain on sale of equity investment	(5,817)	—
Equity in gains of unconsolidated investments	(8,244)	(5,853)
Dividend from investment in unconsolidated affiliate	11,000	—
Share-based compensation	10,580	10,567
Other	1,207	458
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	(1,863)	8,525
Accounts receivable	(9,555)	(1,455)
Other current assets	(11,696)	(3,346)
Game technology and rights	(16,247)	—
Accounts payable	8,611	2,872
Purses payable	7,080	(6,336)
Accrued expenses	4,733	2,707
Deferred revenue	13,329	(24,797)
Income taxes receivable and payable	38,067	20,482
Other assets and liabilities	5,621	2,338
Net cash provided by operating activities	223,196	114,245
Cash flows from investing activities:
Additions to property and equipment	(30,838)	(48,854)
Deferred payments to Big Fish Games former equity holders	(959)	—
Acquisition of gaming license	(2,250)	(2,250)
Investment in joint ventures	(350)	(9,375)
Proceeds from sale of equity investment	6,000	—
Purchases of minority investments	(81)	(273)
Proceeds on sale of property and equipment	124	925
Net cash used in investing activities	(28,354)	(59,827)
Cash flows from financing activities:
Borrowings on bank line of credit	382,412	317,379
Repayments on bank line of credit	(565,631)	(303,179)
Tax refund payments to Big Fish Games equity holders	(11,773)	—
Change in bank overdraft	3,838	1,580
Payment of dividends	(17,419)	(15,186)
Repurchase of common stock	—	(61,561)
Repurchase of common stock from share-based compensation	(7,183)	(9,298)
Common stock issued	1,213	7,475
Windfall tax benefit from share-based compensation	4,218	6,904
Loan origination fees	(31)	(170)
Debt issuance costs	—	(1,029)
Net cash used in financing activities	(210,356)	(57,085)
Net decrease in cash and cash equivalents	(15,514)	(2,667)
Effect of exchange rate changes on cash	(1,310)	—
Cash and cash equivalents, beginning of period	67,936	44,708
Cash and cash equivalents, end of period	$51,112	$42,041
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,371	$9,078
Income taxes	$29,530	$16,956
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$22,685	$2,991
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by Generally Accepted Accounting Principles ("GAAP") in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature. Certain amounts for the nine months ended September 30, 2014 associated with Calder exit costs were reclassified to be consistent with current year presentation. There was no impact from these reclassifications on comprehensive earnings or cash flows.
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 60 live thoroughbred racing days during the third quarter of 2015, which compares to 65 live thoroughbred racing days during the third quarter of 2014. For the nine months ended September 30, 2015, the Company conducted 183 live thoroughbred racing days, which compares to 276 live racing days during the nine months ended September 30, 2014. This decrease is primarily related to the cessation of pari-mutuel operations at Calder Race Course in July 2014. Furthermore, casino revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern casino properties. The Company's revenues from its Big Fish Games, Inc. ("Big Fish Games") segment also have a seasonal component and are typically lower during the summer months.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its casino facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s casino facilities in Louisiana, Florida, Maine and Mississippi. At each of September 30, 2015 and December 31, 2014, the outstanding reward point liabilities were $1.8 million and $1.7 million, respectively, and were included in accrued expenses.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended September 30, 2015 and 2014, promotional allowances of $8.6 million and $8.8 million, respectively, were included as a reduction to net revenues. During those periods, TwinSpires promotional allowances were $3.7 million and $3.6 million, respectively. Casino promotional allowances were $4.8 million and $5.0 million, respectively. Racing promotional allowances were $0.1 million and $0.2 million, respectively. The estimated cost of providing casino promotional allowances included in operating expenses for the three months ended September 30, 2015 and 2014 totaled $1.8 million and $2.4 million, respectively.
During the nine months ended September 30, 2015 and 2014, promotional allowances of $25.3 million and $25.4 million, respectively, were included as a reduction to net revenues. During those periods, TwinSpires promotional allowances were $10.3 million and $9.8 million, respectively. Casino promotional allowances were $14.6 million and $15.0 million, respectively. Racing promotional allowances were $0.4 million and $0.6 million, respectively. The estimated cost of providing casino promotional allowances included in operating expenses for the nine months ended September 30, 2015 and 2014 totaled $5.9 million and $7.3 million, respectively.
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

Research and Development
Costs incurred for research and development activities are expensed as incurred. Development costs associated with software to be sold are capitalized when technological feasibility has been established through the date the product is available for general release. At September 30, 2015 and December 31, 2014, there were no material amounts capitalized. For the three and nine months ended September 30, 2015, the Company incurred research and development expenses of $10.0 million and $30.0 million, respectively, within its Big Fish Games segment, which consisted primarily of compensation related expenses.
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
During the three months ended September 30, 2015, the Company finalized its 2014 federal provision to return income tax adjustments. The Company recorded a measurement period adjustment and increased goodwill by $0.4 million. As detailed in Note 6, the Company adopted ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments. The Company also increased deferred tax liabilities by $0.5 million and increased accounts receivable and income tax receivable by $0.1 million. The primary area of the preliminary valuation that was not finalized at September 30, 2015 related to the 2014 state provision to return income tax adjustments which the Company expects to complete during the fourth quarter of 2015.
Furthermore, during the three months ended March 31, 2015, the Company obtained additional information to assist it in determining the values of the liabilities assumed at the acquisition date and changes which occurred during the measurement period. A measurement period adjustment was recorded related to estimated payroll taxes associated with the earnout liability. The Company retroactively adjusted the December 31, 2014 Condensed Consolidated Balance Sheet and increased deferred tax assets by $0.8 million, increased goodwill by $1.4 million and increased accrued expenses by $2.2 million. In addition, the Company made deferred payments of $12.7 million to Big Fish Games former equity holders for the receipt of a federal income tax refund and working capital adjustments related to the acquisition.
The following table summarizes (in thousands) the current fair value of the assets acquired and liabilities assumed, net of cash acquired of $34.7 million, at the date of acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total
Accounts receivable	$19,361
Income taxes receivable	18,107
Prepaid expenses	9,727
Deferred income taxes	1,682
Other assets	1,780
Property and equipment	14,632
Goodwill	540,744
Other intangible assets	362,863
Total assets acquired	968,896
Accounts payable	9,064
Accrued expenses	19,217
Income taxes payable	210
Deferred revenue	37,250
Deferred income taxes	96,676
Other liabilities	2,821
Total liabilities acquired	165,238
Purchase price, net of cash acquired	$803,658
During the three and nine months ended September 30, 2015, Big Fish Games contributed revenues of $103.5 million and $300.0 million, respectively, and earnings from continuing operations before provision for income taxes and acquisition-related charges of $9.0 million and $10.0 million, respectively.
Pro Forma
The following table illustrates the effect on net revenues and earnings from continuing operations for the three and nine months ended September 30, 2014, respectively, as if the Company had acquired Big Fish Games as of the beginning of 2014. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition of Big Fish Games been consummated at the beginning of 2014 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Net revenues	$259,063	$882,518
Earnings from continuing operations	$1,542	$55,437
Saratoga Harness Racing, Inc. Equity Investment and Management Agreement
On October 2, 2015, the Company completed the acquisition of a 25% ownership interest in Saratoga Casino Holdings LLC ("SCH") for approximately $24.8 million. SCH is a newly formed entity that includes Saratoga Casino and Raceway in Saratoga Springs, New York and a 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs. Saratoga Casino and Raceway includes a $40 million hotel expansion under construction which is scheduled to open during the spring of 2016. The purchase price remains subject to final adjustments for SCH's working capital related to the transferred New York operations.
Under the terms of the original agreement, Saratoga Harness Racing, Inc. ("SHRI") would also transfer its controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado to SCH. During the three months ended September 30, 2015, the Company commenced a five-year management agreement pursuant to which it will manage Saratoga Casino and Raceway. Approvals from the Colorado Division of Gaming are expected to require several more months for this transaction, at which time, the Company will pay the remainder of the purchase price of approximately $6.4 million to SHRI for the Company's pro-rata ownership of the Colorado operations, subject to adjustments for working capital, and commence a five-year management agreement for Saratoga Casino Black Hawk.
NOTE 3 — NATURAL DISASTERS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and an 186,000-square-foot casino facility with approximately 1,600 VLTs. MVG invested $204.6 million in the new facility, including a $50.0 million license fee to the Ohio Lottery Commission.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method. Summarized financial information for MVG is comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Assets
Current assets	$23,303	$24,943
Property and equipment, net	122,371	130,868
Other assets, net	105,058	105,059
Total assets	$250,732	$260,870

Liabilities and Members' Equity
Current liabilities	$17,636	$16,775
Current portion of long-term debt	8,332	8,332
Long-term debt, excluding current portion	22,085	26,584
Other liabilities	75	83
Members' equity	202,604	209,096
Total liabilities and members' equity	$250,732	$260,870
The joint venture's long-term debt consists of a $50.0 million secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through November 2019 at a 5.0% interest rate for which it has funded $14.6 million in principal repayments. During the three and nine months ended September 30, 2015, the Company received distributions from MVG totaling $3.5 million and $11.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Casino revenue	$32,199	$32,479	$97,362	$96,766
Non-casino revenue	1,468	1,289	5,304	4,833
Net revenues	33,667	33,768	102,666	101,599
Operating and SG&A expenses	24,645	25,237	74,331	74,225
Depreciation & amortization expenses	3,279	3,474	9,577	10,315
Pre-opening expenses	—	—	—	54
Operating income	5,743	5,057	18,758	17,005
Interest (expense) income, net	(1,069)	(1,380)	(3,250)	(3,654)
Net income	$4,674	$3,677	$15,508	$13,351
The Company's 50% share of MVG's results has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity in gains of unconsolidated investments	$2,337	$1,839	$7,754	$6,676
NOTE 5 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2015 and 2014 was 44% and 37%, respectively. The effective tax rate for the nine months ended September 30, 2015 was greater than the Federal statutory rate due to non-deductible expenses related to the revaluation of liabilities associated with the purchase of Big Fish Games, state and local income tax expense and certain expenses that were not deductible for tax purposes. These additional tax expenses were partially mitigated by the manufacturing deduction that will be available associated with the development of social games by Big Fish Games.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the nine months ended September 30, 2015, the Company didn’t record any interest expense related to uncertain income tax benefits. As of September 30, 2015, the Company had gross uncertain tax benefits of $2.2 million. If these benefits had been recognized, there would have been a $1.9 million decrease to annual income tax expense.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over its state income tax apportionment methodology, which was recorded as an other asset. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute; however, the State of Illinois took a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company won its protest and the state has elected not to appeal the court decision. During July 2015, the Company received the $2.9 million refund. The refund did not have an impact on the Company’s tax rate.
NOTE 6 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST
In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment and ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, the Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets as of March 31, 2015, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. The Company assessed its goodwill and indefinite-lived intangible assets by performing its step one fair value calculations on a quantitative basis for each of its reporting units and indefinite-lived intangible assets. The Company concluded that the fair values of its reporting units and indefinite-lived intangible assets exceeded their carrying value and therefore step two of the assessment was not required. Goodwill and definite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Big Fish Games	Casinos	TwinSpires	Racing	Other Investments	Total
Goodwill as of December 31, 2014	$540,331	$117,659	$127,364	$51,659	$3,934	$840,947
Adjustments	413	—	—	—	—	413
Goodwill as of September 30, 2015	$540,744	$117,659	$127,364	$51,659	$3,934	$841,360
During the three months ended September 30, 2015, the Company adopted ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, and as described in Note 2, prospectively recorded a $0.4 million increase to goodwill.

	September 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$224,775	$(73,147)	$151,628	$238,865	$(47,236)	$191,629
Indefinite-lived intangible assets	358,343	—	358,343	358,343	—	358,343
Total	$583,118	$(73,147)	$509,971	$597,208	$(47,236)	$549,972
During the nine months ended September 30, 2015, the Company reduced its customer relationships intangible asset and accumulated amortization by $14.0 million, related to TwinSpires, as this amount was fully amortized. In addition, the Company reduced its customer relationships intangible asset and accumulated amortization by $0.1 million, related to Bluff Media ("Bluff"), as this amount was fully amortized.
Finally, the Company submitted payment of $2.3 million for its annual license fee for Calder Casino and reduced its slot license intangible asset and accumulated amortization by $2.3 million as the previous payment was fully amortized.
NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present the Company’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Level 1	Level 3
Cash equivalents and restricted cash	$30,259	$—
Big Fish Games deferred payments	—	82,800
Big Fish Games earnout liability	—	341,210
Bluff contingent consideration liability	—	2,331
Total	$30,259	$426,341

	December 31, 2014
	Level 1	Level 3
Cash equivalents and restricted cash	$27,464	$—
Big Fish Games deferred payments	—	78,800
Big Fish Games earnout liability	—	327,800
Bluff contingent consideration liability	—	2,331
Total	$27,464	$408,931
The following table presents the change in fair value of the Company's level 3 liabilities during the nine months ended September 30, 2015 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Bluff Contingent Consideration	Total
Balance as of December 31, 2014	$78,800	$327,800	$2,331	$408,931
Change in fair value	4,000	13,410	—	17,410
Balance as of September 30, 2015	$82,800	$341,210	$2,331	$426,341
The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
The Company estimated the fair value of the Big Fish Games deferred payment and earnout liability as of September 30, 2015 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 3.0% based on the Company’s cost of debt.  The cost of debt was based on the observed market yields of the Company's Senior Unsecured Notes issued in December of 2013 and represents a Level 3 fair value measurement and was adjusted for the difference in seniority and term of the deferred payment and earnout liability.  The increase in fair values of the Big Fish Games deferred payment and earnout liability of $17.4 million during the nine months ended September 30, 2015 was recorded as acquisition-related charges in the Consolidated Statements of Comprehensive Earnings. Changes to the Company's cost of debt could lead to a different fair value estimate for the deferred payment and earnout liability. A one-percentage point change in the discount rate would increase or decrease the fair value of the Big Fish Games deferred payment and earnout liability by $3.8 million.
The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the Bluff contingent consideration subsequent to the acquisition date will be recognized in the Company's Consolidated Statements of Comprehensive Earnings.
The Company's $300 million par value Senior Unsecured Notes are disclosed at their fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Unsecured Notes was $308.3 million and $299.3 million as of September 30, 2015 and December 31, 2014, respectively.
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
During the nine months ended September 30, 2015, the Company did not measure any assets at fair value on a non-recurring basis.
NOTE 8 — LONG-TERM INCENTIVE PLANS
2015 Awards
On September 22, 2015, the Board of Directors approved the adoption of the Executive Long-Term Incentive Compensation Plan (the “ELTI Plan”), pursuant to which certain named executive officers (“NEOs”) and other key executives ("Grantees") may earn variable equity payouts based upon the Company achieving certain key performance metrics over a 30-month period ending December 31, 2017 and fixed equity payouts over service periods ending December 31, 2016 and December 31, 2017. The ELTI Plan was adopted pursuant to the 2007 Churchill Downs Incorporated Omnibus Stock Incentive Plan (the "New Company LTIP"), which was previously approved by the shareholders of the Company. As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the ELTI Plan and New Company LTIP offer long-term incentive compensation to the Company's NEOs and Grantees as further described in the Company's Schedule 14A Proxy Statement filed on March 23, 2015.
On September 22, 2015, NEOs and Grantees received 22,142 restricted stock units ("RSU") vesting equally over two service periods ending December 31, 2016 and December 31, 2017 and 22,142 performance share units ("PSU") with vesting contingent on financial performance measures at the end of a 30-month performance period ending December 31, 2017. The performance criteria for the PSUs consists of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA; (ii) cumulative free cash flow and (iii) the Company's relative total shareholder return ("TSR"). The Company's TSR will be ranked versus the companies in the Russell 2000 index and will be calculated based on the Company's relative placement against the Russell 2000 index. Measurement against these criteria will be determined against a payout curve which provides a maximum

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

number of performance share units of 250% of the original award. The total compensation cost the Company will recognize under the PSUs will be based upon the results of the two financial measures.
For the nine months ended September 30, 2015, the Company did not recognize compensation expense related to these awards. At September 30, 2015, unrecognized compensation expense attributable to unvested RSU and PSU awards was $3.0 million and $3.4 million, respectively and the weighted average period over which the Company expects to recognize the compensation expense approximates 21 months and 27 months, respectively.
Executive Retirement
On July 14, 2015, the Company's Executive Chairman of the Board of Directors and former Chief Executive Officer, Robert L. Evans, announced his retirement as Executive Chairman, effective September 30, 2015. In conjunction with Mr. Evans' retirement, the Company amended his previous Change in Control, Severance, and Indemnity Agreement and upon his retirement, Mr. Evans received 29,218 shares of restricted stock which were previously awarded. The Company recorded compensation expense of $1.3 million during the three months ended September 30, 2015 for the accelerated vesting of the restricted stock awards.
2013 and 2015 Awards
During 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the New Company LTIP which offers long-term incentive compensation to the Company's NEOs and Grantees.
During the nine months ended September 30, 2015, NEOs, Grantees and certain Big Fish Games employees received approximately 129,700 restricted shares of the Company's common stock vesting over service periods ranging from seven months to three years.
During 2013, the NEOs and Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days. During the years ended December 31, 2014 and 2013, the Company's closing stock price achieved the twenty consecutive trading days closing stock price requirement for 239,500 restricted shares. During the nine months ended September 30, 2015, the Company's closing stock price achieved the stock price requirement for the final 84,500 restricted shares.
During the three and nine months ended September 30, 2015, the Company recognized $3.0 million and $7.2 million, respectively, of compensation expense included in selling general and administrative expenses related to service period awards under the New Company LTIP, which includes compensation expense for the Big Fish Games employee grant. As of September 30, 2015, unrecognized compensation expense attributable to unvested service period awards was $8.8 million. The weighted average period over which the Company expects to recognize the remaining compensation expense under service period awards approximates 14 months at September 30, 2015. There is no remaining unrecognized expense under the market condition awards.
NOTE 9 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator for basic earnings per common share:
Net earnings	$4,203	$3,531	$57,689	$60,164
Net earnings allocated to participating securities	(67)	(37)	(927)	(623)
Numerator for basic earnings per common share	$4,136	$3,494	$56,762	$59,541

Numerator for diluted earnings per common share	$4,203	$3,531	$57,689	$60,164

Denominator basic and diluted net loss per common share:
Basic	17,347	17,020	17,316	17,322
Plus dilutive effect of stock options and restricted stock	139	102	116	167
Plus dilutive effect of participating securities	283	181	283	181
Diluted	17,769	17,303	17,715	17,670

Earnings per common share:
Basic	$0.24	$0.21	$3.28	$3.44
Diluted	$0.24	$0.20	$3.26	$3.40
NOTE 10 — SEGMENT INFORMATION
The Company operates in the following five segments: (1) Big Fish Games; (2) Casinos, which includes video poker and casino operations at Calder Casino, Fair Grounds Slots, Harlow’s Casino Resort & Spa ("Harlow's"), the Company's equity investment in MVG, Oxford Casino (“Oxford”), Riverwalk Casino Hotel ("Riverwalk"), Video Services, LLC (“VSI”) and management fee revenue from Saratoga Casino and Raceway in Saratoga Springs, New York ("Saratoga"); (3) TwinSpires, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services and Velocity, a business focused on high wagering-volume international customers, as well as the Company's equity investment in HRTV, LLC ("HRTV"), prior to its sale during January 2015; (4) Racing, which includes Churchill Downs, Arlington International Race Course ("Arlington") and its ten off-track betting facilities ("OTBs"), Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs and Calder Race Course ("Calder"), which ceased pari-mutuel operations on July 1, 2014; and (5) Other Investments, which includes United Tote, Bluff, I-Gaming and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
In order to evaluate the performance of these operating segments internally, the Company's chief operating decision maker uses Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue, Calder exit costs and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses.  Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period.  Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. The Company utilizes the Adjusted EBITDA metric because it believes the inclusion or exclusion of certain recurring items is necessary to provide a more accurate measure of its core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The table below presents information about the reported segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues from external customers:
Big Fish Games	$103,540	$—	$299,969	$—
Casinos:
Calder Casino	18,561	18,104	58,726	58,560
Fair Grounds Slots	8,789	9,453	29,324	30,823
VSI	9,011	8,008	27,584	25,241
Harlow's Casino	11,741	12,197	37,471	38,425
Oxford Casino	22,338	21,887	60,799	58,808
Riverwalk Casino	12,003	11,974	37,724	37,931
Saratoga	236	—	236	—
Total Casinos	82,679	81,623	251,864	249,788
TwinSpires	50,346	46,266	156,409	149,426
Racing:
Churchill Downs	7,863	8,021	136,663	128,511
Arlington	24,978	26,974	48,909	54,289
Calder	638	786	2,029	18,524
Fair Grounds	5,388	5,274	31,140	29,745
Total Racing	38,867	41,055	218,741	231,069
Other Investments	4,093	4,249	12,200	12,864
Corporate	240	290	731	949
Net revenues from external customers	$279,765	$173,483	$939,914	$644,096
Intercompany net revenues:
TwinSpires	$234	$240	$781	$714
Racing:
Churchill Downs	685	678	6,302	5,851
Arlington	1,665	2,001	4,109	4,795
Calder	—	—	—	707
Fair Grounds	11	15	869	744
Total Racing	2,361	2,694	11,280	12,097
Other Investments	792	829	2,680	2,937
Eliminations	(3,387)	(3,763)	(14,741)	(15,748)
Net revenues	$—	$—	$—	$—
Reconciliation of segment Adjusted EBITDA to net earnings:
Big Fish Games	$33,295	$—	$81,559	$—
Casinos	25,037	24,937	81,779	78,362
TwinSpires	13,759	11,098	41,666	35,135
Racing	283	(1,229)	76,281	66,600
Other Investments	(78)	(899)	35	(2,475)
Total segment Adjusted EBITDA	72,296	33,907	281,320	177,622
Corporate Adjusted EBITDA	(1,685)	(1,398)	(5,239)	(3,645)
Insurance recoveries, net of losses	—	—	—	431
Big Fish Games acquisition charges	(2,810)	—	(17,410)	—
Big Fish Games changes in deferred revenue	(10,907)	—	(32,003)	—
Share-based compensation	(4,485)	(2,213)	(10,580)	(10,567)
Calder exit costs	(12,737)	(2,298)	(13,490)	(2,298)
MVG interest expense, net	(535)	(819)	(1,625)	(1,956)
Other charges and recoveries, net	—	(355)	6,114	(832)
Depreciation and amortization	(27,452)	(17,280)	(82,129)	(48,324)
Interest (expense) income, net	(6,732)	(5,167)	(21,104)	(15,092)
Income tax provision	(750)	(846)	(46,165)	(35,175)
Net earnings	4,203	3,531	57,689	60,164
Foreign currency translation, net of tax effect	58	—	(357)	—
Comprehensive earnings	$4,261	$3,531	$57,332	$60,164

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents equity in earnings of unconsolidated investments included in the Company’s reported segments for the three months and nine ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Casinos	$2,337	$1,839	$7,754	$6,676
TwinSpires	—	(289)	—	(41)
Other Investments	52	(493)	490	(782)
	$2,389	$1,057	$8,244	$5,853
The table below presents total assets for the reported segments (in thousands):

	September 30, 2015	December 31, 2014
Total assets:
Big Fish Games	$1,052,842	$1,009,668
Casinos	608,396	621,240
TwinSpires	184,830	182,322
Racing	377,594	518,517
Other Investments	36,653	30,757
	$2,260,315	$2,362,504
The table below presents total capital expenditures for the reported segments for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Capital expenditures:
Big Fish Games	$2,987	$—
Casinos	15,383	6,629
TwinSpires	3,098	4,716
Racing	8,359	33,491
Other Investments	1,011	4,018
	$30,838	$48,854
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as disclosed below, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below. We do not believe that the final outcome of these matters will have a material adverse impact, individually or in the aggregate, on our business, financial condition and results of operations.
Big Fish Casino
On April 17, 2015, Cheryl Kater, by and through counsel, filed a Complaint - Class Action styled Cheryl Kater v. Churchill Downs Incorporated. Plaintiff, Cheryl Kater, filed the purported class action lawsuit in the United States District Court, for the Western District of Washington, in Seattle, alleging, among other claims, that the Company’s “Big Fish Casino” violates Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the Company’s slots, blackjack, poker, and roulette games offered through Big Fish Casino). On June 30, 2015, the Company filed its Motion to Dismiss the Complaint. On July 15, 2015, Plaintiff and the Company, (collectively, the "Parties"), filed a Stipulation and Proposed Order to Extend the Briefing Schedule for Defendants' Motion to Dismiss. On July 16, 2015, the U.S. District Court accepted the Parties Stipulation and issued an Order extending Plaintiffs' deadline to file opposition to the Company's Motion to Dismiss to August 7, 2015, and moving the Company's deadline to file its reply to Plaintiff's opposition to August 28, 2015. On August 18, 2015, Plaintiff filed her response to the Company’s Motion to Dismiss. In turn, the Company filed its reply

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

brief in support of its Motion to Dismiss on September 18, 2015. The Company awaits the U.S. District Court’s ruling on its Motion to Dismiss.
Louisiana Horsemens' Purses
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Civil District Court for the Parish of Orleans, State of Louisiana ("District Court").  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking a referral to the Louisiana Racing Commission.  By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission.  On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. The Louisiana Racing Commission requested and received memoranda from the parties in the case on the issue of whether plaintiffs have standing to pursue the claims against Fair Grounds. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. The plaintiffs’ appeal is pending.
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
Kentucky Downs
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company’s ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company’s motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP’s motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court’s assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013, on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. On October 31, 2013, the Simpson County Court entered an Order Denying Petitioners’ (Kentucky Downs Management Inc. et al.) Motion for Summary Judgment. On September 17, 2015, Kentucky Downs, LLC, et. al. filed Petitioners’ Motion for Summary Judgment on Court II of the Amended Petition previously filed. The Company has until November 23, 2015 to file its response to the Petitioners' Motion for Summary Judgment.
There are no other material pending legal proceedings.
NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which requires companies to recognize adjustments to provisional amounts associated with an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, adjustments were required to be retrospectively presented in the balance sheet at the acquisition date. The Company adopted the new standard as of September 30, 2015, and it did not have a material impact on the Company's business, financial condition or results of operations.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance cost to be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred asset. Furthermore, in August 2015, the FASB issued ASU No. 2015-15, Interest - Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 provides a similar treatment for debt issuance costs related to line-of-credit agreements as noted under ASU No. 2015-03. The new standards will become effective for annual fiscal periods beginning after December 15, 2015. The Company does not expect adoption to have a material impact on the Company's business, financial condition or results of operations.
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
NOTE 13 — CALDER EXIT COSTS
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
During 2015, the Company continued its assessment of potential alternative uses of the Calder facility not associated with the TSG lease agreement. As a result, Calder razed its barns not associated with the TSG agreement and commenced the demolition of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Calder grandstand and certain ancillary facilities. During the nine months ended September 30, 2015, the Company recognized Calder exit costs of $13.5 million consisting of a non-cash impairment charge of $12.7 million to reduce the net book value of the grandstand assets to zero and $0.8 million in expenditures for demolition costs related to the removal of the barns and to prepare the stable area for alternate future uses. Furthermore, the Company reclassified $2.3 million of severance and other benefit costs which were previously reported in selling, general and administrative expenses for the three and nine months ended September 30, 2014 into Calder exits costs.
NOTE 14 — HRTV EQUITY INVESTMENT DIVESTITURE
As part of the TSG agreement related to the cessation of Calder pari-mutuel operations during 2014, the Company modified its HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company's interest in HRTV effective January 2, 2015. During January 2015, we received $6.0 million in proceeds from the sale of the ownership interest. During the nine months ended September 30, 2015, the Company recorded a gain of $5.8 million in its Other Investments segment, which has been excluded from Segment Adjusted EBITDA and is included in other charges and recoveries in the reconciliation of Segment Adjusted EBITDA to Comprehensive Earnings.
NOTE 15 — SUBSEQUENT EVENTS
Annual Dividend Declaration
On October 26, 2015, the Company's Board of Directors declared an annual cash dividend of $1.15 per share, to be paid January 6, 2016 to all shareholders of record on December 4, 2015.
Stock Repurchase Program
On October 26, 2015, the Company's Board of Directors authorized the repurchase of up to $150 million of the Company's stock in a stock repurchase program. This amount includes and is not in addition to any unspent amounts remaining under the prior authorization which would have expired at the end of 2015. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the impact of interest rate fluctuations; maintaining favorable relationships we have with third-party mobile platforms, the inability to secure new content from third-party developers on favorable terms, keeping our games free from programming errors or flaws, the effect if smart phone and tablet usage to facilitate game platforms does not continue to increase; the financial performance of our racing operations; the impact of casino competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Kentucky, Illinois, Louisiana or Ohio racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel or casino activities; a substantial change in allocation of live racing days; changes in Kentucky, Illinois or Louisiana law or regulations that impact revenues or costs of racing in those states; the presence of wagering and casino operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate acquisitions and planned expansion projects including the effect of required payments in the event we are unable to complete acquisitions; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; our accountability for environmental contamination; the ability of Big Fish Games or TwinSpires to prevent security breaches within their online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic or anticipated levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limitation, agreements on sharing of revenues from casinos and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.
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

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which operates approximately 680 slot machines, 13 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•	Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 15 table games, a five story, 105-room attached hotel and dining facilities;

•
Calder Casino, a slot facility in Florida adjacent to Calder Race Course ("Calder"), which operates approximately 1,100 slot machines. Results for the nine months ended September 30, 2014 included a poker room operation branded “Studz Poker Club,” which ceased operations on June 30, 2014;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 770 video poker machines in Louisiana;

•	Management fee revenue from Saratoga Casino and Raceway in Saratoga Springs, New York ("Saratoga"); and

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
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue, Calder exit costs and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses.  Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period.  Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. See the Adjusted Segment EBITDA sections of this Item 2 for a reconciliation from Adjusted EBITDA to comprehensive earnings.
During the three months ended September 30, 2015, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 3.7%, compared to the same period of 2014. TwinSpires handle increased $21.2 million, or 9.4%, while pari-mutuel handle from our Racing segment decreased $45.5 million, or 16.0% during the three months ended September 30, 2015 compared to the same period of 2014, primarily due to a decline in handle at Arlington related to four fewer race days, reduced races per day, and simulcasting declines.
During the nine months ended September 30, 2015, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 0.9%, compared to the same period of 2014. TwinSpires handle increased $46.4 million, or 6.6%, during the nine months ended September 30, 2015, compared to the same period in 2014. Pari-mutuel handle from our Racing segment decreased 17.7% during the nine months ended September 30, 2015, compared to the same period of 2014 primarily due to the cessation of pari-mutuel operations at Calder on July 1, 2014 and a decline in handle at Arlington related to twelve fewer race days and reduced races per day.
Revenues and earnings associated primarily with our Racing segment are seasonal in nature. Therefore, Racing revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 60 live thoroughbred racing days during the third quarter of 2015, which compares to 65 live thoroughbred racing days during the third quarter of 2014. For the nine months ended September 30, 2015, the Company conducted 183 live thoroughbred racing days, which compares to 276 live racing days during the nine months ended September 30, 2014. This decrease is primarily related to the cessation of pari-mutuel operations at Calder Race Course in July 2014. Furthermore, Casino revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties. Our revenues from Big Fish Games segment also have a seasonal component and are typically lower during the summer months.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of September 30, 2015, there was $397.5 million of borrowing capacity available under our Senior Secured Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Subsequent Events
Annual Dividend Declaration
On October 26, 2015, our Board of Directors declared an annual cash dividend of $1.15 per share, to be paid January 6, 2016 to all shareholders of record on December 4, 2015.
Stock Repurchase Program
On October 26, 2015, our Board of Directors authorized the repurchase of up to $150 million of our stock in a stock repurchase program. This amount includes and is not in addition to any unspent amounts remaining under the prior authorization which would have expired at the end of 2015. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
Saratoga Harness Racing, Inc. Equity Investment and Management Agreement
On October 2, 2015, the Company completed the acquisition of a 25% ownership interest in Saratoga Casino Holdings LLC ("SCH") for approximately $24.8 million. SCH is a newly formed entity that includes Saratoga Casino and Raceway ("Saratoga")

in Saratoga Springs, New York and a 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs. Saratoga Casino and Raceway includes a $40 million hotel expansion under construction which is scheduled to open during the spring of 2016. The purchase price remains subject to final adjustments for SCH's working capital related to the transferred New York operations.
Under the terms of the original agreement, Saratoga Harness Racing, Inc. ("SHRI") would also transfer its controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado to SCH. During the three months ended September 30, 2015, we commenced a five-year management agreement pursuant to which we will manage Saratoga Casino and Raceway. Approvals from the Colorado Division of Gaming are expected to require several more months for this transaction, at which time, the Company will pay the remainder of the purchase price of approximately $6.4 million to SHRI for the Company's pro-rata ownership of the Colorado operations, subject to adjustments for working capital, and commence a five-year management agreement for Saratoga Casino Black Hawk.
Calder Exit Costs
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
During 2015, we continued our assessment of potential alternative uses of the Calder facility not associated with the TSG lease agreement. As a result, we razed the Calder barns not associated with the TSG agreement and commenced the demolition of the Calder grandstand and certain ancillary facilities. During the nine months ended September 30, 2015, we recognized Calder exit costs of $13.5 million consisting of a non-cash impairment charge of $12.7 million to reduce the net book value of the grandstand assets to zero and $0.8 million in expenditures for demolition costs related to the removal of the barns and to prepare the stable area for alternate future uses. We expect to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures. Furthermore, we reclassified $2.3 million of severance and other benefit costs which were previously reported in selling, general and administrative expenses for the three and nine months ended September 30, 2014 into Calder exits costs.
We expect to incur additional demolition costs of approximately $3.6 million, which will be expensed as incurred.  We expect to recognize such expense beginning in the fourth quarter of 2015 and continuing through the third quarter of 2016.
Retirement of Executive Chairman of the Board of Directors
On July 14, 2015, our Executive Chairman of the Board of Directors and former Chief Executive Officer, Robert L. Evans, announced his retirement as Executive Chairman, effective September 30, 2015. Mr. Evans will continue with the Company as the non-executive Chairman of the Board. In conjunction with Mr. Evans' retirement, we amended his previous Change in Control, Severance, and Indemnity Agreement and upon his retirement, Mr. Evans received a 2015 annual bonus award of $0.6 million. In addition, we accelerated vesting on 29,218 shares of restricted stock which were previously awarded and recognized compensation expense of $1.3 million during the three months ended September 30, 2015 for the acceleration of the restricted stock awards.
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
HRTV Equity Investment Divestiture
As part of an agreement with The Stronach Group ("TSG") related to the cessation of Calder pari-mutuel operations, we modified our HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company’s interest in HRTV effective January 2, 2015. During January 2015, we received $6.0 million in proceeds from the sale of our ownership interest and recorded a gain of $5.8 million from the sale of our remaining investment in HRTV in our Other Investments segment, which has been excluded from Segment Adjusted EBITDA and is included in other charges and recoveries in the reconciliation of Segment Adjusted EBITDA to Comprehensive Earnings for the nine months ended September 30, 2015.

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
In July 2015, the Horseracing Integrity and Safety Act of 2015 was filed. Under the terms of the legislation, the United States Anti-Doping Agency ("USADA") is designated as the organization responsible for regulating drugs, medications and treatments used in racing and would prohibit interstate wagering without consent from USADA. If enacted into law, the legislation could have a material negative impact on our business, financial condition or results of operation.
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
Kentucky
Expanded Gaming Legislation
On February 13, 2015, Senate Bill 199, a proposed constitutional amendment to allow the Kentucky legislature to authorize gaming expansion in the state by general law, was filed for consideration. On February 5, 2015, House Bill 300, a constitutional amendment authorizing casino gaming in Kentucky, was introduced. The amendment would have allowed for six casinos in the state to be approved by local referendum and limited to counties with populations of at least 85,000, and authorized the Kentucky Lottery Corporation to regulate and to operate casino facilities. Legislation related to expanded gaming failed to advance during the 2015 session. Should similar future legislation be enacted into law, it could have a material positive impact on our business, financial condition and results of operations.
Sweepstakes Cafes
On March 23, 2015 the Governor of Kentucky signed Senate Bill 28 effectively prohibiting Internet cafes from operating in the state. The bill became effective immediately upon becoming law. We expect the legislation to have a positive impact on our business, financial condition and results of operation.
Illinois
Expanded Gaming Legislation
On March 27, 2015, House Bill 2939 and House Bill 3564 were filed in the Illinois legislature. House Bill 2939 would authorize a state owned Chicago casino with 4,000 to 12,000 gaming positions. House Bill 3564 proposes to authorize five new casinos, a Chicago casino and electronic gaming at all Illinois racetracks except Fairmount Park Racetrack. Cook County racetracks would be authorized to operate 600 positions, while certain other racetracks would be authorized for 450 positions. If enacted, the legislation could have a material positive impact on our business, financial condition and results of operations.
Ohio
Racetrack Payments
In June 2015, Governor of Ohio signed Ohio’s budget bill into law which includes a requirement for racinos to make payments of $0.3 million to their local municipal or township in each of December 2015 and December 2016. We expect our joint venture, MVG, to fund these payments during the fourth quarters of 2015 and 2016.

Video Lottery Sales
In April 2015, State Bill 140 was introduced which would remove the ability of a video lottery sales agent, such as our joint venture investment in MVG, to offer promotional play unless specific criteria are met. Under the terms of the bill, in order for a video lottery sales agent to offer promotional play, the agent must have at least 90% of the statutorily allocated video lottery terminals on the gaming floor and the agent must generate at least $165 million in revenue. If the agent meets the both criteria, not only will they qualify to offer up to $5 million of promotional play, the agent may offer expanded types of video lottery games. If enacted, we expect the legislation to have a material adverse impact on our business, financial condition and results of operation.
Florida
Expanded Gaming
On March 2, 2015, House Bill 1233 was filed for consideration during the 2015 legislative session. House Bill 1233 would provide that all outstanding, dormant pari-mutuel wagering permits revert to the state, prohibit the portability of pari-mutuel permits, allow for the decoupling of dog tracks, allow existing slot machine facilities to be open continuously, place a moratorium on the issuance of new gaming permits, provide for slot machines at pari-mutuel operations in Palm Beach and Lee counties, if their authorization is exempted in the Compact, and permit Miami Dade and Broward counties to conduct a referendum related to destination resort locations. The legislation failed to advance during the 2015 session. At this time, it is not possible to determine if this or similar legislation would have a material impact on our business, financial condition and results of operation.
On April 3, 2015 proposed Senate Bill 7088 was filed for consideration. The bill would extend a provision of the Seminole Compact allowing the Tribe to exclusively offer banked card games, allow for the decoupling of all slot machine licensees in the state and grant slot machines to pari-mutuel operations in Palm Beach and Lee counties for an extension of one year, to end on July 31,2016. The legislation failed to advance during the 2015 session. At this time it is not possible to determine if this or similar legislation would have a material impact on our business, financial condition and results of operation.
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
New York
Gaming Legislation
During 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and seek an amendment to the state constitution that would authorize such gaming and, during 2013, New York voters approved a constitutional amendment authorizing up to seven casinos in the state. On May 13, 2014, we entered into a 50% joint venture with SHRI to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On December 17, 2014, the Gaming Facility Location Board (the "Location Board") announced the award of three casino licenses in the state and awarded the Capital Region license to another bidder, but it did not award a fourth available license in the Southern Region. In December 2014, the Governor of New York appealed to the Location Board to reconsider awarding the fourth license in the state. During January 2015, the Location Board reopened the bidding process for casino license applications for the fourth license. At this time it is unknown if, or when, the fourth casino license will be awarded. An expansion of gaming in New York includes incentives for the horse racing industry. At this time, it is not possible to determine the impact casino gaming could have on our business, financial condition and results of operations.
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
California
Internet Poker
In February 2015, Senate Bill 278 and Assembly Bill 431 were introduced. The identical bills would authorize Internet poker in the state and direct the Gambling Control Commission, in consultation with the Department of Justice, to establish regulations governing the operation of Internet poker in California. Legislation related to the authorization of online poker failed to advance prior to the end of the 2015 legislative session. The potential effect of Senate Bill 278 or Assembly Bill 431 on our business, financial condition and results of operations cannot be determined at this time.

Louisiana
Smoking Ban
On January 22, 2015, the New Orleans City Council approved a smoking ban in bars and other public places, including casinos, in Orleans Parish which took effect on April 22, 2015. For the nine months ended September 30, 2015, the smoking ban had a negative impact on Fair Grounds Slots which was partially offset by VSI, whose OTB locations are located outside of New Orleans Parish. During the third quarter of 2015, we opened an outdoor smoking patio for our patrons at Fair Grounds Slots. At this time, it is not possible to determine the full impact the smoking ban could have on our business, financial condition and results of operations.
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

RESULTS OF CONTINUING OPERATIONS
Big Fish Games Activity
The following table sets forth, for the periods indicated, statistical Big Fish Games information (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014 (1)	$	%	2015	2014 (1)	$	%
Bookings (2)
Casino	$47,390	$—	$47,390	F	$144,940	$—	$144,940	F
Casual free-to-play	40,303	—	40,303	F	103,809	—	103,809	F
Premium	26,754	—	26,754	F	83,223	—	83,223	F
Total bookings	$114,447	$—	$114,447	F	$331,972	$—	$331,972	F

Revenue
Casino	$47,395	$—	$47,395	F	$145,411	$—	$145,411	F
Casual free-to-play	32,657	—	32,657	F	84,008	—	84,008	F
Premium	23,488	—	23,488	F	70,550	—	70,550	F
Total revenue	$103,540	$—	$103,540	F	$299,969	$—	$299,969	F
Change in deferred revenue	10,907	—	10,907	F	32,003	—	32,003	F
Total bookings	$114,447	$—	$114,447	F	$331,972	$—	$331,972	F

NM: not meaningful U:>100% unfavorable F:>100% favorable

(1)	On December 16, 2014, we completed the acquisition of Big Fish Games, therefore the results of Big Fish Games are not included for the three and nine months ended September 30, 2014.

(2)	Bookings is a non-GAAP financial measure equal to the revenue recognized plus the change in deferred revenue for the periods presented.

Casino Activity
The following table sets forth, for the periods indicated, statistical casino information (in thousands, except for average daily information):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014 (1)	$	%	2015	2014 (1)	$	%
Calder Casino
Net casino revenues	$17,831	$17,412	$419	2%	$56,440	$56,402	$38	—%
Slot handle	$232,664	$228,464	$4,200	2%	$750,594	$726,375	$24,219	3%
Net slot revenues	$17,864	$17,361	$503	3%	$56,566	$55,576	$990	2%
Average daily net win per slot machine	$177	$167	$10	6%	$188	$180	$8	4%
Average daily number of slot machines	1,097	1,130	(33)	(3)%	1,099	1,130	(31)	(3)%
Average daily poker revenue	$—	$—	$—	-	$—	$4,148	$(4,148)	(100)%
Fair Grounds Slots and Video Poker
Net casino revenues	$17,739	$17,315	$424	2%	$57,239	$55,586	$1,653	3%
Slot handle	$95,265	$98,997	$(3,732)	(4)%	$318,447	$322,536	$(4,089)	(1)%
Net slot revenues	$8,522	$9,158	$(636)	(7)%	$29,165	$29,946	$(781)	(3)%
Average daily net win per slot machine	$149	$161	$(12)	(7)%	$174	$179	$(5)	(3)%
Average daily number of slot machines	620	620	—	—%	620	620	—	—%
Average daily video poker revenue	$100,604	$89,019	$11,585	13%	$103,508	$94,400	$9,108	10%
Average daily net win per video poker machine	$131	$128	$3	2%	$140	$128	$12	9%
Average daily number of video poker machines	770	693	77	11%	741	735	6	1%
Oxford Casino
Net casino revenues	$21,245	$20,787	$458	2%	$57,816	$55,890	$1,926	3%
Slot handle	$206,388	$198,873	$7,515	4%	$550,985	$519,924	$31,061	6%
Net slot revenues	$17,577	$16,893	$684	4%	$47,188	$44,955	$2,233	5%
Average daily net win per slot machine	$225	$214	$11	5%	$202	$192	$10	5%
Average daily number of slot machines	851	858	(7)	(1)%	854	858	(4)	—%
Average daily net win per table	$1,554	$1,635	$(81)	(5)%	$1,505	$1,618	$(113)	(7)%
Average daily number of tables	26	26	—	—%	26	25	1	4%
(continued on next page)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014 (1)	$	%	2015	2014 (1)	$	%
Harlow's Casino
Net casino revenues	$11,103	$11,558	$(455)	(4)%	$35,594	$36,415	$(821)	(2)%
Slot handle	$126,084	$130,234	$(4,150)	(3)%	$413,706	$420,209	$(6,503)	(2)%
Net slot revenues	$10,205	$10,315	$(110)	(1)%	$32,525	$33,068	$(543)	(2)%
Average daily net win per slot machine	$149	$151	$(2)	(1)%	$159	$163	$(4)	(2)%
Average daily number of slot machines	742	741	1	—%	750	745	5	1%
Average daily net win per table	$706	$958	$(252)	(26)%	$846	$897	$(51)	(6)%
Average daily number of tables	15	13	2	15%	14	13	1	8%
Riverwalk Casino
Net casino revenues	$11,345	$11,246	$99	1%	$35,694	$35,763	$(69)	—%
Slot handle	$128,011	$124,950	$3,061	2%	$396,467	$387,495	$8,972	2%
Net slot revenues	$10,294	$10,303	$(9)	—%	$32,087	$32,859	$(772)	(2)%
Average daily net win per slot machine	$165	$163	$2	1%	$173	$174	$(1)	(1)%
Average daily number of slot machines	679	689	(10)	(1)%	680	692	(12)	(2)%
Average daily net win per table	$896	$719	$177	25%	$876	$728	$148	20%
Average daily number of tables	14	14	—	—%	16	15	1	7%
Total
Net casino revenues	$79,263	$78,318	$945	1%	$242,783	$240,056	$2,727	1%

(1)	On June 30, 2014, Calder Casino ceased operations of its poker room.

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Racing and TwinSpires Operations:
Churchill Downs
Total handle	$48,440	$54,496	$(6,056)	(11)%	$464,433	$463,691	$742	—%
Net pari-mutuel revenues	$5,285	$5,719	$(434)	(8)%	$49,877	$49,118	$759	2%
Commission %	10.9%	10.5%			10.7%	10.6%
Arlington
Total handle	$167,365	$205,738	$(38,373)	(19)%	$340,611	$421,355	$(80,744)	(19)%
Net pari-mutuel revenues	$18,939	$21,925	$(2,986)	(14)%	$41,371	$47,668	$(6,297)	(13)%
Commission %	11.3%	10.7%			12.1%	11.3%
Calder (1)
Total handle	$—	$27	$(27)	(100)%	$—	$155,818	$(155,818)	(100)%
Net pari-mutuel revenues	$10	$(76)	$86	F	$31	$16,923	$(16,892)	(100)%
Commission %	N/A	U			N/A	10.9%
Fair Grounds
Total handle	$22,210	$23,205	$(995)	(4)%	$216,356	$200,920	$15,436	8%
Net pari-mutuel revenues	$4,521	$4,543	$(22)	—%	$22,574	$21,634	$940	4%
Commission %	20.4%	19.6%			10.4%	10.8%
Total Racing:
Total handle	$238,015	$283,466	$(45,451)	(16)%	$1,021,400	$1,241,784	$(220,384)	(18)%
Net pari-mutuel revenues	$28,755	$32,111	$(3,356)	(10)%	$113,853	$135,343	$(21,490)	(16)%
Commission %	12.1%	11.3%			11.1%	10.9%
TwinSpires (2)
Total handle	$245,519	$224,355	$21,164	9%	$749,008	$702,633	$46,375	7%
Net pari-mutuel revenues	$46,572	$42,503	$4,069	10%	$143,693	$134,632	$9,061	7%
Commission %	19.0%	18.9%			19.2%	19.2%
Eliminations (3)
Total handle	$(13,759)	$(18,202)	$4,443	(24)%	$(84,513)	$(95,744)	$11,231	(12)%
Net pari-mutuel revenues	$(2,361)	$(2,694)	$333	(12)%	$(11,190)	$(12,097)	$907	(7)%
Total:
Handle	$469,775	$489,619	$(19,844)	(4)%	$1,685,895	$1,848,673	$(162,778)	(9)%
Net pari-mutuel revenues	$72,966	$71,920	$1,046	1%	$246,356	$257,878	$(11,522)	(4)%
Commission %	15.5%	14.7%			14.6%	13.9%
The pari-mutuel activity above is subject to the following information:

(1)	Calder ceased pari-mutuel operations on July 1, 2014.

(2)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the TwinSpires.

(3)	Eliminations include the elimination of intersegment transactions.

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Number of thoroughbred live race days	60	65	(5)	(8)%
Net revenues:
Big Fish Games	$103,540	$—	$103,540	F
Casinos	82,679	81,623	1,056	1%
TwinSpires	50,346	46,266	4,080	9%
Racing	38,867	41,055	(2,188)	(5)%
Other	4,333	4,539	(206)	(5)%
Total net revenues	$279,765	$173,483	$106,282	61%
Operating income	$9,482	$8,373	$1,109	13%
Operating income margin	3%	5%
Net earnings	$4,203	$3,531	$672	19%
Diluted earnings from net earnings per common share	$0.24	$0.20	$0.04	20%
Our total net revenues increased $106.3 million during the three months ended September 30, 2015, primarily from revenues of $103.5 million from Big Fish Games, which was acquired on December 16, 2014.  Casino revenues increased $1.1 million due to stronger trends at our Maine, Louisiana and Florida properties, which more than offset the unfavorable impact of a New Orleans smoking ban and weaker trends in Mississippi. TwinSpires revenues improved $4.1 million due to a 9.4% increase in handle growth driven by a continuing interest in horse races featuring the Triple Crown winner as well as the timing of the Labor Day holiday. TwinSpires outpaced industry handle by 5.7 percentage points and reported a 23% increase in unique players during the three months ended September 30, 2015. Revenues generated by Racing decreased $2.2 million primarily due to worsening trends at Arlington associated with the reduction of state purse subsidies and inclement weather for the Arlington Million. Other revenues declined $0.2 million due to the cessation of the print edition of BLUFF Magazine during January 2015 and lower United Tote revenues.
Our operating income increased $1.1 million, in part due to the impact of Big Fish Games, which contributed operating income of $9.4 million before non-cash charges of $2.8 million, as explained below, for the three months ended September 30, 2015. Furthermore, our ongoing evaluation of the estimates used by Big Fish Games to recognize revenue and expenses indicated a shift in the timing of purchases for our casual free-to-play offerings as compared to prior quarters which resulted in an unfavorable impact on operating income of $3.2 million for the quarter, consisting of a $5.0 million decrease in revenue, partially offset by a $1.8 million reduction in operating expenses.
In addition, TwinSpires operating income rose, primarily driven by strong handle trends. Partially offsetting these improvements was a decline in Racing operating income due to the recognition of $12.7 million in Calder exit costs. Furthermore, we incurred non-cash acquisition-related charges of $2.8 million associated with fair value adjustments related to the Big Fish Games earnout and deferred founder liabilities.
Our net earnings increased $0.7 million consistent with our improvement in operating income and the performance of our equity investment, MVG, partially offset by higher interest expense associated with higher average outstanding debt balances. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Purses & pari-mutuel taxes	$20,201	$20,230	$(29)	—%
Casino taxes	22,051	21,521	530	2%
Depreciation and amortization	27,452	17,280	10,172	59%
Other operating expenses	150,439	85,606	64,833	76%
Calder exit costs	12,737	2,298	10,439	U
Research and development expenses	9,950	—	9,950	U
Selling, general and administrative expenses	24,643	18,175	6,468	36%
Acquisition-related charges	2,810	—	2,810	U
Total expenses	$270,283	$165,110	$105,173	64%
Percent of revenue	97%	95%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $64.8 million, reflecting $67.0 million in operating expenses incurred by Big Fish Games during the three months ended September 30, 2015. Content costs within our TwinSpires segment increased $1.1 million, primarily due to handle performance. Partially offsetting these increases was a decline of $1.2 million in compensation expenses as we reduced salaries and contract labor in areas with moderating revenue growth. In addition, contract service expense decreased $0.6 million due to the cancellation of a TwinSpires' low-margin, third-party agreement during the fourth quarter of 2014. Furthermore, food and beverage costs declined $0.6 million due to changes in offerings at our casinos. Finally, Calder operating expenses declined $0.8 million associated with the cessation of racing operations.

•
Calder exist costs consisted of non-cash impairment charges of $12.7 million to reduce the net book value of Calder's grandstand and ancillary facilities to zero in preparation for future use and to achieve operational cost savings. During the three months ended September 30, 2014, Calder exist costs consisted of $2.3 million in severance and other benefit costs in accordance with a one-time benefit arrangement for Calder racing employees whose positions were terminated upon the cessation of pari-mutuel operations.

•
Depreciation and amortization expense increased $10.2 million during the three months ended September 30, 2015 driven by additional expenses of $13.0 million associated with the Big Fish Games acquisition. Partially offsetting this increase was lower depreciation expense of $1.4 million at Calder due to the conclusion of pari-mutuel operations on July 1, 2014 and the 2015 impairment of certain Calder racing assets. Furthermore, depreciation expense at Calder Casino declined $0.9 million as certain gaming assets, which were acquired with the opening of Calder Casino during 2010, were fully depreciated during 2015.

•	Research and development expenses increased $10.0 million and consist primarily of compensation related expenditures within Big Fish Games studios and engineering functions.

•
Selling, general and administrative expenses increased $6.5 million during the three months ended September 30, 2015. Big Fish Games incurred $3.5 million in expenses, primarily attributable to compensation expenditures. In addition, we incurred an increase in share-based compensation of $1.9 million which was primarily due to the acceleration of expense of $1.3 million in conjunction with the retirement of our previous Chief Executive Officer. Annual bonus compensation expense increased $1.0 million due to the financial performance of the Company. Finally, we incurred additional expenses of $0.7 million associated with executive recruitment and compensation consultants. Partially offsetting these increases was a decrease in legal expenditures of $0.7 million.

•
Acquisition-related charges consist of non-cash fair value adjustments of $2.8 million associated with the change in the fair value of the Big Fish Games earnout and deferred founder liabilities during the three months ended September 30, 2015.

•
Purses and pari-mutuel taxes remained constant during the three months ended September 30, 2015 as the reduction in purses and pari-mutuel taxes from weaker racing operations were offset by higher taxes within the Twin Spires segment.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Interest income	$8	$6	$2	33%
Interest expense	(6,740)	(5,173)	(1,567)	(30)%
Equity in earnings of unconsolidated investments	2,389	1,057	1,332	F
Miscellaneous, net	(186)	114	(300)	U
Other expense	$(4,529)	$(3,996)	$(533)	(13)%
Income tax provision	$(750)	$(846)	$96	11%
Effective tax rate	15%	19%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense increased $1.6 million during the three months ended September 30, 2015, primarily as a result of higher average outstanding debt balances under our Senior Secured Credit Facility required for financing the acquisition of Big Fish Games.

•
Equity in earnings of unconsolidated investments increased $1.3 million during the three months ended September 30, 2015, primarily due to an improvement in the performance of our investment in MVG of $0.6 million. During 2014, we incurred non-recurring expenses of $0.4 million related to our unsuccessful attempt to obtain a New York casino license and $0.3 million related to our investment in HRTV.

•	Miscellaneous, net decreased $0.3 million during the three months ended September 30, 2015, primarily due to unfavorable foreign currency expenses related to Big Fish Games Luxembourg operations.

•	Our effective tax rate decreased from 19% to 15%, primarily due to the current quarter impact from a decrease in our 2015 forecasted tax rate being applied to income from previous periods.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Big Fish Games	$103,540	$—	$103,540	F
Casinos:
Calder Casino	18,561	18,104	457	3%
Fair Grounds Slots	8,789	9,453	(664)	(7)%
VSI	9,011	8,008	1,003	13%
Harlow's Casino	11,741	12,197	(456)	(4)%
Oxford Casino	22,338	21,887	451	2%
Riverwalk Casino	12,003	11,974	29	—%
Saratoga	236	—	236	F
Total Casinos	82,679	81,623	1,056	1%
TwinSpires	50,580	46,506	4,074	9%
Racing:
Churchill Downs	8,548	8,699	(151)	(2)%
Arlington	26,643	28,975	(2,332)	(8)%
Calder	638	786	(148)	(19)%
Fair Grounds	5,399	5,289	110	2%
Total Racing	41,228	43,749	(2,521)	(6)%
Other Investments	4,885	5,078	(193)	(4)%
Corporate revenues	240	290	(50)	(17)%
Eliminations	(3,387)	(3,763)	376	(10)%
	$279,765	$173,483	$106,282	61%
Significant items affecting comparability of our net revenues by segment include:

•
Big Fish Games revenues contributed $103.5 million during the three months ended September 30, 2015. Big Fish Games net revenues included amounts recognized from its premium paid, casino and free-to-play casual games. During the quarter ended September 30, 2015, Big Fish Games benefitted from a successful launch of Dungeon Boss and the continued strong performance of Gummy Drop! Revenues recognized include a reduction of $3.7 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Subsequent to the acquisition of Big Fish Games, the Company analyzed the amount of revenue that would have been recognized had Big Fish Games remained independent and had the deferred revenue balances not been adjusted to fair value.  The $3.7 million downward adjustment to revenue for the three months ended September 30, 2015 is reflected in Big Fish Games net revenue presented on the Company’s Condensed Consolidated Statements of Comprehensive Earnings.

•
Casinos revenues improved $1.1 million driven by a $1.0 million increase in revenues at VSI, which we believe was primarily the result of favorable customer response to the 2015 installation of upgraded video poker machines. Calder Casino revenues increased $0.5 million due to adjustments in free play targeted toward maximizing its offerings to higher-tier players. Oxford revenues increased $0.5 million, associated with an increase in Oxford's share of the market and free play reductions. Finally, on June 19, 2015, we commenced a management agreement for Saratoga which provided management fees of $0.2 million. Partially offsetting these increases was a decrease in Fair Grounds Slots revenues of $0.7 million. On April 22, 2015, a smoking ban was implemented in Orleans Parish which negatively impacted our revenues and attendance, and which coincided with market share growth for our competitors whose operations are not within the smoking ban area. Our Mississippi properties, Harlow's and Riverwalk, reported mixed revenue results, as improved table games activity at Riverwalk was offset by a local competitor's actions negatively affecting Harlow's performance.

•
TwinSpires revenues increased $4.1 million for the three months ended September 30, 2015, primarily due to a handle increase of 9.4%, which outpaced industry growth of 3.7% during the period by 5.7 percentage points. TwinSpires benefitted from a 23% increase in unique players and a 67% increase in new player registrations. Furthermore, TwinSpires revenues included a decline of $0.6 million compared to the prior period due to the cancellation of a low-margin, third-party agreement during the fourth quarter of 2014, under which it provided administrative call center services.

•
Racing revenues decreased $2.5 million, primarily due to a decline in Arlington revenues of $2.3 million as four fewer live race days, smaller field sizes, fewer races per day and inclement weather for the Arlington Million led to a decline in pari-mutuel wagering, attendance and other operational-based revenues. Calder revenues for the three months ended September 30, 2015 consisted primarily of rental income from TSG for the use of Calder's racetrack and certain other racing and training facilities and decreased $0.1 million as compared to the three months ended September 30, 2014 as a result of non-recurring revenues associated with the cessation of racing operations.

•	Other Investments revenues decreased $0.2 million, due to the cessation of the print edition of BLUFF Magazine during January 2015 and lower revenues at United Tote.
Adjusted Segment EBITDA
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue, Calder exit costs and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses. Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period. Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG.
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

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Big Fish Games	$33,295	$—	$33,295	F
Casinos	25,037	24,937	100	—%
TwinSpires	13,759	11,098	2,661	24%
Racing	283	(1,229)	1,512	F
Other Investments	(78)	(899)	821	91%
Corporate	(1,685)	(1,398)	(287)	(21)%
Total Adjusted EBITDA	$70,611	$32,509	$38,102	F
Big Fish Games acquisition charges	(2,810)	—	(2,810)	U
Big Fish Games changes in deferred revenue	(10,907)	—	(10,907)	U
Share-based compensation	(4,485)	(2,213)	(2,272)	U
Calder exit costs	(12,737)	(2,298)	(10,439)	U
MVG interest expense, net	(535)	(819)	284	35%
Other charges and recoveries, net	—	(355)	355	100%
Depreciation and amortization	(27,452)	(17,280)	(10,172)	(59)%
Interest (expense) income, net	(6,732)	(5,167)	(1,565)	(30)%
Income tax provision	(750)	(846)	96	11%
Net earnings	4,203	3,531	672	19%
Foreign currency translation, net of tax	58	—	58	F
Comprehensive earnings	$4,261	$3,531	$730	21%
Excluding corporate share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each of the operating segments for the three months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Big Fish Games	$(750)	$—	$(750)	U
Casinos	(2,655)	(2,319)	(336)	(14)%
TwinSpires	(1,628)	(1,340)	(288)	(21)%
Racing	(1,749)	(1,505)	(244)	(16)%
Other Investments	(147)	(134)	(13)	(10)%
Corporate income	6,929	5,298	1,631	31%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Big Fish Games, which was acquired on December 16, 2014, generated Adjusted EBITDA of $33.3 million during the three months ended September 30, 2015. Our bookings and revenues are reflective of industry growth in both the iOS and Android marketplaces and our increasing share of casino-style and casual free-to-play games. Significant components of operating expenses include platform fees, advertising and marketing, user acquisition costs, depreciation and amortization, network delivery costs, royalties and salaries and benefits. Big Fish Games Adjusted EBITDA results for the three months ended September 30, 2015 exceeded those of both the first and second quarters of 2015 due, in part, to the continuing success of Gummy Drop! in both the iOS and Android markets, the successful launch of Dungeon Boss during the third quarter of 2015 and continued optimization of user acquisition spending. Furthermore, during the three months ended September 30, 2015, a shift in the timing of purchases for our casual free-to-play offerings as compared to prior quarters generated a favorable impact on Adjusted EBITDA of $1.8 million. Since the decrease in revenue is offset by a corresponding increase in deferred revenue, Adjusted EBITDA is positively affected only by the reduction in operating expenses.

•
Casinos Adjusted EBITDA increased $0.1 million during the three months ended September 30, 2015 as our properties reported mixed results. MVG and Calder Casino Adjusted EBITDA improved $0.4 million on a combined basis through continued market and property growth, despite additional regional competition. Furthermore, on June 19, 2015, we commenced a management agreement for Saratoga which provided management fee income of $0.2 million. Finally, Oxford Adjusted EBITDA increased $0.2 million due to strong slots revenue growth trends, increasing market share and efficient management of variable expenses. Partially offsetting these improvements, our Louisiana properties' Adjusted EBITDA decreased $0.4 million as Fair Grounds Slots was negatively impacted by the introduction of a parish-wide smoking ban on April 22, 2015, and it experienced a decline in market share subsequent to the introduction of the smoking ban, coinciding with increased market share at other Louisiana casinos located in parishes not included in the smoking ban. However, VSI benefitted from higher visitation, which we believe was positively impacted by a 2015 video poker equipment upgrade. In addition, VSI locations are not included in the Orleans Parish smoking ban, which also contributed to revenue growth of 13% at VSI, as compared to the same period of 2014. Finally, our Mississippi properties' Adjusted EBITDA declined $0.4 million as a decrease in Harlow's market share from aggressive local competition was partially offset by table games improvement at Riverwalk.

•
TwinSpires Adjusted EBITDA increased $2.7 million during the three months ended September 30, 2015. Handle growth of 9.4% outpaced industry performance by 5.7 percentage points as customers continued to migrate to online wagering. Partially offsetting these improvements, during the three months ended September 30, 2014, TwinSpires experienced a non-recurring favorable adjustment of $1.1 million in Pennsylvania pari-mutuel taxes from a favorable tax ruling that occurred during the third quarter of 2014. In addition, TwinSpires incurred higher New York taxes due to the cancellation of a service agreement during May 2015.

•
Racing Adjusted EBITDA increased $1.5 million primarily due to Calder results which included the elimination of racing related expenditures during 2015. In addition, Fair Grounds Adjusted EBITDA increased $0.6 million in part due to improvements in variable maintenance and insurance expenses. Partially offsetting these increases was a decrease in Adjusted EBITDA of $0.3 million at Arlington resulting from lower live and simulcast racing revenues resulting from four fewer live race days, inclement weather for the Arlington Million event, lower attendance and smaller field sizes due to lower purses on the depletion of Horse Racing Equity Trust Fund monies during the prior year.

•
Other Investments Adjusted EBITDA improved $0.8 million due to lower expenditures associated with the development of an Internet gaming platform and the elimination of losses from the cessation of the print edition of BLUFF Magazine during January 2015.

•
Corporate Adjusted EBITDA decreased by $0.3 million due primarily to increases in annual estimated bonus compensation expenses associated with the financial performance of the Company, recruitment and professional fees, all of which were partially offset by higher management fees.

The following other items affected net earnings during the three months ended September 30, 2015:

•
Big Fish Games related charges of $13.7 million consist of a non-cash fair value adjustment of $2.8 million associated with the change in the fair value of the earnout and deferred founder liabilities during the period. In addition, we recorded a deferred revenue adjustment of $10.9 million consisting of $3.7 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value, and $7.2 million resulting from bookings exceeding revenue recognized during the three months ended September 30, 2015.

•
Share-based compensation expense increased $2.3 million compared to the same period of 2014 due to incremental expense related to new awards granted in February 2015 and the acceleration of equity compensation upon the September 30, 2015 retirement of our previous Chief Executive Officer. Partially offsetting this increase was a decline in expenses associated with grants made under the New Company LTIP during 2013, which were substantially recognized during 2014.

•
Calder exit costs consist of non-cash impairment charges of $12.7 million to reduce the net book value of Calder's grandstand and ancillary facilities to zero in preparation for future use and to achieve operational cost savings. During the three months ended September 30, 2014, Calder exist costs consisted of $2.3 million in severance and other benefit costs in accordance with a one-time benefit arrangement for Calder racing employees whose positions were terminated upon the cessation of pari-mutuel operations.

•
Other charges and recoveries include $0.4 million in expenses during the three months ended September 30, 2014 which did not recur during 2015 for our share of equity losses associated with our unsuccessful attempt to obtain a license to build and operate a gaming facility in the Capital Region of New York.

•	Interest (expense) income, net, increased $1.6 million primarily as a result of higher long-term debt balances outstanding due to the acquisition of Big Fish Games.

•
Depreciation and amortization expense increased $10.2 million during the three months ended September 30, 2015, driven by additional expenses of $13.0 million associated with the Big Fish Games acquisition. Partially offsetting this increase was a reduction in depreciation expense of $1.4 million at Calder from the cessation of pari-mutuel operations and resulting impairment and acceleration of depreciation on racing assets. Furthermore, depreciation expense at Calder Casino declined $0.9 million as certain gaming assets, which were acquired with the opening of Calder Casino during 2010, were fully depreciated during 2015.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Number of thoroughbred live race days	183	276	(93)	(34)%
Net revenues:
Big Fish Games	$299,969	$—	$299,969	F
Casinos	251,864	249,788	2,076	1%
TwinSpires	156,409	149,426	6,983	5%
Racing	218,741	231,069	(12,328)	(5)%
Other	12,931	13,813	(882)	(6)%
Total net revenues	$939,914	$644,096	$295,818	46%
Operating income	$111,243	$104,096	$7,147	7%
Operating income margin	12%	16%
Net earnings	$57,689	$60,164	$(2,475)	(4)%
Diluted net earnings per common share	$3.26	$3.40	$(0.14)	(4)%
Our total net revenues increased $298.0 million during the nine months ended September 30, 2015, from revenues of $300.0 million from Big Fish Games, which was acquired on December 16, 2014. Casinos revenues increased $2.1 million as improvements at our Maine, Louisiana and Florida properties were partially offset by regional weakness in Mississippi. TwinSpires revenues increased $7.0 million primarily due to a 6.6% increase in handle during the nine months ended September 30, 2015. Racing revenues declined $10.1 million, as the cessation of Calder's pari-mutuel operations and declines at Arlington due to reductions of state purse subsidies more than offset higher revenues from a strong Kentucky Oaks and Kentucky Derby week. Other revenues declined $0.9 million primarily due to lower United Tote revenues and the cessation of the print edition of BLUFF Magazine during January 2015.
Our operating income increased $7.1 million due to the impact of Big Fish Games, which contributed operating income of $10.8 million before non-cash charges of $17.4 million, as explained below, for the nine months ended September 30, 2015. Furthermore, our ongoing evaluation of the estimates used by Big Fish Games to recognize revenue and expenses indicated a shift in the timing of purchases for our casual free-to-play offerings, which resulted in an unfavorable impact on operating income of $3.2 million consisting of a $5.0 million decrease in revenue, partially offset by a $1.8 million reduction in operating expenses.
In addition, we benefitted from a successful Kentucky Oaks and Kentucky Derby week in our Racing operations and the effect of a strong Triple Crown season in TwinSpires results. Partially offsetting these increases were Calder exit costs of $13.5 million and non-cash acquisition-related charges of $17.4 million associated with the fair value adjustments related to the Big Fish Games earnout and deferred founder liabilities. In addition, depreciation and amortization expense increased $33.8 million due to the impact of the Big Fish Games acquisition.
Our net earnings decreased $2.5 million as an increase in our effective income tax rate from 37% to 44% due to certain non-deductible expenses arising from the Big Fish Games acquisition more than offset the recognition of a gain of $5.8 million from the sale of our remaining investment in HRTV during 2015 and improvements in our equity investments. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Purses & pari-mutuel taxes	$77,881	$86,336	$(8,455)	(10)%
Casino taxes	65,994	64,524	1,470	2%
Depreciation and amortization	82,129	48,324	33,805	70%
Other operating expenses	473,488	280,643	192,845	69%
Calder exit costs	13,490	2,298	11,192	U
Research and development	30,029	—	30,029	U
SG&A expenses	68,250	58,306	9,944	17%
Acquisition-related charges	17,410	—	17,410	U
Insurance recoveries, net of losses	—	(431)	431	(100)%
Total	$828,671	$540,000	$288,671	53%
Percent of revenue	88%	84%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $192.8 million, reflecting $206.9 million in operating expenses incurred by Big Fish Games during the nine months ended September 30, 2015. Deferred compensation expense increased $0.9 million, which was attributable to the increase in the Company's stock price during the period. Marketing expenditures increased $0.6 million, primarily at TwinSpires and Churchill Downs, with corresponding revenue growth. Furthermore, content expenses related to our TwinSpires segment increased $3.1 million associated with handle improvement. Partially offsetting these increases was a decline of $12.2 million in expenses at Calder due to the conclusion of pari-mutuel operations on July 1, 2014. Furthermore, in response to moderating revenue growth, we reduced salaries and contract labor across our segments by $4.0 million. Finally, other contract service expense decreased $2.3 million for the nine months ended September 30, 2015, due to the cancellation of a TwinSpires' low-margin, third-party service agreement during the fourth quarter of 2014.

•
Depreciation and amortization expense increased $33.8 million during the nine months ended September 30, 2015 driven by additional expenses of $38.7 million associated with the Big Fish Games acquisition. Partially offsetting this increase was lower depreciation expense of $1.7 million at Calder due to the conclusion of pari-mutuel operations on July 1, 2014 and the 2015 impairment of certain Calder racing assets. Furthermore depreciation expense at Calder Casino declined $2.7 million as certain gaming assets, which were acquired with the opening of Calder Casino during 2010, became fully depreciated during 2015.

•	Research and development expenses increased $30.0 million and consist primarily of compensation related expenditures within Big Fish Games studios and engineering functions.

•
Acquisition-related charges consist of non-cash fair value adjustments of $17.4 million associated with the change in the fair value of the Big Fish Games earnout and deferred founder liabilities during the nine months ended September 30, 2015.

•
Calder exist costs consist of non-cash impairment charges of $12.7 million to reduce the net book value of Calder's grandstand and ancillary facilities to zero and $0.8 million in expenditures for demolition costs related to the removal of the barns in preparation for future use and to achieve operational cost savings. During the nine months ended September 30, 2014, Calder exist costs consisted of $2.3 million in severance and other benefit costs in accordance with a one-time benefit arrangement for Calder racing employees whose positions were terminated upon the cessation of pari-mutuel operations.

•
Selling, general and administrative expenses increased $9.9 million during the nine months ended September 30, 2015. Big Fish Games incurred $11.3 million in expenses during the period. Annual bonus compensation expense increased $1.2 million due to the financial performance of the Company. Finally, we recognized an impairment loss of $0.3 million related to a land option that expired. Partially offsetting these amounts were reductions in corporate contributions of $1.0 million and $0.7 million in legal expenses related to prior year matters which did not recur. Finally, Calder expenses declined $1.3 million associated with Calder's racing operations which did not recur during the nine months ended September 30, 2015.

•
Purses and pari-mutuel taxes decreased $8.5 million during the nine months ended September 30, 2015 primarily due to the conclusion of Calder's pari-mutuel operations on July 1, 2014. Calder continued to incur purse expenses of $5.7 million during the nine months ended September 30, 2015, which were generated from its casino operations.
Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Interest income	$232	$15	$217	F
Interest expense	(21,336)	(15,107)	(6,229)	(41)%
Equity in earnings of unconsolidated investments	8,244	5,853	2,391	41%
Gain on sale of equity investment	5,817	—	5,817	F
Miscellaneous, net	(346)	482	(828)	U
Other income (expense)	$(7,389)	$(8,757)	$1,368	(16)%
Income tax provision	(46,165)	(35,175)	$(10,990)	(31)%
Effective tax rate	44%	37%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Gain on sale of equity investment increased $5.8 million, due to the receipt of $6.0 million of proceeds and the associated recognition of a $5.8 million gain on sale of our remaining investment in HRTV.

•
Interest expense increased $6.2 million during the nine months ended September 30, 2015, primarily as a result of higher average outstanding debt balances under our Senior Secured Credit Facility required for financing the acquisition of Big Fish Games.

•
Equity in earnings of unconsolidated investments increased $2.4 million during the nine months ended September 30, 2015, primarily due to an improvement in the performance of our investment in MVG of $1.2 million. During 2014, we incurred non-recurring expenses of $0.8 million related to our unsuccessful attempt to obtain a New York casino license which did not recur during 2015, and in 2015, we received $0.3 million for a reimbursement of a portion of our 2014 New York licensing expenses.

•	Miscellaneous, net decreased $0.8 million during the nine months ended September 30, 2015, related to Big Fish Games Luxembourg operations unfavorable foreign currency expenses.

•
The effective tax rate for the nine months ended September 30, 2015 was negatively impacted by the anticipated annual increase in the fair values of the Big Fish Games earnout and deferred founder liabilities, which were non-deductible acquisition-related expenses.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Big Fish Games	$299,969	$—	$299,969	F
Casinos:
Calder Casino	58,726	58,560	166	—%
Fair Grounds Slots	29,324	30,823	(1,499)	(5)%
VSI	27,584	25,241	2,343	9%
Harlow's Casino	37,471	38,425	(954)	(2)%
Oxford Casino	60,799	58,808	1,991	3%
Riverwalk Casino	37,724	37,931	(207)	(1)%
Saratoga	236	—	236	F
Total Casinos	251,864	249,788	2,076	1%
TwinSpires	157,190	150,140	7,050	5%
Racing:
Churchill Downs	142,965	134,362	8,603	6%
Arlington	53,018	59,084	(6,066)	(10)%
Calder	2,029	19,231	(17,202)	(89)%
Fair Grounds	32,009	30,489	1,520	5%
Total Racing	230,021	243,166	(13,145)	(5)%
Other Investments	14,880	15,801	(921)	(6)%
Corporate revenues	731	949	(218)	(23)%
Eliminations	(14,741)	(15,748)	1,007	(6)%
	$939,914	$644,096	$295,818	46%
Significant items affecting comparability of our net revenues by segment include:

•
Big Fish Games revenues contributed $300.0 million during the nine months ended September 30, 2015. Big Fish Games net revenues includes amounts recognized from its premium paid, casino and free-to-play casual games.  Revenues recognized include a reduction of $17.6 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Subsequent to the acquisition of Big Fish Games, the Company analyzed the amount of revenue that would have been recognized had Big Fish Games remained independent and had the deferred revenue balances not been adjusted to fair value.  The $17.6 million downward adjustment to revenue for the nine months ended September 30, 2015 is reflected in Big Fish Games net revenue presented on the Company’s Condensed Consolidated Statements of Comprehensive Earnings.

•
Casinos revenues increased $2.1 million during the nine months ended September 30, 2015. VSI revenues improved $2.3 million as our video poker operations benefitted from multiple factors including the 2015 installation of upgraded video poker machines, the operation of OTB facilities which are not included within the New Orleans Parish smoking ban limits, effective advertising and lower gasoline prices. In addition, Oxford revenues increased $2.0 million due to successful promotional activities, a strengthening market and improvements in market share. Furthermore, on June 19, 2015, we commenced a management agreement for Saratoga which provided management fees of $0.2 million. Partially offsetting these increases was a decline in Fair Grounds Slots revenues of $1.5 million which was negatively impacted by a smoking ban in Orleans Parish which commenced on April 22, 2015. Finally, revenues at our Mississippi properties declined $1.2 million as the result of aggressive competitors' offerings.

•
TwinSpires revenues increased $7.1 million for the nine months ended September 30, 2015, primarily due to a handle increase of 6.6%, which was an improvement of 5.7 percentage points as compared to the industry increase of 0.9% during the period. TwinSpires benefited from a strong Triple Crown season and continued to increase its active player usage and new account registrations. Furthermore, TwinSpires revenues included a decline in revenues of $2.4 million compared to the prior period due to the cancellation of a low-margin, third-party agreement during the fourth quarter of 2014 under which it provided administrative call center services.

•
Racing revenues decreased $13.1 million, primarily due to the July 1, 2014 cessation of pari-mutuel operations at Calder. Calder revenues for the nine months ended September 30, 2015 consisted primarily of rental income from TSG for the use of Calder's racetrack and certain other racing and training facilities. Arlington revenues decreased $6.1 million as a result of twelve fewer live race days, smaller field sizes, fewer races per day and inclement weather for the Arlington Million which led to a decline in attendance and pari-mutuel wagering and other operational-based revenues. Partially offsetting these declines was an increase in revenues of $8.8 million at Churchill Downs, primarily related to a successful Kentucky Oaks and Kentucky Derby week. Churchill Downs benefitted from record attendance and handle, in addition to increased media revenue and advance ticket sales revenue during the week.

•	Other Investments revenues decreased $0.9 million, partially due to the cessation of the print edition of BLUFF Magazine during January 2015 and lower revenues at United Tote.
Adjusted Segment EBITDA
In order to evaluate the performance of our operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue, Calder exit costs and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses. Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period. Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG.
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

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Big Fish Games	$81,559	$—	$81,559	F
Casinos	81,779	78,362	3,417	4%
TwinSpires	41,666	35,135	6,531	19%
Racing	76,281	66,600	9,681	15%
Other Investments	35	(2,475)	2,510	F
Corporate	(5,239)	(3,645)	(1,594)	(44)%
Total Adjusted EBITDA	$276,081	$173,977	$102,104	59%
Insurance recoveries, net of losses	—	431	(431)	(100)%
Big Fish Games acquisition charges	(17,410)	—	(17,410)	U
Big Fish Games changes in deferred revenue	(32,003)	—	(32,003)	U
Share-based compensation expense	(10,580)	(10,567)	(13)	—%
Calder exit costs	(13,490)	(2,298)	(11,192)	U
MVG interest expense, net	(1,625)	(1,956)	331	17%
Other charges and recoveries, net	6,114	(832)	6,946	F
Depreciation and amortization	(82,129)	(48,324)	(33,805)	(70)%
Interest (expense) income, net	(21,104)	(15,092)	(6,012)	(40)%
Income tax provision	(46,165)	(35,175)	(10,990)	(31)%
Net earnings	57,689	60,164	(2,475)	(4)%
Foreign currency translation, net of tax	(357)	—	(357)	U
Comprehensive earnings	$57,332	$60,164	$(2,832)	(5)%
Excluding corporate share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Big Fish Games	$(2,250)	$—	$(2,250)	U
Casinos	(5,987)	(5,850)	(137)	(2)%
TwinSpires	(3,726)	(3,573)	(153)	(4)%
Racing	(5,442)	(5,683)	241	4%
Other Investments	(335)	(347)	12	3%
Corporate income	17,740	15,453	2,287	15%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Big Fish Games, which was acquired on December 16, 2014, generated Adjusted EBITDA of $81.6 million during the nine months ended September 30, 2015. Our bookings and revenues are reflective of industry growth in both the iOS and Android marketplaces and our increasing share of casino-style and casual free-to-play games. Significant components of operating expenses include platform fees, advertising and marketing, user acquisition costs, depreciation and amortization, network delivery costs, royalties and salaries and benefits. Big Fish Games Adjusted EBITDA results continue to reflect the continuing success of Gummy Drop! and Big Fish Casinos in both the iOS and Android markets and the successful launch of Dungeon Boss. Furthermore, during the nine months ended September 30, 2015, a shift in the timing of purchases for our casual free-to-play offerings as compared to prior periods generated a favorable impact on Adjusted EBITDA of $1.8 million. Since the decrease in revenue is offset by a corresponding increase in deferred revenue, Adjusted EBITDA is positively affected only by the reduction in operating expenses.

•
Casinos Adjusted EBITDA increased $3.4 million, as a majority of our properties improved their Adjusted EBITDA during the nine months ended September 30, 2015, as compared to the prior period. Oxford Adjusted EBITDA increased $1.6 million due to strong revenue trends, which favorably impacted total state gaming revenues and the property's portion of the total market share. Riverwalk Adjusted EBITDA improved $1.2 million due to strong table game results and disciplined labor and other variable expenditure reductions. Calder Casino Adjusted EBITDA increased $0.9 million due in part to savings in labor and insurance expenditures. Adjusted EBITDA from our joint venture, MVG, increased $0.8 million during the period as the property benefitted from the continued improvement of its customer database, partially offset by new competition in the market. On June 19, 2015, we commenced a management agreement for Saratoga which provided management fee income of $0.2 million. Partially offsetting these improvements, Harlow's Adjusted EBITDA decreased $1.0 million as aggressive competitive actions and favorable expense reductions during the nine months ended September 30, 2014 did not recur during 2015. Finally, Fair Grounds Slots and VSI combined Adjusted EBITDA decreased $0.3 million compared to the same period of 2014. Fair Ground Slots experienced revenue weakness due in part to the introduction of a parish-wide smoking ban on April 22, 2015. The Fair Ground Slots decline was partially offset by improvements at VSI which benefited from higher visitation and was positively impacted by the installation of new video poker games, driving revenue growth of 8%, as compared to the prior period.

•
TwinSpires Adjusted EBITDA increased $6.5 million during the nine months ended September 30, 2015. Handle growth of 6.6% outpaced industry performance by 5.7 percentage points as customers continued to migrate to online wagering. For the nine months ended September 30, 2015, TwinSpires experienced a reduction in Pennsylvania pari-mutuel taxes from a favorable tax ruling that occurred during the third quarter of 2014, which was partially offset by a favorable adjustment of $1.1 million that occurred during the third quarter of 2014 which did not recur. In addition, TwinSpires incurred higher New York taxes due to the cancellation of a service agreement during May 2015. Finally, Adjusted EBITDA benefitted by the discontinuation of Luckity, our online real-money bingo operations, which ceased operations during November 2014. Partially offsetting these improvements were higher marketing expenses of $1.0 million, which were incurred for promotions related to the 2015 Triple Crown season and Breeders' Cup challenge series races.

•
Racing Adjusted EBITDA increased $9.7 million due to increased profitability of $6.0 million from the Kentucky Oaks and Kentucky Derby week, driven by record-setting wagering activity, an increase in advance ticket sales and media revenue and the effect of record-breaking attendance. In addition, Adjusted EBITDA at Calder improved $4.0 million, due to the cessation of pari-mutuel operations during 2014 and revenues received from the TSG agreement during 2015. Fair Grounds Adjusted EBITDA increased $0.4 million due to improvements in attendance and pari-mutuel revenues, despite one fewer live race day, and reductions in variable maintenance and insurance expenses, partially offset by a decline in Jazz Fest performance due to inclement weather during that event, all of which occurred during the nine months ended September 30, 2015. Partially offsetting these increases was a decrease in Adjusted EBITDA of $1.2 million at Arlington resulting from lower live and simulcast racing revenues as a result of eight fewer live race days, lower attendance and smaller field sizes due to a lower purse structure on the depletion of the Horse Racing Equity Trust Fund monies during the prior year.

•
Other Investments Adjusted EBITDA increased $2.5 million due to lower expenditures associated with the development of an Internet gaming platform, cost control efforts and bad debt expense recoveries at United Tote which improved Adjusted EBITDA by $0.9 million and the elimination of losses from the cessation of the print edition of BLUFF Magazine during January 2015.

•
Corporate Adjusted EBITDA decreased $1.6 million due in part to an increase in deferred compensation expense of $0.9 million, which was attributable to the increase in the Company's stock price during the period, in addition to increases in annual estimated bonus compensation expenses associated with the financial performance of the Company, both of which were partially offset by higher corporate management fees.

The following other items affected net earnings during the nine months ended September 30, 2015:

•
Big Fish Games related charges of $49.4 million consist of a non-cash fair value adjustment of $17.4 million associated with the change in the fair value of the earnout and deferred founder liabilities during the period. In addition, we recorded a deferred revenue adjustment of $32.0 million consisting of $17.6 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value, and $14.4 million resulting from bookings exceeding revenue recognized during the nine months ended September 30, 2015.

•
Calder exit costs consist of non-cash impairment charges of $12.7 million to reduce the net book value of Calder's grandstand and ancillary facilities to zero and barn demolition costs of $0.8 million in preparation for future use and to achieve operational cost savings. During the nine months ended September 30, 2014, Calder exit costs consisted of $2.3 million in severance and other benefit costs in accordance with a one-time benefit arrangement for Calder racing employees whose positions were terminated upon the cessation of pari-mutuel operations.

•
Other charges and recoveries, net included a gain of $5.8 million from the sale of our remaining ownership interest in HRTV and a gain of $0.3 million from the reimbursement of a portion of our 2014 licensing expenditures related to our unsuccessful attempt to obtain a New York casino license during 2014. Partially offsetting these recoveries were expenses of $0.8 million for our share of equity losses associated with our Capital Region joint venture which did not recur during 2015.

•
Depreciation and amortization expense increased $33.8 million during the nine months ended September 30, 2015, driven by additional expenses of $38.7 million associated with the Big Fish Games acquisition. Partially offsetting this increase was a reduction in depreciation expense of $2.7 million at Calder Casino as certain gaming assets, which were acquired with the opening of Calder Casino during 2010, were fully depreciated during 2015. Furthermore, depreciation expense declined $1.6 million at Calder from the cessation of pari-mutuel operations and resulting impairment and acceleration of depreciation on racing assets.

•	Interest (expense) income, net increased $6.0 million primarily as a result of higher long-term debt balances outstanding due to the acquisition of Big Fish Games.

•
Insurance recoveries, net of losses, declined $0.4 million as we recognized the final reimbursement of insurance proceeds from hailstorm damage at Churchill Downs during the nine month ended September 30, 2014.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of September 30, 2015 and December 31, 2014 (in thousands):

			Change
	September 30, 2015	December 31, 2014	$	%
Total assets	$2,260,315	$2,362,504	$(102,189)	(4)%
Total liabilities	$1,494,146	$1,662,503	$(168,357)	(10)%
Total shareholders' equity	$766,169	$700,001	$66,168	9%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include a reduction of $12.1 million in Big Fish Games cash domiciled in Luxembourg as $19.2 million was repatriated to the United States, to be used for long-term debt principal payments, which was partially offset by cash generated by the Luxembourg operations. In addition, net accounts receivable declined $14.0 million primarily reflecting collections related to the 2015 Kentucky Oaks and Kentucky Derby week, offset by an increase in Big Fish Games accounts receivable, related to timing of payments for iOS and Android related purchases. Furthermore, income taxes receivable decreased primarily due to the receipt of the 2014 federal tax refunds of $26.2 million. Finally, other intangible assets decreased $40.0 million primarily due to amortization expense of $36.0 million associated with Big Fish Games intangible assets.

Partially offsetting these decreases was an increase of $10.0 million in Big Fish Games game technology and rights expenditures associated with payments made to third-party developers. In addition, other current assets increased $1.7 million attributable to prepayments for our annual insurance premiums and $6.2 million primarily related to Big Fish Games spending on platform and developer fees.

•
Significant changes within total liabilities include a reduction of $183.2 million in our total debt outstanding due to principal payments funded with cash from operations. In addition, dividends payable decreased $17.4 million reflecting the payment of our annual dividend declared in 2014. Furthermore, non-Big Fish Games deferred revenue decreased $42.1 million primarily related to the recognition of revenue for the 2015 Kentucky Derby and Kentucky Oaks.

Partially offsetting these decreases were increase of $32.0 million in Big Fish Games deferred revenue due to strong growth in bookings. The Big Fish Games earnout and deferred founder's payment increased $17.4 million as a result of a fair value measurement adjustment during the first nine months of 2015. Income taxes payable increased by $8.9 million related to our current year earnings. In addition, accounts payable increased $6.6 million due to higher settlements payable balances and payables associated with the conclusion of the Churchill Downs September Meet.

•
Significant increases within shareholders' equity include comprehensive earnings of $57.3 and the amortization of restricted stock awards and employee stock purchase plan expense of $10.6 million. In addition, windfall tax adjustments associated with equity compensation increased $4.2 million and the value of stock issued was $1.2 million. Partially offsetting these increases was the cancellation of shares for payment of income taxes owed on vested shares of $7.2 million.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Nine Months Ended September 30,		Change
Cash flows from:	2015	2014	$	%
Operating activities	$223,196	$114,245	$108,951	95%
Investing activities	$(28,354)	$(59,827)	$31,473	53%
Financing activities	$(210,356)	$(57,085)	$(153,271)	U
Significant items affecting the comparability of our liquidity and capital resources between the nine months ended September 30, 2015 and 2014 include:

•
Cash provided by operating activities increased $109.0 million primarily due to the incremental Big Fish Games cash flows and significant improvements in cash flows generated by strong Kentucky Oaks and Kentucky Derby week performance and TwinSpires handle increases. We received dividends of $11.0 million from our joint venture, MVG. Working capital improvements increased cash flows by approximately $45.0 million, consisting of $26.2 million in federal income tax refunds and increases in deferred revenues of $29.3 million associated with Big Fish games, partially offset by higher restricted cash requirements associated with elevated TwinSpires wagering. Partially offsetting these amounts were $16.2 million in game technology and rights payments made by Big Fish Games to its third-party developers. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
Cash used in investing activities decreased $31.5 million primarily due to lower capital expenditures at Churchill Downs for current year Kentucky Derby and Kentucky Oaks projects, as compared to projects funded during the prior year, in addition to lower funding requirements of $9.0 million for our MVG joint venture. In addition, we received proceeds of $6.0 million from the sale of our remaining investment in HRTV. Partially offsetting these amounts were deferred payments of $0.9 million to Big Fish Games former equity holders for working capital adjustments related to the acquisition.

•
Cash used in financing activities increased $153.3 million primarily due to an increase in net repayments under our Senior Secured Credit Facility of $197.4 million during the nine months ended September 30, 2015 as compared to the prior year and payments of $11.8 million to Big Fish Games' equity holders for the receipt of income tax refunds related to the acquisition. Partially offsetting these amounts was the repurchase of common stock at a cost of $61.6 million during the nine months ended September 30, 2014 which did not recur.

Free cash flow, which we reconcile to “Net cash provided by operating activities,” is cash flows from operations reduced by maintenance-related (replacement) capital expenditures. Maintenance-related capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn-out, or no longer cost effective to repair. We use free cash flow to evaluate our business and believe this measure is useful to investors because, although it is similar to cash flows from operations, we believe it will typically present a more conservative measure of cash flows, as maintenance-related capital expenditures are a necessary component of our ongoing operations. Free cash flow is a non-GAAP measure and our definition may differ from other companies’ definitions of this measure.
Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Maintenance-related capital expenditures	$22,588	$18,170	$4,418	24%
Capital project expenditures	8,250	30,684	(22,434)	(73)%
Additions to property and equipment	$30,838	$48,854	$(18,016)	(37)%
Net cash provided by operating activities	$223,196	$114,245	$108,951	95%
Maintenance-related capital expenditures	(22,588)	(18,170)	(4,418)	24%
Free cash flow	$200,608	$96,075	$104,533	F

During the nine months ended September 30, 2015, the increase in capital project expenditures, as compared to the same period of 2014, primarily reflects capital expenditures related to the Clubhouse Lawn Project at Churchill Downs that was completed in 2015.
Credit Facilities and Indebtedness
The following table presents our total debt outstanding at September 30, 2015 and December 31, 2014 (in thousands):

			Change
	September 30, 2015	December 31, 2014	$	%
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2018	$93,000	$258,000	$(165,000)	(64)%
Term Loan A due 2019	192,500	200,000	(7,500)	(4)%
Swing line of credit	1,636	12,355	(10,719)	(87)%
Total Senior Secured Credit Facility	287,136	470,355	(183,219)	(39)%
5.375% Senior Unsecured Notes due 2021	300,000	300,000	—	—%
Total debt	587,136	770,355	(183,219)	(24)%
Current maturities of long-term debt	15,000	11,250	3,750	33%
Total debt, net of current maturities	$572,136	$759,105	$(186,969)	(25)%
Our total debt outstanding consists of (i) the Fourth Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) which provides a maximum aggregate commitment of $500 million; (ii) a $200 million Term Loan Facility (“Term Loan”) to the existing Senior Secured Credit Facility which requires quarterly principal payments which increase in increments of $1.25 million. The Term Loan matures on December 1, 2019, provided however, in the event the Senior Secured Credit Facility has not, prior to May 17, 2018, been extended to a maturity date of December 1, 2019, the Term Loan matures on May 17, 2018; and (iii) $300 million in senior unsecured notes due 2021.
As of September 30, 2015, there was $397.5 million of borrowing capacity available under our Senior Secured Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Senior Secured Credit Facility Financial Ratios
On December 1, 2014, the Company executed the Senior Secured Credit Facility whereby it added a $200 million Term Loan to the existing Senior Secured Credit Facility and amended certain definitions and provisions of the credit agreement including Consolidated Funded Indebtedness, EBITDA and calculation of the Total Leverage Ratio. The Senior Secured Credit Facility matures on May 17, 2018.
During the nine months ended September 30, 2015, we commenced required quarterly principal payments which will recur through September 30, 2019. The initial quarterly payment made was $2.5 million and will increase in increments of $1.25 million on December 31 of each year to reach the final year quarterly payment amount of $7.5 million.
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
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of September 30, 2015, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At September 30, 2015, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	11.0 to 1	> 3.0 to 1.0
Total Leverage Ratio	2.3 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.3 to 1	< 3.5 to 1.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Risk
Our primary exposure to market risk relates to changes in interest rates. At September 30, 2015, we had $287.1 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net earnings and cash flows from operating activities by $1.6 million.
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

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015. As previously disclosed, on December 16, 2014, the Company acquired Big Fish Games. Effective January 1, 2015, the Company initiated the process, through testing, to ensure that Big Fish Games continued to comply with the Company's internal control concepts, use and application. During the quarter ended September 30, 2015, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as disclosed below, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below. We do not believe that the final outcome of these matters will have a material adverse impact, individually or in the aggregate, on our business, financial condition and results of operations.
BIG FISH CASINO
On April 17, 2015, Cheryl Kater, by and through counsel, filed a Complaint - Class Action styled Cheryl Kater v. Churchill Downs Incorporated. Plaintiff, Cheryl Kater, filed the purported class action lawsuit in the United States District Court, for the Western District of Washington, in Seattle, alleging, among other claims, that the Company’s “Big Fish Casino” violates Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the Company’s slots, blackjack, poker, and roulette games offered through Big Fish Casino). On June 30, 2015, the Company filed its Motion to Dismiss the Complaint. On July 15, 2015, Plaintiff and the Company, (collectively, the "Parties"), filed a Stipulation and Proposed Order to Extend the Briefing Schedule for Defendants' Motion to Dismiss. On July 16, 2015, the U.S. District Court accepted the Parties Stipulation and issued an Order extending Plaintiffs' deadline to file opposition to the Company's Motion to Dismiss to August 7, 2015, and moving the Company's deadline to file its reply to Plaintiff's opposition to August 28, 2015. On August 18, 2015, Plaintiff filed her response to the Company’s Motion to Dismiss. In turn, the Company filed its reply brief in support of its Motion to Dismiss on September 18, 2015. The Company awaits the U.S. District Court’s ruling on its Motion to Dismiss.
LOUISIANA HORSEMENS' PURSES
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Civil District Court for the Parish of Orleans, State of Louisiana (“District Court”). The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking a referral to the Louisiana Racing Commission.  By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission.  On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. The Louisiana Racing Commission requested and received memoranda from the parties in the case on the issue of whether plaintiffs have standing to pursue the claims against Fair Grounds. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. The plaintiffs’ appeal is pending.
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
KENTUCKY DOWNS
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company’s ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company’s ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company’s motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP’s motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court’s assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013, on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. On October 31, 2013, the Simpson County Court entered an Order Denying Petitioners’ (Kentucky Downs Management Inc. et al.) Motion for Summary Judgment. On September 17, 2015, Kentucky Downs, LLC, et. al. filed Petitioners’ Motion for Summary Judgment on Court II of the Amended Petition previously filed. The Company has until November 23, 2015 to file its response to the Petitioners' Motion for Summary Judgment.
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
Purchases of Company Common Stock
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/15-7/31/15	—	$—	—	$38,438,810
8/1/15-8/31/15	7,410	135.81	—	—
9/1/15-9/30/15	16,441	133.81	—	—
Total	23,851	$134.43	—	$38,438,810	(2)

(1)	Shares of common stock were retained from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.

(2)	Maximum dollar amount of shares of common stock that may yet be repurchased under the Company's stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 28, 2015	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 28, 2015	/s/ William E. Mudd
William E. Mudd
President and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	First Amendment to the Executive Change in Control, Severance and Indemnity Agreement By and Between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10.1 to Current Report on Form 8-K filed July 14, 2015.

10(b)	Form of Churchill Downs Incorporated Restricted Stock Unit Agreement	Exhibit 10.1A to Current Report on Form 8-K filed September 28, 2015.

10(c)	Form of Churchill Downs Incorporated Performance Share Unit Agreement	Exhibit 10.1B to Current Report on Form 8-K filed September 28, 2015

10(d)	Form of Executive Change in Control, Severance and Indemnity Agreement dated as of October 12, 2015 executed between Churchill Downs Incorporated and Marcia A. Dall	Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2014

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document