Form 10-K
period 2015-12-31
CHURCHILL DOWNS Inc
filed 2016-02-24
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 19, 2016, 16,594,321 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2015 (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $1,706,838,462.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2016 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Form 10-K filing includes 106 pages, which includes an exhibit index on pages 103-106.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

PART I

ITEM 1.	BUSINESS
A.    Introduction
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, gaming, and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 8,500 gaming positions in six states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
B.    Business Segments
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate. Financial information about these segments is set forth in Item 8. "Financial Statements and Supplementary Data Note 19—Segment Information, of Notes to Consolidated Financial Statements" contained within this report.  Further discussion of financial results by operating segment is provided in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020.
Our racing revenue includes commissions on pari-mutuel wagering at our racetracks and OTBs plus simulcast host fees earned from other wagering sites. In addition, ancillary revenue generated by the pari-mutuel facilities includes admissions, sponsorships and licensing rights, and food and beverage sales. Racing revenue and income are influenced by our racing calendar. Racing dates are generally approved annually by the respective state racing authorities. Therefore, racing revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year. The majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
Churchill Downs, Arlington, Fair Grounds, our ten OTBs in Illinois and twelve OTBs in Louisiana offer year-round simulcast wagering. Gulfstream Park took over operations of Calder’s simulcast wagering beginning July 1, 2014. The OTBs accept wagers on races at the respective racetrack or on races simulcast from other locations.
We generate a significant portion of our pari-mutuel wagering revenue by sending signals of races from our racetracks to other facilities and businesses ("export") and receiving signals from other racetracks ("import"). Revenue is earned through pari-mutuel wagering on signals that we both import and export.
Churchill Downs
Churchill Downs is located in Louisville, Kentucky and is an internationally known thoroughbred racing operation best known as the home of the iconic Kentucky Derby. We have conducted thoroughbred racing continuously at Churchill Downs since 1875. The Kentucky Derby is the longest continuously held annual sporting event in the United States and is the first race of the annual series of races for 3-year old thoroughbreds known as the Triple Crown. Our history of record attendance, strong wagering and television viewership is attractive to presenting sponsors and contributed to the sixth consecutive year of Adjusted EBITDA growth in 2015. We had 75 race days in 2013, 74 in 2014 and 70 in 2015. We anticipate having 70 race days in 2016.
In 2002, as part of the financing of improvements to the Churchill Downs facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
The facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a grandstand, luxury suites and a stabling area. The facility accommodates approximately 56,400 patrons in our clubhouse, grandstand, Jockey Club Suites, Finish Line Suites, Turf Club, Grandstand Terrace, Rooftop Garden and Mansion. We have a saddling paddock, accommodations for groups and special events and parking areas for the public. Our racetrack also has permanent lighting in order to accommodate night races. The stable area has barns sufficient to accommodate approximately 1,400 horses and a 114-room dormitory for backstretch personnel. The Churchill Downs facility also has a simulcast wagering facility.
We have continued to invest in the facility to enhance the experience of our customers. During 2014, we completed the installation of a 15,224 square-foot, state of the art, high-definition video board that provides an enhanced viewing experience for patrons. We also created The Mansion, which provides premium accommodations for 298 guests. We also opened the Grandstand Terrace and Rooftop Garden, which together offers 2,400 new seats, wagering windows, and food and beverage offerings.

During the second quarter of 2015, we opened our new winner’s circle suites and a courtyard. The winner’s circle suites include 20 private, open-air suites reserved specifically for Kentucky Oaks and Kentucky Derby horsemen. The courtyard is a spacious lawn area in front of the winner’s circle suites.
In September 2015, we announced an $18 million capital expenditure project to modernize the Turf Club and other premium areas to be completed prior to the 2016 Kentucky Oaks and Kentucky Derby, further evidencing our dedication to enhancing the experience at Churchill Downs.
We also provide additional stabling and training facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track at a facility known as Trackside Louisville. Trackside Louisville operated as a simulcast wagering facility until it ceased operations in 2013. The simulcast wagering portion of the facility was razed during January 2015.
Arlington
The Arlington racetrack is located in Arlington Heights, Illinois and is a thoroughbred racing operation with ten OTBs. The Arlington racetrack hosts a significant stakes race, the Arlington Million. We had 89 race days in 2013, 89 in 2014 and 77 in 2015. We anticipate having 74 race days in 2016.
The racetrack sits on 336 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes a clubhouse, grandstand and suite seating for approximately 7,500 persons, and food and beverage facilities. The stable area can accommodate 2,200 horses and has a 546-room temporary housing facility.
Fair Grounds
The Fair Grounds racetrack is located in New Orleans, Louisiana and is a racing operation with twelve OTBs in Louisiana. The Fair Grounds racetrack hosts a significant stakes race, the Louisiana Derby. We had 81 thoroughbred race days in 2013, 82 in 2014 and 83 in 2015. We anticipate having 80 thoroughbred race days in 2016. We had 14 quarter horse race days in 2013, 12 in 2014 and 10 in 2015. We anticipate having 10 quarter horse race days in 2016.
The Fair Grounds facility consists of approximately 145 acres of land, a one-mile dirt track, a seven-eighths (7/8) mile turf track, a grandstand and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities. The stable area consists of barns that can accommodate 1,897 horses and living quarters for 132 persons.
Calder
Calder is located in Miami Gardens, Florida and is adjacent to Sun Life Stadium, home of the Miami Dolphins. Calder is a thoroughbred racing facility that consists of approximately 231 acres of land with a one-mile dirt track, 7/8-mile turf track, barns and stabling facilities.
On July 1, 2014, we finalized an agreement with TSG that expires on December 31, 2020 under which we permit TSG to operate and manage Calder’s racetrack and certain other racing and training facilities and to provide live horseracing under Calder’s racing permits. During the term of the agreement, TSG pays Calder a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
In 2015, we continued our assessment of potential alternative uses of the Calder property that is not associated with the TSG lease agreement. Based on our analysis, we razed the barns that were not associated with the TSG agreement and commenced the demolition of the grandstand and certain ancillary facilities. In 2015, we recognized Calder exit costs of $13.9 million consisting of a non-cash impairment charge of $12.7 million to reduce the net book value of the grandstand assets to zero and $1.2 million for demolition costs related to the removal of the grandstand and the barns and to prepare the stable area for alternate future uses. We expect to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures. We expect to incur additional demolition costs of approximately $3.2 million, which will continue to be expensed as incurred during 2016. We reclassified $2.3 million of severance and other benefit costs that were previously reported in selling, general and administrative expense in 2014 into Calder exit costs.
Casinos Segment
We are also a diversified provider of brick-and-mortar real-money casino gaming with approximately 8,500 gaming positions located in six states. We own five casinos (Oxford Casino, Riverwalk Casino, Harlow’s Casino, Calder Casino and Fair Grounds Slots and Video Services, LLC) and two hotels (Riverwalk and Harlow’s). In addition, we have a 50% equity investment in Miami Valley Gaming, LLC ("MVG") and a 25% equity investment in Saratoga Casino Holdings LLC ("SCH"). Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.

Oxford Casino
Our Oxford Casino ("Oxford") is located in Oxford, Maine. Oxford is a 27,000 square-foot casino with approximately 850 slot machines, 26 table games and two dining facilities on approximately 97 acres of land.
Riverwalk Casino
Our Riverwalk Casino ("Riverwalk") is located in Vicksburg, Mississippi. Riverwalk is a 25,000 square-foot casino with approximately 660 slot machines, 14 table games, a five-story 80-room attached hotel and two dining facilities on approximately 22 acres of land.
Harlow’s Casino
Our Harlow’s Casino ("Harlow’s") is located in Greenville, Mississippi. Harlow’s is a 33,000 square-foot casino with approximately 740 slot machines, 15 table games, a 105-room attached hotel, a 5,600 square-foot multi-functional event center and four dining facilities. Harlow’s is located on approximately 84 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi.
Calder Casino
Our Calder Casino ("Calder Casino") is located in Miami Gardens, Florida near Sun Life Stadium and is adjacent to Calder Race Course. Calder Casino is a 106,000 square-foot facility with approximately 1,090 slot machines and two dining facilities on a single-level. We ceased operating a poker room at Calder Casino on June 30, 2014.
Fair Grounds Slots and Video Services, LLC
Fair Grounds Slots is located in New Orleans, Louisiana adjacent to Fair Grounds Race Course. Fair Grounds Slots is a 33,000 square-foot slot facility that operates approximately 620 slot machines with two concession areas, a bar, a simulcast facility and other amenities for casino and pari-mutuel wagering patrons. Video Services, LLC ("VSI") is the owner and operator of approximately 790 video poker machines in ten off-track betting locations ("OTBs") in Louisiana.
Miami Valley Gaming Joint Venture and Equity Investment
We have a 50% equity investment in MVG that owns a video lottery terminal ("VLT") facility and harness racetrack on 120 acres in Lebanon, Ohio, which opened on December 12, 2013. MVG is an 186,000 square-foot facility with approximately 1,590 video lottery terminals, a racing simulcast center, a 5/8- mile harness racetrack and four dining facilities. MVG expects to conduct 86 days of live harness racing in 2016. MVG conducted 52 days of live harness racing in 2013, 64 days in 2014, and 89 days in 2015.
MVG, our 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. ("DNC") was established during 2012 to develop a new harness racetrack and VLT casino facility in Lebanon, Ohio. Through the joint venture agreement with DNC, we formed a new company, MVG, to manage our collective interest in the development and operation of the racetrack and the VLT. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club, Inc. and Miami Valley Trotting, Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six-year term effective upon the commencement of casino operations on December 12, 2013. There is also a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after casino operations commence.
Saratoga Casino Holdings LLC Equity Investment
On October 2, 2015, we completed the acquisition of a 25% equity investment in SCH which owns Saratoga Casino and Raceway ("Saratoga") in Saratoga Springs, New York, for $24.5 million from Saratoga Harness Racing, Inc. ("SHRI"). Saratoga has a casino facility with approximately 1,700 VLT machines, a 1/2-mile harness racetrack with a racing simulcast center and three dining facilities. Saratoga has a 50% interest in a joint venture with DNC to manage the Gideon Putnam Hotel and Resort. We also signed a five-year management agreement with SCH to manage Saratoga for which we receive management fee revenue. Saratoga expects to complete a $40.0 million expansion including a 117-room hotel, expanding dining facilities and a 3,000 square-foot multi-functional event space in 2016. SCH expects to conduct 170 days of live harness racing in 2016. SCH conducted 170 days of live harness racing in 2013, 160 days in 2014 and 170 days in 2015.
SHRI has also agreed to transfer its controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado to SCH upon approval from the Colorado Division of Gaming. When the approval is received and the transfer is completed, we will pay the remainder of the purchase price of approximately $6.4 million to SHRI for our pro-rata ownership of the Colorado operations and we will sign a five-year management agreement with SCH to manage Saratoga Casino Black Hawk for which we will receive management fee revenue.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, Bloodstock Research Information Services ("BRIS") and HRTV, LLC.

TwinSpires.com is headquartered in Mountain View, California and operates our Advance Deposit Wagering ("ADW") business. We are the country’s premier source of online account wagering for horseracing events and are the largest legal online gaming platform in the U.S. TwinSpires accepts online and mobile pari-mutuel wagers from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device (through a browser or the TwinSpires mobile app) or through the Internet at www.twinspires.com. Our business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. We offer our customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information, and all of our customers have the ability to automatically enroll in its rewards program, TSC Elite. In addition, we provide technology services to other third parties and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an advance deposit wagering platform and related operational services while the third party typically provides a brand name, marketing and limited customer functions. We believe that TwinSpires.com is a key component to our growth, and our gaming platform positions us to be a continued market leader in online gaming.
Our FAW business is an ADW business licensed in the state of Louisiana that is operated by Fair Grounds Race Course for Louisiana residents through a contractual agreement with TwinSpires.com.
Velocity is licensed in the British Dependency Isle of Man where we operate an ADW business focused on high dollar wagering international customers.
BRIS is a data service provider for the equine industry. We maintain one of the world’s largest computerized databases of pedigree and racing information for the thoroughbred horse industry. We provide special reports, statistical information, handicapping information, pedigrees, and other data to organizations, publications and individuals within the thoroughbred industry.
HRTV, LLC ("HRTV") was an equity investment in a horseracing television channel. We divested HRTV on January 2, 2015.
Big Fish Games Segment
On December 16, 2014, we completed the acquisition of Big Fish Games, Inc. ("Big Fish Games"), a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices. Big Fish Games is headquartered in Seattle, Washington and has locations in Oakland, California and Luxembourg, with approximately 604 employees.
We utilize a portfolio approach to game development and have five internal studios with distinct production strategies as well as a large network of third-party developers to supplement our internal game production capabilities. We are a major producer of content and a direct-to-consumer, analytics-focused marketer and distributor of content across multiple platforms, including PC, Mac and mobile (including iOS and Android devices). We focus on delivering high quality game play and scaling these games to large audiences. When we release new games, we have an advanced marketing and analytic platform that allows us to quickly reach a broad game audience while leveraging a positive spread between the cost to acquire users and the expected net revenue from those users.
We have distributed more than 2.6 billion games to customers in 150 countries and are currently ranked as the fifth largest mobile publisher by combined iOS and Android sales in the U.S. based on gross revenue. The business operates in three business lines: 1) social casino, 2) casual and mid-core free-to-play and 3) premium paid games.
Social Casino Games
Social casino games are free to download through PC, Mac and mobile devices with a free-to-play business model. Monetization occurs through the consumer purchase of in-app virtual currency to enhance the game-playing experience. We view Big Fish Casino as a social game platform within a single app that includes multiple casino-style games such as blackjack, poker, slots, craps and roulette. Big Fish Casino is consistently a top-five social casino title on iOS and Google Play app stores based on gross revenue.
Casual and Mid-core Free-to-play Games
Casual and mid-core free-to-play games are also free to download through PC, Mac and mobile devices. Casual games consist of non-casino game genres such as match three, puzzle, hidden object and solitaire. Mid-core free-to-play games include non-casino game genres such as simulation, role-playing, adventure, collectible card and strategy. These games are monetized through the consumer purchase of in-app virtual currency which players can use to buy virtual items to enhance the game-playing experience. Over time, we have experienced a significant increase in our monthly average users largely due to the continued growth of our mobile free-to-play offerings. Gummy Drop! and Fairway Solitaire Blast are examples of our casual free-to-play games and Dungeon Boss is an example of our mid-core free-to-play games.
Premium Paid Games
Premium paid games are those where customers pay a single price upfront to download a game on their PC, Mac and mobile devices. There is no further monetization through in-game purchases. The games tend to be linear in nature and have a distinct beginning, middle and end. The premium paid customer base provides a significant source of free installs to support new premium paid mobile games as well as free-to-play product launches.
Other Investments Segment
Our Other Investments Segment includes United Tote, Churchill Downs Interactive Gaming ("I-Gaming"), Capital View Casino & Resort Joint Venture ("Capital View") and Bluff.
United Tote
Our subsidiaries, United Tote Company and United Tote Canada (collectively "United Tote"), manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, record sales, calculate payoffs and display wagering data to patrons who wager on horseraces. United Tote has contracts to provide totalisator services to a significant number of third-party racetracks, OTBs and other pari-mutuel wagering businesses and also provides these services at many of our facilities.
I-Gaming
I-Gaming is our Internet real-money gaming operation. During May 2015, I-Gaming entered into an agreement with a licensed card room operator to provide Internet-based interactive gaming services within California, should enabling legislation be enacted that would permit such activities. The term of the agreement commences after enabling legislation and upon the acceptance of the first customer wager and will then continue for a ten-year period. Under the agreement, I-Gaming and the licensed operator will jointly provide a platform for operations, obtain and maintain required licenses and regulatory approvals, and operate Internet-based interactive gaming services that will be marketed to California residents. These Internet-based interactive gaming services may include poker and other real-money gaming activities. At this time, it is difficult to assess whether this legislation will be enacted into law and the effect it would have on our business.
Capital View Casino & Resort Joint Venture
Capital View is a 50% joint venture with SHRI that unsuccessfully bid on the development of a destination casino and resort in the Capital Region of New York. Our remaining investment of $0.8 million reflects our share of land owned by the venture.
Bluff
Bluff Media ("Bluff"), which we acquired in February 2012, operated a multimedia poker periodical (BLUFF Magazine and BluffMagazine.com), maintained a comprehensive online database (ThePokerDB) that tracked and ranked the performance of poker players and tournaments, and provided various other news and content forums. We ceased operations of BLUFF in July 2015.
Corporate Segment
Our Corporate segment includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
C.    Competition
Overview
We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending, including spectator sports, fantasy sports and other entertainment and gaming options. Internet-based interactive gaming and wagering, both legal and illegal, is growing rapidly and we anticipate competition in this area will become more intense as new Internet-based ventures enter the industry and as state and federal regulations on Internet-based activities are clarified. Additionally, our brick-and-mortar casinos compete with traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions.
Legalized gambling is currently permitted in various forms in many states and Canada. Other jurisdictions could legalize gambling in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing or gaming operations, such gaming operations could have a material adverse impact on our business.
Racing
In 2015, approximately 39,840 thoroughbred horse races were conducted in the U.S. Of these races, we hosted 2,120 races, or about 5.3% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing and purse sizes. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Over 89 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs, casinos and via our ADW business.
Churchill Downs
Churchill Downs faces competition from freestanding casinos and racetracks that are combined with casinos ("racinos") in Indiana and Ohio. In Indiana, these casinos include Horseshoe Indiana, in Elizabeth, Indiana; Belterra Casino in Florence, Indiana and French Lick Resort in French Lick, Indiana. In Indiana, there are two racinos: Hoosier Park which operates 2,000 slot machines, and Indiana Grand Racing & Casino which operates 2,200 slot machines. In Ohio, seven racetracks offer VLT facilities.
In New York, Aqueduct Racetrack has a gaming facility with more than 4,900 video lottery terminals and electronic table games. As a result of the addition of gaming activities, New York purse payments at each of the three New York racetracks were greatly enhanced compared to historical levels.
These developments may result in Indiana, Ohio and New York racetracks attracting horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse sizes that, in turn, may have a negative effect on handle.
Arlington
Arlington competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Race Course, there are ten riverboat casino operations that draw from the Chicago market including Rivers Casino, in Des Plaines, Illinois. Additionally, Native American gaming operations in Wisconsin may also adversely affect Arlington.
The Video Gaming Act was enacted in July 2009, authorizing the placement of up to five Video Gaming Terminals ("VGTs") in licensed retail establishments, truck stops, and veteran and fraternal establishments. There are currently over 22,000 VGTs distributed among more than 5,000 establishments throughout Illinois.
Fair Grounds
Fair Grounds competes in Louisiana in both thoroughbred and quarter horse racing with Louisiana Downs, Evangeline Downs, Harrah's Louisiana Downs and Delta Downs as well as with other southern state racetracks including Gulfstream Park in Florida and Oaklawn Park in Arkansas.
Casinos
Oxford
Oxford competes with Hollywood Casino in Bangor, Maine. Oxford also competes with Plainridge Park Casino in Plainville, Massachusetts which opened in June 2015. Two other casinos are expected to open in Massachusetts in the future.
Riverwalk
Riverwalk competes in the Vicksburg, Mississippi area and is one of four casinos in the local market. Our principal local competitors are Ameristar Casino, Lady Luck Casino and DiamondJacks Casino & Hotel. In addition, Riverwalk faces regional competition from Magnolia Bluff Casino and the Pearl River Resort in Mississippi.
Harlow’s
Harlow’s competes in Greenville, Mississippi with a variety of regional riverboat and land-based casinos. Our primary local competitor is Trop Casino that reopened its renovated property during October 2014. Harlow’s also faces regional competition from a casino in Lula, Mississippi, eight casinos in Tunica, Mississippi and two casinos in Arkansas.
The Mississippi Gaming Control Act does not limit the number of licenses that may be granted.
Calder Casino
Calder Casino competes with seven pari-mutuel casinos as well as three Indian-owned casinos, all of which are located in Miami-Dade or Broward County, Florida. We also face competition from a large number of cruise ship operators in Miami and Ft. Lauderdale. Native American casinos are taxed at lower rates and therefore, are generally able to spend more money marketing their facilities to consumers.
Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos which may be subject to lower taxation rates.
Fair Grounds Slots and Video Services, LLC
Fair Grounds Slots competes in the New Orleans, Louisiana area with two riverboat casinos and Harrah’s which is the largest, closest and only land-based casino competitor to Fair Grounds. Fair Grounds Slots faces significant gambling competition along the Mississippi Gulf Coast. Fair Grounds Slots and VSI also compete with video poker operations located at various OTBs, truck stops and restaurants in the area. In 2015, Fair Grounds Slots was adversely impacted by a smoking ban in Orleans Parish which enhanced competition with properties outside of Orleans Parish.
MVG
MVG competes with Hollywood Gaming at Dayton Raceway, a VLT facility in Dayton, Ohio and Horseshoe Cincinnati, a slot machine and table games casino in Cincinnati, Ohio.  MVG also faces regional competition from three casinos in Indiana and two other gaming properties in Columbus, Ohio.
Saratoga
Saratoga will compete with Rivers Casino, a new casino in Schenectady, New York, that is expected to open during the first half of 2017.
TwinSpires
TwinSpires.com competes with other ADW businesses for both customers and racing content, and it also competes with online gaming sites. Our competitors include Betfair Limited (d/b/a TVG), The Stronach Group (d/b/a XpressBet), Premier Turf Club, Lien Games (d/b/a BetAmerica), AmWest Entertainment, The New York Racing Association (d/b/a NYRA Rewards), Connecticut OTB, Penn National Gaming Inc. and Racing2Day LLC.
Our BRIS business competes with companies such as Equibase and the Daily Racing Form. The handicapping and pedigree information that we sell to wagering customers and horsemen in the industry may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide.
Big Fish Games
We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with other game developers on the basis of a number of factors, including quality of player experience, brand awareness and access to distribution channels.
 We believe we compete favorably on these factors. However, our industry is evolving rapidly and is becoming increasingly competitive. Other developers and distributors of social casino, casual and mid-core free-to-play and premium paid games could develop more compelling content that competes with our games and adversely affects our ability to attract and retain players and their entertainment time. These competitors, including companies of which we may not be currently aware, may take advantage of social networks or access to a larger user base to grow their networks rapidly and virally.
Our social casino games compete in a rapidly evolving market against an increasing number of competitors, including Caesars Interactive, Zynga and IGT. Our casual and mid-core free-to-play game customers may also play other games on PCs, Macs, mobile devices and console devices, and some of these games may include unique features that our games do not have. Given the open nature of the development and distribution of games for mobile devices, we compete with a vast number of developers and distributors who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. It has been estimated that more than 2.1 million applications, including more than 473,000 active games, were available on Apple’s U.S. App Store as of December 31, 2015. The proliferation of titles potentially makes it difficult for us to differentiate ourselves from other developers and to compete for customers who download and purchase content for their devices without substantially increasing our marketing and other development and distribution costs.
Other Investments
In North America, United Tote competes primarily with Sportech and AmTote International, Inc. Our competition outside of North America is very fragmented.
D.    Governmental Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our racing operations, our casino operations, TwinSpires and Big Fish Games are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level.
Racing Regulations and Potential Legislative Changes
Horseracing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horseracing generally do so through a horseracing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks or pari-mutuel operations and/or business
The total number of days on which each racetrack conducts live thoroughbred racing fluctuates annually according to each calendar year and the determination of applicable regulatory authorities.
Specific Federal Racing Regulations and Potential Legislative Changes
In the United States, interstate pari-mutuel wagering on horseracing is subject to the Interstate Horseracing Act of 1978 ("IHA"), as amended in 2000. Through the IHA, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horseracing events to other licensed establishments.
Potential Federal Horseracing Legislation
In April 2015, the Teller All Gone Horseracing Deregulation Act was filed for consideration in the Senate. Identical legislation, Coronado Heights Horseracing Deregulation Act, was filed in the House of Representatives. The proposed legislation would repeal the IHA, effectively prohibiting the operation of advance deposit wagering on horse races. If enacted into law, the legislation could have a material adverse impact on our business.
In July 2015, the Thoroughbred Horseracing Integrity Act of 2015 was filed. Under the terms of the legislation, the United States Anti-Doping Agency ("USADA") is designated as the organization responsible for regulating drugs, medications and treatments used in racing and would prohibit interstate wagering without consent from USADA. If enacted into law, the legislation could have a material adverse impact on our business.
Specific State Racing Regulations and Potential Legislative Changes
Kentucky
Horseracing tracks in Kentucky are subject to the licensing and regulation of the Kentucky Horse Racing Commission ("KHRC"). The KHRC is responsible for overseeing horseracing and regulating the state equine industry. Licenses to conduct live thoroughbred racing meets, to participate in simulcasting and to accept ADW wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky. To some extent, Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRC is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. During October 2015, Churchill Downs received re-approval to conduct an 11-day September meet during 2016, in addition to its traditional spring and fall racing meets.
Illinois
In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the Illinois Racing Board ("IRB"). In September 2015, the IRB appointed Arlington the host track in Illinois for 64 simulcast host days during 2016, an increase of 41 days compared to 2015. In addition, Arlington was awarded 216 live host days for 2016, an increase of 36 days as compared to 2015.
On January 29, 2014, the Illinois legislature approved regulations to reauthorize ADW wagering though January 2017 and began imposing an incremental surcharge on winning wagers of 0.2%, in addition to the previous surcharge of 0.18%. The legislation was approved by the Illinois legislature and signed by the Governor of Illinois during January 2014.
Florida
In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the Department of Business and Professional Regulation's Division of Pari-mutuel Wagering ("DPW"). The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarter horse races but does not approve the specific live race days. During 2013, Calder and Gulfstream Park began conducting concurrent live thoroughbred racing in certain months, leading to an overlapping of live racing resulting in direct competition for on-track horseracing and horses in South Florida, as well as the intrastate and interstate simulcasting markets. This negatively affected Calder’s ability to achieve full field horseraces and to generate handle on live racing in 2013. Our agreement with TSG to operate the Calder racetrack until December 31, 2020 eliminated this conflict.
Louisiana
In Louisiana, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the Louisiana State Racing Commission ("LSRC"). The LSRC is responsible for overseeing the awarding of licenses for the conduct of live racing meets, the conduct of thoroughbred horseracing, the types of wagering that may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live racing at a licensed racetrack for at least 80 days over a 20 week period each year to maintain the license and to conduct casino operations.
With the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted quarter horseracing at Fair Grounds for 14 days in 2013, 12 days in 2014, 10 days in 2015 and expect to conduct quarter horseracing for 10 days in 2016.
In May 2015, legislation was signed into law that will direct all revenue from unclaimed pari-mutuel wagering tickets and electronic gaming jackpots to a crime victims reparations fund to help pay for medical related expenses of sexual assault victims. We do not expect the legislation to have a material adverse impact on our business.
Casino Regulations and Legislative Changes
Casino laws are generally designed to protect casino consumers and the viability and integrity of the casino industry. Casino laws may also be designed to protect and maximize state and local revenue derived through taxes and licensing fees imposed on casino industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, casino laws establish procedures to ensure that participants in the casino industry meet certain standards of character and fitness. In addition, casino laws require casino industry participants to:

•	Ensure that unsuitable individuals and organizations have no role in casino operations;

•	Establish procedures designed to prevent cheating and fraudulent practices;

•	Establish and maintain responsible accounting practices and procedures;

•	Maintain effective controls over financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue;

•	Maintain systems for reliable record keeping;

•	File periodic reports with casino regulators;

•	Ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions;

•	Establish programs to promote responsible gambling and inform patrons of the availability of help for problem gambling; and

•	Enforce minimum age requirements.
Typically, a state regulatory environment is established by statute and administered by a regulatory agency with broad discretion to regulate the affairs of owners, managers and persons with financial interests in casino operations. Among other things, casino authorities in the various jurisdictions in which we operate:

•	Adopt rules and regulations under the implementing statutes;

•	Interpret and enforce casino laws;

•	Impose disciplinary sanctions for violations, including fines and penalties;

•	Review the character and fitness of participants in casino operations and make determinations regarding suitability or qualification for licensure;

•	Grant licenses for participation in casino operations;

•	Collect and review reports and information submitted by participants in casino operations;

•	Review and approve transactions, such as acquisitions or change-of-control transactions of casino industry participants, securities offerings and debt transactions engaged in by such participants; and

•	Establish and collect fees and taxes.
Any change in the laws or regulations of a casino jurisdiction could have a material adverse impact on our casino operations.
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
Many casino jurisdictions limit the number of licenses granted to operate casinos within the state and some states limit the number of licenses granted to any one casino operator. Licenses under casino laws are generally not transferable without approval. Licenses in most of the jurisdictions in which we conduct casino operations are granted for limited durations and require renewal from time to time. There can be no assurance that any of our licenses will be renewed. The failure to renew any of our licenses could have a material adverse impact on our casino operations.
In addition to our subsidiaries engaged in casino operations, casino authorities may investigate any individual who has a material relationship to or material involvement with, any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a casino licensee. Our officers, directors and certain key employees must file applications with the casino authorities and may be required to be licensed, qualify or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause that they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes in licensed positions must be reported to casino authorities. In addition to casino authorities' ability to deny a license, qualification or finding of suitability, casino authorities have jurisdiction to disapprove a change in a corporate position.
If one or more casino authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. In addition, casino authorities may require us to terminate the employment of any person who refuses to file appropriate applications.
Moreover, in many jurisdictions, certain of our shareholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to casino authorities, and casino authorities may require such holders to apply for qualification or a finding of suitability. Most casino authorities, however, allow an "institutional investor" to apply for a waiver. An "institutional investor" is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a member of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our casino affiliates, or the taking of any other action which casino authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.
Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised it is required by casino authorities may be denied a license or found unsuitable, as applicable. Any shareholder found unsuitable or denied a license and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the applicable casino authorities may be guilty of a criminal offense. Furthermore, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.
Violations of Gaming Laws
If we violate applicable casino laws, our casino licenses could be limited, conditioned, suspended or revoked by casino authorities, and we and any other persons involved could be subject to substantial fines. A supervisor or conservator can be appointed by casino authorities to operate our casino properties, or in some jurisdictions, take title to our casino assets in the jurisdiction, and under certain circumstances, income generated during such appointment could be forfeited to the applicable state or states. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable casino laws could have a material adverse impact on our casino operations.

Some casino jurisdictions prohibit certain types of political activity by a casino licensee, its officers, directors and key employees. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.
Reporting and Record-keeping Requirements
We are required periodically to submit detailed financial and operating reports and furnish any other information that casino authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our casinos and racetracks as well as any suspicious activity that may occur at such facilities. Failure to comply with these requirements could result in fines or cessation of operations. We are required to maintain a current stock ledger that may be examined by casino authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to casino authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may require certificates for our securities to bear a legend indicating that the securities are subject to specified casino laws.
Review and Approval of Transactions
Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to and in some cases approved by casino authorities. We may not make a public offering of securities without the prior approval of certain casino authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of casino authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy casino authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.
License Fees and Gaming Taxes
We pay substantial license fees and taxes in many jurisdictions in connection with our casino operations which are computed in various ways depending on the type of gambling or activity involved. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as a percentage of the gross casino revenue received; the number of gambling devices and table games operated; or a one-time fee payable upon the initial receipt of license and fees in connection with the renewal of license. In some jurisdictions, casino tax rates are graduated such that the tax rates increase as gross casino revenue increases. Tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse impact on our casino operations.
Operational Requirements
In most jurisdictions, we are subject to certain requirements and restrictions on how we must conduct our casino operations. In certain states, we are required to give preference to local suppliers and include minority and women-owned businesses and organized labor in construction projects to the maximum extent practicable. We may be required to give employment preference to minorities, women and in-state residents in certain jurisdictions. Our ability to conduct certain types of games, introduce new games or move existing games within our facilities may be restricted or subject to regulatory review and approval. Some of our operations are subject to restrictions on the number of gaming positions we may have and the maximum wagers allowed to be placed by our customers.
Specific State Casino Regulations and Potential Legislative Changes
Maine
The ownership and operation of casino gaming facilities in the State of Maine is subject to extensive state and local regulation and is subject to licensing and regulatory control by the Maine Gambling Control Board (the "MGCB"). The laws, regulations and supervisory procedures of the MGCB are based upon declarations of public policy that are concerned with, among other things: (1) the regulation, supervision and general control over casinos and the ownership and operation of slot machines and table games; (2) the investigation of complaints made regarding casinos; (3) the establishment and maintenance of responsible accounting practices and procedures; (4) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue and providing for reliable record keeping; and (5) the prevention of cheating and fraudulent practices. The regulations are subject to amendment and interpretation by the MGCB. Changes in Maine laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Maine gaming operations. The failure to comply with the rules and regulations of the MGCB could have a material adverse impact on our business.
Potential Expanded Gaming in Maine
In April 2015, legislation was filed for consideration that would expand gaming locations in the state and allow for entities such as Native American tribes and a harness track located in Southern Maine to operate casino facilities. Legislation authorizing a northern Maine casino benefiting Native American tribes expired during the legislative session. Proposed legislation allowing for a Southern Maine casino was rolled over to the 2016 legislative session. Should gaming expansion occur in Maine, it could have a material adverse impact on our business.
Mississippi
The ownership and operation of casino gaming facilities in the State of Mississippi is subject to extensive state and local regulation, including the Mississippi Gaming Commission (the "Mississippi Commission"). The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things: (1) the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (4) the prevention of cheating and fraudulent practices; (5) providing a source of state and local revenue through taxation and licensing fees; and (6) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Mississippi gaming operations. The failure to comply with the rules and regulations of the Mississippi Commission could have a material adverse impact on our business.
Florida
The ownership and operation of casino gaming facilities in the State of Florida is subject to extensive state and local regulation, primarily by the Florida Department of Business and Professional Regulation (the "DBPR"), within the executive branch of Florida’s state government. The DBPR is charged with the regulation of Florida’s pari-mutuel, card room and slot gaming industries, as well as collecting and safeguarding associated revenue due to the state. The DBPR has been designated by the Florida legislature as the state compliance agency with the authority to carry out the state’s oversight responsibilities in accordance with the provisions outlined in the compact between the Seminole Tribe of Florida and the State of Florida. Changes in Florida laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Florida gaming operation. The laws and regulations of Florida are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The failure to comply with the rules and regulations of the DBPR could have a material adverse impact on our business.
Potential Seminole Compact and Potential Decoupling in Florida
In December 2015, Florida’s Governor signed a twenty-year Seminole Compact with the Seminole Tribe preserving the Tribe's geographic exclusivity and right to exclusively operate blackjack, craps and roulette games and providing the state with an expected $3.0 billion in additional state revenue over a seven-year period beginning in 2017. The Seminole Compact addresses other issues such as the potential for pari-mutuel operations to add blackjack in a limited fashion as well as the potential for expanded licenses in Palm Beach and Miami-Dade counties. The Seminole Compact must be approved by the Florida Legislature. In February 2016, legislation authorizing the Seminole Compact was introduced for consideration.
In February 2016, legislation was introduced in the Florida House and Senate that would provide for significant changes to Florida’s pari-mutuel industry. The House bill would allow pari-mutuel racetracks in Miami-Dade and Broward counties to elect to decouple, relieving the facility of the obligation to conduct pari-mutuel operations, would require a reduction in the number of authorized gaming positions to a specified level in order to obtain a reduction in the gaming tax to 25% of casino revenue, would allow gaming facilities to be open continuously and would authorize additional gaming licenses in Miami-Dade and Palm Beach counties. The House bill would create a $10 million purse pool funded by revenues from the Seminole Compact. The Senate bill would allow pari-mutuel racetracks in Miami-Dade and Broward counties to elect to decouple, would establish a permit buyback program under which the state would purchase racing permits from pari-mutuel racetracks that decouple and would create a purse pool funded by revenues from the Seminole Compact and the pari-mutuel racetracks that elect to decouple. The Senate legislation provides for additional gaming licenses in Miami-Dade and Palm Beach counties, permits the operation of slot machines in six counties that have passed local referendums authorizing the activity, establishes a 25% tax rate on casino revenue, provides for gaming facilities to be open continuously and allows for facilities in Miami-Dade and Broward counties, as well as Tampa Bay Downs, to operate up to twenty-five blackjack tables. The Senate bill makes cardroom operations contingent upon having an agreement with a thoroughbred racetrack to pay 4% of monthly cardroom revenue to fund purses.
At this time it is not possible to determine what impact legislation with respect to authorizing the Seminole Compact or decoupling and other provisions will have on our business.

Louisiana
The manufacture, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacture, distribution, servicing and operation of video poker devices and slot machines are governed by the Louisiana Gaming Control Board (the "Louisiana Board") which oversees all licensing for all forms of legalized gaming in Louisiana. The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the "Division") performs the video poker and slots gaming investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. Changes in Louisiana laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Louisiana gaming operations. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs. The failure to comply with the rules and regulations of the Louisiana Board or the LSRC could have a material adverse impact on our business.
On January 22, 2015, the New Orleans City Council approved a smoking ban in bars and other public places, including casinos, in Orleans Parish which took effect on April 22, 2015. The smoking ban had a negative impact on Fair Grounds Slots which was partially offset by VSI, whose OTB locations are located outside of Orleans Parish. During the third quarter of 2015, we opened an outdoor smoking patio for our patrons at Fair Grounds Slots. At this time, it is not possible to determine the full impact of the smoking ban on our business.
Ohio
Video Lottery was introduced in the State of Ohio in 2012 when the Governor of Ohio signed Executive Order 2011-22K which authorized the Ohio Lottery Commission ("the OLC") to amend and adopt rules necessary to implement a video lottery program at Ohio’s seven horse racing facilities. The ownership and operation of VLT facilities in the State of Ohio is subject to extensive state and local regulation. The laws, regulations and supervisory procedures of the OLC include 1) regulating the licensing of video lottery sales agents (VLSA), key gaming employees and VLT manufacturers; 2) collecting and disbursing VLT revenue; and 3) maintaining compliance in regulatory matters. Changes in Ohio laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Ohio gaming operations. The failure to comply with the rules and regulations of the OLC could have a material adverse impact on our business.
Potential Ohio Video Lottery Sales
In April 2015, State Bill 140 was introduced that would remove the ability of a video lottery sales agent, such as our joint venture investment in MVG, to offer promotional play unless specific criteria are met. Under the terms of the bill, in order for a video lottery sales agent to offer promotional play, the agent must have at least 90% of the statutorily allocated video lottery terminals on the gaming floor and the agent must generate at least $165 million in revenue. If the agent meets both criteria, not only will the agent qualify to offer up to $5 million of promotional play, the agent may offer expanded types of video lottery games. If enacted, we expect the legislation to have a material adverse impact on our business.
New York
The ownership and operation of VLT facilities in New York are governed by the New York State Gaming Commission ("NYSGC") under the New York State Lottery for Education Law. The laws, regulations and supervisory procedures of the NYSGC include: 1) regulating the licensing of video lottery gaming agents, principal key gaming employees and VLT manufacturers; 2) collecting and disbursing VLT revenue; and 3) maintaining compliance in regulatory matters. Changes in New York laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our New York gaming operations. The failure to comply with the rules and regulations of the NYSGC could have a material impact on our business.
During 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and seek an amendment to the state constitution that would authorize such gaming and, during 2013, New York voters approved a constitutional amendment authorizing up to seven casinos in the state. On May 13, 2014, we entered into a 50% joint venture with SHRI to bid on the development, construction and operation of Capital View located in the Capital Region near Albany, New York. On December 17, 2014, the Gaming Facility Location Board ("Location Board") announced the award of three casino licenses in the state and awarded the Capital Region license to another bidder, but the Location Board did not award a fourth available license in the Southern Region. In December 2014, the Governor of New York appealed to the Location Board to reconsider awarding the fourth license in the state. During January 2015, the Location Board reopened the bidding process for casino license applications for the fourth license. In October 2015, the Location Board approved Tioga Downs to apply for the fourth and final New York license.

After a 7-year exclusivity period, the state may award additional licenses. An expansion of gaming in New York includes incentives for the horse racing industry. At this time, it is not possible to determine the impact casino gaming could have on our business.
The New York state budget was signed into law in April 2015 and included a provision authorizing the expansion of video lottery terminal games at six racetracks, including Saratoga. Specifically, the measure will allow racetracks to add electronic blackjack and poker games under the classification of games of chance and not skill. We expect the legislation to result in a favorable impact to our business.
Potential New York Interactive Gaming Legislation
In January 2016, legislation was filed that would authorize VLT operators and casino licensees to be eligible for an interactive gaming license. The bill provides that an interactive gaming licensee would be authorized to offer online poker games under a ten-year license. The proposed legislation limits the number of licenses to ten, establishes an initial $10 million license fee and establishes a tax rate of 15% of interactive gross gaming revenue. If passed, the legislation could result in a favorable impact to our business.
Kentucky
Potential Kentucky Expanded Gaming Legislation
On February 3, 2016, Senate Bill 144 was introduced for consideration during the 2016 legislative session. Senate Bill 144 is a constitutional amendment that authorizes the legislature to permit casino gaming and to develop a framework for casino gaming. Under the terms of the constitutional amendment, 90% of revenue generated from licensing fees and taxation would be directed to the state's pension fund. The remaining 10% of revenue would be dedicated to Kentucky's horse industry. If the constitutional amendment is approved by the Legislature during the 2016 session, it will appear on the November 2016 ballot. If enacted, the legislation could have a material positive impact on our business.
Illinois
Potential Illinois Expanded Gaming Legislation
On March 27, 2015, House Bill 2939 and House Bill 3564 were filed in the Illinois legislature. House Bill 2939 would authorize a state owned Chicago casino with 4,000 to 12,000 gaming positions. House Bill 3564 proposes to authorize five new casinos, a Chicago casino and electronic gaming at all Illinois racetracks except Fairmount Park Racetrack. Cook County racetracks would be authorized to operate 600 positions, while certain other racetracks would be authorized for 450 positions. The legislation remains pending for consideration during the 2016 legislative session. If enacted, the legislation could have a material positive impact on our business.
TwinSpires Regulations and Legislative Changes
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the Oregon Racing Commission ("ORC") and in accordance with Oregon law. TwinSpires also holds ADW licenses in certain other states where required such as California, Illinois, Idaho, Kentucky, Maryland, Virginia, Colorado, Arizona, Wyoming, Arkansas, New York and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact our ADW business.
Potential Federal Internet Gaming
On February 4, 2015, the Restoration of America’s Wire Act ("HR 707") was reintroduced for consideration in the House of Representatives. HR 707 is identical to the Restoration of America’s Wire Act legislation proposed in 2014 and is crafted to reverse a 2011 decision by the Justice Department that interpreted the Wire Act of 1961 ("Wire Act") to not apply to interstate transmissions of wire communications except when related to sports betting. As written, HR 707 would restore the interpretation of the Wire Act prior to the 2011 Justice Department decision and effectively prohibit online gaming. The legislation does not grandfather in states currently operating Internet gaming, but does allow for online wagering on horseracing placed in compliance with the Interstate Horseracing Act of 1978 to continue.
In June 2015, the Restoration of America’s Wire Act was introduced in the Senate. While the legislation is substantially similar to the version introduced in the House, the Senate bill would allow the Internet to be used to facilitate on-premises sales of lottery tickets and lottery subscriptions, but does not authorize the sale of lottery tickets online. It is difficult to assess the probability of legislation passing at the federal level, the form of any final legislation, or its impact on our business.
Potential State Legislative Changes
Florida
In January 2016, legislation was filed that would authorize and regulate, but not tax, advance deposit wagering in the state. If enacted, we do not believe the legislation will have an impact on our business. It is difficult to assess the probability of legislation passing at the state level, the form of any final legislation, or its impact on our business.
Indiana
In January of 2016, legislation was filed related to advance deposit wagering operation in the state. Although the legislation does not specifically authorize advance deposit wagering, a 6% tax is imposed on all Indiana citizens who place wagers through an ADW operator. If enacted, the legislation could have a negative impact on our business.
Maine
In 2015, legislation was filed that would regulate advance deposit wagering and implement a 6.5% tax on net commissions of the ADW licensee. Under the terms of the legislation, a commercial race track would have first right to apply for advance deposit wagering license. If the commercial track does not apply or subsequently relinquishes their license, an OTB or a multi-jurisdictional account wagering provider may apply for a license. The legislation failed to advance during the 2015 legislative session but rolled over for consideration in 2016. If enacted, the legislation could have a negative impact on our business.
Big Fish Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, sweepstakes and contests. Additional laws in all of these areas are likely to be passed in the future which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to include new uses or collection of data that is subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.
Some of our games and features are based upon traditional casino games such as slots and table games. We structure and operate these games and features, including Big Fish Casino and Vegas Party Slots, with the gambling laws in mind and believe that these games and features do not constitute gambling.
Other Investments Regulations and Potential Legislative Changes
Potential California Internet Poker
In February 2016, Assembly Bill 2863 was introduced in California. Assembly Bill 2863 would authorize the operation of Internet poker and provide that cardrooms and federally recognized Indian tribes qualify as entities eligible to apply for a license. Racetracks would not be permitted to apply for an Internet poker license but would receive an annual $60 million appropriation from the state. The legislation establishes a licensure period of seven years but does not set forth licensing fees or taxes. The potential effect of Assembly Bill 2863 on our business cannot be determined at this time.
Potential Pennsylvania Internet Poker
During February and March 2015, House Bill 649 and House Bill 695 authorizing Internet poker in Pennsylvania were introduced for consideration during the 2015 legislative session. Both bills would authorize existing Pennsylvania casinos to offer Internet poker, require a license fee of $5 million, establish a 14% tax on gross gaming revenue and permit the state to enter into interactive gaming agreements with other jurisdictions. The potential impact of this pending legislation on our business cannot be determined at this time.
On April 7, 2015, House Bill 920, was introduced and would allow existing casinos to offer Internet gaming on casino style games, establish a $5 million licensing fee, institute a 28% tax rate on gross gaming revenue and allow the state to enter into interstate compacts or reciprocal agreements with other jurisdictions. The potential impact of this pending legislation on our business cannot be determined at this time.
E.    Environmental Matters
We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations which are complex and subject to change, include United States Environmental Protection Agency ("EPA") and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm and sanitary water discharges. CAFO and other water discharge regulations include permit requirements and water quality discharge standards. Enforcement of these regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

In the ordinary course of our business, we may receive notices from regulatory agencies regarding our compliance with CAFO regulations that may require remediation at our facilities. On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds. We are currently in discussions with the EPA and United States Department of Justice and we expect to incur certain capital expenditures to remediate the alleged CAFO non-compliance. The capital expenditures are expected to extend the life of the assets.
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
F.    Marks and Internet Properties
We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter, housewares and glass. We license the use of these service marks and derive revenue from such license agreements.
G.    Employees
As of December 31, 2015, we employed approximately 4,530 full-time and part-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year.
H.    Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission ("SEC") filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website (www.churchilldownsincorporated.com) as soon as reasonably practicable after we electronically file the materials with the SEC and are also available at the SEC’s website at www.sec.gov. These reports may also be obtained from the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at (800) SEC-0330.

ITEM 1A.	RISK FACTORS
Risks Related to the Company
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and us could materially impact our future performance and results. The factors described below are the most significant risks that could have a material impact our business.
General economic trends may impact our operations
Economic conditions improved during 2014 and 2015 in local, regional, national and global markets; however the risk of a future downturn exists. Our access to and/or cost of credit may be impacted to the extent global and U.S. credit markets are affected by downward trends. Our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenue declines. Any persistence of poor economic conditions, or deterioration in economic conditions, could have a material adverse impact on our business.
Our business is sensitive to consumer confidence and reductions in consumers’ discretionary spending which may result from challenging economic conditions, unemployment levels and other changes we cannot predict accurately
Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes which can be adversely affected by economic conditions and the persistence of elevated levels of unemployment. Declines in the residential real estate market, changes in consumer confidence, increases in individual tax rates and other factors that we cannot accurately predict may reduce the disposable income of our customers. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, online wagering sites and our Big Fish Games website, downloading our Big Fish games and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels. Decreases in consumer discretionary spending could affect us even if it occurs in other markets. Reduced wagering levels and profitability at racetracks from which we carry racing content could cause certain racetracks to cancel races or cease operations and therefore reduce the content we could provide to our customers. Any significant loss of customers or decline in wagering could have a material adverse impact on our business.
We are vulnerable to additional or increased taxes and fees
We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws or in the administration of laws affecting the gaming industry. Many states and municipalities, including ones in which we operate, are currently experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. It is not possible to determine the likelihood of any such changes in tax laws or fees, or changes in the administration of such laws; however, if enacted, such changes could have a material adverse impact on our business.
Our debt facilities contain restrictions that limit our flexibility in operating our business
Our debt facilities contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability to, among other things:

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
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.
We have pledged and will pledge a significant portion of our assets as collateral under our debt facilities. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness and our lenders could exercise their rights against the collateral we have granted them.
Under our debt facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our debt facilities or our other indebtedness could result in an event of default under our debt facilities or our other indebtness which, if not cured or waived, could have a material adverse impact on our business. In the event of any default under our debt facilities or our other indebtedness, the lenders thereunder:

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
We could face challenges in identifying development projects that fit our strategic objectives, identifying potential acquisition or divestiture candidates and/or development partners, finding buyers, negotiating projects on acceptable terms, and managing and integrating the acquisition or development projects. The integration of new operations and any other properties we may acquire or develop will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating new properties or projects may also interrupt the activities of those businesses which could have a material adverse impact on our business. The divestiture of existing businesses may be affected by our ability to identify potential buyers. Furthermore, current or future regulation may postpone a divestiture pending certain resolutions to federal, state or local legislative issues. We cannot assure that any new properties or developments will be completed or integrated successfully.
Management of new properties or business operations, especially those in new lines of business or different geographic areas, may require that we increase our managerial resources. We cannot assure that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or developments.
We may experience difficulty in integrating recent or future acquisitions into our operations
We have completed acquisition transactions in the past and we may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses into our operations has required and will continue to require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate new businesses or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all. Furthermore, the costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include:

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
Although we perform financial, operational and legal diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate them successfully and integrate them into our existing operations. In any acquisition we make, we face risks that include:

•	the risk that the acquired business may not further our business strategy or that we paid more than the business was worth;

•	the risk that, despite the application of our business acumen, the financial performance of the acquired business declines or fails to meet our expectations from and after the date of acquisition;

•	the potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the possibility that we have acquired substantial undisclosed liabilities for which we may have no recourse against the sellers or third party insurers;

•	costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy;

•	the risks of acquiring businesses and/or entering markets in which we have limited or no prior experience;

•	the potential loss of key employees or customers;

•	the possibility that we may be unable to retain or recruit managers with the necessary skills to manage the acquired businesses; and

•	changes to legal and regulatory guidelines which may negatively affect acquisitions.
If we are unsuccessful in overcoming these risks, it could have a material adverse impact on our business.
The legalization of online real money gaming in the United States and our ability to predict and capitalize on any such legalization may impact our business
In recent years, Delaware, Nevada, California, Florida, Mississippi, Hawaii, Massachusetts, New Jersey, Iowa, Illinois, New York, Pennsylvania, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government enact online real money gaming legislation and we are unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, our future growth in real money gaming could be materially impaired. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to us. Several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, state jurisdictions enact legislation legalizing online real money casino gaming subject to this brick-and-mortar requirement, we may be unable to offer online real money gaming in such jurisdictions if we are unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction on acceptable terms. In the online real money gaming industry, a significant "first mover" advantage exists. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so ("move first") could materially impair our ability to grow in the online real money gaming space. In addition to the risk that online real money gaming will be legalized in a manner unfavorable to us, we may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each state and at the Federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online real money gaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online real money gaming offerings in such jurisdictions which could have a material adverse impact on our business.
We may adversely infringe on the intellectual property rights of others
In the course of our business, we may become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors as well as other companies and individuals have obtained, and may obtain in the future, patents or other intellectual property rights that concern products or services related to the types of products and services we currently offer or may plan to offer in the future. We evaluate the validity and applicability of these intellectual property rights and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us. We also may be subject to significant damages or injunctions against the development and sale of our products and services if we become subject to litigation relating to intellectual property infringement.
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
We are susceptible to unauthorized disclosure of our source code
We may not be able to protect our computer source code from being copied if there is an unauthorized disclosure of source code. We take significant measures to protect the secrecy of large portions of our source code. If unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase security risks.
We depend on key personnel
Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the skills and efforts of our senior executives and management team. We cannot guarantee that these individuals will remain with us, and their retention is affected by the competitiveness of our terms of employment and our ability to compete effectively against other companies. In addition, certain of our key employees are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find a key employee unsuitable for licensing, we may be required to sever the employee relationship. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations. Our inability to retain key personnel could have a material adverse impact on our business.
Catastrophic events and system failures could cause a significant and continued disruption to our operations
A disruption or failure in our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. Flooding, blizzards, windstorms or hurricanes could adversely affect Churchill Downs, Arlington, Oxford, Harlow’s, Riverwalk, Fair Grounds, Calder, MVG and SCH. Furthermore, earthquakes may affect our TwinSpires and Big Fish Games locations. While we maintain insurance coverage that may cover certain of the costs that we incur as a result of some natural disasters, our coverage is subject to deductibles, exclusions and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if our operations are disrupted or face prolonged closure as a result of natural disasters in the future, or if natural disasters adversely impact general economic or other conditions in the areas in which our properties are located or from which we draw our patrons, the disruption could have a material adverse impact on our business.
In addition, our ADW, Big Fish Games and brick-and-mortar casino businesses depend upon our communications hardware and our computer hardware. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage; however, certain risks still exist. Our systems also remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist cyber-attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Interruptions in our services or a breach of customers’ secure data could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff which, in turn, could delay our introduction of new features and services on our websites and in our games. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.
Although we have "all risk" property insurance coverage for our operating properties which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. Our level of property insurance coverage, which is subject to policy maximum limits, may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.
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
Work stoppages and other labor problems could negatively impact our future plans
Some of our employees are represented by labor unions. A strike or other work stoppage at one of our properties could have an adverse impact on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. We cannot provide any assurance that we will not experience additional and more successful union activity in the future.
We receive, process, store and use personal information and other data which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business
We receive, process, store and use personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us which could have an adverse impact on our business. We receive, store and process increasingly large amounts of personally identifiable information of our customers which may include names, addresses, phone numbers, social security numbers, email addresses, contact preferences and payment account information. We store personal information from ticket sales at our racetracks, from our gaming customers’ rewards accounts and credit lines, from our TwinSpires.com account holders and from our Big Fish Games customers. It is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.
While we maintain insurance coverage specific to cyber-insurance matters, any failure on our part to maintain adequate safeguards may subject us to significant liabilities.
Additionally, if third parties we work with, such as vendors, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We are also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
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
Our business is subject to online security risk, including security breaches
We store and transmit users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed and we could lose users and be exposed to litigation or potential liability. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.
Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Many companies, including ours, have been the targets of such attacks. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.
We carry insurance covering many of these risks, including network security, first party extortion threats and business interruptions, but there are certain exclusions to this coverage and the insurance limits may not be sufficient to fully mitigate all financial damage to us. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.
We may not be able to respond to rapid technological changes in a timely manner which may cause customer dissatisfaction
Casinos, TwinSpires, and the Big Fish Games segments are characterized by the rapid development of new technologies and continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. However, we may not be able to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
We are subject to payment-related risks, such as risk associated with the fraudulent use of credit or debit cards which could have adverse effects on our business due to chargebacks from customers
We allow funding and payments to accounts using a variety of methods, including electronic funds transfer ("EFT"), and credit and debit cards. As we continue to introduce new funding or payment options to our players, we may be subject to additional regulatory and compliance requirements. We also may be subject to the risk of fraudulent use of credit or debit cards, or other funding and/or payment options. For certain funding or payment options, including credit and debit cards, we may pay interchange and other fees which may increase over time and, therefore, raise operating costs and reduce profitability. We rely on third parties to provide payment-processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to rules and requirements governing EFT which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees or possibly lose our ability to accept credit or debit cards, or other forms of payment from customers which could have a material adverse impact on our business.
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In our business, customers occasionally seek to reverse online gaming losses through chargebacks. Although we place great emphasis on control procedures to protect from chargebacks, these control procedures may not be sufficient to protect us from adverse effects on our business or results of operations.
Any violation of the Foreign Corrupt Practices Act or applicable anti-money laundering regulations could have a negative impact on us
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA") which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any violation of FCPA regulations could have a material adverse impact on our business.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a material adverse impact on our business.
A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers
The integrity of the casual gaming, horseracing, casino gaming and pari-mutuel wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, the necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A loss of confidence in the fairness of our industries could have a material adverse impact on our business.
Risks Related to Our Racing Business
Our racing operations are highly regulated, and changes in the regulatory environment could adversely affect our business
Our racing business is subject to extensive state and local regulation, and we depend on continued state approval of legalized gaming in states where we operate. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including authorities in Kentucky, Illinois, Louisiana, Florida, Ohio and New York. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks. However, we may be unable to maintain our existing licenses. The failure to attain, loss of or material change in our racing business licenses, registrations, permits or approvals may materially limit the number of races we conduct, and could have a material adverse impact on our business.
In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. In Illinois, the IRB has the authority to designate racetracks as "host track" for the purpose of receiving host track revenue generated during periods when no racetrack is conducting live races. Racetracks that are designated as "host track" obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the "host track" is entitled to a larger portion of commissions on the related pari-mutuel wagering. Should Arlington cease to be a "host track" during this period, the loss of hosting revenue could have an adverse impact on our business. In addition, Arlington is statutorily entitled to recapture as revenue monies that are otherwise payable to Arlington’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and their reduction or elimination could have an adverse impact on our business.
We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse impact on our business.
Economic trends specific to the horseracing industry are unfavorable
Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that these activities represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. These economic trends can impact the financial viability of other industry constituents, making collection of amounts owed to us uncertain. We will continue to closely monitor participants’ operational viability within the industry and any related collection issues which could potentially have a material adverse impact on our business.
Our racing business faces significant competition, and we expect competition levels to increase
All of our racetracks face competition from a variety of sources, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized and non-legalized gaming in the U.S. and other jurisdictions.
All of our racetracks face competition in the simulcast market. In 2015, approximately 39,840 thoroughbred horse races were conducted in the United States. We hosted approximately 2,120 races, or about 5.3% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines at racetracks with mandatory purse contributions.
Competition from web-based businesses presents additional challenges for our racing business. Unlike most online and web-based gaming companies, our racetracks require significant and ongoing capital expenditures for both continued operations and expansion. Our racing business also faces significantly greater costs in operating our racing business compared to costs borne by these gaming companies. Our racing business cannot offer the same number of gaming options as online and Internet-based gaming companies. These companies may divert wagering dollars from pari-mutuel wagering venues, such as our racetracks. Our inability to compete successfully with these competitors could have a material adverse impact on our business.
The popularity of horseracing is declining
There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline in growth between 2011 and 2015. We believe lower interest in racing may have a negative impact on revenue and profitability in our racing business, as well as our ADW business which is dependent on racing content provided by our racing business and other track operators. A continued decrease in attendance at live events and in on-track wagering, or a continued generalized decline in interest in racing, could have a material adverse impact on our business.
Our racing business is geographically concentrated and experiences significant seasonal fluctuations in operating results
We experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. The number of live racing days we are able to offer directly affects our results of operations. A significant decrease in the number of live racing days and/or live races offered during our Kentucky Oaks and Kentucky Derby week could have a material adverse impact on our business.
We may not be able to attract a sufficient number of horses and trainers to achieve full field horseraces
We believe that patrons prefer to wager on races with a large number of horses, commonly referred to as full fields. A failure to offer races with full fields results in less wagering on our horseraces. Our ability to attract full fields depends on several factors. It depends on our ability to offer and fund competitive purses and it also depends on the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases such as the neurologic form of Equine Herpes Virus-I and Strangles. If any of our racetracks is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability. If we are unable to attract horse owners to stable and race their horses at our racetracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetracks and a competitive purse structure, our profitability could also decrease.
We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenue for race purses and capital improvements. Churchill Downs and Arlington have experienced heightened competition from racinos in Indiana, Pennsylvania, Delaware and West Virginia whose purses are supplemented by gaming revenue. The opening of the Genting New York Resort at Aqueduct racetrack has enhanced the purse structure at New York racetracks as compared to historical levels. In Ohio, seven video lottery terminal facilities have opened. Our failure to attract full fields could have a material adverse impact on our business.
Inclement weather and other conditions may affect our ability to conduct live racing
We conduct our racing business at three thoroughbred racetracks: Churchill Downs, Fair Grounds and Arlington; and, through separate joint ventures and equity investments, at two harness racetracks: MVG and SCH. A significant portion of our racing revenue is generated by two events, the Kentucky Oaks and Kentucky Derby. If a business interruption were to occur and continue for a significant length of time at any of our racetracks, particularly one occurring at Churchill Downs at a time that would affect the Kentucky Oaks or Kentucky Derby, it could have a material adverse impact on our business.
Since horseracing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, heavy rains, high winds, storms, tornadoes and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time at any of our racetracks, it could have a material adverse impact on our business.
We depend on agreements with industry constituents including horsemen and other racetracks
The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the "Horsemen’s Groups"). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. The agreements between other racetracks and their Horsemen’s Groups typically provide that those racetracks must receive consent from the Horsemen’s Groups before we can accept wagers on their races. From time to time, the Thoroughbred Owners of California, the Horsemen’s Group representing horsemen in California, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the "FHBPA") which represents horsemen in Florida and the Kentucky Horsemen’s Benevolent and Protective Association ("KHBPA") have withheld their consent to send or receive racing signals among racetracks. The IHA and various state laws require that we have written agreements with Horsemen’s Groups at our racetracks in order to simulcast races on an export basis. Our simulcasting agreements are generally subject to the consent of these Horsemen’s Groups. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could have a material adverse impact on our business.
We also have written agreements with the Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana and Florida. Florida law requires Calder Casino to have an agreement with the FHBPA governing the contribution of a portion of revenue from slot machine gaming to purses on live thoroughbred races conducted by TSG at Calder and an agreement with the Florida Thoroughbred Breeders and Owners Association (the "FTBOA") governing the contribution of a portion of revenue from slot machine gaming to breeders’ stallion and special racing awards on live thoroughbred races conducted by TSG at Calder before Calder can receive a license to conduct slot machine gaming.
It is not certain that we will be able to maintain agreements with, or to obtain required consent from, Horsemen’s Groups. We currently negotiate formal agreements with the applicable Horsemen’s Groups at our racetracks on an annual basis. The failure to maintain agreements with, or obtain consents from, our horsemen on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material adverse impact on our business.
In addition, we have agreements with other racetracks for the distribution of racing content through both the import of other racetracks’ signals for wagering at our properties and the export of our racing signal for wagering at other racetracks’ facilities. From time to time, we are unable to reach agreements on terms acceptable to us. As a result, we may be unable to distribute our racing content to other locations or to receive other racetracks’ racing content for wagering at our racetracks. The inability to distribute our racing content could have a material adverse impact on our business.
Horseracing is an inherently dangerous sport and our racetracks are subject to personal injury litigation
Although we carry jockey accident insurance at each of our racetracks to cover personal jockey injuries which may occur during races or daily workouts, there are certain exclusions to our insurance coverage, and we are still subject to litigation from injured participants. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results may be affected by the outcome of litigation, as this litigation could be costly and time consuming and could divert our management and key personnel from our business operations.
Ownership and development of real estate requires significant expenditures and is subject to risk
Our racing operations require us to own extensive real estate holdings. All real estate investments are subject to risks including: general economic conditions, such as the availability and cost of financing; local and national real estate conditions, such as an oversupply of residential, office, retail or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. The real estate industry is also capital intensive and sensitive to interest rates. Significant expenditures, including property taxes, mortgage payments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property. Such expenditures may negatively impact our operating results.

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
United Tote also has licenses and contracts to provide totalisator services to a significant number of racetracks, OTBs and other pari-mutuel wagering businesses. Its totalisator systems provide wagering data to the industry in a secure manner. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalisator service contracts which could have a material adverse impact on our business.
Risks Related to Our Casino Business
Our casino business is highly regulated and changes in the regulatory environment could adversely affect our business
Our casino operations exist at the discretion of the states where we conduct business, and are subject to extensive state and local regulation. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. While we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our gaming facilities, we cannot be certain that we will be able to obtain such renewals or approvals, or that we will be able to obtain future approvals that would allow us to continue to operate or to expand our gaming operations.
Regulatory authorities also have input into important aspects of our operations, including hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have an adverse impact on our business. The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy.
Our casino business faces significant competition, and we expect competition levels to increase
Our casino operations operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Our casino operations also face competition from Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries or other competitors which may adversely affect our ability to compete effectively with them. Web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry as federal regulations on web-based activities are clarified. We anticipate that competition will continue to grow in the web-based interactive gaming and wagering channels because of ease of entry. In addition, Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current gaming taxation structure. Should such legislation be enacted, it could have a material adverse impact on our business.
Our casino business is geographically concentrated
We conduct our casino business at seven principal locations: Oxford, Maine; Vicksburg, Mississippi; Greenville, Mississippi; Miami Gardens, Florida; New Orleans, Louisiana; Lebanon, Ohio and Saratoga Springs, New York. We also operate video poker machines throughout Louisiana. If a business interruption were to occur and continue for a significant length of time at any of our principal gaming operations, or if economic or regulatory conditions were to become unfavorable in one or more of the regions in which our casino business operates, it could have a material adverse impact on our business.

The development of new casino venues and the expansion of existing facilities is costly and susceptible to delays, cost overruns and other uncertainties
We may decide to develop, construct and open hotels, casinos or other gaming venues in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets which could have a material adverse impact on our business.
The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us
The majority of our gaming revenue is attributable to slot and video poker machines operated by us at our casinos and wagering facilities. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. In recent years, the prices of new machines have escalated faster than the rate of inflation. In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines.
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
Risks Related to Our TwinSpires Business
Our ADW business is highly regulated and changes in the regulatory environment could adversely affect our business
TwinSpires.com, our ADW business, accepts advance deposit wagers from customers of certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the Internet at www.TwinSpires.com. The ADW business is heavily regulated, and laws governing advance deposit wagering vary from state to state. Some states have expressly authorized advance deposit wagering by residents, some states have expressly prohibited pari-mutuel wagering and/or advance deposit wagering and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited residents of the state from placing wagers through advance deposit wagering hubs located in different states. We believe that an ADW business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to ADW businesses in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state gaming laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a different manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate advance deposit wagering.
Our expansion opportunities with respect to advance deposit wagering may be limited unless more states amend their laws or regulations to permit advance deposit wagering. Conversely, if states take affirmative action to make advance deposit wagering expressly unlawful, this could have a material adverse impact on our business. Previously existing ADW regulations in Illinois expired on December 31, 2012, and we ceased accepting wagers from Illinois residents in January 2013 until Illinois ADW regulations were extended in June 2013. We ceased accepting wagers from Texas residents in September 2013 due to the enforcement of an existing Texas law prohibiting ADW wagering. Regulatory and legislative processes can be lengthy, costly and uncertain. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits and approvals necessary to facilitate the operation or expansion of our ADW business. From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for advance deposit wagering.
Many states have considered and are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states. Anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could have a material adverse impact to the success of our advance deposit wagering operations.

Our ADW business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business
We are subject to a variety of laws in the United States and abroad, including laws regarding gaming, consumer protection and intellectual property that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. Laws relating to the liability of providers of online services for activities of users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories. It is also likely that as our business grows and evolves we will become subject to laws and regulations in additional jurisdictions.
If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our online services which could harm our business. The increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
Failure to comply with laws requiring us to block access to certain individuals, based upon geographic location, may result in legal penalties or impairment to our ability to offer our ADW products, in general
Individuals in jurisdictions in which online real money gaming is illegal may nonetheless seek to engage our online real money gaming products. While we take steps to block access by individuals in such jurisdictions, those steps may be unsuccessful. In the event that individuals in jurisdictions in which online real money gaming is illegal engage our online real money gaming systems, we may be subject to criminal sanctions, regulatory penalties, the loss of existing or future licenses necessary to offer online real money gaming or other legal liabilities, any one of which could have a material adverse impact on our businesses. Gambling laws and regulations in many jurisdictions require gaming industry participants to maintain strict compliance with various laws and regulations. If we are unsuccessful in blocking access to our online real money gaming products by individuals in a jurisdiction where such products are illegal, we could lose or be prevented from obtaining a license necessary to offer online real money gaming in a jurisdiction in which such products are legal. Our inability to restrict illegal access could materially impact our other gaming licenses as well.
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
Our ADW business faces strong competition, and we expect competition levels to increase
Our ADW business is sensitive to changes and improvements to technology and new products and faces strong competition from other web-based interactive gaming and wagering businesses. Our ability to develop, implement and react to new technology and products for our ADW business is a key factor in our ability to compete with other ADW businesses. Some of our competitors may have greater resources than we do. We anticipate increased competition in our ADW business from various other forms of online gaming.
During 2011, the United States Department of Justice clarified its position on the Wire Act of 1961 (the "Wire Act") which had historically been interpreted to outlaw all forms of gambling across states lines. The department’s Office of Legal Counsel determined that the Wire Act applied only to a sporting event or contest, but did not apply to other forms of Internet gambling, including online betting unrelated to sporting events. The United States Department of Justice indicated that many forms of online gambling could become legal under federal law which could include legalized poker and generalized gaming including state lottery wagering. We anticipate increased competition to our ADW business from various other forms of online gaming. It is difficult to predict the level of increased competition and the impact of increased competition on our ADW business.

Risks Related to Big Fish Games
We operate in an evolving and highly competitive market segment
The market segments in which we operate are highly competitive. The business of developing, distributing and marketing games for PC, Mac and mobile devices is characterized by frequent product introductions and rapidly emerging platforms and technologies. We compete with other game developers and content providers for the leisure time, attention, and discretionary spending of our players based on a number of factors, including game design, brand and consumer reviews, quality of gameplay experience and access to distribution channels. We also compete with other content providers to acquire rights to game properties developed or licensed by third parties, including with respect to royalty and other economic terms, porting and localization abilities, speed of execution and distribution capabilities and breadth.
Many of our primary competitors have greater financial, marketing and other resources dedicated to the development, distribution and promotion of their games. In addition, given the open nature of the development process and relatively low barriers to entry, we are also faced with competition from a vast number of small, independent developers that have access to the same third party platforms as we do to market and distribute their titles.
The competitive landscape is further complicated by frequent shifts and advancements in free-to-play games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that players can download and play for free, but that allow players to access a variety of additional content and features for a fee and to engage with various advertisements and in-game offers that generate revenue for us. Our efforts to develop free-to-play games may prove unsuccessful or may take more time than we anticipate to achieve significant revenue because:

•	free-to-play games have a relatively limited history, and it is unclear how popular this style of game will remain, or its future revenue potential;

•	free-to-play strategy assumes that a large number of players will download our games because the games are free and that we will then be able to effectively monetize the games; and

•
even if our free-to-play games are widely downloaded, a significant portion of the revenue generated from these titles are derived from a relatively small concentration of players and we may fail to retain these or other users, or optimize the monetization of these games.

We derive material revenue from distribution of our titles through third party mobile platforms, and if we are unable to maintain relationships with the owners of these platforms or if our access to these platforms is limited or unavailable for any prolonged period of time, our business could be adversely affected
If we are unable to maintain good relationships with third party mobile platform providers, such as Apple and Google, our business could be impacted. Our business could be harmed if access to these platforms is limited or suspended based on any change in terms or policies that made the continued distribution of our titles on these platforms unfeasible or less profitable, or that required us to spend significantly more on marketing campaigns or other means to enhance the discoverability of our titles on these platforms.
Our ability to transact business through these platforms is subject to our compliance with the standard terms and conditions which may be unilaterally amended at any time. The owners of these platforms set the revenue share the platform is entitled to receive and may change the revenue share without input from or advance notice to us. The standard terms and conditions of these platforms may impose restrictions on the types of content the platform will allow to be sold, the ways in which the content is offered and promoted, and the process and timing of accepting content for distribution. Such restrictions could impair our ability to successfully market and sell our mobile games. If any of the providers of these platforms determines that we are in violation of their standard terms and conditions, we may be prohibited from distributing our titles through these platforms which could harm our business.
We also rely on the ongoing availability of these platforms. If these platforms experience prolonged periods of unavailability, it could have a material impact on our ability to generate revenue through these platforms and our business could be harmed. If these platforms fail to provide adequate levels of service, our customers' ability to access our games may be impacted or customers may not receive any virtual items for which they have paid which may adversely affect our brand and consumer goodwill.
Our financial results could vary significantly from quarter to quarter and are difficult to predict
Our bookings, revenue, Adjusted EBITDA and operating results could vary significantly from quarter to quarter due to a variety of factors, some of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Factors that may contribute to the variability of our quarterly results include:

•
Changes in the amount of money we spend marketing our games in a particular quarter, including the average amount we pay to acquire new users, as well as changes in the timing of other marketing and advertising expenses within the quarter;

•	The popularity and monetization rates of our new mobile games released during the quarter and the ability of games released in prior periods to sustain their popularity and monetization rates;

•
The number and timing of new mobile games and game updates released by us and our competitors, in particular with respect to those games that may represent a significant portion of revenues in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly app stores review and approve our games for commercial release;

•	The seasonality of our industry; and

•
Changes in accounting rules; such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual goods and currency within certain of our mobile games.

If we fail to develop and publish mobile games that achieve market acceptance, or continue to enhance our existing games, our revenue may suffer
Our business depends on developing and publishing social casino, casual and mid-core free-to-play and premium paid games that consumers will download and spend time and money on consistently. We continue to invest significant resources in research and development, analytics and marketing to introduce new games and update our existing titles, taking a "portfolio approach" this is not dependent on a limited number of "hit" titles. Our success depends, in part, on unpredictable factors beyond our control, including consumer preferences, competing games and other forms of entertainment, and the emergence of new platforms. If our games do not meet consumer expectations or our games are not brought to market in a timely and effective manner, our business could be adversely impacted. If we fail to update our games with compelling content or if there is a shift in the entertainment preferences of consumers, our business could be adversely impacted.
If the use of smartphones and tablet devices to facilitate game platforms generally does not increase, our business could be adversely affected
While the number of people using mobile devices has increased dramatically in the past few years, the mobile gaming market is still emerging and it may not grow as rapidly or robustly as we anticipate. Our future success is partially dependent upon the continued growth and application of mobile devices for games. New and emerging technologies could make the mobile devices on which some of our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.
If we are unable to secure new or ongoing content from third party development partners on favorable terms, or at all, our business could be adversely affected
In addition to the games we develop internally, we acquire or license games, including some of our most successful games, from third party development partners located around the world. Our success depends in part on our ability to attract and retain talented and reliable development partners to source new content and update existing content. Our agreements with these development partners are in some instances not exclusive to us and will expire at various times. If we are unable to renew these agreements on terms favorable to us or at all, or if our development partners enter into similar agreements with our competitors or choose to publish their own titles, our business could be harmed.
In addition, certain of our development partners are located in geographic regions of the world that continue to experience military and insurgency conflicts, and political turmoil and unrest. Any of these factors could impact the ability of these development partners to create and deliver content to us in a timely fashion or at all, and could restrict or prohibit our ability to remit payments to these development partners. If we are unable to deliver compelling content to our customers or update existing content, our ongoing business, operating results and financial condition could be harmed.
If our games contain programming errors or flaws, if a significant number of customers experience technical difficulties downloading or launching our games, or if we fail to continue to provide our customers with a high-quality customer experience, it could harm our business and impair our ability to successfully execute our business strategy
A critical component of our strategy is providing a high-quality customer experience to our customers. Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after launch, particularly as we launch new games under tight time constraints. Porting games to new devices or languages may also result in the creation of errors that did not exist in the game as originally released. Our customers may experience technical difficulties downloading and launching our games due to the effects of third-party software on their computers that we do not control. We cannot provide assurances that our customer service team can resolve these types of technical difficulties, and if a significant number of our customers cannot download or launch our games, it would harm our business. We believe that if our customers have a negative experience with our games, they may be less inclined to continue or resume playing our games, recommend our games to other potential customers or they may post negative reviews that may dissuade other users from downloading or playing our games. Undetected programming errors, game defects, data corruption and issues with third-party software can disrupt our operations, adversely affect the game experience of our customers, harm our reputation, cause our customers to stop playing our games and divert our resources, any of which could result in legal liability to us, harm our reputation or adversely impact our business.
We may be unable to adequately protect our intellectual property, which could harm the value of our brand and our business
Our business is based upon the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented and other technologies and trade secrets that we use to develop and market our games. Other intellectual property that we create includes audio-visual elements, such as graphics, music and storylines. We rely on trademark, copyright and patent law, trade secret protection and contracts to protect our intellectual property rights. If we are not successful in protecting these rights, the value of our brands and our business could be adversely impacted.
While we believe that our patents or pending patent applications help to protect our business, we cannot be certain that our products, services or operations do not, or will not, infringe valid, enforceable patents of third parties, or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. Our patent applications may not be approved, the patents we have may not adequately protect our intellectual property or ongoing business strategies and our patents may be challenged by third parties or found to be invalid or unenforceable. We rely on intellectual property and technology developed by or licensed from third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all.
Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our games and other products and services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore in certain jurisdictions, we may be unable to protect our intellectual property and proprietary technologies adequately against unauthorized copying or use which could harm our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material to third parties. These licensees may take actions that could diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. To the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could harm our business.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully grow our business could be harmed
We believe that our success depends in part on our highly-skilled employee base, and our ability to hire, develop, motivate and retain highly qualified and skilled employees throughout our organization. This includes software developers and engineers, IT staff, game designers and producers, marketing specialists, analytics professionals, and customer service staff. If we do not successfully hire, develop, motivate and retain highly qualified and skilled employees, it is likely that we could experience significant disruptions in our operations and our ability to develop and successfully grow our business could be impaired which could harm our business.
Competition for the type of talent we seek to hire is increasingly intense in the geographic areas in which we operate. As a result, we may incur significant costs to attract and retain highly-skilled employees. We may be unable to attract and retain the personnel necessary to sustain our business or support future growth.
All of our officers and other employees in the United States are at-will employees, which means they may terminate their employment relationship with us at any time and their knowledge of our business and industry would be difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and distribution of games and may impair our ability to sell our games and other products and services, harm our reputation and impair our ability to execute our business plans.
"Cheating" programs, scam offers, black-markets and other actions by third parties that seek to exploit our games and our players may affect our reputation and harm our operating results
Third parties have developed, and may continue to develop, "cheating" programs, scam offers, black-markets and other offerings that could decrease the revenue we generate from our virtual economies, divert our players from our games or otherwise harm us. Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players. In addition, third parties may attempt to scam our players with fake offers for virtual goods or other game benefits. We devote significant resources to discover and disable these programs and activities, but if we are unable to do so quickly or effectively, it could damage our reputation and impact our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own the following real property:

•	Arlington International Race Course in Arlington Heights, IL

•	Oxford Casino in Oxford, ME

•	Riverwalk Casino in Vicksburg, MS

•	Calder Casino in Miami Gardens, FL

•	Fair Grounds Slots and Video Services, LLC and Fair Grounds Race Course in New Orleans, LA
We lease the following facilities:

•	Churchill Downs in Louisville, KY

•	Arlington - We lease nine OTBs in Illinois

•	Fair Grounds - We lease ten OTBs in Louisiana

•	Harlow's Casino in Greenville, MS

•	Twinspires.com in Lexington, KY and Mountain View, CA

•	Bloodstock Research Information Services in Lexington, KY

•	Big Fish Games in Seattle, WA; Oakland, CA and Luxembourg

•	United Tote in Louisville, KY; San Diego, CA and Portland, OR

•	Corporate headquarters in Louisville, KY
In 2002, as part of financing improvements to the Churchill facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.

ITEM 3.	LEGAL PROCEEDINGS
In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the United States Environmental Protection Agency regarding alleged CAFO non-compliance at Fair Grounds. We are currently in discussions with the EPA and United States Department of Justice and we expect to incur certain capital expenditures to remediate the alleged CAFO non-compliance. The capital expenditures are expected to extend the life of the assets.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana. The petition defines the "alleged plaintiff class" as quarter-horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Grounds") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. The Louisiana Racing Commission requested and received memoranda from the parties in the case on the issue of whether plaintiffs have standing to pursue the claims against Fair Grounds. On August 24, 2015, the

Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. The plaintiff’s appeal is pending.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 16, 2016, there were approximately 3,112 shareholders of record.
The following table sets forth the high and low closing sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2015		2014
Quarter Ended	High	Low	High	Low
First Quarter	$115.27	$90.52	$96.74	$85.07
Second Quarter	$129.01	$111.93	$92.58	$83.71
Third Quarter	$143.32	$118.33	$99.25	$85.65
Fourth Quarter	$152.98	$130.74	$105.53	$90.83
Dividends
Since joining the NASDAQ exchange in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements, and general business conditions at the time such payment is considered. We declared a dividend of $1.15 in December 2015 which was paid in January 2016, and we declared a dividend of $1.00 in December of 2014 which was paid in January 2015.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
10/1/15-10/31/2015	808	$141.00	—	—	$150,000,000
11/1/15-11/30/2015	—	—	944,756	$146.13	(138,057,194)
12/1/15-12/31/2015	25,350	$141.49	—	—	—
Total	26,158	$141.47	944,756	$146.13	$11,942,806	(2)

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.

(2)	Maximum dollar amount of shares of common stock that may yet be repurchased under our stock repurchase program.

Shareholder Return Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" nor to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Common Stock compared to the S&P 500 Index and the Russell 2000 Index. We consider the Russell 2000 Index to be our most comparable industry peer group index due to our entry into social gaming technology as a result of our Big Fish Games acquisition and our other diversified operations. In our Form 10-K for the 2014 fiscal year, we also presented the Dow Jones US Gambling Index and a group of five self-selected horseracing and gaming companies in our shareholder return performance graph. In 2015, we deleted this additional information as we believe it is no longer a useful comparison.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Churchill Downs Inc.	$100.00	$121.55	$156.76	$213.61	$229.42	$343.30
Russell 2000 Index	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2015	2014(1)	2013(2)	2012(3)	2011
Operations:
Net revenue	$1,212,301	$812,218	$779,028	$731,296	$696,854
Operating income	123,612	90,393	90,100	96,550	81,010
Income from continuing operations	65,197	46,357	55,033	58,152	60,795
Net income	65,197	46,357	54,900	58,276	64,355
Basic net income per common share	$3.75	$2.67	$3.12	$3.39	$3.80
Diluted net income per common share	$3.71	$2.64	$3.06	$3.34	$3.76
Dividends paid per common share	$1.15	$1.00	$0.87	$0.72	$0.60
Balance sheet data at period end:
Total assets	2,277,444	2,356,253	1,352,261	1,114,337	948,022
Current maturities of long-term debt	16,250	11,250	—	209,728	—
Long-term debt	765,532	752,854	369,191	—	127,563
Other Data:
Shareholders’ equity	617,197	700,001	704,789	644,295	584,030
Shareholders’ equity per common share	$37.18	$40.06	$39.27	$36.93	$34.00
Additions to property and equipment, exclusive of business acquisitions, net	43,510	54,486	48,771	41,298	22,667
Cash flow data at period end:
Net cash provided by operating activities	264,526	141,619	144,915	144,098	172,995
Maintenance-related capital expenditures	31,059	22,733	16,879	17,158	14,845
Free cash flow (4)	$233,467	$118,886	$128,036	$126,940	$158,150
The selected financial data presented above is subject to the following information:

(1)	The results from Big Fish Games are included from the date of acquisition on December 16, 2014 through December 31, 2014.

(2)	The results from Oxford are included from the date of acquisition on July 17, 2013 through December 31, 2013.

(3)	The results from Riverwalk are included from the date of acquisition on October 23, 2012 through December 31, 2012.

(4)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less maintenance-related (replacement) capital expenditures. Please refer to the subheading "Liquidity and Capital Resources" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for a further description of free cash flow and a reconciliation to the most closely related U.S. GAAP measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Reform Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "seek," "should," "will" and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in "Item 8-Financial Statements and Supplementary Data".
Our Business
Executive Overview
We are a diversified racing, gaming, and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 8,500 gaming positions in six states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include changes in bookings, net revenue, operating expense, EBITDA (earnings before interest, taxes, depreciation and amortization), operating income, earnings per share, capital spending, total cash flow and free cash flow including maintenance capital.
Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). We also use a non-GAAP measure, Adjusted EBITDA, to evaluate our business results. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes:

•	Changes in Big Fish Games deferred revenue;

•	50% of the operating income or loss of our joint venture, MVG;

•	25% of the operating income from our Saratoga Casino Holdings, LLC ("SCH") equity investment; and

•	Intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income.
Adjusted EBITDA excludes:

•	Big Fish Games adjustments which include:

◦	Acquisition-related charges, including the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period; and

◦	Transaction expense, including legal, accounting, and other deal-related expense

•	Stock-based compensation expense;

•	Miami Valley Gaming, LLC ("MVG") interest expense, net;

•	Calder exit costs; and

•	Other charges and recoveries
We believe that the use of Adjusted EBITDA as a key performance measure of results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with U.S GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with U.S. GAAP) as a measure of our operating results.
On January 1, 2014, we reclassified our equity investment in MVG from Other Investments to Casinos, to coincide with the first full period of operations for the venture. MVG's results of operations for the year ended December 31, 2013 have been reclassified to the Casinos segment. As of December 31, 2015, we have identified Corporate as its own operating segment and have retrospectively adjusted segment disclosures for prior periods to reflect this reclassification. See the Adjusted Segment EBITDA sections of this Item 7. "Management's Discussion and Analysis" for a reconciliation from Adjusted EBITDA to comprehensive income.
In 2015, we continued to take steps to position ourselves for sustainable value creation over the long term. We:

•	successfully completed the integration of Big Fish Games which added $413.7 million of net revenue and $108.0 million of Adjusted EBITDA;

•	set all time-records for virtually every metric for our Kentucky Oaks and Kentucky Derby Week event which resulted in $6.0 million of incremental Adjusted EBITDA;

•	grew TwinSpires.com handle by 7.5%, compared to industry growth of 1.2% which contributed to the $6.3 million of incremental Adjusted EBITDA;

•	grew Adjusted EBITDA within our Casino businesses organically in every market but one and completed the 25% equity investment in SCH which resulted in $7.4 million of incremental Adjusted EBITDA; and

•	remained focused on improving our racing economics outside of Kentucky Oaks and Kentucky Derby week which resulted in $4.7 million of incremental Adjusted EBITDA as we:

•	maintained our focus on cost reductions across all properties and our maintenance capital and capital expenditure discipline; and

•	benefited from the elimination of racing losses at Calder as a result of an agreement with The Stronach Group.
We accomplished these initiatives while returning $155.5 million to shareholders through dividends and share repurchases.
As we look to 2016 and beyond, we remain focused on positioning ourselves for long-term sustainable growth while continuing to deliver strong financial results. Our free cash flow and strong balance sheet support our primary focus on organic growth and other strategic acquisitions and investment opportunities which create value for our shareholders.
Our Operations
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate.
See "Item 1. Business" For more information on our operating segments and a description of our competition and government regulations and potential legislative changes that affects our business.
Our Critical Accounting Policies
Our financial statements have been prepared in conformity with U.S. GAAP and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Our critical accounting policies are:

•	revenue recognition;

•	goodwill and indefinite intangible assets;

•	property and equipment; and

•	income tax expense.
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Revenue recognition
Racing and TwinSpires:
Our Racing and TwinSpires revenue and income are influenced by our racing calendar. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
Pari-mutuel revenue is recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Other operating revenue such as admissions, programs and concession revenue are recognized once delivery of the product or service has occurred.
Racing and TwinSpires revenue is generated by pari-mutuel wagering on live and simulcast racing content. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account. We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned in 2015 approximated 19% of handle for TwinSpires and 11% of handle for Racing.
Casinos
Casinos revenue represents net casino wins which is the difference between casino wins and losses. Other operating revenue, such as concession revenue, is recognized once delivery of the product or service has occurred.
Big Fish Games
Our Big Fish Games segment derives its revenue from the sale of in-app purchases within our free-to-play games and sales of our premium paid games. We offer social casino and casual and mid-core free-to-play games that customers can play at no cost. Customers can purchase virtual currency that can be used to buy virtual items to enhance the game playing experience.  These games are distributed primarily through third party mobile platform providers, including but not limited to, Apple and Google. We receive and utilize reports from these third party mobile platform providers which break down the virtual goods purchased in our casual mid-core and casino free-to-play games for a given time period.
The proceeds from the sale of virtual goods are initially recorded as deferred revenue and recognized as revenue when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For the purpose of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying user to continue to make available the purchased virtual goods within the game over the estimated life of the virtual goods. For casino games, the life of the virtual goods is estimated to be the time period over which virtual goods are consumed, approximating three days. For all other casual games, the average playing period of paying players of approximately four months represents our best estimate of the average life of virtual goods. The proceeds from the sale of virtual goods are recorded as deferred revenue and recognized as revenue over the estimated life of the virtual goods.
Premium game revenue is derived from our PC subscription business, the Big Fish Game Club, and from the sale of individual games on PC, Mac and mobile devices. Subscribers receive a game credit each month with subscription. The value of the game credit is recognized when a customer redeems the game credit.
We record breakage revenue related to outstanding premium game credits. For credits that are subject to expiration, breakage revenue is recorded when the credits have legally expired. Breakage revenue is recorded for game credits with no legal expiration when we have determined the likelihood of redemption is remote based on historical game credit redemption patterns.
We estimate revenue from digital storefronts, such as Apple and Google, in the current period when reasonable estimates of these amounts can be made. The digital storefronts provide reliable interim preliminary sale reporting data within a reasonable time frame following the end of each month which, when validated against our internal data, allows us to make reasonable estimates of revenue and therefore to recognize revenue during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. When we receive the final reports, to the extent not received within a reasonable time frame following the end of each month, we record any differences between estimated revenue and actual revenue in the reporting period when we determine the actual amounts. Historically, the revenue on the final revenue report has not differed significantly from the reported revenue for the period.
We evaluate our digital storefront agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games which we consider in determining if revenue should be reported gross or net. We primarily use digital storefronts for distributing our casino and casual free-to-play games. Key indicators that we evaluate in order to reach this determination include:

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
Based on the evaluation of the above indicators, we have determined that we are generally acting as a principal and are the primary obligor to end-users for games distributed through digital storefronts; therefore, we recognize revenue related to these arrangements on a gross basis.
Goodwill and indefinite intangible assets
We perform an annual review for impairment of goodwill and indefinite-lived intangible assets as of March 31 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. Goodwill is allocated among and evaluated for impairment at the reporting unit level which is defined as an operating segment or one level below an operating segment.
Goodwill and intangible assets can or may be required to be tested using a two-step impairment test. We assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step test can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. We completed step one of the two-step test during the first quarter of 2015, and there were no impairments to our goodwill.
Our slots gaming rights and casinos' trade names are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trade names indefinitely, and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Our Big Fish Games trade name is also considered an indefinite intangible asset. These indefinite intangible assets are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to the carrying amount. If the carrying amount of the slots gaming rights and trade name intangible assets exceed fair value, an impairment loss is recognized. There were no impairments to our indefinite-lived intangible assets in 2015.
Property and equipment
We have a significant investment in long-lived property and equipment. Property and equipment are recorded at cost. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset.
We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.
There are three generally accepted approaches available in developing an opinion of value: 1) the cost approach which is the price a prudent investor would pay to produce or construct a similar new item; 2) the market approach which is typically used for land valuations by analyzing recent sales transactions of similar sites; and 3) the income approach which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by marketing participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.

In 2015, we recorded a $12.7 million impairment charge related to the Calder grandstand in continuing operations.
Income Taxes
We use estimates and judgments for financial reporting to determine our current tax liability and deferred taxes. In accordance with the liability method of accounting for income taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.
Adjustments to deferred taxes are determined based upon changes in differences between the book basis and tax basis of our assets and liabilities and measured by enacted tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expense could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

Consolidated Financial Results
The following table reflects our total net revenue, Adjusted EBITDA, operating income and certain other financial information:

	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
(in thousands)	2015	2014	2013	$	$
Total net revenue	$1,212,301	$812,218	$779,028	$400,083	$33,190
Adjusted EBITDA	335,618	202,491	176,231	133,127	26,260
Operating income	123,612	90,393	90,100	33,219	293
Operating income margin	10%	11%	12%
Net income from continuing operations	65,197	46,357	55,033	18,840	(8,676)
Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

•
Our total net revenue increased $400.1 million in 2015 driven by $399.8 million from the full year impact of the Big Fish Games acquisition, $4.0 million from our Casinos segment as improvements at our Maine, Louisiana and Florida properties were partially offset by regional weakness in Mississippi, and $9.9 million from our TwinSpires segment due to a 7.5% increase in handle. Partially offsetting these increases was a $13.3 million decline in Racing revenue as the cessation of Calder's pari-mutuel operations and declines at Arlington due to reductions of state purse subsidies more than offset higher revenue from a strong Kentucky Oaks and Kentucky Derby week and a $0.3 million decrease in other revenue.

•
Our Adjusted EBITDA increased $133.1 million in 2015 driven by $104.2 million from the full year impact of the Big Fish Games acquisition, $7.4 million from our Casinos segment as a result of organic growth and cost reductions, $6.3 million from our TwinSpires segment as a result of increased handle and lower expense, $10.7 million from our Racing segment as strong Kentucky Oaks and Kentucky Derby week revenue growth and cost reductions offset lower revenue at Calder and Arlington, $3.8 million from improvements within our Other Investments segment and $0.7 million in lower Corporate expense.

•
Our operating income increased $33.2 million in 2015 driven by $18.9 million from the full year impact of the Big Fish Games acquisition, $23.0 million from our Racing and TwinSpires segments as a result of a successful Kentucky Oaks and Kentucky Derby week and the effect of a strong Triple Crown season, $9.5 million from our Casinos segment as a result of revenue growth and operational cost savings at most of our casino properties, $6.4 million of Big Fish Games 2014 transaction expense that did not recur in 2015 and $5.5 million of Luckity and Capital View Casino & Resort ("Capital View") non-cash impairment charges in 2014 that did not recur in 2015. Partially offsetting these improvements were $11.6 million of Calder exit costs, $17.9 million of non-cash Big Fish Games acquisition-related charges associated with the earnout and deferred founder liabilities fair value adjustments, and $0.6 million of other expense.

•
Our net income increased $18.8 million in 2015 driven by a $33.2 million increase in operating income, a $4.9 million increase in income from our equity investments, and a $5.8 million gain from the sale of our remaining HRTV investment. Partially offsetting these increases were $7.8 million of additional interest expense, $11.5 million of additional income tax expense associated with the increase in income from continuing operations, $5.2 million of additional income tax expense as a result of certain non-deductible Big Fish Games acquisition expense, and $0.6 million of other expense.

Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

•
Our total net revenue increased $33.2 million in 2014 driven by $42.2 million from the Oxford acquisition, $13.9 million from the impact of the Big Fish Games acquisition, $5.9 million from our TwinSpires segment due to a 3.3% increase in handle and the return of Illinois wagering which temporarily ceased during 2013. Partially offsetting these increases were $11.1 million of revenue declines at our other Casino properties due to continued regional economic weaknesses, additional competition and inclement weather negatively affecting visitation, a $10.7 million decline in Racing revenue due to the cessation of Calder’s pari-mutuel operations and weaknesses at our other racetracks, partially offset by higher revenue from a strong Kentucky Oaks and Kentucky Derby week and a $7.0 million decline in other revenue primarily due to lower United Tote revenue from declining equipment sales and totalisator services.

•
Our Adjusted EBITDA increased $26.3 million in 2014 driven by $20.5 million from our Casinos segment primarily from the full year impact of the Oxford acquisition, $10.9 million from our Racing segment primarily as a result of a strong Kentucky Oaks and Kentucky Derby week and $3.8 million from Big Fish Games. Partially offsetting these increases were $4.7 million in declines in our Other Investments segment from Internet gaming development expense and declines in United Tote equipment sales, $3.8 million in declines from our TwinSpires segment due to the loss of Texas wagering and new taxation requirements and $0.4 million of Corporate expense.

•
Our operating income increased $0.3 million in 2014 driven by $7.8 million from the Oxford acquisition and $8.8 million from the impact of a successful Kentucky Oaks and Kentucky Derby week. Partially offsetting these increases were $5.4 million in Luckity and Capital View non-cash impairment expense, $6.4 million of Big Fish Games transaction expense and $3.9 million of higher TwinSpires.com state taxation requirements and $0.6 million in other expense.

•
Our net income decreased $8.7 million in 2014 due to $4.5 million of HRE Trust Fund Proceeds which did not recur in 2014 and $14.6 million of additional interest expense. Partially offsetting these decreases was an increase of $10.4 million of income from our equity investments.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments:

	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
(in thousands)	2015	2014	2013	$	$
Racing:
Churchill Downs	$158,957	$150,229	$139,531	$8,728	$10,698
Arlington	59,468	66,079	67,878	(6,611)	(1,799)
Fair Grounds	41,649	39,714	41,828	1,935	(2,114)
Calder	2,730	20,032	37,527	(17,302)	(17,495)
Total Racing	262,804	276,054	286,764	(13,250)	(10,710)
Casinos:
Oxford Casino	80,405	76,526	34,350	3,879	42,176
Riverwalk Casino	49,758	50,139	53,645	(381)	(3,506)
Harlow's Casino	48,978	50,199	52,440	(1,221)	(2,241)
Calder Casino	77,421	77,003	78,951	418	(1,948)
Fair Grounds Slots	38,408	40,774	42,156	(2,366)	(1,382)
VSI	36,913	33,653	35,634	3,260	(1,981)
Saratoga	416	—	—	416	—
Total Casino	332,299	328,294	297,176	4,005	31,118
TwinSpires	201,200	191,291	185,394	9,909	5,897
Big Fish Games:
Casino	193,428	7,627	—	185,801	7,627
Casual free-to-play	125,321	2,098	—	123,223	2,098
Premium	94,936	4,130	—	90,806	4,130
Total Big Fish Games	413,685	13,855	—	399,830	13,855
Other Investments	20,168	21,255	26,308	(1,087)	(5,053)
Corporate	910	1,158	1,143	(248)	15
Eliminations	(18,765)	(19,689)	(17,757)	924	(1,932)
Total Net Revenue	$1,212,301	$812,218	$779,028	$400,083	$33,190
Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

•
Racing revenue decreased $13.3 million in 2015 driven by a $17.3 million decline in Calder revenue as a result of the July 1, 2014 cessation of pari-mutuel operations that was partially offset by rental income from TSG for the use of Calder's racetrack facilities and a $6.6 million decline in Arlington revenue as a result of twelve fewer live race days, smaller field sizes, fewer races per day and inclement weather for the Arlington Million which led to a decline in attendance, pari-mutuel wagering and other operational-based revenue. Partially offsetting these declines was an $8.7 million increase in Churchill Downs revenue primarily related to a successful Kentucky Oaks and Kentucky Derby week and a $1.9 million increase in Fair Grounds revenue from a 7.5% handle increase.

•
Casinos revenue increased $4.0 million in 2015 driven by $3.9 million from Oxford due to successful promotional activities, a strengthening market and improvements in market share; $3.3 million from VSI due to the installation of upgraded video poker machines and the improved performance of OTB facilities that are not included within the Orleans Parish smoking ban limits; and a $0.8 million increase from Saratoga and Calder revenue. Partially offsetting these increases was a $2.4 million decline in Fair Grounds Slots revenue which was negatively impacted by a smoking ban in Orleans Parish which commenced on April 22, 2015 and a $1.6 million decline in our Mississippi properties as a result of aggressive competitors' offerings.

•
TwinSpires revenue increased $9.9 million in 2015, primarily driven by a $12.3 million increase in pari-mutuel and other revenue due to a 7.5% increase in TwinSpires.com handle compared to the industry increase of 1.2% for the period, partially offset by a $2.4 million decline as the result of the cancellation of a low-margin, third-party administrative call center services agreement during the fourth quarter of 2014.

•
Big Fish Games revenue increased $399.8 million in 2015 driven by the full year impact of the Big Fish Games acquisition. Big Fish Games net revenue includes amounts recognized from its social casino games, casual and mid-core free-to-play games and premium paid games.  Revenue includes a $20.8 million reduction resulting from the adjustment down to fair value of the deferred revenue balance assumed as part of the Big Fish Games acquisition based on business combination accounting rules.

•	Other Investments revenue decreased $1.1 million in 2015 due to the cessation of the print edition of BLUFF Magazine during January 2015 and lower revenue at United Tote.

•	Eliminations decreased $0.9 million in 2015 driven by lower intercompany transactions between Racing and United Tote.
Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

•
Racing revenue decreased $10.7 million in 2014 primarily driven by a $17.5 million decline in Calder revenue primarily as a result of the July 1, 2014 cessation of pari-mutuel operations, a $2.1 million decline in Fair Grounds revenue as inclement weather during the first half of 2014 caused turf races to be removed and negatively impacted wagering and attendance and a $1.8 million decline in Arlington revenue. Partially offsetting these declines was a $10.7 million increase in Churchill Downs revenue primarily related to a strong Kentucky Oaks and Kentucky Derby week.

•
Casinos revenue increased $31.1 million in 2014 driven by $42.2 million from the impact of the Oxford acquisition on July 17, 2013 which was partially offset by a $5.7 million decline at our Mississippi properties due to continued regional economic weakness and heightened competition in the region, a $3.5 million decline at our Louisiana properties as a result of declines in customer visitations due to poor weather conditions and a three-day maintenance closure at Fair Grounds Slots and a $1.9 million decline at Calder primarily due to the closure of its poker room on June 30, 2014.

•	TwinSpires revenue increased $5.9 million in 2014 primarily due to a 3.3% TwinSpires.com handle increase compared to a 2.8% handle decline for the industry.

•
Big Fish Games revenue was $13.9 million in 2014 driven by the Big Fish Games acquisition on December 16, 2014. Big Fish Games net revenue includes amounts recognized from its social casino games, casual and mid-core free-to-play games and premium paid games.  Revenue includes a $3.4 million reduction resulting from the adjustment down to fair value of the deferred revenue balance assumed as part of the Big Fish Games acquisition based on business combination accounting rules.

•	Other Investments revenue decreased $5.1 million due to lower United Tote totalisator service revenue as a result of a loss of customers and fewer equipment sales.

•	Eliminations increased $1.9 million in 2014 driven by higher intercompany transactions between Racing and TwinSpires.
Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:

Racing and TwinSpires (1)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Racing:
Churchill Downs
Race Days	70	74	75
Total handle	$585,241	$580,098	$663,689
Net pari-mutuel revenue	$60,917	$60,139	$57,002
Commission %	10.4%	10.4%	8.6%
Arlington
Race Days	77	89	89
Total handle	$373,796	$458,756	$527,339
Net pari-mutuel revenue	$46,014	$53,068	$55,509
Commission %	12.3%	11.6%	10.5%
Calder (3)
Race Days	—	79	129
Total handle	$—	$155,818	$320,036
Net pari-mutuel revenue	$40	$16,931	$32,737
Commission %	NM	10.9%	10.2%
Fair Grounds
Race Days	83	82	81
Total handle	$296,905	$276,109	$294,991
Net pari-mutuel revenue	$30,333	$29,090	$31,123
Commission %	10.2%	10.5%	10.6%
Total Racing
Race Days	230	324	374
Total handle	$1,255,942	$1,470,781	$1,806,055
Net pari-mutuel revenue	$137,304	$159,228	$176,371
Commission %	10.9%	10.8%	9.8%
TwinSpires.com
Illinois	$70,530	$71,591	$40,607
Texas	—	—	42,210
All other states	894,593	826,115	785,918
Total handle	$965,123	$897,706	$868,735
Net pari-mutuel revenue	$183,635	$172,221	$166,933
Commission %	19.0%	19.2%	19.2%
Eliminations (2)
Total handle	$(106,035)	$(112,652)	$(133,746)
Net pari-mutuel revenue	$(14,051)	$(14,541)	$(12,495)
Total
Handle	$2,115,030	$2,255,835	$2,541,044
Net pari-mutuel revenue	$306,888	$316,908	$330,809
Commission %	14.5%	14.0%	13.0%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.com.

(2)	Eliminations include the elimination of intersegment transactions.

(3)	Calder ceased pari-mutuel operations on July 1, 2014.

Casinos Activity
Certain key operating statistics specific to the gaming industry are included in our statistical data for our Casinos segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered or coins placed into slot machines in aggregate for the period cited. Net gaming revenue includes slot and table games revenue and is net of customer freeplay; however it excludes other ancillary property revenue such as food and beverage, ATM, hotel and other miscellaneous revenue.

	Year Ended December 31,
(in thousands)	2015	2014	2013 (1)
Oxford Casino
Slot handle	$722,570	$675,368	$262,699
Net slot revenue	62,095	58,368	26,689
Net gaming revenue	76,482	72,728	32,649
Riverwalk Casino
Slot handle	$522,204	$508,733	$591,975
Net slot revenue	42,496	43,567	47,405
Net gaming revenue	47,206	47,391	50,513
Harlow’s Casino
Slot handle	$538,640	$554,910	$604,433
Net slot revenue	42,561	43,326	45,349
Net gaming revenue	46,454	47,632	49,577
Calder Casino
Slot handle	$986,195	$961,080	$1,010,840
Net slot revenue	74,398	73,190	74,008
Net gaming revenue	74,295	74,030	76,554
Fair Grounds Slots and Video Poker
Slot handle	$417,060	$428,005	$436,188
Net slot revenue	38,007	39,622	40,880
Net gaming revenue	74,680	73,085	76,368

Total net gaming revenue	$319,117	$314,866	$285,661

(1)	On July 17, 2013, we completed the acquisition of Oxford, whose results are presented in 2013 from the date of acquisition through December 31, 2013.

Big Fish Games

	Year Ended December 31,
(in thousands)	2015	2014 (2)
Bookings (1)
Casino	$193,028	$8,981
Casual free-to-play	151,216	3,827
Premium	108,995	5,544
Total bookings	453,239	18,352

Total revenue	413,685	13,855
Change in deferred revenue	39,554	4,497
Total bookings	$453,239	$18,352

(1)
Bookings is a non-GAAP financial measure equal to the revenue recognized plus the change in deferred revenue for the periods presented. This non-GAAP measure may differ from other companies' definition of this measure, and it should not be considered a substitute for, or superior to, any other measure provided in accordance with U.S. GAAP.

(2)	We completed the acquisition of Big Fish Games on December 16, 2014.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
(in thousands)	2015	2014	2013	$	$

Purses & casino and racing handle-based taxes	$184,069	$189,956	$181,679	$(5,887)	$8,277
Platform & development fees	143,556	5,123	—	138,433	5,123
Salaries & benefits	132,246	120,276	119,713	11,970	563
Marketing & advertising	130,696	28,804	23,662	101,892	5,142
Depreciation & amortization	109,706	68,257	61,750	41,449	6,507
Content expense	95,263	93,734	90,661	1,529	3,073
Research & development	39,399	—	—	39,399	—
Calder exit costs	13,854	2,298	—	11,556	2,298
Acquisition-related charges	21,748	3,826	—	17,922	3,826
SG&A expense	90,787	82,385	83,071	8,402	(686)
Other operating expense	127,365	127,166	128,392	199	(1,226)
Total expense	$1,088,689	$721,825	$688,928	$366,864	$32,897
Percent of revenue	90%	89%	88%
Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014
Significant items affecting comparability of consolidated operating expense include:

•
Purses and casino and racing handle-based taxes decreased $5.9 million in 2015 primarily as a result of an $8.2 million decline in Calder expense related to the cessation of racing operations. Partially offsetting this decline was a $2.3 million increase in casino gaming taxes as a result of 1.2% casino revenue growth.

•	Platform and development fees increased $138.4 million in 2015 related to digital storefronts and third-party game developers' expenditures based on Big Fish Games revenue.

•
Salaries and benefit expense increased $12.0 million in 2015 driven by $19.8 million of additional expense from the full year impact of Big Fish Games. Partially offsetting this increase was a $3.4 million decline in Calder salaries and benefit expense due to the cessation of pari-mutuel racing and the closure of its poker room and a $4.4 million reduction in salaries across our other segments in response to moderating revenue growth.

•	Marketing and advertising expense increased $101.9 million in 2015 driven primarily by additional user acquisition and advertising expense from the full year impact of Big Fish Games.

•
Depreciation and amortization expense increased $41.4 million in 2015 driven by $49.5 million of additional expense associated with the Big Fish Games acquisition. Partially offsetting this increase was a $3.4 million reduction in depreciation expense at Calder as certain gaming assets were fully depreciated during 2014, $4.2 million in depreciation expense at Calder from the cessation of pari-mutuel operation and $0.5 million of other expense reductions.

•
Content expense increased $1.5 million in 2015 driven by a $5.0 million increase in fees incurred to import third-party pari-mutuel content for our Racing and TwinSpires segments. Partially offsetting this increase was a $3.5 million decline in Calder content expense due to the cessation of pari-mutuel racing and favorable terms obtained under the Calder agreement with TSG.

•	Research and development expense increased $39.4 million in 2015 driven by additional studio and engineering functions salary and benefit related expense from the full year impact of Big Fish Games.

•
Calder exit costs increased $11.6 million in 2015 due to $12.7 million of non-cash impairment charges to reduce the net book value of Calder's grandstand and ancillary facilities to zero and $1.2 million in expenditures for demolition costs at the facility in preparation for future use and to achieve operational cost savings. Partially offsetting this expense was $2.3 million of exit costs that did not recur in 2015.

•	Acquisition-related charges increased $17.9 million in 2015 as a result of the non-cash fair value adjustments related to the Big Fish Games earnout and deferred founder liabilities.

•
Selling, general and administrative expense increased $8.4 million in 2015 driven by $14.4 million of additional expense from the full year impact of Big Fish Games, $2.0 million of increased annual bonus compensation expense due to our financial performance, and $1.0 million of other expense. Partially offsetting these increases were $6.4 million of 2014 Big Fish Games acquisition expense that did not recur in 2015, a $1.4 million decline in Calder expense due to the cessation of pari-mutuel racing, and a $1.2 million decline in corporate contributions and legal expense related to prior year matters which did not recur.

•
Other operating expense increased $0.2 million in 2015. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. The increase of $0.2 million was driven by $14.4 million of additional expense from the full year impact of Big Fish Games and $0.3 million of other expense. Partially offsetting these increases were declines of $3.4 million at Calder due to the cessation of pari-mutuel racing, $3.2 million related to 2014 Luckity asset impairment charges that did not recur in 2015, $3.0 million in casino operational efficiencies, $2.3 million in TwinSpires contract service expense, $1.8 million in corporate deferred compensation expense related to prior periods, and $0.8 million in Racing and United Tote bad debt recoveries.

Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013
Significant items affecting comparability of consolidated operating expense includes:

•
Purses and casino and racing handle-based taxes increased $8.3 million in 2014 driven by $15.9 million of additional expense from the full year impact of Oxford and a $3.9 million increase in TwinSpires pari-mutuel taxes due to new taxation requirements in New York. Partially offsetting these increases was an $8.1 million decline in Calder expense due to the cessation of pari-mutuel racing and a $3.4 million decline in taxes and purses at our other properties.

•	Platform and development fees increased $5.1 million in 2014 related to digital storefronts and to third-party game developers based on Big Fish Games revenue.

•
Salaries and benefit expense increased $0.6 million in 2014 driven by $6.2 million of additional expense from the full year impact of Oxford and $2.6 million of additional expense due to the acquisition of Big Fish Games. Partially offsetting these increases were $4.3 million of lower Calder expense due to the cessation of pari-mutuel racing, $3.3 million associated with higher capitalized salaries primarily associated with Internet-gaming operations and $0.6 million of other expense.

•
Marketing and advertising expense increased $5.1 million in 2014 driven by $5.7 million of additional expense due to the acquisition of Big Fish Games which was partially offset by a $0.6 million reduction in all other marketing and advertising expense.

•
Depreciation and amortization expense increased $6.5 million in 2014 due to $2.2 million of additional expense due to the acquisition of Big Fish Games, $3.3 million of incremental Oxford depreciation expense, and $2.8 million driven by the acceleration of depreciation expense for the Calder barns due to the cessation of pari-mutuel operations. Partially offsetting these increases was $1.8 million of lower depreciation expense at our Louisiana and Mississippi properties.

•
Content expense increased $3.1 million in 2014 driven by a $2.1 million increase in fees incurred to import third-party pari-mutuel content for our Racing and TwinSpires segments and $3.3 million in content expense reductions in 2013 from a favorable settlement of Illinois ADW legislation. Partially offsetting these increases was a $2.3 million decline in Calder content expense due to the cessation of pari-mutuel racing.

•	Calder exit costs increased $2.3 million in 2014 driven by severance and other benefit costs related to the cessation of pari-mutuel operations.

•	Acquisition-related charges increased $3.8 million in 2014 as a result of the non-cash fair value adjustments related to the Big Fish Games earnout and deferred founder liabilities.

•
Selling, general and administrative expense decreased $0.7 million in 2014 driven by a $9.6 million decline in stock-based compensation expense. Partially offsetting this decline were $6.4 million of corporate development expense due to the acquisition of Big Fish Games, $1.8 million associated with a full year of Oxford operations and $0.7 million for Big Fish Games expense subsequent to the acquisition.

•
Other operating expense decreased $1.2 million in 2014. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. The decrease of $1.2 million was driven by a $5.4 million decline in Calder operating expense due to the cessation of pari-mutuel racing, a $1.7 million reduction in bad debt reserve requirements and $0.9 million in other expenses. Partially offsetting these declines was a $3.2 million asset impairment charge related to our investment in Luckity and $3.6 million in incremental Oxford expense.

Excluding corporate stock-based compensation, the table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments:

	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
(in thousands)	2015	2014	2013	$	$
Racing	$(6,591)	$(6,821)	$(8,063)	$230	$1,242
Casinos	(8,360)	(8,129)	(5,705)	(231)	(2,424)
TwinSpires	(5,049)	(4,775)	(4,679)	(274)	(96)
Big Fish Games	(3,000)	—	—	(3,000)	—
Other Investments	(483)	(495)	(627)	12	132
Corporate allocated expense	23,483	20,220	19,074	3,263	1,146
Total Corporate allocated expense	$—	$—	$—	$—	$—
Adjusted EBITDA
We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with U.S. GAAP) as a measure of our operating results.

	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
(in thousands)	2015	2014	2013	$	$
Racing	$71,841	$61,160	$50,275	$10,681	$10,885
Casinos	108,516	101,106	80,631	7,410	20,475
TwinSpires	51,533	45,282	49,122	6,251	(3,840)
Big Fish Games	108,018	3,837	—	104,181	3,837
Other Investments	(37)	(3,857)	809	3,820	(4,666)
Corporate	(4,253)	(5,037)	(4,606)	784	(431)
Total Adjusted EBITDA	$335,618	$202,491	$176,231	$133,127	$26,260
Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

•
Racing Adjusted EBITDA increased $10.7 million in 2015 due to $6.0 million of increased profitability from the Kentucky Oaks and Kentucky Derby week, $3.8 million primarily due to the cessation of Calder pari-mutuel operations, $1.5 million at Churchill Downs outside of Kentucky Oaks and Kentucky Derby week results and $0.3 million at Fair Grounds. Partially offsetting these increases was a $0.9 million decrease at Arlington resulting from lower live and simulcast racing revenue as a result of lower purse sized due to the depletion of the Horse Racing Equity Trust Fund ("HRE Trust Fund") monies in 2014.

•
Casinos Adjusted EBITDA increased $7.4 million in 2015 driven by a $2.7 million increase at Oxford as a result of strong revenue trends, a $2.5 million increase at Riverwalk as a result of disciplined labor and other variable expense reductions, a $1.4 million increase at MVG from growth that was partially offset by new competition, a $1.2 million increase from VSI market share growth, a $0.6 million increase from Calder primarily from freeplay reductions and a $0.7 million increase from Saratoga from management fee income and equity income. Partially offsetting these increases was a $1.7 million decrease at Fair Grounds Slots primarily driven by the impact from the introduction of a parish-wide smoking ban on April 22, 2015.

•
TwinSpires Adjusted EBITDA increased $6.3 million in 2015 driven by $6.0 million primarily from handle growth of 7.5% which outpaced industry performance by 6.3 percentage points as customers continue to migrate to online wagering and $1.3 million from the discontinuation of Luckity, our online real-money bingo operations. These increases were partially offset by $1.0 million in higher marketing expense related to the 2015 Triple Crown Season and Breeders’ Cup and higher New York taxes due to the cancellation of a service agreement.

•
Big Fish Games Adjusted EBITDA increased $104.2 million in 2015 due to the full year impact of Big Fish Games. Our bookings and revenue are reflective of industry growth in both the iOS and Android marketplaces, continuing success of Big Fish Casinos and Gummy Drop! and the successful launch of Dungeon Boss. Operating expense reflects a full year of user acquisition costs, advertising and marketing, salaries and benefits, and developer and platform fees. In 2015, a shift in the timing of purchases for our casual free-to-play offerings as compared to prior periods generated a favorable impact on Adjusted EBITDA of $2.8 million. Since the decrease in revenue is offset by a corresponding increase in deferred revenue, Adjusted EBITDA is positively affected only by the reduction in operating expense.

•
Other Investments Adjusted EBITDA increased $3.8 million in 2015 due to a $1.9 million reduction of Internet gaming development expense, $1.3 million from United Tote cost control efforts and bad debt expense recoveries and $0.6 million from the elimination of losses from the cessation of the print edition of BLUFF Magazine during January 2015.

•
Corporate Adjusted EBITDA increased $0.8 million in 2015 due to a $1.3 million decrease in deferred compensation expense related to prior periods and $3.3 million in corporate expense allocated to the other operating segments. Partially offsetting these increases were $3.4 million in salaries, benefits and bonus compensation and $0.4 million in increased recruiting and professional fees.

Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Racing Adjusted EBITDA increased $10.9 million in 2014 driven by $8.8 million in increased profitability from the Kentucky Oaks and Kentucky Derby week, $3.3 million from Calder cost savings and $0.9 million from Arlington from cost savings. Partially offsetting these increases was a $2.1 million decrease at Churchill Downs, excluding Kentucky Oaks and Kentucky Derby week, from a decline in pari-mutuel revenue.

•
Casinos Adjusted EBITDA increased $20.5 million in 2014 driven by $11.8 million from a full year of Oxford operations and $11.1 million from a full year of MVG operations. Partially offsetting these increases were $1.5 million in declines at Fair Grounds Slots and VSI as market weakness and poor weather conditions hindered visitation and wagering at the Louisiana properties, $0.6 million in declines at Harlow's and Riverwalk as continuing regional economic weakness negatively impacted results, and a $0.3 million decrease in Calder from exiting poker operations.

•
TwinSpires Adjusted EBITDA decreased $3.8 million in 2014 driven by the loss of $5.4 million from Texas wagering, $3.9 million in New York taxation requirements and a $3.3 million reduction in operating expense in 2013 from the settlement of Illinois ADW litigation that did not recur in 2014. These decreases were partially offset by $6.8 million in organic handle growth, $1.2 million from the reinstatement of Illinois wagering and $0.8 million in improvements in our investment in HRTV.

•	Big Fish Games Adjusted EBITDA increased $3.8 million in 2014 due to its acquisition on December 16, 2014.

•
Other Investments Adjusted EBITDA decreased $4.7 million in 2014 driven by a $3.0 million increase in expense associated with the development of our Internet gaming operations and a $1.7 million decrease in United Tote due to a decline in totalisator service revenue and lower equipment sales.

•
Corporate Adjusted EBITDA decreased $0.4 million in 2014 driven by $1.5 million in higher salaries and benefit expense, partially offset by $1.1 million in higher Corporate expense allocated to the other operating segments.

Reconciliation of Adjusted EBITDA to Comprehensive Income

	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
(in thousands)	2015	2014	2013	$	$
Adjusted EBITDA	$335,618	$202,491	$176,231	$133,127	$26,260
Change in Big Fish Games deferred revenue	(39,554)	(4,497)	—	(35,057)	(4,497)
Big Fish Games adjustments	(21,748)	(10,193)	—	(11,555)	(10,193)
Stock-based compensation	(13,849)	(11,931)	(21,482)	(1,918)	9,551
MVG interest expense, net	(2,098)	(2,546)	(170)	448	(2,376)
Calder exit costs	(13,854)	(2,298)	—	(11,556)	(2,298)
Other charges and recoveries, net	5,833	(5,429)	(1,204)	11,262	(4,225)
Depreciation and amortization	(109,706)	(68,257)	(61,750)	(41,449)	(6,507)
Interest (expense) income, net	(28,553)	(20,822)	(6,119)	(7,731)	(14,703)
Income tax provision	(46,892)	(30,161)	(30,473)	(16,731)	312
Net income from continuing operations	65,197	46,357	55,033	18,840	(8,676)
Discontinued operations, net of income taxes	—	—	(133)	—	133
Net income	65,197	46,357	54,900	18,840	(8,543)
Foreign currency translation, net of tax	(463)	(125)	—	(338)	(125)
Comprehensive income	$64,734	$46,232	$54,900	$18,502	$(8,668)
Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

•
Change in Big Fish Games deferred revenue increased $35.1 million in 2015 driven by deferred revenue adjustments for Big Fish Games resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value, and from bookings exceeding revenue recognized.

•
Big Fish Games adjustments increased $11.5 million in 2015 driven by $17.9 million in non-cash adjustments from the change in fair value of the Big Fish Games earnout and deferred founder liabilities, partially offset by $6.4 million of 2014 Big Fish Games transactions expense which did not recur during 2015.

•
    Stock-based compensation expense increased $1.9 million in 2015 driven by $6.9 million in incremental restricted stock award expense and $1.3 million in accelerated restricted stock expense upon the September 30, 2015 retirement of our previous Chief Executive Officer. Partially offsetting these increases was a decline of $6.3 million in stock-based compensation expense associated with grants under the 2013 New Company Long Term Incentive Plan that were substantially recognized during 2014.

•	MVG interest expense, net decreased $0.4 million in 2015 driven by lower outstanding MVG debt balances.

•
Calder exit costs increased $11.6 million in 2015 driven by $12.7 million in non-cash impairment charges to reduce the net book value of Calder's grandstand and ancillary facilities to zero and $1.2 million of barn and grandstand demolition costs in preparation for future use and to achieve operational cost savings. Partially offsetting these increases was $2.3 million in 2014 severance and other benefit costs associated with the cessation of pari-mutuel operations which did not recur in 2015.

•
Other charges and recoveries, net increased $11.3 million in 2015 driven by a $5.8 million gain in 2015 from the sale of our remaining ownership interest in HRTV, $3.2 million in prior year Luckity impairment expense and $2.6 million in prior year impairment expense and equity losses from our unsuccessful attempt to bid on the development of a destination casino and resort in the Capital Region of New York. Partially offsetting these increases were $0.3 million of other expense.

•
Depreciation and amortization expense increased $41.4 million in 2015 driven by $49.5 million of additional expense associated with the Big Fish Games acquisition. Partially offsetting this increase was a $3.4 million reduction in depreciation expense at Calder as certain gaming assets were fully depreciated during 2014, $3.9 million in depreciation expense at Calder from the cessation of pari-mutuel operation and $0.8 million of other expense reductions.

•	Interest (expense) income, net increased $7.7 million in 2015 primarily as a result of higher long-term debt balances outstanding due to the acquisition of Big Fish Games.

•
Income tax provision increased $16.7 million in 2015 driven by $11.5 million of additional income tax expense associated with the increase in income from continuing operations and $5.2 million of additional income tax expense as a result of certain non-deductible Big Fish Games acquisition expense.

Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

•
Change in Big Fish Games deferred revenue increased $4.5 million in 2014 driven by business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value, and from bookings exceeding revenue recognized.

•
Big Fish Games adjustments increased $10.2 million in 2014 driven by $3.8 million in non-cash adjustments from the change in fair value of the Big Fish Games earnout and deferred founder liabilities, and $6.4 million of Big Fish Games transactions expense.

•
Stock-based compensation expense decreased $9.6 million in 2014 driven by expense associated with grants made under the 2013 New Company Long Term Incentive Plan which were substantially recognized during 2013.

•	MVG interest expense, net increased $2.4 million in 2014 driven by a full year of interest expense for debt outstanding associated with our Ohio joint venture.

•	Calder exit costs increased $2.3 million in 2014 due to severance and other employee benefits associated with the cessation of pari-mutuel racing.

•
Other charges and recoveries increased $4.2 million in 2014 driven by $3.2 million of impairment expense related to our investment in Luckity, $2.6 million of impairment expense and equity losses associated with our unsuccessful attempt to obtain a license to build and operate a gaming facility in the Capital Region of New York, and $4.5 million related to HRE Trust Fund proceeds recognized as miscellaneous income in 2013 that did not recur in 2014. Partially offsetting these increases were $3.6 million of MVG pre-opening costs and $2.5 million of expense to write-off an uncollectible third-party receivable associated with an Internet gaming license.

•
Depreciation and amortization expense increased $6.5 million in 2014 due to $2.2 million of additional expense due to the acquisition of Big Fish Games, $3.3 million of incremental Oxford depreciation expense, and $2.8 million related to the acceleration of depreciation expense for the Calder barns due to the cessation of pari-mutuel operations. Partially offsetting these increases was $1.8 million of lower depreciation expense at our Louisiana and Mississippi properties.

•	Interest (expense) income, net increased $14.7 million in 2014 driven by higher long-term debt balances outstanding due to the acquisitions of Oxford and Big Fish Games.

•	Income tax provision decreased $0.3 million in 2014 driven by net changes in our taxable income and effective tax rate.
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	Year Ended December 31,		'15 vs. '14 Change
(in thousands)	2015	2014	$
Total assets	$2,277,444	$2,356,253	$(78,809)
Total liabilities	1,660,247	1,656,252	3,995
Total shareholders’ equity	617,197	700,001	(82,804)

•
Total assets decreased $78.8 million in 2015 driven by a $53.8 million reduction in Big Fish Games intangible assets due to 2015 amortization expense, a $26.2 million reduction in our income taxes receivable as a result of the receipt of 2014 federal tax refunds, a $22.1 million decrease in property and equipment and an $8.2 million decrease in net accounts receivable due to the timing of 2016 Kentucky Oaks and Kentucky Derby payments and from the timing of Big Fish Games related digital storefront payments. Partially offsetting these decreases was an increase of $15.4 million in other current assets primarily related to Big Fish Games spending on platform and developer fees, a $9.8 million increase of Big Fish Games game technology and rights expenditures associated with payments made to third-party developers, and a $6.3 million increase in all other assets.

•
Total liabilities increased $4.0 million in 2015 driven by $39.5 million increase in Big Fish Games deferred revenue due to strong growth in bookings, a $21.7 million increase in Big Fish Games earnout and deferred founder’s liabilities as a result of fair value measurement adjustments, and a $17.7 million net increase in total debt. Partially offsetting these increases was a $46.1 million decrease related to tax refund payments and deferred purchase price payments to Big Fish Games equity holders, a $5.8 million decrease in non-Big Fish Games deferred revenue due to the timing of payments received for the 2016 Kentucky Oaks and Kentucky Derby, a $21.6 million decrease in deferred tax liabilities due to utilization of net operating losses and the amortization of intangible assets, and a $1.4 million decrease in all other liabilities.

•
Total shareholders’ equity decreased $82.8 million in 2015 due to a $138.1 million repurchase of common stock and $13.1 million from the cancellation of shares for payment of income taxes owed on vested shares. Partially offsetting these decreases was $65.2 million of current year net income and $3.2 million of other equity changes.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in thousands)	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
Cash Flows from:	2015	2014	2013	$	$
Operating activities	$264,526	$141,619	$144,915	$122,907	$(3,296)
Investing activities	(65,485)	(440,308)	(277,680)	374,823	(162,628)
Financing activities	(190,644)	322,049	140,296	(512,693)	181,753
Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

•
Cash provided by operating activities increased $122.9 million in 2015 due to $106.6 million from Big Fish Games cash flows, $15.3 million of dividends from our MVG joint venture and investment in SCH and $1.0 million of other cash flows. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
Cash used in investing activities decreased $374.8 million in 2015 due to the $366.0 million purchase of Big Fish Games in 2014, $17.4 million in lower funding requirements for our MVG and Capital View joint ventures, $11.0 million in lower capital expenditures and $6.0 million of proceeds from the sale of our remaining investment in HRTV. Partially offsetting these increases were the $24.5 million payment for the 25% equity investment in SCH and $1.1 million of other cash flows.

•
Cash used in financing activities increased $512.7 million in 2015 primarily due to $682.8 million in net repayments under our Senior Secured Credit Facility, $71.0 million in stock repurchases, $17.7 million of payments made to Big Fish Games' equity holders for the receipt of income tax refunds related to the acquisition, $28.4 million in deferred payments related to the Big Fish Games acquisition and $12.8 million in other activities. Partially offsetting these amounts were $300.0 million associated with our tack-on unsecured notes offering.

Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

•
Cash provided by operating activities decreased $3.3 million in 2014 due to $4.5 million in HRE Trust Fund proceeds received in 2013 which did not recur in 2014, partially offset by $1.2 million in other cash flows.

•
Cash used in investing activities increased $162.6 million in 2014 due to the $366.0 million purchase of Big Fish Games in 2014, $5.7 million in higher property and equipment additions from capital expenditures at Churchill Downs for projects associated with the 2014 Kentucky Oaks and Kentucky Derby and $3.3 million in licensing and development fees for our unsuccessful attempt to secure a New York gaming license. Partially offsetting these increases was the $154.9 million acquisition of Oxford in 2013, $55.9 million in lower capital contributions to our MVG joint venture and $1.6 million in other items.

•
Cash provided by financing activities increased $181.8 million in 2014 due to $541.7 million in net borrowings to fund the 2014 Big Fish Games acquisition and capital contributions to MVG and $6.0 million in other items. Partially offsetting these amounts were $300.0 million from the 2013 unsecured notes offering and $65.9 million in higher stock repurchases in 2014.

Free cash flow, which we reconcile to "Net cash provided by operating activities," is cash flows from operations reduced by maintenance-related (replacement) capital expenditures. Maintenance-related capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, exhausted, or no longer cost effective to repair.

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
Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under U.S. GAAP.
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable U.S. GAAP measure, "Net cash provided by operating activities":

	Year Ended December 31,			'15 vs. '14 Change	'14 vs. '13 Change
(in thousands)	2015	2014	2013	$	$
Maintenance-related capital expenditures	$31,059	$22,733	$16,879	$8,326	$5,854
Capital project expenditures	12,451	31,753	31,892	(19,302)	(139)
Additions to property and equipment	43,510	54,486	48,771	(10,976)	5,715

Net cash provided by operating activities	264,526	141,619	144,915	122,907	(3,296)
Maintenance-related capital expenditures	(31,059)	(22,733)	(16,879)	(8,326)	(5,854)
Free cash flow	$233,467	$118,886	$128,036	$114,581	$(9,150)
In 2015, maintenance-related capital expenditures increased $8.3 million driven by the replacement of slot machines at several Casino properties, and a full year of Big Fish Games maintenance-related capital expense. In 2015, capital project expenditures decreased $19.3 million driven by expenditures related to the Rooftop Garden, Grandstand Terrace, and the Big Board Project at Churchill Downs which were completed in 2014.
In 2014, maintenance-related capital expenditures increased $5.9 million driven by the replacement of slot machines at several Casino properties. In 2014, capital project expenditures decreased $0.1 million driven by lower I-Gaming capitalized projects, partially offset by higher Churchill Downs Kentucky Oaks and Kentucky Derby 2014 projects.
Credit Facilities and Indebtedness
The following table presents our net debt outstanding:

	Year Ended December 31,		Change
(in thousands)	2015	2014	$
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2018	$—	$258,000	$(258,000)
Term Loan A due 2019	188,112	199,213	(11,101)
Swing line of credit	—	12,355	(12,355)
Total Senior Secured Credit Facility	188,112	469,568	(281,456)
5.375% Senior Unsecured Notes due 2021	593,670	294,536	299,134
Total debt	781,782	764,104	17,678
Current maturities of long-term debt	16,250	11,250	5,000
Total debt, net of current maturities	$765,532	$752,854	$12,678
Senior Secured Credit Facility
On February 17, 2016, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the "New Agreement") which amends certain provisions of the credit agreement including extending the maturity of both the Senior Secured Credit Facility and the Term Loan (collectively the "Facilities") through February 2021, coterminous with one another. The maximum aggregate commitment for the Senior Secured Credit Facility remains at $500 million, and the unamortized Term Loan of $188.75 million was refinanced as part of this amendment.

On December 1, 2014, we executed the Fourth Amended and Restated Credit Agreement (the "Senior Secured Credit Facility") whereby it added a $200 million Term Loan Facility ("Term Loan") to the existing Senior Secured Credit Facility and amended certain definitions and provisions of the credit agreement including Consolidated Funded Indebtedness, EBITDA and calculation of the Total Leverage Ratio. We incurred loan origination fees of $0.9 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility.
At December 31, 2015, the Senior Secured Credit Facility was set to mature on May 17, 2018. The Term Loan was set to mature on December 1, 2019; however, in the event the Senior Secured Credit Facility had not, prior to May 17, 2018, been extended to a maturity date of December 1, 2019, the Term Loan was set to mature on May 17, 2018. Following the execution of the New Agreement, the new maturity date for both the Senior Secured Credit Facility and the Term Loan is February 17, 2021.
Regarding the Term Loan, we were required to make quarterly principal payments that commenced on March 31, 2015, per the amortization schedule laid out in the Fourth Amended and Restated Credit Agreement. Upon the execution of the New Agreement, the amortization schedule was modified based on $188.8 million outstanding Term Loan balance. Payments are set to occur on the last day of each quarter through the new maturity date with annual paydown requirements of 5%, 7.5%, 10%, 12.5%, 15% and a bullet payment due at maturity.  The new amortization schedule calls for quarterly principal payments of $2.4 million to commence on March 31, 2016 and increase in increments of $1.2 million on March 31 of each year to reach final year quarterly payment amounts of $7.1 million.  If no additional payments are made, the balance due at termination will be $94.4 million.
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on our leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 1.73% at December 31, 2015 and 2.19% at December 31, 2014.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of December 31, 2015, we were in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of our assets continue to be pledged as collateral under the Senior Secured Credit Facility. At December 31, 2015, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	11.4 to 1	> 3.0 to 1.0
Total Leverage Ratio	2.6 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	0.8 to 1	< 3.5 to 1.0
As of December 31, 2015, we had $492.1 million of borrowing capacity under the Senior Secured Credit Facility.
5.375% Senior Unsecured Notes
On December 16, 2013, we completed an offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Initial Senior Unsecured Notes" or the "Existing Notes"). The Initial Senior Unsecured Notes were issued at par, with interest payable on June 15th and December 15th of each year. We received net proceeds of $295 million, after deducting underwriting fees, and used the net proceeds from the offering to repay a portion of its outstanding borrowings, and accrued and unpaid interest outstanding under its (then) Third Amended and Restated Credit Agreement. In connection with the issuance, we capitalized $6.3 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Initial Senior Unsecured Notes.
On December 16, 2015, we completed an additional offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Tack-on Notes"). The Tack-on Notes were issued under the December 16, 2013 Indenture governing the $300 million Existing Notes, and form a part of the same series as the Existing Notes for purposes of the Indenture. The Tack-on Notes were issued at 101% with interest payable on June 15th and December 15th of each year. We received net proceeds of $299 million, after deducting underwriting fees, and used the net proceeds from the offering to repay its outstanding revolver borrowings along with accrued and unpaid interest outstanding under its Fourth Amended and Restated Credit Agreement ("Senior Secured Credit Facility). In connection with the issuance, we capitalized $4.7 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Tack-on Notes.
Upon completion of this Tack-on Notes offering, the aggregate principal amount of the outstanding notes under this series is $600 million (collectively the "Senior Unsecured Notes.") The Tack-on Notes were offered with different CUSIP and ISIN numbers from the Existing Notes and as a result thereof, will not trade fungibly until they have been assigned the same CUSIP and ISIN numbers. It is expected that the Tack-on Notes will be exchanged into the unrestricted CUSIP and ISIN numbers currently assigned to the Existing Notes one year from the date of issuance.
Both series of the Senior Unsecured Notes were issued in private offerings that were exempt from registration under the Securities Act of 1933, as amended, and are senior unsecured obligations. The total Senior Unsecured Notes are guaranteed by each of our domestic subsidiaries that guarantee its Senior Secured Credit Facility and will rank equally with our existing and future senior obligations. At any time prior to December 15, 2016, we may redeem all or part of the total Senior Unsecured Notes at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date. On or after December 15, 2016, we may redeem all or part of the Senior Unsecured Notes at a redemption price of 104.0% which gradually reduces to par by 2019.
In accordance with ASU 2015-03 Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, as of December 31, 2015 and 2014, we presented the debt issuance costs and loan origination fees on the balance sheet as a direct deduction from the carrying value of the debt liability.
Contractual Obligations
Our commitments to make future payments as of December 31, 2015, are summarized as follows:

(in thousands)	2016	2017-2018	2019-2020	Thereafter	Total
Dividends	$19,110	$—	$—	$—	$19,110
Tax refund due to Big Fish Games former equity holders	426	—	—	—	426
Big Fish Games earnout	281,600	68,400	—	—	350,000
Big Fish Games deferred payment	28,428	28,428	—	—	56,856
Term Loan A	16,250	47,500	125,000	—	188,750
Interest on Term Loan A	10,198	12,562	5,359	—	28,119
Senior Unsecured Notes	—	—	—	600,000	600,000
Interest on Senior Unsecured Notes	30,500	61,000	61,000	15,453	167,953
Operating leases	13,534	16,417	4,733	2,485	37,169
Total	$400,046	$234,307	$196,092	$617,938	$1,448,383
As of December 31, 2015, we had approximately $2.5 million of unrecognized tax benefits. As of December 31, 2015, the fair value of the Big Fish Games earnout liability is $345.2 million. We expect to pay $281.6 million of the earnout in 2016 and $34.2 million of the earnout in 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends;

•	interest rate and credit risk; and

•	foreign currency exchange risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumer’s discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, online wagering sites and our casual gaming site, downloading our online games, and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.

Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At December 31, 2015, we had $188.8 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $1.1 million.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in thousands)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$74,528	$67,936
Restricted cash	29,686	26,065
Accounts receivable, net of allowance for doubtful accounts of $3,761 in 2015 and $4,246 in 2014	67,715	75,890
Deferred income taxes	—	18,519
Income taxes receivable	1,037	29,455
Game technology and rights, net	10,339	530
Other current assets	39,524	24,135
Total current assets	222,829	242,530
Property and equipment, net	573,172	595,315
Investment in and advances to unconsolidated affiliates	129,746	109,548
Goodwill	841,724	840,947
Other intangible assets, net	496,153	549,972
Other assets	13,820	17,941
Total assets	$2,277,444	$2,356,253
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,120	$45,182
Purses payable	12,139	11,169
Account wagering deposit liabilities	20,351	18,137
Accrued expense	97,836	93,286
Tax refund due to Big Fish Games former equity holders	426	18,087
Deferred revenue	46,029	51,833
Deferred revenue - Big Fish Games	81,301	41,747
Big Fish Games deferred payment, current	28,050	28,139
Big Fish Games earnout liability, current	279,490	—
Current maturities of long-term debt	16,250	11,250
Dividends payable	19,110	17,419
Total current liabilities	640,102	336,249
Long-term debt (net of current maturities and loan origination fees of $638 in 2015 and $787 in 2014)	171,862	458,318
Notes payable (including premium of $2,978 in 2015 and net of debt issuance costs of $9,308 in 2015 and $5,464 in 2014)	593,670	294,536
Big Fish Games deferred payment, net of current amount due	26,670	51,620
Big Fish Games earnout liability	65,710	327,800
Deferred revenue	16,068	16,489
Deferred income taxes	127,883	149,522
Other liabilities	18,282	21,718
Total liabilities	1,660,247	1,656,252
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 16,600 shares issued at December 31, 2015 and 17,472 shares issued at December 31, 2014	134,026	262,280
Retained earnings	483,759	437,846
Accumulated other comprehensive loss	(588)	(125)
Total shareholders’ equity	617,197	700,001
Total liabilities and shareholders’ equity	$2,277,444	$2,356,253
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,

(in thousands, except per common share data)	2015	2014	2013
Net revenue:
Racing	$248,603	$261,453	$274,269
Casinos	332,299	328,294	297,176
TwinSpires	200,168	190,333	184,541
Big Fish Games	413,685	13,855	—
Other Investments	16,636	17,125	21,899
Corporate	910	1,158	1,143
	1,212,301	812,218	779,028
Operating expense:
Racing	190,225	216,269	233,286
Casinos	240,868	243,335	222,581
TwinSpires	133,302	133,553	123,449
Big Fish Games	340,088	15,971	—
Other Investments	18,418	22,247	25,079
Corporate	—	1,941	1,462
Selling, general and administrative expense	90,787	82,385	83,071
Research and development	39,399	—	—
Calder exit costs	13,854	2,298	—
Acquisition-related charges	21,748	3,826	—
Operating income	123,612	90,393	90,100
Other income (expense):
Interest income	42	20	112
Interest expense	(28,595)	(20,842)	(6,231)
Equity in income (losses) of unconsolidated investments	11,180	6,328	(4,142)
Miscellaneous, net	5,850	619	5,667
	(11,523)	(13,875)	(4,594)
Income from continuing operations before provision for income taxes	112,089	76,518	85,506
Income tax provision	(46,892)	(30,161)	(30,473)
Income from continuing operations	65,197	46,357	55,033
Discontinued operations, net of income taxes:
Loss from operations	—	—	(50)
Loss on sale of assets	—	—	(83)
Net income	$65,197	$46,357	$54,900

Net income (loss) per common share data:
Basic
Income from continuing operations	$3.75	$2.67	$3.13
Discontinued operations	—	—	(0.01)
Net income	$3.75	$2.67	$3.12
Diluted
Income from continuing operations	$3.71	$2.64	$3.07
Discontinued operations	—	—	(0.01)
Net income	$3.71	$2.64	$3.06
Weighted average shares outstanding:
Basic	17,225	17,271	17,294
Diluted	17,576	17,589	17,938

Other comprehensive loss:
Foreign currency translation, net of tax	(463)	(125)	—
Other comprehensive loss	(463)	(125)	—
Comprehensive income	$64,734	$46,232	$54,900
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2015, 2014 and 2013

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands, except per common share data)	Shares	Amount
Balance, December 31, 2012	17,448	$274,709	$369,586	$—	$644,295
Net income and comprehensive income			54,900		54,900
Issuance of common stock	198	7,506			7,506
Tax windfall from stock-based compensation		2,981			2,981
Repurchase of common stock	(133)	(10,723)			(10,723)
Grants of restricted stock, net of forfeitures	435				—
Stock-based compensation		21,482			21,482
Cash & restricted stock dividends, $0.87 per share			(15,652)		(15,652)
Balance, December 31, 2013	17,948	295,955	408,834	—	704,789
Net income			46,357		46,357
Issuance of common stock	358	23,268			23,268
Tax windfall from stock-based compensation		7,708			7,708
Repurchase of common stock	(851)	(76,582)			(76,582)
Grants of restricted stock, net of forfeitures	17				—
Stock-based compensation		11,931			11,931
Cash & restricted stock dividends, $1.00 per share			(17,345)		(17,345)
Foreign currency translation adjustment, net of ($70) tax effect				(125)	(125)
Balance, December 31, 2014	17,472	262,280	437,846	(125)	700,001
Net income			65,197		65,197
Issuance of common stock	17	3,484			3,484
Tax windfall from stock-based compensation		5,553			5,553
Repurchase of common stock	(1,049)	(151,140)			(151,140)
Grants of restricted stock, net of forfeitures	160				—
Stock-based compensation		13,849			13,849
Cash & restricted stock dividends, $1.15 per share			(19,284)		(19,284)
Foreign currency translation adjustment, net of ($239) tax effect				(463)	(463)
Balance, December 31, 2015	16,600	$134,026	$483,759	$(588)	$617,197
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31,

(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$65,197	$46,357	$54,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,706	68,257	61,750
Game technology and rights amortization	9,678	—	—
Impairment and acquisition charges	34,696	7,073	—
Gain on sale of equity investments	(5,817)	—	—
Dividend from investment in unconsolidated affiliates	15,250	—	—
Equity in (income) losses of unconsolidated investments	(11,180)	(6,328)	4,142
Stock-based compensation	13,849	11,931	21,482
Deferred tax (benefit) provision	(3,444)	14,839	5,284
Loss (gain) on sale of business and asset dispositions	281	(382)	(366)
Other	4,659	619	689
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Other current assets	(15,295)	(3,255)	1,372
Game technology and rights	(19,800)	—	—
Income taxes	28,488	206	(11,023)
Deferred revenue	38,333	639	6,029
Other assets and liabilities	(75)	1,663	656
Net cash provided by operating activities	264,526	141,619	144,915
Cash flows from investing activities:
Additions to property and equipment	(43,510)	(54,486)	(48,771)
Acquisition of businesses, net of cash acquired	(959)	(366,045)	(154,872)
Acquisition of gaming licenses	(2,250)	(2,250)	(2,650)
Investment in joint ventures	(460)	(17,906)	(70,500)
Proceeds from sale of equity investment	6,000	—	—
Purchases of minority investments	(24,519)	(602)	(902)
Proceeds from sale of assets	213	981	15
Net cash used in investing activities	(65,485)	(440,308)	(277,680)
Cash flows from financing activities:
Borrowings on bank line of credit	704,178	804,986	740,131
Repayments of bank line of credit	(985,783)	(403,822)	(880,667)
Big Fish Games deferred payment	(28,428)	—	—
Tax refund payments to Big Fish Games equity holders	(17,711)	—	—
Proceeds from note issuance	300,000	—	300,000
Payment of dividends	(17,419)	(15,186)	—
Repurchase of common stock	(147,554)	(76,582)	(10,723)
Common stock issued	1,213	7,475	1,135
Windfall tax provision from stock-based compensation	5,553	7,708	2,981
Loan origination fees and debt issuance costs	(4,626)	(2,101)	(7,508)
Other	(67)	(429)	(5,053)
Net cash (used in) provided by financing activities	(190,644)	322,049	140,296
Net increase in cash and cash equivalents	8,397	23,360	7,531
Effect of exchange rate changes on cash	(1,805)	(132)	—
Cash and cash equivalents, beginning of year	67,936	44,708	37,177
Cash and cash equivalents, end of year	$74,528	$67,936	$44,708
 The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in thousands)	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,864	$17,517	$4,032
State tax credits	—	—	1,298
Income taxes	41,500	16,982	31,324

Schedule of non-cash investing and financing activities:
Issuance of common stock for acquisition of Big Fish Games	—	15,793	—
Earnout liability for acquisition of Big Fish Games	—	324,747	—
Deferred payment for acquisition of Big Fish Games	—	97,073	—
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	27,744	2,991	30,678
Dividends payable	19,110	17,419	15,186
Repurchase of common stock in payment of income taxes on stock-based compensation	3,586	—	—
Property and equipment additions included in accounts payable and accrued expense	1,471	1,269	3,769
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Churchill Downs Incorporated (the "Company", "we", "us", "our") is one of the world's largest producers and distributors of online and mobile casual games. We are also a diversified provider of casino gaming, online account wagering on horse racing, and pari-mutuel horse racing.
The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries consisting of Churchill Downs Racetrack, LLC ("Churchill Downs"); Arlington International Race Course, LLC ("Arlington"); Churchill Downs Louisiana Horseracing Company, LLC ("Fair Grounds Slots" and "Fair Grounds"); Calder Race Course, Inc. and Tropical Park, Inc. ("Calder"); BB Development, LLC ("Oxford"); Magnolia Hill, LLC ("Riverwalk"); SW Gaming, LLC ("Harlow’s"); Video Services, LLC ("VSI"); Churchill Downs Technology Initiatives Company ("CDTIC"), the owner and operator of TwinSpires; Velocity Wagering Limited ("Velocity"); Big Fish Games, Inc. ("Big Fish Games"); Churchill Downs Interactive Gaming ("I-Gaming"); United Tote Company, Inc. ("United Tote") and Bluff Media ("Bluff"). In addition, we include our 50% joint venture in Miami Valley Gaming LLC ("MVG") and our 25% investment in Saratoga Casino Holding, LLC ("SCH"). All intercompany balances and transactions have been eliminated in consolidation.
The Consolidated Statements of Comprehensive Income include net revenue and operating expense associated with our Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate operating segments which are defined as follows:
Racing: primarily commissions earned on wagering at our racetracks, off-track betting facilities ("OTBs"), simulcast fees earned from other wagering sites, and the operations include ancillary admissions, sponsorships and licensing rights, food and beverage services and alternative uses of our pari-mutuel facilities.
Casinos: slot machines, table games, video poker ancillary food and beverage services and hotel and other miscellaneous operations. In addition, we include our 50% joint venture in MVG and our 25% equity investment in SCH.
TwinSpires: Advance Deposit Wagering ("ADW") business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events; high dollar wagering by international customers; and horseracing statistical data generated by our information business that provides data information and processing services to the equine industry.
Big Fish Games: social casino, casual and mid-core free to play, and premium paid games for PC, Mac, and mobile devices.
Other Investments: pari-mutuel wagering systems for racetracks and an Internet real-money gaming operation.
Corporate: other revenue and general and administrative expense not allocated to our other operating segments.
Reclassifications
We have reclassified certain items in the Consolidated Financial Statements for prior years to be comparable with 2015 classifications. In 2015, prior year amounts for severance and employee benefit costs of $2.3 million related to the cessation of Calder pari-mutuel operations have been reclassified from selling, general and administrative expense to Calder exit costs on our Consolidated Statement of Comprehensive Income.
During the year ended December 31, 2013, we completed the sale of 100% of the assets of Fight! Magazine ("Fight"), a division of Bluff which we acquired in February 2012. Net revenue, operating expense and the loss on the sale of Fight for the year ended December 31, 2013 have been reclassified to discontinued operations on our Consolidated Statements of Comprehensive Income.
There was no impact from these reclassifications on net income or cash flows.
Summary of Significant Accounting Policies
Basis of presentation and use of estimates
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates. Our most critical estimates relate to revenue recognition, goodwill and other intangible assets, property and equipment, and income taxes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Revenue Recognition
Racing and TwinSpires Revenue Recognition
Our Racing and TwinSpires revenue and income are influenced by our racing calendar. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
Pari-mutuel revenue is recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Other operating revenue from admissions, programs and concession are recognized once delivery of the product or services has occurred.
Racing and TwinSpires revenue is generated by pari-mutuel wagering on live and simulcast racing content. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account. The gross percentages earned in 2015 approximated 19% of handle for the TwinSpires segment and 11% of handle for the Racing segment.
Deferred revenue includes advance sales related to the Kentucky Oaks and Kentucky Derby races and other advance billings on racing events. Revenue from these advance billings are recognized when the related event occurs. Deferred revenue also includes advance sales of Personal Seat Licenses ("PSLs") and luxury suites. PSLs represent the ownership of a specific seat for the Kentucky Oaks, Kentucky Derby and Breeders’ Cup races at Churchill Downs and have a contractual life of either one, two, three, five or thirty years.
Revenue from PSLs is recognized when the Kentucky Oaks, Kentucky Derby and Breeders’ Cup races occur on a ratable basis over the term of the contract. Luxury suites are sold for specific racing events as well as for a predetermined contractual term. Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.
Casinos Revenue Recognition
Casino revenue represents net casino wins which is the difference between casino wins and losses. Other operating revenue, such as concession revenue, is recognized once delivery of the product or service has occurred.
Big Fish Games
Big Fish Games revenue is primarily derived from the sale of in-app purchases within our free-to-play games and sales of our premium paid games. We offer social casino and casual and mid-core free-to-play games that customers can play at no cost. Customers can purchase virtual currency that can be used to buy virtual items to enhance the game playing experience.  These games are distributed primarily through third party mobile platform providers, including but not limited to, Apple and Google. We receive and utilize reports from these third party mobile platform providers which break down the virtual goods purchased in our casual mid-core and casino free-to-play games for a given time period.
The proceeds from the sale of virtual goods are initially recorded as deferred revenue and recognized as revenue when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For the purpose of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying user to continue to make available the purchased virtual goods within the game over the estimated life of the virtual goods. For casino games, the life of the virtual goods is estimated to be the time period over which virtual goods are consumed, approximating three days. For all other casual games, the average playing period of paying players of approximately four months represents our best estimate of the average life of virtual goods. The proceeds from the sale of virtual goods are recorded as deferred revenue and recognized as revenue over the estimated life of the virtual goods.
Premium game revenue is derived from our PC subscription business, the Big Fish Game Club, and from the sale of individual games on PC, Mac and mobile devices. Subscribers receive a game credit each month with their subscription. The value of the game credit is recognized when a customer redeems the game credit.
We record breakage revenue related to outstanding premium game credits. For credits that are subject to expiration, breakage revenue is recorded when the credits have legally expired. Breakage revenue is recorded for game credits with no legal expiration when we have determined the likelihood of redemption is remote based on historical game credit redemption patterns.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Other Estimates and Judgments
We estimate revenue from digital storefronts, such as Apple and Google, in the current period when reasonable estimates of these amounts can be made. The digital storefronts provide reliable interim preliminary sales reporting data within a reasonable time frame following the end of each month, which, when validated against our internal data, allows us to make reasonable estimates of revenue and therefore to recognize revenue during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. When we receive the final reports, to the extent not received within a reasonable time frame following the end of each month, we record any differences between estimated revenue and actual revenue in the reporting period when we determine the actual amounts. Historically, the revenue on the final revenue report has not differed significantly from the reported revenue for the period.
Principal Agent Considerations
In accordance with Accounting Standards Codification ("ASC"), we evaluate our digital storefront agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games, which we consider in determining if revenue should be reported gross or net. We primarily use digital storefronts for distributing our casino and casual free-to-play games. Key indicators that we evaluate in order to reach this determination include:

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
Based on the evaluation of the above indicators, we have determined that we are generally acting as a principal and are the primary obligor to end-users for games distributed through digital storefronts; and therefore, we recognize revenue related to these arrangements on a gross basis.
Goodwill and Indefinite Intangible Assets
We perform an annual review for impairment of goodwill and indefinite-lived intangible assets as of March 31 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.
Goodwill and intangible assets can or may be required to be tested using a two-step impairment test. We assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step process can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. We completed step one of the two-step test during the first quarter of 2015, and there were no impairments to our goodwill in 2015.
Our slots gaming rights and casinos' trade names are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trade names indefinitely and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Our Big Fish Games trade name is also considered an indefinite-lived intangible asset. These indefinite intangible assets are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the slots gaming rights and trade name intangible assets exceed fair value, an impairment loss is recognized. There were no impairments to our indefinite-lived intangible assets in 2015.
Property and Equipment
We have a significant investment in long-lived property and equipment. Property and equipment are recorded at cost. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

and whether to record a gain or loss on disposition of an asset.
We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.
There are three generally accepted approaches available in developing an opinion of value: 1) the cost approach which is the price a prudent investor would pay to produce or construct a similar new item; 2) the market approach which is typically used for land valuations by analyzing recent sales transactions of similar sites; and 3) the income approach which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by marketing participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.
In 2015, we recorded a $12.7 million impairment charge related to the Calder grandstand in continuing operations.
Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 2 to 10 years for equipment, 2 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.
Income Taxes
We use estimates and judgments for financial reporting to determine our current tax liability and deferred taxes. In accordance with the liability method of accounting for income taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.
Adjustments to deferred taxes are determined based upon the changes in differences between the book basis and tax basis of our assets and liabilities and measured by enacted tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expense could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.
When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
Cash and Cash Equivalents
We consider investments with original maturities of three months or less to be cash equivalents. We have, from time to time, cash in the bank in excess of federally insured limits. Checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the Consolidated Balance Sheets.
Restricted Cash and Account Wagering Deposit Liabilities
Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering. Account wagering deposit liabilities consist of deposits received from TwinSpires.com and Velocity customers to be used to fund wagering through the TwinSpires players' accounts.
Foreign Currency Transactions
The functional currency of our international subsidiaries is the U.S. dollar, with the exception of the Big Fish Games Luxembourg subsidiary, whose functional currency is the Euro. For subsidiaries with a functional currency of the U.S. dollar, foreign currency

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Foreign currency denominated revenue and expense are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income and expense. For the Luxembourg subsidiary, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of a reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is recorded as foreign currency translation adjustment and included in accumulated other comprehensive income in shareholders' equity.
Allowance for Doubtful Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectability. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collection efforts have ceased.
Game Technology and Rights
Game technology and rights are purchased from third-party developers of casual and mid-core free-to-play and premium paid games. Such rights may be purchased before or after the production or launch of the related games. Where technology and rights are purchased prior to a games' launch, we generally pay amounts to these developers as they reach agreed-upon milestones. Once the game is launched, we amortize our game technology and rights related to premium paid games on an accelerated basis, corresponding to historical sales patterns, over the estimated useful life of the premium paid game, which is generally one year. Game technology and rights related to casual and mid-core free-to-play games are amortized on a straight-line basis over the estimated useful life of eighteen months. The carrying amounts of game technology and rights are assessed for potential impairment at the game-specific level when facts and circumstances indicate that the carrying amount may not be recoverable.
Internal Use Software and Research & Development
We capitalize internal use software in accordance with accounting guidance governing computer software developed or obtained for internal use primarily related to TwinSpires and I-Gaming of approximately $8.9 million in 2015, $7.4 million in 2014 and $7.4 million in 2013. The estimated useful life of capitalized software is generally three years, once a project has commenced. We incurred amortization expense of approximately $7.0 million in 2015, $6.0 million in 2014 and $5.1 million in 2013 for projects which had been placed in service. Capitalized internal use software is included in property and equipment, net.
Research & development expenditures are expensed as incurred. In 2015, $39.4 million was expensed.
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
Fair Value of Assets and Liabilities
We adhere to a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following three categories: Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities; Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3: Unobservable inputs for the asset or liability. We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
Investments in and Advances to Unconsolidated Affiliates
We have investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' income and losses, amortization of certain basis differences as well as capital contributions to and distributions from these companies. Distributions in excess of equity method income are recognized as a return of investment and recorded as investing cash inflows in the consolidated statements of cash flows. We classify income and losses as well as gains and impairments related to our investments in unconsolidated affiliates as a component of other income (expense).
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determine whether the impairment is "other-than-temporary" based on an assessment of all relevant factors, including consideration

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

of our intent and ability to retain our investment until the recovery of the unrealized loss. We estimate fair value using a discounted cash flow analysis based on estimated future results of the investee.
Debt Issuance Costs and Loan Origination Fees
We incurred debt issuance costs and loan origination fees associated with our long-term debt and notes payable, which are being amortized as interest expense over the remaining term of the credit facility. These amounts are presented as a direct deduction from the carrying amount of the associated liability.
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states in which wagering occurs. Individual states and local jurisdictions set tax rates which range from 1.5% to 46% of net casino revenue and from 0.5% to 10.0% of the total pari-mutuel handle wagered by patrons.
Purse Expense
We recognize purse expense based on the statutorily determined percentage of revenue that is required to be paid out in the form of purses to the qualifying finishers of horseraces run at our racetracks in the period in which wagering occurs. We incur a liability for all unpaid purses to be paid out. We may pay out purses in excess of statutorily required amounts resulting in purse overpayments, which are expensed as incurred. Recoveries of purse overpayments are recognized in the period they are realized.
Self-insurance Accruals
We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage, and we purchase insurance for claims that exceed our self-insurance retention or deductible levels. We record self-insurance reserves that include accruals of estimated settlements for known claims ("Case Reserves"), as well as accruals of third-party actuarial estimates for claims incurred but not yet reported ("IBNR"). Case Reserves represent estimated liabilities for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including allocated loss adjustment expense, which generally include claims settlement costs such as legal fees. IBNR includes the provision for unreported claims, changes in case reserves and future payments on reopened claims.
Key variables and assumptions include, but are not limited to, loss development factors and trend factors such as changes in workers' compensation laws, medical care costs and wages. These loss development factors and trend factors are developed using our actual historical losses. It is possible that reasonable alternative selections would produce materially different reserve estimates. We believe the estimates of future liability are reasonable based upon this methodology; however, changes in key variables and assumptions, or generally in health care costs, accident frequency and severity could materially affect the estimate for these reserves.
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $130.7 million in 2015, $28.8 million in 2014 and $23.7 million in 2013.
Stock-Based Compensation
All stock-based payments to employees, including grants of employee stock options and restricted stock, are recognized as compensation expense over the service period based on the fair value on the date of grant.
Computation of Net Income per Common Share
Net income per common share is presented for both basic earnings per common share ("Basic EPS") and diluted earnings per common share ("Diluted EPS"). Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS using the two-class method. We have determined that employee restricted stock grants, including awards granted under our long-term incentive plans, are participating securities. Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and stock options held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods in which we report a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of Diluted EPS. For periods in which we report net income, potential common shares with exercise prices in excess of our average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of Diluted EPS.
Recent Accounting Pronouncements
In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Taxes, which simplifies the presentation of deferred tax assets and liabilities by requiring the deferred tax assets and liabilities be presented as non-current on the balance sheet. We early adopted this guidance, prospectively, as of January 1, 2015.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which requires companies to recognize adjustments to provisional amounts associated with an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, adjustments were required to be retrospectively presented in the balance sheet at the acquisition date. We adopted the new standard as of September 30, 2015, and it did not have a material impact on our business.
In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which confirms that an entity should continue to present fees related to line-of-credit arrangements as an asset, and amortized over the term of the line-of-credit arrangement. In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs which established that debt issuance costs related to term loans and long-term debt issuances should be presented as a direct deduction from the carrying amount of the associated debt liability. We early adopted both of these pronouncements on a retrospective basis as of December 31, 2015 and reclassified $6.3 million of such costs from other non-current assets to long-term debt and notes payable, net, as of December 31, 2014.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative- effect adjustment as of the date of adoption. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
NOTE 2—ACQUISITIONS AND NEW VENTURES
California Internet Gaming
During May 2015, our Internet real-money gaming operation, I-Gaming, entered into an agreement with a licensed card room operator to provide Internet-based interactive gaming services within California, should enabling legislation be enacted in California which would permit such activities. The term of the agreement commences after enabling legislation and upon the acceptance of the first customer wager and will then continue for a ten-year period. Under the agreement, I-Gaming and the licensed operator will jointly provide a platform for operations, obtain and maintain required licenses and regulatory approvals, and operate Internet-based interactive gaming services that will be marketed to California residents and may include poker and other real-money gaming activities. At this time, it is difficult to assess whether this legislation will be enacted into law, and the effect it would have on our business.
Big Fish Games
On December 16, 2014, we completed the acquisition of Big Fish Games, a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices. Big Fish Games is headquartered in Seattle, Washington, and has locations in Oakland, California and Luxembourg with approximately 604 employees. We acquired Big Fish Games to leverage its casino and casual game experience, assembled workforce and to position ourselves in the mobile and online game industry. We financed the acquisition with borrowings under our Amended and Restated Credit Agreement (the "Senior Secured Credit Facility") and the addition of a $200 million Term Loan Facility ("Term Loan") to the existing Senior Secured Credit Facility.
The purchase price consideration was $838.3 million, composed of $401.7 million in cash, a deferred payment to the founder of Big Fish Games of $85.3 million, payable over three years and recorded at fair value of $78.0 million as of the acquisition date, an estimated payable to the Big Fish Games equity holders related to an income tax refund of $18.1 million and $15.8 million payable in 157,115 shares of our common stock. In addition, we are required to pay additional variable cash consideration based upon the achievement of certain performance milestones of Big Fish Games through December 31, 2015, limited to a maximum

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

of $350 million based on achievement of certain non-GAAP earnings targets before interest and tax. In 2015, Big Fish Games achieved its earnout milestones, and we are committed to paying $281.6 million in 2016 and $68.4 million in 2017.
The estimated fair value of the earnout liability at the acquisition date was $324.7 million. We estimated the fair value of the deferred payment and the earnout liability using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate based on our cost of debt. The cost of debt as of the closing date was based on the observed market yields of our Senior Unsecured Notes issued in December of 2013 and was adjusted for the difference in seniority and term of the deferred payment and the earnout liability. Refer to Note 16—Fair Value of Assets and Liabilities for further discussion of the fair value measurement of the deferred payment and the earnout liability.
Goodwill of $540.3 million arising from the acquisition consisted largely of projected future revenue and profit growth, including benefits from Big Fish Games’ expertise in the mobile and online games industry, particularly social casinos. All of the goodwill was assigned to Big Fish Games, which remains a stand-alone business for purposes of segment reporting. None of the goodwill recognized will be deducted for tax purposes.
The acquisition of Big Fish Games is included in Acquisition of businesses, net of cash acquired in the investing section of the Consolidated Statements of Cash Flows in the amount of $366.0 million, net of cash acquired of $34.7 million. Included in non-cash investing activities is common stock issued in connection with the acquisition of $15.8 million, earnout liability of $324.7 million, and deferred payments of $97.1 million.
Acquisition-related costs in the amount of $6.4 million were charged directly to operations and were included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income. Acquisition-related costs included legal, advisory, valuation, accounting and other fees incurred to effect the business combination.
During 2015, we obtained additional information to assist us in determining the values of the liabilities assumed at the acquisition date and changes which occurred during the measurement period. A measurement period adjustment was recorded related to estimated payroll taxes associated with the earnout liability. We retroactively adjusted the December 31, 2014 Condensed Consolidated Balance Sheet and increased deferred tax assets by $0.8 million, increased goodwill by $1.4 million and increased accrued expense by $2.2 million. We completed our valuation during the fourth quarter of 2015. During 2015, we made payments of $18.7 million to Big Fish Games former equity holders for the receipt of federal and state income tax refunds and working capital adjustments related to the acquisition and we made a scheduled deferred founder payment of $28.4 million.
The following table summarizes the final fair value of the assets acquired and liabilities assumed, net of cash acquired of $34.7 million, at the date of acquisition.

(in thousands)	Total
Accounts receivable	$19,361
Income taxes receivable	18,107
Prepaid expense	9,727
Deferred income taxes	1,682
Other assets	1,780
Property and equipment	14,632
Goodwill	540,306
Other intangible assets	362,863
Total assets acquired	968,458
Accounts payable	9,064
Accrued expense	19,217
Income taxes payable	210
Deferred revenue	37,250
Deferred income taxes	96,238
Other liabilities	2,821
Total liabilities acquired	164,800
Purchase price, net of cash acquired	$803,658
The final fair value of other intangible assets consists of the following:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in thousands)	Fair Value Recognized	Weighted-Average Useful Life
Tradename	$200,000	N/A
Customer relationships	32,663	3.0 years
Developed Technology	87,000	4.0 years
In-Process Research & Development	12,700	5.0 years
Strategic Developer Relationships	30,500	6.0 years
Total intangible assets	$362,863
We engaged a third-party valuation firm to assist in our analysis of the fair value of tangible and intangible assets acquired. All estimates, key assumptions and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation firm, the fair value analysis and related valuation represents the conclusions of management and not the conclusions of any third party.
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
The tradename was valued using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. A royalty rate of 5.0% was used based on a review of third-party licensing agreements given Big Fish Games’ brand recognition and competitive position in the market. The tradename was assigned an indefinite life based on our intention to keep the Big Fish Games name for an indefinite period of time.
In valuing the customer relationships, the replacement cost method of the cost approach was used. The value was determined based on the number of paying customers and average cost per customer. Developed technology was valued using the relief-from-royalty method of the income approach based upon revenue derived from games within the premium paid, casino and casual free-to-play categories. Big Fish Games pays royalties of 10.0% and 25.0% to its developers and these rates were used in the valuation.
As of the valuation date, Big Fish Games had a portfolio of free-to-play games expected to launch in 2015 and one game expected to launch in 2016. We estimated that the majority of the revenue associated with games launched in 2015 would be 5 years and the game launched in 2016 would be 6 years. The fair value was calculated using the relief-from-royalty method of the income approach and a royalty rate of 10.0% was used in the valuation.
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
As of the valuation date, the fair value of Big Fish Games’ deferred revenue was $37.3 million, which reflects the costs including network and delivery, royalties, third party platform fees, game operations and corporate expense, plus a market participant margin.
During the period from December 16, 2014 through December 31, 2014, Big Fish Games contributed revenue of $13.9 million and loss from continuing operations before provision for income taxes of $2.9 million.
Pro Forma Information (unaudited)
The following table illustrates the effect on net revenue and earnings from continuing operations as if we had acquired Big Fish Games as of the beginning of 2013. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of Big Fish Games been consummated at the beginning of 2014 and 2013. In 2013, earnings from continuing operations included $23.1 million of nonrecurring acquisition costs for us and Big Fish Games.

(in thousands)	Year ended December 31,
	2014	2013
Net revenue	$1,126,592	$1,085,518
Earnings from continuing operations	$64,145	$11,182

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Saratoga Harness Racing Inc. ("SHRI") Joint Venture
In 2014, we entered into a 50% joint venture with SHRI which unsuccessfully bid on the development of a destination casino and resort in the Capital Region of New York. Our remaining investment of $0.8 million, included in other assets on our Consolidated Balance Sheets, reflects our share of land owned by the venture.
In 2014, we incurred $1.0 million in equity losses in our Other Investments segment associated with the license application process and funded $3.3 million to the joint venture. As a result of the bid decision, we recorded an impairment loss of $1.6 million to reduce our investment in the joint venture to its fair value.
NOTE 3—DISCONTINUED OPERATIONS
Sale of Fight! Magazine
On December 16, 2013, we completed the sale of 100% of the assets of Fight! Magazine ("Fight"). Fight is a division of Bluff which was acquired by us in February 2012. Net revenue, operating expense and the loss on sale of Fight for the year ended December 31, 2013, have been reclassified to discontinued operations, net of income taxes, in the Consolidated Statements of Comprehensive Income. Set forth below is a summary of the results of operations of discontinued businesses:

(in thousands)	2013
Net revenue	$632
Operating expense	857
Selling, general and administrative expense	—
Operating (loss) gain	(225)
Other income (expense)	145
(Loss) earnings from operations before income taxes	(80)
Income tax benefit (provision)	30
(Loss) gain from operations	(50)
Loss on sale of assets, net of income taxes	(83)
Net (loss) gain	$(133)
NOTE 4—ACCOUNTS RECEIVABLE
Accounts receivable is comprised of the following:

(in thousands)	2015	2014
Trade receivables	$33,016	$33,340
Derby-related receivables	17,638	24,522
Simulcast and ADW receivables	14,753	17,282
Other receivables	6,069	4,992
	71,476	80,136
Allowance for doubtful accounts	(3,761)	(4,246)
Total	$67,715	$75,890
Big Fish Games' accounts receivable was $25.7 million in 2015 and $28.9 million in 2014. These amounts were included within trade receivables and primarily represent amounts due from mobile, retail and publishing partners.
We recognized $0.9 million in 2015, $0.7 million in 2014 and $0.5 million in 2013 of bad debt expense in our TwinSpires segment associated with customer wagering on TwinSpires.com; and in 2013, we recognized $2.5 million of bad debt expense associated with the write-off of a receivable related to an Internet gaming license.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

(in thousands)	2015	2014
Grandstands and buildings	$412,394	$439,625
Equipment	252,110	237,867
Tracks and other improvements	142,774	142,975
Land	118,694	118,658
Furniture and fixtures	52,154	49,765
Construction in progress	22,780	15,427
Artwork	2,066	2,050
	1,002,972	1,006,367
Accumulated depreciation	(429,800)	(411,052)
Total	$573,172	$595,315
Depreciation expense was $53.6 million in 2015, $55.0 million in 2014 and $49.6 million in 2013 and is classified in operating expense in the Consolidated Statements of Comprehensive Income.
In 2014, we recognized accelerated depreciation expense of $2.4 million, primarily related to Calder's barns which are not expected to be utilized subsequent to December 31, 2014.
On November 4, 2014, we ceased operations of Luckity and recorded an impairment charge of $3.2 million in our TwinSpires segment for property and equipment specifically associated with Luckity.
NOTE 6 — CALDER EXIT COSTS
On July 1, 2014, we finalized an agreement with The Stronach Group ("TSG") that expires on December 31, 2020 under which we permit TSG to operate and manage Calder's racetrack and certain other racing and training facilities and to provide live horseracing under Calder’s racing permits. During the term of the agreement, TSG pays Calder a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
During 2015, we continued our assessment of potential alternative uses of the Calder property that is not associated with the TSG lease agreement. Based on our analysis, we razed the barns that were not associated with the TSG agreement and commenced the demolition of the grandstand and certain ancillary facilities. In 2015, we recognized Calder exit costs of $13.9 million consisting of a non-cash impairment charge of $12.7 million to reduce the net book value of the grandstand assets to zero and $1.2 million for demolition costs related to the removal of the grandstand and the barns and to prepare the stable area for alternate future uses. We expect to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures. We reclassified $2.3 million of severance and other benefit costs which were previously reported in selling, general and administrative expense in 2014 into Calder exits costs in the Consolidated Statements of Comprehensive Income.
NOTE 7—INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Miami Valley Gaming Joint Venture
During March 2012, we entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. ("DNC") to develop a new harness racetrack and video lottery terminal ("VLT") gaming facility in Lebanon, Ohio. Through the joint venture agreement, we formed a new company with DNC, MVG, to manage both our and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. ("MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. There is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after gaming operations commence.
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and an 186,000-square-foot gaming facility with approximately 1,590 VLTs.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Since both DNC and ourselves have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method. Summarized financial information for MVG is comprised of the following:

	December 31,
(in thousands)	2015	2014
Assets
Current assets	$24,502	$24,096
Property and equipment, net	119,675	130,868
Other assets, net	106,660	105,906
Total assets	$250,837	$260,870

Liabilities and Members' Equity
Current liabilities	$21,620	$16,783
Current portion of long-term debt	8,333	8,332
Long-term debt, excluding current portion	20,520	26,584
Other liabilities	75	75
Members' equity	200,289	209,096
Total liabilities and members' equity	$250,837	$260,870

	Years Ended December 31,
(in thousands)	2015	2014	2013
Casino revenue	$130,327	$126,374	$6,144
Non-casino revenue	6,568	6,257	5,479
Net revenue	136,895	132,631	11,623
Operating and SG&A expense	98,688	97,648	10,926
Depreciation & amortization expense	12,816	12,299	935
Pre-opening expense	—	54	7,240
Operating income (loss)	25,391	22,630	(7,478)
Interest and other expense, net	(4,197)	(4,829)	(397)
Net income (loss)	$21,194	$17,801	$(7,875)
The joint venture's long-term debt consists of a $50 million secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through August 2019 at a 5.0% interest rate for which it has funded $16.7 million in principal repayments. In 2015, we received distributions from MVG totaling $15.0 million.
Our 50% share of MVG's results has been included in the Consolidated Statements of Comprehensive Income:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Equity in income (losses) of unconsolidated investments	$10,597	$8,900	$(3,718)
SHRI Equity Investment
On October 2, 2015, we completed the acquisition of a 25% equity investment in SCH which owns Saratoga Casino and Raceway ("Saratoga") in Saratoga Springs, New York, for $24.5 million from SHRI. Saratoga has a casino facility with approximately 1,700 VLTs, a 1/2-mile harness racetrack with a racing simulcast center, and three dining facilities. Saratoga has a 50%interest in a joint venture with DNC to manage the Gideon Putnam Hotel and Resort. We signed a five-year management agreement with SCH to manage Saratoga for which we receive management fee revenue. Saratoga expects to complete a $40.0 million expansion including a 117-room hotel, expanding dining facilities and a 3,000 square-foot multi-functional event space in 2016.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

In addition, SHRI agreed to transfer its controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado to SCH upon approval from the Colorado Division of Gaming. When the approval is received and the transfer is completed, we expect to pay the remainder of the purchase price of approximately $6.4 million to SHRI for our pro-rata ownership of the Colorado operations, and we expect to sign a five-year management agreement with SCH to manage Saratoga Casino Black Hawk for which we expect to receive management fee revenue.
Our investment in SCH recorded under the equity method included our share of the basis difference between the fair value of property and equipment and definite-lived intangible assets of $3.7 million and $2.7 million, respectively. These basis differences will be charged to expense over the remaining estimated useful lives of the property and equipment and intangible assets and are recorded as a component of equity in income (loss) of unconsolidated investments. Basis differences related to non-depreciable assets, such as land and indefinite lived-intangible assets, are not being amortized. In 2015, we received distributions from SCH of $0.3 million.
NOTE 8—GOODWILL
Goodwill is comprised of the following:

(in thousands)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Total
Balance as of December 31, 2013	$51,659	$117,659	$127,364	$—	$3,934	$300,616
Additions	—	—	—	540,331	—	540,331
Balance as of December 31, 2014	51,659	117,659	127,364	540,331	3,934	840,947
Adjustments	—	—	802	(25)	—	777
Balance as of December 31, 2015	$51,659	$117,659	$128,166	$540,306	$3,934	$841,724
We performed our annual goodwill impairment analysis for 2015 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This analysis included an assessment of quantitative factors to determine whether it is more likely than not that the fair values of the reporting units are less than the carrying amounts. We assessed our goodwill by performing step one fair value calculations on a quantitative basis for each of our reporting units. We concluded that the fair values of our reporting units exceeded the carrying values and therefore step two of the assessment was not required. We concluded that goodwill had not been impaired based on the annual goodwill impairment analysis for 2015 and 2014.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 9—OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of the following:

	December 31, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Developed technology	$87,000	$(23,264)	$63,736	$87,000	$(931)	$86,069
Customer relationships	75,133	(47,149)	27,984	89,203	(39,399)	49,804
Strategic development	30,500	(6,585)	23,915	30,500	(263)	30,237
In-process research & development	12,700	(2,622)	10,078	12,700	(105)	12,595
Favorable contracts	11,000	(5,554)	5,446	11,000	(4,907)	6,093
Other	3,699	(356)	3,343	3,719	(326)	3,393
Slots gaming license	2,250	(1,125)	1,125	2,250	(1,125)	1,125
Table games license	2,493	(310)	2,183	2,493	(180)	2,313
	$224,775	$(86,965)	$137,810	$238,865	$(47,236)	$191,629
Indefinite-lived intangible assets:
Trademarks			225,729			225,729
Slots gaming rights			128,890			128,890
Illinois Horseracing Equity Trust			3,307			3,307
Other			417			417
Total			$496,153			$549,972
Amortization expense for definite-lived intangible assets was approximately $56.1 million in 2015, $13.3 million in 2014 and $12.2 million in 2013 and is classified in operating expense. We submitted payments of $2.3 million for 2015 and 2014 for annual license fees for Calder Casino. Payments are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of state gaming licenses in Maine, Mississippi and Florida, rights to participate in the Horse Racing Equity Fund and trademarks.
In 2015, we reduced our customer relationships intangible asset and accumulated amortization for TwinSpires by $14.0 million as this amount was fully amortized.
In 2014, we established definite-lived intangible assets of $162.9 million and indefinite-lived intangible assets of $200.0 million related to the Big Fish Games acquisition.
We performed our annual indefinite-lived intangible asset impairment analysis for 2015 in accordance with ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This analysis included an assessment of quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. We assessed our indefinite-lived intangible assets by performing fair value calculations for each of our indefinite-lived intangible assets. We concluded that the fair values of our indefinite-lived intangible assets exceeded the carrying values. Based on the annual indefinite-lived intangible asset impairment analysis for 2015 and 2014, we concluded that indefinite-lived intangible assets had not been impaired.
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Year Ended December 31,	Estimated Amortization Expense
2016	$50,687
2017	$36,760
2018	$18,716
2019	$16,638
2020	$4,586
Future estimated amortization expense does not include additional payments of $2.3 million in 2016 and in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or paid.
NOTE 10—INCOME TAXES
Components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Current provision:
Federal	$46,138	$13,236	$22,727
State and local	3,822	2,008	2,462
Foreign	376	78	—
	50,336	15,322	25,189
Deferred:
Federal	(1,797)	19,672	5,788
State and local	9	81	(504)
Foreign	(1,656)	(4,914)	—
	(3,444)	14,839	5,284
	$46,892	$30,161	$30,473
Income from continuing operations before provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Domestic	$114,380	$76,023	$84,742
Foreign	(2,291)	495	764
	$112,089	$76,518	$85,506
Our income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2015	2014	2013
Federal statutory tax on earnings before income taxes	$39,231	$26,782	$29,928
State income taxes, net of federal income tax benefit	1,772	1,388	1,514
Non-deductible expense	2,629	999	723
Non-deductible acquisition-related charges	6,567	1,339	—
Accruals and settlements related to tax audits	181	529	(395)
Change in effective state tax rates	93	(401)	(383)
Manufacturing deduction	(1,960)	—	—
Tax credits and incentives	(999)	(1,209)	(663)
Other	(622)	734	(251)
	$46,892	$30,161	$30,473
During 2003, we entered into a Tax Increment Financing ("TIF") Agreement with the Commonwealth of Kentucky. Pursuant to this agreement, we are entitled to receive reimbursement for 80% of the increase in Kentucky income and sales tax resulting from our 2005 renovation of the Churchill Downs facility. We recognized reductions in operating expense of $0.6 million in 2015, $0.6 million in 2014 and $0.8 million in 2013. We recognized reductions to our income tax expense, net of federal taxes, of $0.6 million in 2015, less than $0.1 million in 2014 and $0.3 million in 2013. As of December 31, 2015, we have received $6.4 million of combined benefits and established a sales tax receivable of $1.2 million and an income tax receivable of $0.7 million related to the reimbursement.
Components of our deferred tax assets and liabilities are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Deferred compensation plans	$34,080	$31,520
Deferred income	14,336	752
Allowance for uncollectible receivables	1,251	1,323
Deferred liabilities	1,869	4,625
Net operating losses and credit carryforward	11,680	32,573
Deferred tax assets	63,216	70,793
Valuation allowance	(1,052)	(1,274)
Net deferred tax asset	62,164	69,519
Deferred tax liabilities:
Intangible assets in excess of tax basis	142,970	151,210
Property and equipment in excess of tax basis	31,216	37,827
Other	15,861	11,485
Deferred tax liabilities	190,047	200,522
Net deferred tax liability	$(127,883)	$(131,003)
Income taxes are classified in the balance sheet as follows:
Net current deferred tax asset	$—	$18,519
Net non-current deferred tax liability	(127,883)	(149,522)
	$(127,883)	$(131,003)
On December 31, 2015, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes and all deferred taxes were prospectively recorded as non-current liabilities.
As of December 31, 2015, we have federal net operating losses of $7.0 million which were acquired in conjunction with the acquisitions of Youbet.com. The utilization of these losses, which expire between 2019 and 2030, is limited on an annual basis pursuant to IRC § 382. We believe that we will be able to fully utilize all of these losses. In addition, we have $2.4 million of state net operating losses, $1.3 million of which was acquired in conjunction with the acquisitions of Youbet.com and Big Fish

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Games. These losses, which expire between 2016 and 2034, may be subject to annual limitations similar to IRC § 382. We have recorded a valuation allowance of $0.6 million against the state net operating losses due to the fact that it is unlikely that we will generate income in certain states which is necessary to utilize the assets.
The changes in the valuation allowance for deferred tax assets are as follows:

(in thousands)	2015	2014
Balance at beginning of the year	$1,274	$1,213
Charged to costs and expense	(313)	158
Charged to other accounts	91	(83)
Deductions	—	(14)
Balance at end of the year	$1,052	$1,274
The IRS has audited us through 2012. Subsequent years are open to examination. Big Fish Games was recently notified of an IRS audit for the tax year ended December 16, 2014 which is the last tax year prior to our acquisition of Big Fish Games. As a result of the indemnity provided by the acquisition agreement, any cash liability arising from this audit will be the liability of the prior shareholders of Big Fish Games at the time of the acquisition. However, any audit adjustment impacting post-acquisition tax attributes, such as net operating losses or credits would be our liability. We do not expect this issue to have a material adverse impact on our business. State and local tax years open for examination vary by jurisdiction.
As of December 31, 2015, we have approximately $2.5 million of total gross unrecognized tax benefits, excluding interest of less than $0.1 million. Of this amount, $0.9 million was related to tax positions acquired in the Big Fish Games acquisition. If the total gross unrecognized tax benefits were recognized, there would be a $1.9 million effect to the annual effective tax rate and an additional $0.2 million would be reimbursed by the pre-acquisition shareholders of Big Fish Games, in conjunction with a tax indemnity agreement. We anticipate a decrease in our unrecognized tax positions of approximately $0.2 million during the next twelve months primarily due to the expiration of statutes of limitation.
During October 2012, we funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which was recorded in other assets as a receivable at December 31, 2014. We filed our state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute; however the State of Illinois has taken a contrary tax position. We filed a formal protest with the State of Illinois during the fourth quarter of 2012. We won our protest and the state has elected not to appeal the court decision. We received the $2.9 million refund during the third quarter of 2015. The refund did not have an impact on our tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2015	2014	2013
Balance as of January 1	$2,926	$582	$8,565
Additions for tax positions related to the current year	310	573	190
Additions for tax positions of prior years	302	2,097	207
Reductions for tax positions of prior years	(1,018)	(326)	(8,380)
Balance as of December 31	$2,520	$2,926	$582
The decrease in the uncertain tax position during 2015 resulted from the expiration of the statute of limitations on a position that was taken by Big Fish Games prior to our acquisition. The increase in the uncertain tax position during 2014 was primarily related to the acquisition of Big Fish Games. We recognize interest accrued related to unrecognized tax benefits in income tax expense and penalties in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.
NOTE 11—SHAREHOLDERS’ EQUITY
Stock Repurchase Program
On April 23, 2013, our Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. In 2014, we repurchased 691,000 shares for $61.6 million in a privately negotiated transaction. The shares were retired, and the cost of the shares acquired was treated as a deduction from shareholders' equity. We funded this repurchase using available cash and borrowings under our Senior Secured Credit Facility.
On October 28, 2015, our Board of Directors authorized the repurchase of up to $150.0 million of our stock in a stock repurchase program. This amount included and was not in addition to any unspent amounts remaining under the prior authorization which

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

would have expired at the end of 2015. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
On November 19, 2015, we repurchased approximately 945,000 common shares for $138.1 million in a privately negotiated transaction with a related party, The Duchossois Group, our largest shareholder. The aggregate purchase price for the transaction was based on a share price of $146.13 which was the average of the twenty-day trailing closing price for our common stock through November 18, 2015. The shares were retired, and the cost of the shares acquired was treated as a deduction from shareholders' equity. We funded this repurchase using available cash and borrowings under our Senior Secured Credit Facility.
On February 24, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock in a stock repurchase program. The new program replaced the prior $150.0 million plan which was in effect at December 31, 2015 and had unused authorization of $11.9 million. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
Shareholder Rights Plan
On March 13, 2008, our Board of Directors approved a shareholder rights plan which granted each shareholder the right, in certain circumstances, to purchase a fraction of a share of Series A Junior Participating Preferred Stock at the rate of one right for each share of our common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of our common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of our common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) we engage in a merger or other business combination transaction in which we are not the surviving corporation (other than with an entity that acquired the shares pursuant to an offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of us and our shareholders, after receiving advice from one or more investment banking firms (a "Qualifying Offer") ), (ii) we engage in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which we are the surviving corporation and our common stock is changed or exchanged, or (iii) 50% or more of our assets, cash flow or earnings power is sold or transferred, each holder of a right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50)% or more of the outstanding common stock, the Board of Directors may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of preferred stock (or of a share of a class or series of our preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).
NOTE 12—DIRECTOR AND EMPLOYEE BENEFIT PLANS
Directors and Officers Retirement Plan
We provide eligible executives and directors an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through the 2005 Deferred Compensation Plan (the "Deferred Plan"). Our matching contribution on base compensation deferral of executives equals the matching contribution of our profit-sharing plan with certain limits.
Our directors may elect to invest the deferred director fee compensation into our common stock within the Deferred Plan. Investments in our common stock are credited as hypothetical shares of common stock based on the market price of the stock at the time the compensation was earned. Upon the end of the director's service, common stock shares are issued to the director.
Historically, we recognized a liability for the deferred director fee compensation which was invested in hypothetical shares of common stock. In addition, we recognized income or expense within our Corporate operating expense for changes in the fair value of the common stock during each reporting period.
During the fourth quarter of 2015, we determined that changes in the fair value of the hypothetical shares should not have been marked-to-market each reporting period, with a corresponding adjustment to operating expense. As such, we recognized a correcting benefit in operating expense of $2.8 million during the three months ended December 31, 2015, which represented the life-to-date appreciation of hypothetical shares from the inception of the Deferred Plan to September 30, 2015. Of that amount, $1.5 million was appreciation which had been previously recognized as expense during 2015. The remaining $1.3 million was

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

previously recognized as an operating expense during the years from 2006 to 2014. We determined that the error was not material to any of our current or prior annual and/or interim period financial statements.
Other Retirement Plans
We have a profit-sharing plan that covers all employees, other than Big Fish Games employees and others not participating in an associated profit-sharing plan, with three months or more of service. We will match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was approximately $3.4 million in 2015, $2.5 million in 2014 and $2.3 million in 2013.
Big Fish Games has a defined contribution plan that covers all employees and matches employee contributions to the plan at 3% of the employee's annual compensation.
We are a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense was $0.6 million in 2015, $0.7 million in 2014 and $0.6 million in 2013. Our policy is to fund this expense as accrued, and we currently estimate that future contributions to these plans will not increase significantly from prior years.
NOTE 13—TOTAL DEBT
The following table presents our total debt outstanding:

	December 31, 2015
		Unamortized Premium, Debt Issuance Costs and Loan Origination Fees
(in thousands)	Outstanding Principal	Premium	Issuance Costs and Fees	Long-Term Debt, Net
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2018	$—	$—	$—	$—
Term Loan A due 2019	188,750	—	638	188,112
Swing line of credit	—	—	—	—
Total Senior Secured Credit Facility	188,750	—	638	188,112
5.375% Senior Unsecured Notes due 2021	600,000	2,978	9,308	593,670
Total debt	788,750	2,978	9,946	781,782
Current maturities of long-term debt	16,250	—	—	16,250
Total debt, net of current maturities	$772,500	$2,978	$9,946	$765,532

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	December 31, 2014
		Unamortized Premium, Debt Issuance Costs and Loan Origination Fees
	Outstanding Principal	Premium	Issuance Costs and Fees	Long-Term Debt, Net
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2018	$258,000	$—	$—	$258,000
Term Loan A due 2019	200,000	—	787	199,213
Swing line of credit	12,355	—	—	12,355
Total Senior Secured Credit Facility	470,355	—	787	469,568
5.375% Senior Unsecured Notes due 2021	300,000	—	5,464	294,536
Total debt	770,355	—	6,251	764,104
Current maturities of long-term debt	11,250	—	—	11,250
Total debt, net of current maturities	$759,105	$—	$6,251	$752,854
Senior Secured Credit Facility
On February 17, 2016, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the "New Agreement") which amends certain provisions of the credit agreement including extending the maturity of both the Senior Secured Credit Facility and the Term Loan (collectively the "Facilities") through February 2021, coterminous with one another. Refer to Note 23 Subsequent Event of the Notes to Consolidated Financial Statements for information regarding the execution of the New Agreement.
On December 1, 2014, we executed the Fourth Amended and Restated Credit Agreement (the "Senior Secured Credit Facility") whereby we added a $200 million Term Loan Facility ("Term Loan") to the existing Senior Secured Credit Facility and amended certain definitions and provisions of the credit agreement including Consolidated Funded Indebtedness, EBITDA and calculation of the Total Leverage Ratio. We incurred loan origination fees of $0.9 million in connection with this amendment, which were incurred and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility.
At December 31, 2015, the Senior Secured Credit Facility was set to mature on May 17, 2018. The Term Loan was set to mature on December 1, 2019; however, in the event the Senior Secured Credit Facility had not, prior to May 17, 2018, been extended to a maturity date of December 1, 2019, the Term Loan was set to mature on May 17, 2018. Following the execution of the New Agreement, the new maturity date for both Facilities is February 17, 2021.
Regarding the Term Loan, we were required to make quarterly principal payments that commenced on March 31, 2015, per the amortization schedule laid out in the Fourth Amended and Restated Credit Agreement. Upon the execution of the New Agreement, the amortization schedule was modified based on $188.8 million outstanding Term Loan balance. Payments are set to occur on the last day of each quarter through the new maturity date with annual paydown requirements of 5%, 7.5%, 10%, 12.5%, 15% and a bullet payment due at maturity.  The new amortization schedule calls for quarterly principal payments of $2.4 million to commence on March 31, 2016 and increase in increments of $1.2 million on March 31 of each year to reach final year quarterly payment amounts of $7.1 million.  If no additional payments are made, the balance due at termination will be $94.4 million.
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on our leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 1.73% at December 31, 2015 and 2.19% at December 31, 2014.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of December 31, 2015, we were in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of our assets continue to be pledged as collateral under the Senior Secured Credit Facility.
On December 31, 2015, we had $492.1 million of borrowing capacity under the Senior Secured Credit Facility.
5.375% Senior Unsecured Notes
On December 16, 2013, we completed an offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Initial Senior Unsecured Notes" or the "Existing Notes"). The Initial Senior Unsecured Notes were issued at par, with interest payable on June 15th and December 15th of each year. We received net proceeds of $295 million, after deducting underwriting fees, and used the net proceeds from the offering to repay a portion of our outstanding borrowings, and accrued and unpaid interest outstanding under our (then) Third Amended and Restated Credit Agreement ("Senior Secured Credit Facility"). In connection with the issuance, we capitalized $6.3 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Initial Senior Unsecured Notes.
On December 16, 2015, we completed an additional offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Tack-on Notes"). The Tack-on Notes were issued under the December 16, 2013 indenture governing the $300 million Existing Notes, and form a part of the same series as the Existing Notes for purposes of the indenture. The Tack-on Notes were issued at 101% with interest payable on June 15th and December 15th of each year. We received net proceeds of $299 million, after deducting underwriting fees, and used the net proceeds from the offering to repay its outstanding revolver borrowings along with accrued and unpaid interest outstanding under its Fourth Amended and Restated Credit Agreement ("Senior Secured Credit Facility). In connection with the issuance, we capitalized $4.7 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Tack-on Notes.
Upon completion of this Tack-on Notes offering, the aggregate principal amount of the outstanding notes under this series is $600 million (collectively the "Senior Unsecured Notes.") The Tack-on Notes were offered with different CUSIP and ISIN numbers from the Existing Notes and as a result thereof, will not trade fungibly until they have been assigned the same CUSIP and ISIN numbers. It is expected that the Tack-on Notes will be exchanged into the unrestricted CUSIP and ISIN numbers currently assigned to the Existing Notes one year from the date of issuance.
Both series of the Senior Unsecured Notes were issued in private offerings that were exempt from registration under the Securities Act of 1933, as amended, and are senior unsecured obligations. The total Senior Unsecured Notes are guaranteed by each of our domestic subsidiaries that guarantee our Senior Secured Credit Facility and will rank equally with our existing and future senior obligations. At any time prior to December 15, 2016, we may redeem all or part of the total Senior Unsecured Notes at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date. On or after December 15, 2016, we may redeem all or part of the Senior Unsecured Notes at a redemption price of 104.0% which gradually reduces to par by 2019.
In accordance with ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, as of December 31, 2015 and 2014, we presented the debt issuance costs and loan origination costs on the balance sheet as a direct deduction from the carrying value of the debt liability.
Future aggregate maturities of total debt are as follows (in thousands):

Year Ended December 31,
2016	$9,437
2017	14,156
2018	18,876
2019	23,594
2020	28,312
Thereafter	694,375
Total	$788,750
NOTE 14—OPERATING LEASES
Future minimum operating lease payments, in non-cancelable leases, are as follows, not including the variable portion of contingent leases:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Year Ended December 31,
(in thousands)
2016	$13,534
2017	11,005
2018	5,412
2019	2,758
2020	1,975
Thereafter	2,485
Total	$37,169
We also lease totalisator equipment, audio/visual equipment and operate certain facilities that are partially contingent on handle revenue, bandwidth usage or race days. Total annual rent expense for contingent lease payments, including totalisator equipment, audio/visual equipment, land and facilities, was approximately $3.5 million in 2015, $3.6 million in 2014 and $3.7 million in 2013. Our total rent expense for all operating leases, including the contingent lease payments, was $25.4 million in 2015, $20.2 million in 2014 and $20.2 million in 2013. During 2015, the increase in total rent expense primarily reflects a full year of Big Fish Games lease expense.
In 2002, as part of financing improvements to the Churchill Downs facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
NOTE 15—STOCK-BASED COMPENSATION PLANS
On December 31, 2015, we have stock-based employee compensation plans as described below. Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, restricted performance units awards, stock option awards, and stock options associated with our employee stock purchase plan was $13.8 million in 2015, $11.9 million in 2014 and $21.5 million in 2013.
Retirement of Executive Chairman of the Board of Directors
Our former Executive Chairman of the Board of Directors and Chief Executive Officer, Robert L. Evans, retired effective September 30, 2015. Mr. Evans continues as our non-executive Chairman of the Board. In conjunction with Mr. Evans' retirement, we amended his previous Change in Control, Severance, and Indemnity Agreement and upon his retirement, we accelerated vesting on 29,218 shares of restricted stock which were previously awarded and recognized compensation expense of $1.3 million in 2015 for the acceleration of the restricted stock awards.
Employee Stock Options
We award stock compensation under the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the "2007 Incentive Plan"). The 2007 Incentive Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. Outstanding stock options under the 2007 Incentive Plan have contractual terms of ten years and generally vest ratably on each anniversary of the grant date over a three year period.
Activity for our stock options outstanding is presented below:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in thousands, except per average exercise price)	Number of Shares Under Option	Weighted Average Exercise Price
Balance as of December 31, 2012	201	$36.30
Granted	—	$—
Exercises	(7)	$42.94
Canceled/forfeited	(1)	$36.12
Balance as of December 31, 2013	193	$36.04
Granted	—	$—
Exercises	(182)	$35.26
Canceled/forfeited	(1)	$49.95
Balance as of December 31, 2014	10	$48.63
Granted	—	$—
Exercises	(1)	$49.95
Canceled/forfeited	—	$—
Balance as of December 31, 2015	9	$48.37
During 2014, Mr. Evans, our non-executive Chairman of the Board of Directors, exercised options for 180,000 shares of our common stock which were granted at $35.19 per share, for common stock prices ranging from $85.00 to $91.33 per share.
On December 31, 2015, all outstanding options were vested and exercisable. The following table summarizes information about stock options outstanding on December 31, 2015:

(in thousands, except contractual life and per share data)	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2015	9	2.3	$48.37	$93.12	$800

(1)	Computed based upon the amount by which the fair market value of our common stock on December 31, 2015 of $141.49 per share exceeded the weighted average exercise price.
The total intrinsic value of stock options exercised was $0.1 million in 2015, $9.6 million in 2014 and $0.3 million in 2013. Cash received from stock option exercises totaled $0.1 million in 2015, $6.4 million in 2014 and $0.3 million in 2013.
On December 31, 2014, there were 10 thousand options exercisable with a weighted average exercise price of $48.63.
Restricted Shares and Restricted Stock Units
The 2007 Incentive Plan permits the award of restricted shares or restricted stock units to directors and key employees, including our officers who are from time to time responsible for the management, growth and protection of our business. Restricted shares granted under the 2007 Incentive Plan generally vest in full three years from the date of grant or upon retirement at or after age 60. The fair value of restricted shares under 2007 Incentive Plan is determined by the product of the number of shares granted and the grant date market price of our common stock, discounted to consider the fact that dividends are not paid on these shares.
2015 Awards
On September 22, 2015, the Board of Directors approved the adoption of the Executive Long-Term Incentive Compensation Plan (the "ELTI Plan"), pursuant to which certain named executive officers ("NEOs") and other key executives ("Grantees") may earn variable equity payouts based upon us achieving certain key performance metrics over a 30-month period ending December 31, 2017, and fixed equity payouts over service periods ending December 31, 2016 and December 31, 2017. The ELTI Plan was adopted pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the "New Company LTIP"), which was previously approved by our shareholders. As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the ELTI Plan and New Company LTIP offer long-term incentive compensation to our NEOs and Grantees as further described in our Schedule14A Proxy Statement filed on March 23, 2015.
During 2015, NEOs and Grantees received 22,142 restricted stock units ("RSU") vesting equally over two service periods ending December 31, 2016 and December 31, 2017, and 27,282 performance share units ("PSU") with vesting contingent on financial performance measures at the end of a 30-month performance period ending December 31, 2017. The performance criteria for the PSUs consists of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA; (ii) cumulative

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

free cash flow; and (iii) our relative total shareholder return ("TSR"). Our TSR will be ranked versus the companies in the Russell 2000 index and will be calculated based on our relative placement against the Russell 2000 index. Measurement against these criteria will be determined against a payout curve which provides a maximum number of performance share units of 250% of the original award. The total compensation cost we will recognize under the PSUs will be based upon the results of the two financial measures.
In 2015, we recognized compensation expense of $0.9 million related to the RSU and PSU awards. On December 31, 2015, unrecognized compensation expense attributable to unvested RSU and PSU awards was $2.5 million and $3.8 million, respectively, and the weighted average period over which we expect to recognize the compensation expense approximates 18 months and 24 months, respectively.
Other Awards
In 2015, NEOs, Grantees and certain other employees received approximately 167,800 restricted shares of our common stock vesting over service periods ranging from seven months to three years. In 2015, we recognized $6.2 million of compensation expense related to these awards. On December 31, 2015, unrecognized compensation expense attributable to unvested service period awards was $9.7 million. The weighted average period over which we expect to recognize the remaining compensation expense under the service period awards approximates 23 months.
In 2013, NEOs and the Grantees received 92,000 restricted shares of our common stock vesting over approximately four years and 324,000 restricted shares of common stock with vesting contingent upon the common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days. In 2013, 2014 and 2015, we achieved the twenty consecutive trading days closing price stock requirement for the entire 324,000 contingently vesting restricted shares.
In 2015, we recognized compensation expense of $1.9 million related to the 2013 New Company LTIP, $1.3 million for the accelerated vesting of restricted stock upon the retirement of our prior chief executive officer and $2.9 million for all other stock-based compensation. There is $0.8 million of unrecognized expense under the service period vesting awards and no remaining unrecognized expense under the market condition awards.
Activity for the ELTI Plan, the 2013 New Company LTIP, the 2007 Incentive Plan and awards made outside of stock-based compensation plans is presented below:

	Market Condition & Performance-Based Awards		Service Period Awards		Total
(in thousands, except grant date values)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	60	$45.90	319	$42.42	379	$42.97
Granted	324	$53.71	287	$67.55	611	$60.21
Vested	(60)	$45.90	(256)	$59.54	(316)	$53.90
Canceled/forfeited	—	$—	(1)	$38.75	(1)	$38.75
Balance as of December 31, 2013	324	$53.71	349	$53.58	673	$53.64
Granted	—	$—	26	$88.58	26	$88.58
Vested	(239)	$53.49	(107)	$54.15	(346)	$53.70
Canceled/forfeited	—	$—	(12)	$60.41	(12)	$60.41
Balance as of December 31, 2014	85	$54.32	256	$56.24	341	$55.77
Granted	27	$154.90	190	$102.09	217	$108.73
Vested	(85)	$48.31	(150)	$64.87	(235)	$58.91
Canceled/forfeited	—	$—	(9)	$93.04	(9)	$93.04
Balance as of December 31, 2015	27	$154.90	287	$80.90	314	$87.31
On December 31, 2015, there was $16.0 million of unrecognized stock-based compensation expense related to nonvested restricted share, RSU and PSU awards that we expect to recognize over a weighted average period of 1.9 years.
On December 31, 2015, NEOs and Grantees held 27,282 restricted shares subject to performance-based vesting criteria (all of which are considered performance based restricted shares), which were issued during the year ended December 31, 2015. The number of these shares that vest is based upon established performance-based performance targets that will be assessed on an ongoing basis.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "ESP Plan"), we are authorized to sell, pursuant to short-term stock options, shares of our common stock to our full-time and qualifying part-time employees at a discount from our common stock’s fair market value. The ESP Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the following July 31.
Each August 1, we offer eligible employees the opportunity to purchase common stock. Employees who elect to participate for each period have a designated percentage of their after-tax compensation withheld and applied to the purchase of shares of common stock on the last day of the period, July 31. The ESP Plan allows withdrawals, terminations and reductions on the amounts being deducted. The purchase price for the common stock is 85% of the lesser of the fair market value of the common stock on (i) the first day of the period, or (ii) the last day of the period. No employee may purchase common stock under the ESP Plan valued at more than $25 thousand for each calendar year.
In 2015, employees purchased approximately fifteen thousand shares of common stock pursuant to options granted on August 1, 2014, and exercised on July 31, 2015. Because the plan year overlaps our fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2015, can only be estimated because the 2015 plan year is not yet complete. Our estimate of options granted in 2015 under the ESP Plan is based on the number of shares sold to employees under the ESP Plan for the 2014 plan year, adjusted to reflect the change in the number of employees participating in the ESP Plan in 2015. We recognized compensation expense related to the ESP Plan of $0.6 million 2015 and $0.4 million in each of 2014 and 2013.
NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

(in thousands)	December 31, 2015
	Level 1	Level 3
Cash equivalents and restricted cash	$30,072	$—
Big Fish Games deferred payments	—	54,720
Big Fish Games earnout liability	—	345,200
Bluff contingent consideration liability	—	2,331
Total	$30,072	$402,251

	December 31, 2014
	Level 1	Level 3
Cash equivalents and restricted cash	$27,464	$—
Big Fish Games deferred payments	—	78,800
Big Fish Games earnout liability	—	327,800
Bluff contingent consideration liability	—	2,331
Total	$27,464	408,931
The following table presents the change in fair value of our Level 3:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Bluff Contingent Consideration	Total
Balance as of December 31, 2014	$78,800	$327,800	$2,331	$408,931
Payments	(28,428)	—	—	(28,428)
Change in fair value	4,348	17,400	—	21,748
Balance as of December 31, 2015	$54,720	$345,200	$2,331	$402,251
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of December 31, 2015 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.8% based on our cost of debt. The cost of debt was based on the observed market yields of our Senior Unsecured Notes, a Level 3 fair value measurement, and was adjusted for the difference in seniority and term of the deferred payments and earnout liability. The increase in fair values of the Big Fish Games deferred payment and earnout liability of $21.7 million in 2015 was recorded as acquisition-related charges in the Consolidated Statements of Comprehensive Income. In December 2015, we made our first deferred founder’s payment totaling $28.4 million. Changes to our cost of debt could lead to a different fair value estimate for the deferred payments and earnout liability. A one-percentage point change in the discount rate would increase or decrease the fair value of the Big Fish Games deferred payment and earnout liability by $2.5 million.
Our accrued liability for a contingent consideration recorded in conjunction with the Bluff acquisition was based on significant inputs not observed in the market and represent a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the Bluff contingent consideration subsequent to the acquisition date will be recognized in our Consolidated Statements of Comprehensive Income.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our $600 million par value Senior Unsecured Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Unsecured Notes was $604.1 million at December 31, 2015 and $299.3 million at December 31, 2014.
The following methods and assumptions were used in estimating our fair value disclosures for financial instruments:
Cash Equivalents—The carrying amount reported in the balance sheet for cash equivalents approximates our fair value due to the short-term maturity of these instruments.
Long-Term Debt: Senior Secured Credit Facility—The carrying amounts of the borrowings under the Senior Secured Credit Facility approximate fair value, based upon current interest rates and represent a Level 2 fair value measurement.
We did not measure any assets at fair value on a non-recurring basis for 2014 and 2015.
NOTE 17—CONTINGENCIES
We are involved in litigation arising in the ordinary course of conducting business. We carry insurance for general liability and workers' compensation claims from our employees, independent contractors, customers and guests. We are self-insured up to an aggregate stop loss for our general liability and workers' compensation coverages.
We review all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in the early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss. To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our consolidated financial condition, results of operations, or cash flows.  Legal fees are expensed as incurred.
If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. In the event that a legal proceeding results in a substantial judgment against, or settlement by us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse impact on our business.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 18—NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

(in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013
Numerator for basic income from continuing operations per common share:
Income from continuing operations	$65,197	$46,357	$55,033
Income from continuing operations allocated to participating securities	(595)	(267)	(873)
Numerator for basic income from continuing operations per common share	$64,602	$46,090	$54,160
Numerator for basic income per common share:
Net income	$65,197	$46,357	$54,900
Net income allocated to participating securities	(595)	(267)	(870)
Numerator for basic net income per common share	$64,602	$46,090	$54,030
Numerator for diluted income from continuing operations per common share:	$65,197	$46,357	$55,033
Numerator for diluted income per common share	$65,197	$46,357	$54,900

Denominator for net income per common share:
Basic	17,225	17,271	17,294
Plus dilutive effect of stock options and restricted stock	121	153	248
Plus dilutive effect of participating securities	230	165	396
Diluted	17,576	17,589	17,938
Income (loss) per common share:
Basic
Income from continuing operations	$3.75	$2.67	$3.13
Discontinued operations	—	—	(0.01)
Net income	$3.75	$2.67	$3.12
Diluted
Income from continuing operations	$3.71	$2.64	$3.07
Discontinued operations	—	—	(0.01)
Net income	$3.71	$2.64	$3.06
NOTE 19—SEGMENT INFORMATION
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate. Eliminations include the elimination of intersegment transactions. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes:

•	Changes in Big Fish Games deferred revenue;

•	50% of the operating income or loss of our joint venture, MVG;

•	25% of the operating income from our Saratoga Casino Holdings LLC ("SCH") equity investment; and

•	Intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income
Adjusted EBITDA excludes:

•	Big Fish Games adjustments which include:

◦	Acquisition-related charges, including the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period; and

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

◦	Transaction expense, including legal, accounting, and other deal-related expense

•	Stock-based compensation expense;

•	Miami Valley Gaming, LLC ("MVG") interest expense, net;

•	Calder exit costs; and

•	Other charges and recoveries.
On January 1, 2014, we reclassified our equity investment in MVG from Other Investments to Casinos, to coincide with the first full period of operations for the venture. MVG's results of operations for the year ended December 31, 2013 have been reclassified to the Casinos segment. As of December 31, 2015, we have identified Corporate as its own operating segment and have retrospectively adjusted segment disclosures for prior periods to reflect this reclassification.
We utilize the Adjusted EBITDA metric because we believe the inclusion or exclusion of certain recurring items is necessary to provide a more accurate measure of our core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with U.S. GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The table below presents net revenue from external customers and intercompany revenue from each of our operating segments:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net revenue from external customers:
Racing:
Churchill Downs	$151,125	$143,191	$132,845
Arlington	54,405	60,312	64,483
Fair Grounds	40,343	38,625	40,677
Calder	2,730	19,325	36,264
Total Racing	248,603	261,453	274,269
Casinos:
Oxford Casino	80,405	76,526	34,350
Riverwalk Casino	49,758	50,139	53,645
Harlow’s Casino	48,978	50,199	52,440
Calder Casino	77,421	77,003	78,951
Fair Grounds Slots	38,408	40,774	42,156
VSI	36,913	33,653	35,634
Saratoga	416	—	—
Total Casinos	332,299	328,294	297,176
TwinSpires	200,168	190,333	184,541
Big Fish Games:
Casino	193,428	7,627	—
Casual free-to-play	125,321	2,098	—
Premium	94,936	4,130	—
Total Big Fish Games	413,685	13,855	—
Other Investments	16,636	17,125	21,899
Corporate	910	1,158	1,143
Net revenue from external customers	$1,212,301	$812,218	$779,028
Intercompany net revenue:
Racing:
Churchill Downs	$7,832	$7,038	$6,686
Arlington	5,063	5,767	3,395
Fair Grounds	1,306	1,089	1,151
Calder	—	707	1,263
Total Racing	14,201	14,601	12,495
TwinSpires	1,032	958	853
Other Investments	3,532	4,130	4,409
Eliminations	(18,765)	(19,689)	(17,757)
Net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of segment Adjusted EBITDA to comprehensive income:
Racing	$71,841	$61,160	$50,275
Casinos	108,516	101,106	80,631
TwinSpires	51,533	45,282	49,122
Big Fish Games	108,018	3,837	—
Other Investments	(37)	(3,857)	809
Corporate	(4,253)	(5,037)	(4,606)
Total segment Adjusted EBITDA	335,618	202,491	176,231
Change in Big Fish Games deferred revenue	(39,554)	(4,497)	—
Big Fish Games adjustments	(21,748)	(10,193)	—
Stock-based compensation expense	(13,849)	(11,931)	(21,482)
MVG interest expense, net	(2,098)	(2,546)	(170)
Calder exit costs	(13,854)	(2,298)	—
Other charges and recoveries, net	5,833	(5,429)	(1,204)
Depreciation and amortization	(109,706)	(68,257)	(61,750)
Interest income (expense), net	(28,553)	(20,822)	(6,119)
Income tax provision	(46,892)	(30,161)	(30,473)
Net income from continuing operations	65,197	46,357	55,033
Discontinued operations, net of income taxes	—	—	(133)
Net income	65,197	46,357	54,900
Foreign currency translation, net of tax	(463)	(125)	—
Comprehensive income	$64,734	$46,232	$54,900
The table below presents information about equity in income (losses) of unconsolidated investments included in our reported segments:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Casinos	$10,929	$8,900	$(3,718)
TwinSpires	—	(68)	(848)
Other Investments	251	(2,504)	424
	$11,180	$6,328	$(4,142)
The table below presents total asset information for each of our operating segments:

	As of December 31,
(in thousands)	2015	2014
Total assets:
Racing	$437,070	$456,034
Casinos	631,280	621,489
TwinSpires	177,624	178,694
Big Fish Games	947,112	996,918
Other Investments	37,033	34,083
Corporate	47,325	69,035
	$2,277,444	$2,356,253

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The table below presents capital expenditures for each of our operating segments:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Capital expenditures, net:
Racing	$12,280	$33,919	$20,184
Casinos	18,784	7,715	13,643
TwinSpires	4,306	5,778	5,908
Big Fish Games	6,431	116	—
Other Investments	809	5,240	8,375
Corporate	900	1,718	661
	$43,510	$54,486	$48,771
NOTE 20 — HRTV EQUITY INVESTMENT DIVESTITURE
As part of the TSG agreement related to the cessation of Calder pari-mutuel operations in 2014, we modified our HRTV, LLC ("HRTV") operating and ownership agreement with TSG resulting in the divestiture of our interest in HRTV effective January 2, 2015. In January 2015, we received $6.0 million in proceeds from the sale of the ownership interest and we recorded a gain of $5.8 million in our Other Investments segment, which has been excluded from Segment Adjusted EBITDA and is included in other charges and recoveries in the reconciliation of Segment Adjusted EBITDA to comprehensive income.
NOTE 21—RELATED PARTY TRANSACTIONS
Directors and employees may from time to time own or have interests in horses racing at our racetracks. All such races are conducted, as applicable, under the regulations of each state’s respective regulatory agency, and no director receives any extra or special benefit with regard to having his or her horses selected to run in races or in connection with the actual running of races. There is no material financial statement impact attributable to directors who may have interests in horses racing at our racetracks.
In the ordinary course of business, we may enter into transactions with certain of our officers and directors for the sale of personal seat licenses and suite accommodations at its racetracks, and tickets for its live racing events. We believe that each such transaction has been on terms no less favorable for us than could have been obtained in a transaction with a third party, and no such person received any extra or special benefit in connection with such transactions.
On November 19, 2015, we repurchased approximately 945,000 common shares for $138.1 million in a privately negotiated transaction with a related party, The Duchossois Group, our largest shareholder. The aggregate purchase price for the transaction was based on a share price of $146.13, which was the average of the twenty-day trailing closing price for our common stock through November 18, 2015. The shares were retired, and the cost of the shares acquired was treated as a deduction from shareholders' equity. We funded this repurchase using available cash and borrowings under our Senior Secured Credit Facility.
NOTE 22— HRE TRUST FUND PROCEEDS
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
On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. In 2013, Arlington received $7.9 million as its share of the proceeds, of which $3.6 million was designated for Arlington purses. The remaining $4.2 million was recognized as miscellaneous other income in our Consolidated Statements of Comprehensive Income in 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.
NOTE 23— SUBSEQUENT EVENTS
On February 17, 2016, we entered into an amendment to the Fourth Amended and Restated Credit Agreement which amends certain provisions of the credit agreement including extending the maturity of both the Senior Secured Credit Facility and the Term Loan (collectively the "Facilities") through February 2021, coterminous with one another. The maximum aggregate commitment

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

for the Senior Secured Credit Facility remains at $500 million and the unamortized Term Loan of $188.75 million was refinanced as part of this amendment and restatement.
On February 24, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock in a stock repurchase program. The new program replaced the prior $150.0 million plan which was in effect at December 31, 2015 and which had unused authorization of $11.9 million. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
NOTE 24— QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in thousands, except per common share data)	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net revenue	$250,910	$409,239	$279,765	$272,387
(Loss) income from operations	(1,558)	55,044	4,203	7,508
Basic net (loss) income per common share	$(0.09)	$3.12	$0.24	$0.44
Diluted net (loss) income per common share	$(0.09)	$3.10	$0.24	$0.43

(in thousands, except per common share data)	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$167,141	$303,472	$173,483	$168,122
(Loss) income from operations	(700)	57,333	3,531	(13,807)
Basic net (loss) income per common share	$(0.04)	$3.23	$0.21	$(0.81)
Diluted net (loss) income per common share	$(0.04)	$3.21	$0.20	$(0.81)

(1)	Refer to Note 12—Director and Employee Benefit Plans for discussion of an out of period adjustment during the fourth quarter of 2015.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2015, the Company changed the manner in which it classifies deferred tax assets and liabilities, debt issuance costs and loan origination fees on the balance sheet.

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
February 24, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures
We have begun the integration of Big Fish Games into our accounting systems and processes which we expect to complete in 2016. As part of the business integration activities, we will further align and streamline the operation of the financial reporting systems and control environment in 2016.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Churchill Downs, Incorporated, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Churchill Downs, Incorporated internal control over financial reporting based upon the framework in the Integrated Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs, Incorporated internal control over financial reporting was effective as of December 31, 2015.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Scott M. Graff
William C. Carstanjen	Marcia A. Dall	Scott M. Graff
Chief Executive Officer	Executive Vice President and	Vice President and Controller
February 24, 2016	Chief Financial Officer	February 24, 2016
February 24, 2016
Our independent auditor, PricewaterhouseCoopers LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting which appears under Item 8, Financial Statements of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our outside directors, audit committee and Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the definitive proxy statement Form 14(a) to be filed with the Securities and Exchange

Commission no later than 120 days after December 31, 2015.
We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and principal financial officers. This Code of Ethics is available on our corporate website, www.churchilldownsincorporated.com, under the "Investors" heading and is also available to shareholders upon request.
Executive Officers of the Registrant

Name	Age as of 12/31/2015	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated

William C. Carstanjen	48	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014; Chief Operating Officer from January 2009 to March 2011.

William E. Mudd	44
President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	52	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Indemnity Company from March 2009 through October 2015.

Paul J. Thelen	48	President, Big Fish Games since the acquisition in December 2014; Founder and CEO, Big Fish Games 2012 through 2014; Chief Strategy Officer at Big Fish Games, 2008 through 2012.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Form 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference to the definitive proxy statement on Form 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships with our outside directors is incorporated by reference to the definitive proxy statement on Form 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required herein is incorporated by reference from the section of our Proxy Statement titled "Independent Public Accountants," pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2015, 2014 and 2013 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	97
		Consolidated Balance Sheets	60
		Consolidated Statements of Comprehensive Income	61
		Consolidated Statements of Shareholders’ Equity	62
		Consolidated Statements of Cash Flows	63
		Notes to Consolidated Financial Statements	65
	(2)	Schedule II—Valuation and Qualifying Accounts	102

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
February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 24, 2016	Chief Operating Officer	Chief Financial Officer
(Principal Executive Officer)	February 24, 2016	February 24, 2016
(Principal Financial and Accounting Officer)

/s/ Robert L. Evans	/s/ Ulysses L. Bridgeman	/s/ Craig J. Duchossois
Robert L. Evans	Ulysses L. Bridgeman	Craig J. Duchossois
February 24, 2016	February 24, 2016	February 24, 2016
(Chairman of the Board)	(Director)	(Director)

/s/ Richard L. Duchossois	/s/ Robert L. Fealy	/s/ Aditi J. Gokhale
Richard L. Duchossois	Robert L. Fealy	Aditi J. Gokhale
February 24, 2016	February 24, 2016	February 24, 2016
(Director)	(Director)	(Director)

/s/ Daniel P. Harrington	/s/ G. Watts Humphrey, Jr.	/s/ James F. McDonald
Daniel P. Harrington	G. Watts Humphrey, Jr.	James F. McDonald
February 24, 2016	February 24, 2016	February 24, 2016
(Director)	(Director)	(Director)

/s/ R. Alex Rankin
R. Alex Rankin
February 24, 2016
(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Acquired Balances	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
2015	$4,246	$—	$1,265	$(1,750)	$3,761
2014	$4,338	$—	$1,710	$(1,802)	$4,246
2013	$1,885	$—	$3,785	$(1,332)	$4,338

	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2015	$1,274	$(222)	$—	$1,052
2014	$1,213	$75	$(14)	$1,274
2013	$1,334	$168	$(289)	$1,213

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Purchase Agreement dated as of September 10, 2010 among Churchill Downs Incorporated, SWG Holdings, LLC and HCRH, LLC	Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2010

	(b)	Agreement and Plan of Merger, dated as of November 12, 2014, by and among Churchill Downs Incorporated, Ocean Acquisition Corp., Big Fish Games, Inc., and the security holders’ agent party thereto	Exhibit 2.1 to Current Report on Form 8-K filed November 13, 2014

	(c)	Shareholder Agreement, dated as of November 12, 2014, by and between Churchill Downs Incorporated and Paul J. Thelen	Exhibit 2.2 to Current Report on Form 8-K filed November 13, 2014

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

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

	(e)	Amendment and Restatement Agreement dated December 1, 2014 with Fourth Amended and Restated Credit Agreement	Exhibit 4(e) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

	(f)	First Supplemental Indenture dated as of December 15, 2015, among Churchill Downs Incorporated, the Guarantors party hereto, U.S. Bank National Association, as trustee.	Exhibit 4.1 Current Report on Form 8-K filed December 15, 2015

	(g)	Registration Rights Agreement dated as of December 15, 2015 by and among Churchill Downs Incorporated, The Guarantors party hereto and the representatives of the initial purchasers.	Exhibit 4.2 Current Report on Form 8-K filed December 15, 2015

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998

	(b)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

Numbers	Description	By Reference To
(c)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(d)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 1995

(e)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

(f)	Form of Shareholder’s Agreement, dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(g)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

(h)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2004

(i)	Stock Redemption Agreement dated as of October 19, 2004, between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004

(j)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2005

(k)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

(l)
Reinvestment Agreement dated as of September 23, 2005, among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company
Exhibit 10.3 to Current Report on Form 8-K filed September 29, 2005

(m)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

(n)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(o)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(p)	Amended and Restated Terms and Conditions of Performance Stock Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(q)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(r)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(s)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(t)	Agreement and Sale of Purchase, dated as of November 30, 2009, between The Duchossois Group, Inc. and Arlington Park Racecourse, LLC	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2009

Numbers	Description	By Reference To
(u)	Promissory Note, dated as of December 3, 2009, made by Arlington Park Racecourse, LLC to The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed December 4, 2009

(v)	Dissolution Agreement for TrackNet Media Group, LLC by and between Churchill Downs Incorporated and MI Developments, Inc, entered May 14, 2010	Exhibit 99.1 to Current Report on Form 8-K dated May 19, 2010

(w)	Amended and Restated Employment Agreement dated as of September 27, 2010, by and between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

(x)	Form of Churchill Downs Incorporated Restricted Stock Agreement*	Exhibit 10(ll) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

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
Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2015

(gg)	Form of Executive Change in Control, Severance and Indemnity Agreement dated as of October 12, 2015 executed between Churchill Downs Incorporated and Marcia A. Dall*	Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2015

(hh)	First Amendment to the Executive Change in Control, Severance and Indemnity Agreement By and Between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10.1 to Current Report on Form 8-K filed July 14, 2015

(ii)	Form of Churchill Downs Incorporated Restricted Stock Unit Agreement	Exhibit 10.1A to Current Report on Form 8-K filed September 28, 2015

(jj)	First Amendment to Shareholder Agreement, dated as of October 23, 2015, by and between Churchill Downs Incorporated and Paul J. Thelen	Exhibit 10.1B to Current Report on Form 8-K filed September 28, 2015

Numbers		Description	By Reference To
	(kk)	Stock Repurchase Agreement, dated November 19, 2015, between Churchill Downs Incorporated and the Duchossois Group, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2015

	(ll)	First Amendment to Shareholder’s Agreement, dated November 19, 2015 between Churchill Downs Incorporated and The Duchossois Group, Inc.	Stock Repurchase Agreement, dated November 19, 2015, between Churchill Downs Incorporated and the Duchossois Group, Inc.

	(mm)	First Amendment to Shareholder’s Agreement, dated November 19, 2015 between Churchill Downs Incorporated and The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed November 19, 2015

14		Churchill Downs Incorporated Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

21		Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

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