Form 10-Q
period 2016-03-31
CHURCHILL DOWNS Inc
filed 2016-04-28
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at April 22, 2016 was 16,698,647 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51.1	$74.5
Restricted cash	23.2	29.7
Accounts receivable, net of allowance for doubtful accounts of $3.8 at both March 31, 2016 and December 31, 2015	52.2	67.8
Income taxes receivable	6.6	1.0
Game technology and rights, net	11.5	10.3
Other current assets	53.4	39.5
Total current assets	198.0	222.8
Property and equipment, net	573.2	573.2
Investment in and advances to unconsolidated affiliates	129.8	129.7
Goodwill	841.7	841.7
Other intangible assets, net	482.7	496.2
Other assets	12.9	13.8
Total assets	$2,238.3	$2,277.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57.5	$39.1
Purses payable	8.9	12.1
Account wagering deposit liabilities	20.3	20.4
Accrued expenses	92.6	97.9
Tax refund due to Big Fish Games former equity holders	0.4	0.4
Deferred revenue - Big Fish Games	87.4	81.3
Deferred revenue - all other	81.1	46.0
Big Fish Games deferred payment, current	28.0	28.1
Big Fish Games earnout liability, current	33.6	279.5
Current maturities of long-term debt	10.6	16.2
Dividends payable	—	19.1
Total current liabilities	420.4	640.1
Long-term debt (net of current maturities and loan origination fees of $0.6 at both March 31, 2016 and December 31, 2015)	382.7	171.9
Notes payable (including premium of $2.9 at March 31, 2016 and $3.0 at December 31, 2015 and net of debt issuance costs of $8.9 at March 31, 2016 and $9.3 at December 31, 2015)	593.9	593.7
Big Fish Games deferred payment, net of current amount due	27.0	26.7
Big Fish Games earnout liability, net of current amount due	32.5	65.7
Deferred revenue - all other	16.2	16.1
Deferred income taxes	127.8	127.9
Other liabilities	18.4	18.1
Total liabilities	1,618.9	1,660.2
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued	—	—
Common stock, no par value; 50.0 shares authorized; 16.7 shares issued at March 31, 2016 and 16.6 shares issued at December 31, 2015	133.4	134.0
Retained earnings	486.6	483.8
Accumulated other comprehensive loss	(0.6)	(0.6)
Total shareholders' equity	619.4	617.2
Total liabilities and shareholders' equity	$2,238.3	$2,277.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2016	2015
Net revenue:
Racing	$26.2	$23.8
Casinos	86.5	86.0
TwinSpires	49.4	45.4
Big Fish Games	122.1	91.9
Other Investments	4.0	3.6
Corporate	0.2	0.2
	288.4	250.9
Operating expense:
Racing	35.6	36.2
Casinos	61.0	61.1
TwinSpires	34.6	32.6
Big Fish Games	109.4	82.2
Other Investments	3.9	3.8
Corporate	0.6	1.0
Selling, general and administrative expense	23.1	21.5
Research and development	10.8	10.2
Calder exit costs	0.4	—
Acquisition-related charges	2.7	6.4
Operating income (loss)	6.3	(4.1)
Other income (expense):
Interest income	—	0.2
Interest expense	(10.6)	(7.5)
Equity in income of unconsolidated investments	3.8	3.0
Miscellaneous, net	(0.5)	5.6
	(7.3)	1.3
Loss from continuing operations before income tax benefit	(1.0)	(2.8)
Income tax benefit	3.8	1.2
Net income (loss)	$2.8	$(1.6)

Net income (loss) per common share data:
Basic
Net income (loss)	$0.17	$(0.09)
Diluted
Net income (loss)	$0.16	$(0.09)

Weighted average shares outstanding:
Basic	16.5	17.3
Diluted	17.0	17.3

Other comprehensive income (loss):
Foreign currency translation, net of tax	—	(0.3)
Other comprehensive income (loss)	—	(0.3)
Comprehensive income (loss)	$2.8	$(1.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income (loss)	$2.8	$(1.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.0	27.4
Game technology and rights amortization	3.7	0.7
Acquisition-related charges	2.7	6.4
Gain on sale of equity investment	—	(5.8)
Dividend from investment in unconsolidated affiliates	4.0	3.5
Big Fish Games earnout payment	(19.7)	—
Equity in income of unconsolidated investments	(3.8)	(3.0)
Stock-based compensation	4.1	2.7
Loss on asset disposals	—	0.4
Other	0.7	0.5
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Other current assets	0.3	(9.3)
Game technology and rights	(4.2)	(4.8)
Income taxes	(5.7)	16.0
Deferred revenue	53.9	55.9
Other assets and liabilities	0.8	0.7
Net cash provided by operating activities	66.6	89.7
Cash flows from investing activities:
Additions to property and equipment	(16.4)	(9.8)
Deferred payments to Big Fish Games former equity holders	—	(1.0)
Proceeds from sale of equity investment	1.4	6.0
Other	—	(0.3)
Net cash used in investing activities	(15.0)	(5.1)
Cash flows from financing activities:
Borrowings on bank line of credit	292.1	75.6
Repayments of bank line of credit	(87.0)	(146.2)
Big Fish Games earnout payment	(261.9)	—
Tax refund payments to Big Fish Games equity holders	—	(11.8)
Payment of dividends	(19.1)	(17.4)
Repurchase of common stock	(0.8)	(4.9)
Windfall tax provision from stock-based compensation	—	2.8
Loan origination fees and debt issuance costs	(1.4)	—
Other	3.0	0.8
Net cash used in financing activities	(75.1)	(101.1)
Net decrease in cash and cash equivalents	(23.5)	(16.5)
Effect of exchange rate changes on cash flows	0.1	(1.9)
Cash and cash equivalents, beginning of period	74.5	67.9
Cash and cash equivalents, end of period	$51.1	$49.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1.1	$3.2
Income taxes	$2.2	$0.1
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$16.6	$15.5
Repurchase of common stock in payment of income taxes on stock-based compensation	$4.0	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SEASONALITY
Basis of Presentation
The Churchill Downs Incorporated (the "Company", "we", "us", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. Tabular dollars are in millions, except as otherwise noted. All per share amounts assume dilution unless otherwise noted, and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature. For the three months ended March 31, 2015, reclassifications of certain food & beverage operations between Fair Grounds and Fair Grounds Slots were made to conform with the current year presentation. Adjusted EBITDA, a non-GAAP measure of our operating results, for our joint venture, Miami Valley Gaming ("MVG"), and our equity investment, Saratoga Casino Holdings LLC ("SCH") was reclassified to exclude depreciation and amortization expense from our Casinos segment Adjusted EBITDA. There was no impact from these reclassifications on net income (loss) or cash flows.
Our critical accounting policies are revenue recognition, goodwill and indefinite-lived intangible assets, property and equipment and income taxes. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K.
Operating Segment Reclassifications
On January 1, 2016, we realigned our I-Gaming and Bluff Media operations from our Other Investments segment to our TwinSpires segment to correspond with internal management reporting changes. Prior period segment financial information has been reclassified to conform to the 2016 presentation.
Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 54 live thoroughbred racing days during the first quarter of 2016, which compares to 57 live thoroughbred racing days during the first quarter of 2015.
Casinos
Casino revenue and earnings have historically been higher during the first quarter due to seasonal revenue from our predominately southern casino properties.
TwinSpires
Due to the seasonal nature of the racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, our revenue is higher in the second quarter with the running of the Kentucky Derby and the Kentucky Oaks.
Big Fish Games
Revenue from our Big Fish Games, Inc. ("Big Fish Games") segment also have a seasonal component and are typically lower during the summer months.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to share-based payments. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded as an increase to shareholders' equity. Under

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the new ASU, windfalls are recorded as a component of income tax expense. ASU 2016-09 also requires that tax-related cash flows resulting from share-based payments be reported as a part of cash flows from operating activities. We early adopted this guidance, prospectively, as of January 1, 2016 and during the first quarter of 2016 recognized an income tax benefit of $3.1 million which was recorded as a component of income taxes in cash flows provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Prior to adoption of this ASU, windfalls were presented as a component of cash flows from financing activities. Upon the adoption of this ASU, we elected to account for forfeitures when incurred under a modified retrospective approach which did not impact our financial statements. The adoption of this ASU did not have a material impact on diluted earnings per share.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for us in our first quarter of fiscal 2019 on a modified retrospective basis and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our condensed consolidated financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. The guidance will become effective for annual periods ending after December 15, 2016.
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
NOTE 3 — CALDER EXIT COSTS
On July 1, 2014, we finalized an agreement with The Stronach Group ("TSG") that expires on December 31, 2020 under which we permit TSG to operate and manage the racetrack of Calder Race Course, Inc. ("Calder") and certain other racing and training facilities and to provide live horseracing under Calder’s racing permits. During the term of the agreement, TSG pays Calder a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
During 2015, we assessed potential alternative uses of the Calder property that were not associated with the TSG lease agreement. Based on our analysis, we razed the barns that were not associated with the TSG agreement and commenced the demolition of the grandstand and certain ancillary facilities. In the first quarter of 2016, we recognized Calder exit costs of $0.4 million for demolition costs related to the removal of the grandstand. We expect to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures.
NOTE 4 — INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
In March 2012, we entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. ("DNC") to develop a new harness racetrack and video lottery terminal ("VLT") gaming facility in Lebanon, Ohio. Through the joint venture agreement, we formed a new company, MVG, to manage both our and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. ("MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. There is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after casino operations commence.
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and a 186,000-square-foot casino facility with approximately 1,770 VLTs.
Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method. Summarized financial information for MVG is comprised of the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
Assets
Current assets	$16.0	$24.5
Property and equipment, net	117.3	119.7
Other assets, net	107.0	106.6
Total assets	$240.3	$250.8

Liabilities and Members' Equity
Current liabilities	$13.5	$21.6
Current portion of long-term debt	8.3	8.3
Long-term debt, excluding current portion	18.9	20.5
Other liabilities	0.1	0.1
Members' equity	199.5	200.3
Total liabilities and members' equity	$240.3	$250.8

	Three Months Ended March 31,
(in millions)	2016	2015
Casino revenue	$36.0	$31.9
Non-casino revenue	2.0	2.0
Net revenue	38.0	33.9
Operating and SG&A expense	26.8	24.6
Depreciation & amortization expense	3.2	3.1
Operating income	8.0	6.2
Interest and other expense, net	(0.9)	(1.1)
Net income	$7.1	$5.1
The joint venture's long-term debt consists of a $50.0 million amortizing secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through November 2019 at a 5.0% interest rate. For the three months ended March 31, 2016, we received distributions from MVG totaling $4.0 million.
Our 50% share of MVG's results has been included in the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended March 31,
(in millions)	2016	2015
Equity in income of unconsolidated investments	$3.6	$2.6
NOTE 5 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST
We performed our annual goodwill and indefinite-lived intangible impairment analysis for 2016 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment and ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. We assessed goodwill and indefinite-lived intangible assets by performing step one fair value calculations on a quantitative basis for each reporting unit and indefinite-lived intangible asset. We concluded that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying value and therefore step two of the assessment was not required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill is comprised of the following:

(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Total
Balances as of December 31, 2015	$51.7	$117.6	$132.1	$540.3	$841.7
Adjustments	—	—	—	—	—
Balances as of March 31, 2016	$51.7	$117.6	$132.1	$540.3	$841.7
The carrying amount of goodwill of our reporting segments has been retrospectively adjusted to conform to the 2016 presentation as discussed in Note 1.
Other intangible assets are comprised of the following:

	March 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$223.1	$(98.7)	$124.4	$224.8	$(86.9)	$137.9
Indefinite-lived intangible assets			358.3			358.3
Total			$482.7			$496.2
In 2016, we reduced our customer relationships intangible assets and accumulated amortization for Big Fish Games by $1.7 million as this amount was fully amortized.
NOTE 6 — INCOME TAXES
The income tax benefit from continuing operations for the quarter ended March 31, 2016 reflects a $3.1 million benefit resulting from the early adoption of ASU 2016-09 as described in Note 2. As a result, tax deductions from vesting restricted stock units in excess of the book deductions are being recognized as a discrete item during the quarter ended March 31, 2016.
Certain tax authorities may periodically audit us, and we may occasionally be assessed interest and penalties by tax jurisdictions. We recognize accrued interest from uncertain income tax benefits in our income tax provision, while penalties are accrued in selling, general and administrative expenses. During the three months ended March 31, 2016, we did not record any interest expense related to uncertain income tax benefits. As of March 31, 2016, we had gross uncertain tax benefits of $2.5 million. If these benefits had been recognized, there would have been a $2.2 million decrease to annual income tax expense.
NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$23.6	$—
Big Fish Games deferred payments	—	55.0
Big Fish Games earnout liability	—	66.1
Bluff contingent consideration liability	—	2.3
Total	$23.6	$123.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	Level 1	Level 3
Cash equivalents and restricted cash	$30.1	$—
Big Fish Games deferred payments	—	54.8
Big Fish Games earnout liability	—	345.2
Bluff contingent consideration liability	—	2.3
Total	$30.1	$402.3
The following table presents the change in fair value of our Level 3:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Bluff Contingent Consideration	Total
Balances as of December 31, 2015	$54.8	$345.2	$2.3	$402.3
Payments	—	(281.6)	—	(281.6)
Change in fair value	0.2	2.5	—	2.7
Balances as of March 31, 2016	$55.0	$66.1	$2.3	$123.4
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of March 31, 2016 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.7% based on our cost of debt. The cost of debt was based on the observed market yields of our $600 million, 5.375% Senior Unsecured Notes ("Senior Unsecured Notes"), a Level 3 fair value measurement, and was adjusted for the difference in seniority and term of the deferred payments and earnout liability. The increase in fair values of the Big Fish Games deferred payment and earnout liability of $2.7 million during the three months ended March 31, 2016 was recorded as acquisition-related charges in the Condensed Consolidated Statements of Comprehensive Income (Loss). During 2015, Big Fish Games achieved its earnout milestones and in March 2016, we made our first earnout payment totaling $281.6 million. Changes to our cost of debt could lead to a different fair value estimate for the deferred payments and earnout liability. A one-percentage point change in the discount rate would increase or decrease the fair value of the Big Fish Games deferred payment and earnout liability by $1.2 million.
Our accrued liability for a contingent consideration recorded in conjunction with the Bluff Media ("Bluff") acquisition was based on significant inputs not observed in the market and represent a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the Bluff contingent consideration subsequent to the acquisition date will be recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss).
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our $600.0 million par value Senior Unsecured Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Unsecured Notes was $618.0 million at March 31, 2016 and $604.1 million at December 31, 2015.
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
We did not measure any assets at fair value on a non-recurring basis for 2016 and 2015.
NOTE 8 — SHAREHOLDERS' EQUITY
On February 24, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock in a stock repurchase program. The new program replaced the prior $150.0 million plan which was in effect at December 31, 2015 and had unused authorization of $11.9 million. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

may be suspended for periods or discontinued at any time. There were no repurchases made under the new program during the quarter ended March 31, 2016.
NOTE 9 — STOCK-BASED COMPENSATION PLANS
2016 Equity Awards
On September 22, 2015, the Board of Directors approved the adoption of the Executive Long-Term Incentive Compensation Plan, pursuant to which certain named executive officers ("NEOs") and other key executives may earn variable equity payouts based upon us achieving certain key performance metrics.
On February 23, 2016, NEOs received 24,677 restricted stock units ("RSU") vesting equally over 3 service periods ending December 31, 2016, December 31, 2017 and December 31, 2018, and 29,633 performance share units ("PSU") with vesting contingent on financial performance measures at the end of a 34-month performance period ending December 31, 2018. The performance criteria for the PSUs consists of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA; (ii) cumulative free cash flow; and (iii) our relative total shareholder return ("TSR"). Our TSR will be ranked versus the companies in the Russell 2000 index and will be calculated based on our relative placement against the Russell 2000 index. Measurement against these criteria will be determined against a payout curve which provides a maximum number of performance share units of 250% of the original award. The total compensation cost we will recognize under the PSUs will be based upon the results of the two financial measures. We also awarded 67,468 of restricted stock shares to other employees, the majority of which vest equally over 3 service periods ending in the first quarter of 2019.
In 2016, we recognized compensation expense of $1.2 million for 2016 awards and $2.9 million for awards granted prior to 2016. At March 31, 2016, unrecognized compensation expense attributable to unvested 2016 RSU and PSU awards was $7.1 million and attributable to 2016 other awards was $8.3 million.
Executive Retirement
Our former Executive Chairman of the Board of Directors and Chief Executive Officer, Robert L. Evans, retired effective September 30, 2015. In conjunction with Mr. Evans' retirement, 65,000 shares of restricted stock vested on March 31, 2016. Mr. Evans was awarded these shares under a 2006 restricted stock agreement which specified that the stock vested six months after his retirement. Compensation expense for these shares was fully recognized prior to 2016.
NOTE 10 — CONTINGENCIES
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
NOTE 11 — NET INCOME (LOSS) PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Numerator for basic income (loss) per common share:
Net income (loss)	$2.8	$(1.6)
Net income (loss) allocated to participating securities	(0.1)	—
Numerator for basic income (loss) per common share	$2.7	$(1.6)

Numerator for diluted income (loss) per common share	$2.8	$(1.6)

Denominator for basic and diluted net income (loss) per common share:
Basic	16.5	17.3
Plus dilutive effect of stock options and restricted stock	0.2	—
Plus dilutive effect of participating securities	0.3	—
Diluted	17.0	17.3

Income (loss) per common share:
Basic	$0.17	$(0.09)
Diluted	$0.16	$(0.09)
Options to purchase 0.4 million shares for the three months ended March 31, 2015 were excluded from the computation of diluted loss per share since their effect was anti-dilutive because of the net loss for the period.
NOTE 12 — SEGMENT INFORMATION
We manage our operations through six operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder");

•
Casinos, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots ("Fair Grounds Slots"), Video Services, LLC ("VSI"), 50% of EBITDA from our joint venture, MVG, 25% of EBITDA from our equity investment, SCH and two hotels (Riverwalk and Harlow’s);

•
TwinSpires, which includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, Bloodstock Research Information Services ("BRIS"), Bluff Media ("Bluff") and Churchill Downs Interactive Gaming ("I-Gaming");

•	Big Fish Games which is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices;

•	Other Investments, which includes United Tote and Capital View Casino & Resort Joint Venture ("Capital View"); and

•	Corporate, which includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
Eliminations include the elimination of intersegment transactions. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes:

•	Changes in Big Fish Games deferred revenue;

•	50% of EBITDA of our joint venture, MVG;

•	25% of EBITDA from our SCH equity investment; and

•	Intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Adjusted EBITDA excludes:

•	Big Fish Games adjustments which include:

◦	Acquisition-related charges, including the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period

•	Stock-based compensation expense;

•	Calder exit costs; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Other charges and recoveries.
As of January 1, 2016, we modified our definition of Adjusted EBITDA to exclude depreciation and amortization from our 50% joint venture, MVG and our 25% equity investment in SCH. The prior year amounts were reclassified to conform to this presentation. We also prospectively implemented a change in accounting estimate for corporate expenses allocated to other operating segments to use an activity based allocation rather than a revenue based allocation.
We utilize the Adjusted EBITDA metric because we believe the inclusion or exclusion of certain recurring items is necessary to provide a more accurate measure of our core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with U.S. generally accepted accounting principles. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments and reconcile Adjusted EBITDA to Comprehensive Income (Loss):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Net revenue from external customers:
Racing:
Churchill Downs	$2.3	$2.0
Arlington	9.0	5.8
Fair Grounds	14.3	15.3
Calder	0.6	0.7
Total Racing	26.2	23.8
Casinos:
Oxford Casino	19.9	17.5
Riverwalk Casino	12.7	13.2
Harlow’s Casino	13.0	13.7
Calder Casino	20.3	20.3
Fair Grounds Slots	10.6	12.1
VSI	9.8	9.2
Saratoga	0.2	—
Total Casinos	86.5	86.0
TwinSpires	49.4	45.4
Big Fish Games:
Social casino	47.5	49.6
Casual and mid-core free-to-play	50.4	21.5
Premium	26.7	30.0
Fair value adjustments	(2.5)	(9.2)
Total Big Fish Games	122.1	91.9
Other Investments	4.0	3.6
Corporate	0.2	0.2
Net revenue from external customers	$288.4	$250.9

Intercompany net revenue:
Racing:
Churchill Downs	$0.3	$0.2
Arlington	1.0	1.0
Fair Grounds	1.0	0.9
Total Racing	2.3	2.1
TwinSpires	0.3	0.2
Other Investments	0.9	0.8
Eliminations	(3.5)	(3.1)
Net revenue	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Reconciliation of segment Adjusted EBITDA to comprehensive income (loss):
Racing	$(7.4)	$(9.2)
Casinos	34.3	30.4
TwinSpires	12.1	10.1
Big Fish Games	15.0	20.0
Other Investments	0.8	0.4
Corporate	(2.0)	(1.9)
Total segment Adjusted EBITDA	52.8	49.8
Change in Big Fish Games deferred revenue	(6.1)	(12.9)
Big Fish Games adjustments	(2.7)	(6.4)
Stock-based compensation expense	(4.1)	(2.7)
Equity investments - interest, depreciation and amortization expense	(2.5)	(2.0)
Calder exit costs	(0.4)	—
Other (charges) and recoveries, net	(0.4)	6.1
Depreciation and amortization	(27.0)	(27.4)
Interest income (expense), net	(10.6)	(7.3)
Income tax benefit	3.8	1.2
Net income (loss)	2.8	(1.6)
Foreign currency translation, net of tax	—	(0.3)
Comprehensive income (loss)	$2.8	$(1.9)
The table below presents information about equity in income (losses) of unconsolidated investments included in our reported segments:

	Three Months Ended March 31,
(in millions)	2016	2015
Casinos	$4.1	$2.6
Other Investments	(0.3)	0.4
	$3.8	$3.0
The table below presents total asset information for each of our operating segments:

(in millions)	March 31, 2016	December 31, 2015
Total assets:
Racing	$416.8	$437.1
Casinos	625.9	631.3
TwinSpires	204.6	202.4
Big Fish Games	946.7	947.1
Other Investments	10.4	12.2
Corporate	33.9	47.3
	$2,238.3	$2,277.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents capital expenditures for each of our operating segments:

	Three Months Ended March 31,
(in millions)	2016	2015
Capital expenditures:
Racing	$9.4	$3.3
Casinos	3.3	3.6
TwinSpires	1.9	1.6
Big Fish Games	1.2	1.2
Other Investments	0.2	0.1
Corporate	0.4	—
	$16.4	$9.8
NOTE 13 — SUBSEQUENT EVENTS
As of the filing date of this Quarterly Report on Form 10-Q, there have been no subsequent events.

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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted, and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, including Part I – Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Our Business
Executive Overview
We are an industry leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 8,450 gaming positions in six states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include changes in bookings, net revenue, operating expense, EBITDA (earnings before interest, taxes, depreciation and amortization), operating income, earnings per share, capital spending, total cash flow and free cash flow including maintenance capital.
Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). We also use a non-GAAP measure, Adjusted EBITDA, to evaluate our business results. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes:

•	Changes in Big Fish Games deferred revenue;

•	50% of EBITDA from our joint venture, Miami Valley Gaming, LLC ("MVG");

•	25% of EBITDA from our equity investment, Saratoga Casino Holdings, LLC ("SCH"); and

•	Intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Adjusted EBITDA excludes:

•	Big Fish Games adjustments which include:

◦	Acquisition-related charges, including the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period

•	Stock-based compensation expense;

•	Calder exit costs; and

•	Other charges and recoveries.
We believe that the use of Adjusted EBITDA as a key performance measure of results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results.
As of January 1, 2016, we modified our definition of Adjusted EBITDA to exclude depreciation and amortization from our 50% joint venture, MVG and our 25% equity investment in SCH. Prior year amounts were reclassified to conform to this presentation. We also prospectively implemented a change in accounting estimate for corporate expenses allocated to other operating segments to use an activity based allocation rather than a revenue based allocation.
For the three months ended March 31, 2015, certain reclassifications were made to conform with the current year presentation consisting of reclassifying expenses from our I-Gaming and Bluff Media operations from Other Investments to TwinSpires and reclassifying certain food & beverage operations from Fair Grounds to Fair Grounds Slots.
Our Operations
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 54 live race days in the first quarter of 2016 compared to 57 live race days in the first quarter of 2015.

Casinos Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 8,450 gaming positions located in six states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino and collectively Fair Grounds Slots ("Fair Grounds Slots") and Video Services, LLC ("VSI"), in addition to two hotels (Riverwalk and Harlow’s). In addition, we have a 50% equity investment in MVG and a 25% equity investment in SCH. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, Bloodstock Research Information Services ("BRIS") and Churchill Downs Interactive Gaming ("I-Gaming").
Big Fish Games Segment
Big Fish Games, Inc. ("Big Fish Games") is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices.
Other Investments Segment
Our Other Investments Segment includes United Tote and Capital View Casino & Resort Joint Venture ("Capital View").
Corporate Segment
Our Corporate segment includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
Government Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our racing operations, our casino operations, TwinSpires and Big Fish Games are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. This update on 2016 regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, including Part I – Item 1, "Business" of our Form 10-K for a discussion of regulatory and legislative issues.
Racing Regulations and Potential Legislative Changes
Illinois
In January 2015, legislation authorizing the operation of advance deposit wagering ("ADW") with no statutory end date was introduced for consideration. The legislation was carried over for consideration during the 2016 legislative session and in March 2016, the legislation was amended to reauthorize ADW operations until December 31, 2018. If the legislation is not enacted into law, the legislation could have a material adverse impact on our business.
Casino Regulations and Potential Legislative Changes
Maine
In April 2015, legislation was filed that would expand gaming locations in the state and allow for entities such as Native American tribes in northern Maine and a harness track in southern Maine to operate casino facilities. Legislation authorizing a northern Maine casino benefiting Native American tribes expired during the legislative session. Legislation allowing for a southern Maine casino was defeated during the 2016 legislative session. Should gaming expansion occur in Maine, it could have a material adverse impact on our business.
Florida
In December 2015, Florida’s Governor signed a twenty year Seminole Compact with the Seminole Tribe preserving the Seminole Tribe's geographic exclusivity and right to exclusively operate blackjack, craps and roulette games. In February 2016, legislation authorizing the Seminole Compact was introduced but failed to receive legislative approval during the 2016 legislative session.
In February 2016, legislation was introduced in the Florida House and Senate that would provide for significant changes to Florida’s pari-mutuel industry. Both the Senate and House bills would allow pari-mutuel racetracks in Miami-Dade and Broward counties to elect to decouple pari-mutuel and gaming operations, would authorize additional gaming licenses in Miami-Date and Palm Beach counties and would allow facilities to be open continuously. The House and Senate bills also provide differing proposals regarding authorized gaming positions, purse pool funding, additional counties of operation and table game offerings, among other proposals. Both the House and Senate legislation failed to receive approval during the 2016 legislative session.

At this time it is not possible to determine what impact legislation with respect to authorizing the Seminole Compact or decoupling and other provisions will have on our business.
New York
In January 2016, legislation was filed that would authorize VLT operators and casino licensees to be eligible for an interactive gaming license. The bill provides that an interactive gaming licensee would be authorized to offer online poker games under a ten-year license. The proposed legislation limits the number of licenses to ten, establishes an initial $10 million license fee and establishes a tax rate of 15% of interactive gross gaming revenue. If passed, the legislation could result in a positive impact on our business.
Kentucky
In February 2016, Senate Bill 144 was introduced for consideration during the 2016 legislative session. Senate Bill 144 is a constitutional amendment that authorizes the legislature to permit casino gaming and to develop a framework for casino gaming. Under the terms of the constitutional amendment, 90% of revenue generated from licensing fees and taxation would be directed to the state's pension fund. The remaining 10% of revenue would be dedicated to Kentucky's horse industry. If the constitutional amendment is approved by the Legislature during the 2016 session, it will appear on the November 2016 ballot. The constitutional amendment was not considered by the Legislature during the 2016 session. Should future legislation be enacted, it could have a material positive impact on our business.
TwinSpires Regulations and Potential Legislative Changes
Maine
In April 2016, legislation was passed by the legislature that would regulate advance deposit wagering and implement an undetermined tax on the ADW licensee. Under the terms of the legislation, a commercial race track, off-track betting facility ("OTB") or a multi-jurisdictional account wagering provider may apply for the sole license in the state. The legislation was vetoed by the Governor.
Pennsylvania
In February 2016, legislation was signed by the Governor which is intended to provide regulatory reform to Pennsylvania’s racing industry. The legislation includes provisions related to the operation of advance deposit wagering in the state. Under the terms of the legislation, an initial license fee of $0.5 million and annual renewal fee of $0.1 million would be established. The previous ten percent tax on wagers would be removed and replaced with a one and one-half percent tax on win, place and show wagers, and a two and one-half percent tax on exotic wagers. Neither an ADW operator nor a racetrack may accept wagers within thirty-five miles of a racetrack operating a live meet. The legislation could have an adverse material impact on our business, however we are evaluating alternatives to mitigate or challenge the legislation which may reduce the impact on our business.
California
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
Consolidated Financial Results
The following table reflects our total net revenue, Adjusted EBITDA, operating income (loss) and certain other financial information:

	Three Months Ended
	March 31,		Change
(in millions)	2016	2015	$
Total net revenue	$288.4	$250.9	$37.5
Adjusted EBITDA	52.8	49.8	3.0
Operating income (loss)	6.3	(4.1)	10.4
Operating income (loss) margin	2%	(2)%
Net income (loss)	2.8	(1.6)	4.4

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

•
Our total net revenue increased $37.5 million as each of our segments reported net revenue improvements. Results were driven by a $30.2 million increase from Big Fish Games from casual and mid-core free-to-play game growth, a $4.0 million increase from TwinSpires due to a 10.6% increase in handle and a $3.3 million increase primarily from our Racing and Casinos segments.

•
Our Adjusted EBITDA increased $3.0 million driven by a $3.9 million increase from Casinos as a result of organic growth and operational efficiencies, a $2.0 million increase from TwinSpires as a result of handle growth and a $2.1 million increase from our Racing and Other Investment segments. Partially offsetting these increases was a $5.0 million decrease from Big Fish Games, of which $1.7 million of the decrease related primarily to increased user acquisition expense. Also, there was $3.3 million of benefit in the first quarter of 2015 primarily associated with Big Fish Games platform and development fees as a result of business combination accounting rules that did not recur in the first quarter of 2016.

•
Our operating income (loss) increased $10.4 million driven by a $5.0 million increase from Big Fish Games which benefited from current year revenue growth, a decrease in acquisition-related charges and the adverse impact on 2015 operating income from business combination accounting rules partially offset by an increase in user acquisition expense, a $2.5 million increase in TwinSpires as a result of handle growth, a $2.0 million increase in Racing and a $1.8 million increase from Casinos from organic revenue growth and operational efficiencies. Partially offsetting these improvements was a $0.9 million increase in other expense.

•
Our net income (loss) increased $4.4 million driven by a $10.4 million increase in operating income, a $2.6 million increase in our income tax benefit primarily due to the favorable impact from the early adoption of an accounting standard related to stock-based compensation and a $0.8 million increase in income from our equity investments. Partially offsetting these increases was a $5.8 million gain in 2015 from the sale of our remaining HRTV investment, a $3.3 million increase in net interest expense associated with higher outstanding debt balances and a $0.3 million increase in other expense.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments:

	Three Months Ended
	March 31,		Change
(in millions)	2016	2015	$
Racing:
Churchill Downs	$2.6	$2.2	$0.4
Arlington	10.0	6.8	3.2
Fair Grounds	15.3	16.2	(0.9)
Calder	0.6	0.7	(0.1)
Total Racing	28.5	25.9	2.6
Casinos:
Oxford Casino	19.9	17.5	2.4
Riverwalk Casino	12.7	13.2	(0.5)
Harlow's Casino	13.0	13.7	(0.7)
Calder Casino	20.3	20.3	—
Fair Grounds Slots	10.6	12.1	(1.5)
VSI	9.8	9.2	0.6
Saratoga	0.2	—	0.2
Total Casino	86.5	86.0	0.5
TwinSpires	49.7	45.6	4.1
Big Fish Games:
Social casino	47.5	49.6	(2.1)
Casual and mid-core free-to-play	50.4	21.5	28.9
Premium	26.7	30.0	(3.3)
Fair value adjustments	(2.5)	(9.2)	6.7
Total Big Fish Games	122.1	91.9	30.2
Other Investments	4.9	4.4	0.5
Corporate	0.2	0.2	—
Eliminations	(3.5)	(3.1)	(0.4)
Total Net Revenue	$288.4	$250.9	$37.5
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

•
Racing revenue increased $2.6 million driven by a $3.6 million increase in Arlington and Churchill Downs pari-mutuel and other operational revenue. Partially offsetting these increases was a $1.0 million decrease in Fair Grounds and Calder revenue primarily driven by three fewer live race days and a 4.1% decline in handle at Fair Grounds.

•
Casinos revenue increased $0.5 million driven by a $2.4 million increase in Oxford revenue due to successful promotional activities and milder weather that led to higher visitation and improvements in market share and a $0.6 million increase in VSI revenue due to the installation of upgraded video poker machines and the improved performance of OTB facilities that are not included within the Orleans Parish smoking ban limits and $0.2 million of other revenue. Partially offsetting these increases was a $1.5 million decline in Fair Grounds Slots revenue which was negatively impacted by a smoking ban in Orleans Parish which commenced in April 2015 and a $1.2 million decrease in Mississippi revenue as a result of declines in the market.

•	TwinSpires revenue increased $4.1 million, primarily driven by handle growth of 10.6% which outpaced industry performance by 7.5 percentage points as customers continue to migrate to online wagering.

•
Big Fish Games revenue increased $30.2 million primarily driven by a $28.9 million increase in casual and mid-core free-to-play revenue from multiple games including Gummy Drop!, Dungeon Boss, and Fairway Solitaire Blast. Fair value adjustments decreased $6.7 million and reflect the adjustments to fair value of the deferred revenue balance assumed as part of the Big Fish Games acquisition based on business combination accounting rules which were greater during the first quarter of 2015. Partially offsetting these increase was a $3.3 million decrease in premium games revenue and a $2.1 million decrease in social casino revenue driven by a decrease in bookings.

•	Other Investments revenue increased $0.5 million due to international equipment sales and higher totalizator fees from new customers at United Tote.

•	Eliminations increased $0.4 million driven by higher intercompany transactions between Racing and United Tote.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires (1)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Racing:
Churchill Downs
Race Days	—	—
Total handle	$9.3	$9.3
Net pari-mutuel revenue	$1.8	$1.7
Commission %	19.4%	18.3%
Arlington
Race Days	—	—
Total handle	$62.4	$44.0
Net pari-mutuel revenue	$9.6	$6.5
Commission %	15.4%	14.8%
Fair Grounds
Race Days	54	57
Total handle	$165.3	$172.3
Net pari-mutuel revenue	$12.5	$13.2
Commission %	7.6%	7.7%
Total Racing
Race Days	54	57
Total handle	$237.0	$225.6
Net pari-mutuel revenue	$23.9	$21.4
Commission %	10.1%	9.5%
TwinSpires.com
Total handle	$236.7	$214.1
Net pari-mutuel revenue	$44.9	$41.3
Commission %	19.0%	19.3%
Eliminations (2)
Total handle	$(16.7)	$(14.3)
Net pari-mutuel revenue	$(2.2)	$(1.9)
Total
Handle	$457.0	$425.4
Net pari-mutuel revenue	$66.6	$60.8
Commission %	14.6%	14.3%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.com.

(2)	Eliminations include the elimination of intersegment transactions.

Casinos Activity
Certain key operating statistics specific to the gaming industry are included in our statistical data for our Casinos segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered or coins placed into slot machines in the aggregate for the period cited. Net gaming revenue includes slot and table games revenue and is net of customer freeplay; however it excludes other ancillary property revenue such as food and beverage, ATM, hotel and other miscellaneous revenue.

	Three Months Ended March 31,
	2016	2015
Oxford Casino
Slot handle	$174.2	$158.4
Net slot revenue	15.0	13.2
Net gaming revenue	18.9	16.6
Riverwalk Casino
Slot handle	$133.5	$136.5
Net slot revenue	10.9	11.3
Net gaming revenue	12.1	12.5
Harlow’s Casino
Slot handle	$137.1	$152.2
Net slot revenue	11.4	11.9
Net gaming revenue	12.3	13.1
Calder Casino
Slot handle	$254.7	$262.4
Net slot revenue	19.5	19.6
Net gaming revenue	19.5	19.6
Fair Grounds Slots and Video Poker
Slot handle	$113.5	$123.8
Net slot revenue	10.3	11.9
Net gaming revenue	20.1	20.9

Total net gaming revenue	$82.9	$82.7

Big Fish Games

	Three Months Ended March 31,
(in millions)	2016	2015
Bookings (1)
Social casino	$47.4	$49.3
Casual and mid-core free-to-play	55.0	27.0
Premium	25.8	28.5
Total bookings	128.2	104.8

Total revenue	122.1	91.9
Change in deferred revenue	6.1	12.9
Total bookings	$128.2	$104.8

(1)
Bookings is a non-GAAP financial measure equal to the revenue recognized plus the change in deferred revenue for the periods presented. This non-GAAP measure may differ from other companies' definition of this measure, and it should not be considered a substitute for, or superior to, any other measure provided in accordance with GAAP.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended
	March 31,		Change
(in millions)	2016	2015	$
Marketing & advertising	$47.8	$33.8	$14.0
Platform & development fees	44.1	31.3	12.8
Purses & racing and casino handle-based taxes	42.4	39.4	3.0
Salaries & benefits	31.6	31.6	—
Depreciation & amortization	27.0	27.4	(0.4)
Content expense	24.2	23.0	1.2
Research & development	10.8	10.2	0.6
Calder exit costs	0.4	—	0.4
Acquisition-related charges	2.7	6.4	(3.7)
SG&A expense	23.1	21.5	1.6
Other operating expense	28.0	30.4	(2.4)
Total expense	$282.1	$255.0	$27.1
Percent of revenue	98%	102%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Significant items affecting comparability of consolidated operating expense include:

•	Marketing and advertising expense increased $14.0 million driven primarily by an increase in Big Fish Games user acquisition expense associated with casual and mid-core free-to-play games.

•
Platform and development fees at Big Fish Games increased $12.8 million driven by an $8.0 million increase in platform fees from higher bookings, a $3.0 million increase in game technology and rights amortization primarily associated with business combination accounting rules in the prior year, a $2.2 million increase in developer fees and royalties, partially offset by $0.4 million decrease in other expense.

•
Purses and racing and casino handle-based taxes increased $3.0 million driven by a $1.6 million increase in purses primarily from improved pari-mutuel results at Arlington and Churchill Downs, a $0.8 million increase in pari-mutuel taxes driven by higher TwinSpires handle and incremental New York taxes and a $0.6 million increase in casino taxes driven by revenue growth at Oxford.

•	Depreciation and amortization expense decreased $0.4 million driven primarily by a reduction in expense at Calder associated with fully depreciated racing assets.

•	Content expense increased $1.2 million driven by an increase in third-party pari-mutuel content fees at TwinSpires associated with a 10.6% handle increase.

•	Research and development expense increased $0.6 million driven primarily by salary and benefit expense increases at Big Fish Games.

•	Calder exit costs increased $0.4 million due to expenditures for ongoing grandstand demolition costs.

•
Acquisition-related charges decreased $3.7 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially funded during the fourth quarter of 2015 and the first quarter of 2016.

•	Selling, general and administrative expense increased $1.6 million driven primarily by a $1.4 million increase in stock-based compensation expense and $0.2 million of other expense.

•
Other operating expense decreased $2.4 million in 2016. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Expenses decreased due to a $1.1 million decline in insurance and property taxes primarily from the cessation of pari-mutuel racing and demolition of property at Calder, a $0.7 million decrease in corporate deferred compensation expense related to prior periods and a $0.6 million decrease in other expense.

On January 1, 2016, we prospectively implemented a change in accounting estimate for corporate expenses allocated to other operating segments to use an activity based allocation rather than a revenue based allocation. Excluding corporate stock-based compensation, the table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments:

	Three Months Ended
	March 31,		Change
(in millions)	2016	2015	$
Racing	$(1.3)	$(0.7)	$(0.6)
Casinos	(1.5)	(2.3)	0.8
TwinSpires	(1.2)	(1.2)	—
Big Fish Games	(0.7)	(0.8)	0.1
Other Investments	(0.3)	(0.1)	(0.2)
Corporate allocated expense	5.0	5.1	(0.1)
Total Corporate allocated expense	$—	$—	$—
Adjusted EBITDA
We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results.
As of January 1, 2016, we modified our definition of Adjusted EBITDA to exclude depreciation and amortization from our 50% joint venture, MVG and our 25% equity investment in SCH. Prior year amounts were reclassified to conform to this presentation. We also prospectively implemented a change in accounting estimate for corporate expenses allocated to other operating segments to use an activity based allocation rather than a revenue based allocation.
For the three months ended March 31, 2015, we reclassified expenses from our I-Gaming and Bluff Media operations from Other Investments to TwinSpires to conform with current year presentation.

	Three Months Ended
	March 31,		Change
(in millions)	2016	2015	$
Racing	$(7.4)	$(9.2)	$1.8
Casinos	34.3	30.4	3.9
TwinSpires	12.1	10.1	2.0
Big Fish Games	15.0	20.0	(5.0)
Other Investments	0.8	0.4	0.4
Corporate	(2.0)	(1.9)	(0.1)
Total Adjusted EBITDA	$52.8	$49.8	$3.0
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

•
Racing Adjusted EBITDA increased $1.8 million driven by a $1.4 million increase at Arlington from higher pari-mutuel and other operational revenue, a $0.8 million increase at Calder from insurance and property tax refunds and adjustments related to the cessation of pari-mutuel operations and a $0.5 million increase at Churchill Downs from increased revenue and maintenance and utility savings. Partially offsetting these increases was a $0.3 million decrease at Fair Grounds from three fewer live race days and a 4.1% decline in handle and a $0.6 million increase in corporate allocated expense to Racing.

•
Casinos Adjusted EBITDA increased $3.9 million driven by a $1.4 million increase at Oxford as a result of strong revenue trends from milder weather and market share growth, a $1.1 million increase at Saratoga from management fee income and equity income, a $1.0 million increase at MVG from successful promotional activities driving market share growth, a $0.5 million increase at Calder Casino, a $0.8 million decrease in corporate allocated expense to Casinos and $0.1 million of other increases. Partially offsetting these increases was a $1.0 million decrease at Fair Grounds Slots driven by the continued impact from an April 2015 parish-wide smoking ban and intensifying regional competition.

•
TwinSpires Adjusted EBITDA increased $2.0 million driven primarily by handle growth of 10.6% which outpaced industry performance by 7.5 percentage points as customers continued to migrate to TwinSpires online wagering.

•
Big Fish Games Adjusted EBITDA decreased $5.0 million in the first quarter of 2016 compared to the first quarter of 2015. Of the decline in Adjusted EBITDA, $1.7 million related primarily to increased user acquisition expense of $13.5 million that was partially offset by the impact of higher bookings. Also, there was $3.3 million of benefit in the first quarter of 2015 primarily associated with Big Fish Games platform and development fees as a result of business combination accounting rules that did not recur in the first quarter of 2016.

•	Other Investments Adjusted EBITDA increased $0.4 million primarily due to an increase from the impact of higher international equipment sales and totalizator fees at United Tote.

•
Corporate Adjusted EBITDA decreased $0.1 million primarily due to a $0.8 million increase in salary and professional fee expense, partially offset by a $0.7 million reduction in deferred compensation expense related to prior periods.

Reconciliation of Adjusted EBITDA to Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Change
(in millions)	2016	2015	$
Adjusted EBITDA	$52.8	$49.8	$3.0
Change in Big Fish Games deferred revenue	(6.1)	(12.9)	6.8
Big Fish Games adjustments	(2.7)	(6.4)	3.7
Stock-based compensation expense	(4.1)	(2.7)	(1.4)
Equity investments - interest, depreciation and amortization expense	(2.5)	(2.0)	(0.5)
Calder exit costs	(0.4)	—	(0.4)
Other (charges) and recoveries, net	(0.4)	6.1	(6.5)
Depreciation and amortization	(27.0)	(27.4)	0.4
Interest (expense) income, net	(10.6)	(7.3)	(3.3)
Income tax benefit	3.8	1.2	2.6
Net income (loss)	2.8	(1.6)	4.4
Foreign currency translation, net of tax	—	(0.3)	0.3
Comprehensive income (loss)	$2.8	$(1.9)	$4.7
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

•
Change in Big Fish Games deferred revenue decreased $6.8 million driven by business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value.

•
Big Fish Games adjustments decreased $3.7 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially funded during the fourth quarter of 2015 and the first quarter of 2016.

•	Stock-based compensation expense increased $1.4 million driven by an increase in expense associated with awards granted to named executive officers and other employees.

•
Equity investments - interest, depreciation and amortization expense increased $0.5 million driven primarily by an increase in amortization expense related to the basis difference between the fair value of the property and equipment and definite-lived intangible from our SCH investment.

•	Calder exit costs increased $0.4 million driven by grandstand demolition costs in preparation for future use and to achieve operational cost savings.

•	Other charges and recoveries, net decreased $6.5 million primarily driven by a 2015 gain from the sale of our remaining ownership interest in HRTV.

•	Depreciation and amortization expense decreased $0.4 million primarily driven by a reduction in expense at Calder associated with fully depreciated racing assets.

•
Interest (expense) income, net increased $3.3 million primarily as a result of higher long-term debt balances outstanding associated with the tack-on bond offering completed in the fourth quarter of 2015 and borrowings under our Senior Secured Credit Facility for payment of the Big Fish Games earnout liability.

•	Income tax benefit increased $2.6 million driven primarily by a benefit from the early adoption of a stock-based compensation accounting standard.
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	March 31, 2016	December 31, 2015	Change
Total assets	$2,238.3	$2,277.4	$(39.1)
Total liabilities	$1,618.9	$1,660.2	$(41.3)
Total shareholders' equity	$619.4	$617.2	$2.2
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets decreased $39.1 million driven by a $23.4 million reduction in cash and cash equivalents primarily due to the utilization of excess cash to fund a portion of the Big Fish Games earnout payment, a $15.5 million reduction in accounts receivable driven by receipts related to the 2016 Kentucky Oaks and Kentucky Derby events, and a $13.5 million reduction in intangible assets from amortization expense. Partially offsetting these decreases was an increase in income taxes receivable of $5.6 million for a 2016 income tax benefit, a $3.2 million increase in prepaid assets for annual insurance premiums, and a $4.5 million increase in all other assets.

•
Total liabilities decreased $41.3 million driven by a $281.6 million Big Fish Games earnout payment, a $19.1 million payment of annual dividends, and a $5.2 million reduction in accrued expenses due to the payment of annual bonuses and a reduction in accrued fixed assets associated with the Calder demolition and the Churchill Downs capital projects. Partially offsetting these decreases was a $205.4 million increase in our total debt balance as we borrowed under our Senior Secured Credit Facility to fund the Big Fish Games earnout payment, a $35.1 million increase in deferred revenue due to receipts from the 2016 Kentucky Oaks and Kentucky Derby events and increases in Big Fish Games bookings, a $18.4 million increase in accounts payable related to the timing of settlement payments, and a $5.7 million increase in all other liabilities.

•
Total shareholders’ equity increased $2.2 million driven by $2.8 million of net income, a $4.1 million increase from the amortization of restricted stock expense and $0.1 million of other equity changes. Partially offsetting these increases was a $4.8 million decrease from the cancellation of shares for the recognition of an income tax liability on vested shares.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,		Change
Cash flows from:	2016	2015	$
Operating activities	$66.6	$89.7	$(23.1)
Investing activities	$(15.0)	$(5.1)	$(9.9)
Financing activities	$(75.1)	$(101.1)	$26.0
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

•
Cash provided by operating activities decreased $23.1 million driven by $20.3 million in Federal tax refunds received in the prior year, a $19.7 million earnout payment related to Big Fish Games achieving its 2015 earnout milestones, and $3.1 million from Big Fish Games cash flows. Partially offsetting these decreases was an increase of $8.0 million in Churchill Downs deferred revenue associated with the 2016 Kentucky Derby and Oaks events, an increase of $7.2 million in other working capital items, an increase of $2.8 million of tax windfalls from the early adoption of ASU 2016-09 as discussed in Note 2 of the Condensed Consolidated Financial Statements, and increases of $2.0 million in other operating activities.

•
Cash used in investing activities increased $9.9 million driven by $6.6 million in higher capital expenditures and $4.7 million in lower proceeds from sales of investments. Partially offsetting these increases were $1.4 million in decreases in other investing activities.

•
Cash used in financing activities increased $26.0 million driven by $275.7 million in net borrowings under our Senior Secured Credit Facility, $11.8 million in prior year tax refund payments to Big Fish Games that did not recur in the current year, and $0.4 million in other financing activities. Partially offsetting these increases is a $261.9 million outflow related to the payment of the Big Fish Games earnout.

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
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, "Net cash provided by operating activities":

	Three Months Ended March 31,		Change
(in millions)	2016	2015	$
Maintenance-related capital expenditures	$7.9	$8.0	$(0.1)
Capital project expenditures	8.5	1.8	6.7
Additions to property and equipment	$16.4	$9.8	$6.6

Net cash provided by operating activities	$66.6	$89.7	$(23.1)
Maintenance-related capital expenditures	(7.9)	(8.0)	0.1
Free cash flow	$58.7	$81.7	$(23.0)
In 2016, maintenance-related capital expenditures decreased $0.1 million. In 2016, capital project expenditures increased by $6.7 million driven by expenditures related to the Premium Indoor Seating and Turf Club project at Churchill Downs.
Credit Facilities and Indebtedness
The following table presents our net debt outstanding:

(in millions)	March 31, 2016	December 31, 2015	Change
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2018	$206.0	$—	$206.0
Term Loan A due 2019	185.8	188.1	(2.3)
Swing line of credit	1.5	—	1.5
Total Senior Secured Credit Facility	393.3	188.1	205.2
5.375% Senior Unsecured Notes due 2021	593.9	593.7	0.2
Total debt	987.2	781.8	205.4
Current maturities of long-term debt	10.6	16.2	(5.6)
Total debt, net of current maturities	$976.6	$765.6	$211.0
Senior Secured Credit Facility
On February 17, 2016, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the "New Agreement") which amends certain provisions of the credit agreement including extending the maturity of both the Senior Secured Credit Facility and the Term Loan (collectively the "Facilities") through February 2021, coterminous with one another. The maximum aggregate commitment for the Senior Secured Credit Facility remains at $500 million, and the unamortized Term Loan of $188.8 million was refinanced as part of this amendment.
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
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 2.5% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.35% of the available aggregate commitment, depending on our leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 2.32% at March 31, 2016 and 1.73% at December 31, 2015.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of March 31, 2016, we were in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of our assets continue to be pledged as collateral under the Senior Secured Credit Facility. At March 31, 2016, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	10.3 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.2 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.4 to 1	< 3.5 to 1.0
As of March 31, 2016, we had $284.7 million of borrowing capacity under the Senior Secured Credit Facility.
5.375% Senior Unsecured Notes
On December 16, 2013, we completed an offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Initial Senior Unsecured Notes" or the "Existing Notes"). The Initial Senior Unsecured Notes were issued at par, with interest payable on June 15th and December 15th of each year. We received net proceeds of $295 million, after deducting underwriting fees, and used the net proceeds from the offering to repay a portion of our outstanding borrowings, and accrued and unpaid interest outstanding under our (then) Third Amended and Restated Credit Agreement. In connection with the issuance, we capitalized $6.3 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Initial Senior Unsecured Notes.
On December 16, 2015, we completed an additional offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Tack-on Notes"). The Tack-on Notes were issued under the December 16, 2013 Indenture governing the $300 million Existing Notes, and form a part of the same series as the Existing Notes for purposes of the Indenture. The Tack-on Notes were issued at 101% with interest payable on June 15th and December 15th of each year. We received net proceeds of $299 million, after deducting underwriting fees, and used the net proceeds from the offering to repay outstanding revolver borrowings along with accrued and unpaid interest outstanding under the Senior Secured Credit Facility. In connection with the issuance, we capitalized $4.7 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Tack-on Notes.
Upon completion of this Tack-on Notes offering, the aggregate principal amount of the outstanding notes under this series is $600 million (collectively the "Senior Unsecured Notes"). The Tack-on Notes were offered with different CUSIP and ISIN numbers from the Existing Notes, and as a result thereof, will not trade fungibly until they have been assigned the same CUSIP and ISIN numbers. It is expected that the Tack-on Notes will be exchanged into the unrestricted CUSIP and ISIN numbers currently assigned to the Existing Notes one year from the date of issuance.
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
Contractual Obligations
Our commitments to make future payments as of March 31, 2016, are estimated as follows:

(in millions)	April 1 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
Tax refund due to Big Fish Games former equity holders	$0.4	$—	$—	$—	$0.4
Big Fish Games earnout	—	68.4	—	—	68.4
Big Fish Games deferred payment	28.4	28.4	—	—	56.8
Senior Secured Credit Facility	—	—	—	207.5	207.5
Interest on Senior Secured Credit Facility(1)	3.7	9.8	5.5	0.6	19.6
Term Loan A	7.1	33.0	51.9	94.4	186.4
Interest on Term Loan A(1)	3.3	7.8	5.9	0.3	17.3
Senior Unsecured Notes	—	—	—	600.0	600.0
Interest on Senior Unsecured Notes	32.3	64.5	64.5	30.9	192.2
Operating leases	10.2	16.4	4.7	2.5	33.8
Total	$85.4	$228.3	$132.5	$936.2	$1,382.4
(1)    Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the     weighted average borrowing rate of 2.3% which was the rate in place as of March 31, 2016.
As of March 31, 2016, we had approximately $2.5 million of unrecognized tax benefits. As of March 31, 2016, the fair value of the Big Fish Games earnout liability is $66.1 million, which will be paid in 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends;

•	interest rate and credit risk; and

•	foreign currency exchange risk.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At March 31, 2016, we had $393.9 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $1.5 million.

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

ITEM 4.	CONTROLS AND PROCEDURES
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
As required by the Securities and Exchange Commission Rule 13a-15(d), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the matter noted below, there have been no material changes with respect to legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Arlington and Illinois Horsemen Suit
On April 18, 2016, the Illinois Thoroughbred Horsemen’s Association, Inc. (the “ITHA”) filed a complaint against Arlington, the Illinois Racing Board (the “IRB”) and the Illinois Thoroughbred Breeders and Owners Foundation (the “ITBOF”) in the United States District Court for the Northern District of Illinois Eastern Division requesting a declaration that the ITHA is the sole and exclusive horsemen’s group authorized to enter into contract with Arlington; alleging the ITBOF and the IRB with tortious interference, alleging Arlington is in violation of the Interstate Horseracing Act and seeking a Temporary Restraining Order and Preliminary Injunction against the ITBOF, IRB and Arlington.  A hearing was held on April 20, 2016 where the court denied the ITHA’s request for a Temporary Restraining Order and Preliminary Injunction and set a status hearing for May 3, 2016.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/16-1/31/16	—	—	—	—
2/1/16-2/29/16	6,041	$125.01	—	$150,000,000
3/1/16-3/31/16	27,582	$147.83	—	—
Total	33,623	$143.73	—	$150,000,000	(2)

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.

(2)	Maximum dollar amount of shares of common stock that may yet be repurchased under our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 28, 2016	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 28, 2016	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated February 17, 2016	Exhibit 10.1 to Current Report on Form 8-K filed February 18, 2016.

10(b)	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan	Exhibit 4.4 to the Registration Statement on Form S-8 filed April 27, 2016 (No. 333-210943)

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document