Form 10-Q
period 2016-06-30
CHURCHILL DOWNS Inc
filed 2016-08-03
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at July 28, 2016 was 16,588,849 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$55.1	$74.5
Restricted cash	31.5	29.7
Accounts receivable, net of allowance for doubtful accounts of $3.4 at June 30, 2016 and $3.8 at December 31, 2015	61.5	67.8
Income taxes receivable	—	1.0
Software development, net	10.0	7.1
Other current assets	51.5	39.5
Total current assets	209.6	219.6
Property and equipment, net	577.9	573.2
Software development, net	3.8	3.2
Investment in and advances to unconsolidated affiliates	130.4	129.7
Goodwill	841.7	841.7
Other intangible assets, net	471.7	496.2
Other assets	13.0	13.8
Total assets	$2,248.1	$2,277.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74.4	$39.1
Purses payable	22.8	12.1
Account wagering deposit liabilities	23.5	20.4
Accrued expenses	97.5	97.9
Income taxes payable	36.8	—
Tax refund due to Big Fish Games former equity holders	0.4	0.4
Deferred revenue - Big Fish Games	90.1	81.3
Deferred revenue - all other	12.3	46.0
Big Fish Games deferred payment, current	28.3	28.1
Big Fish Games earnout liability, current	33.7	279.5
Current maturities of long-term debt	11.8	16.2
Dividends payable	—	19.1
Total current liabilities	431.6	640.1
Long-term debt (net of current maturities and loan origination fees of $0.6 at both June 30, 2016 and December 31, 2015)	319.7	171.9
Notes payable (including premium of $2.7 at June 30, 2016 and $3.0 at December 31, 2015 and net of debt issuance costs of $8.5 at June 30, 2016 and $9.3 at December 31, 2015)	594.2	593.7
Big Fish Games deferred payment, net of current amount due	27.3	26.7
Big Fish Games earnout liability, net of current amount due	32.9	65.7
Deferred revenue - all other	21.4	16.1
Deferred income taxes	126.0	127.9
Other liabilities	15.2	18.1
Total liabilities	1,568.3	1,660.2
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued	—	—
Common stock, no par value; 50.0 shares authorized; 16.6 shares issued at June 30, 2016 and 16.6 shares issued at December 31, 2015	123.8	134.0
Retained earnings	556.4	483.8
Accumulated other comprehensive loss	(0.4)	(0.6)
Total shareholders' equity	679.8	617.2
Total liabilities and shareholders' equity	$2,248.1	$2,277.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2016	2015	2016	2015
Net revenue:
Racing	$156.1	$155.4	$182.3	$179.2
Casinos	84.4	83.8	170.9	169.8
TwinSpires	68.2	60.7	117.6	106.1
Big Fish Games	125.2	104.5	247.3	196.4
Other Investments	4.4	4.5	8.4	8.1
Corporate	0.2	0.3	0.4	0.5
Total net revenue	438.5	409.2	726.9	660.1
Operating expense:
Racing	72.3	75.1	107.9	111.3
Casinos	60.4	61.0	121.4	122.1
TwinSpires	41.4	38.1	76.0	70.7
Big Fish Games	105.6	83.4	215.0	165.6
Other Investments	4.1	3.9	8.0	7.7
Corporate	0.4	0.8	1.0	1.8
Selling, general and administrative expense	24.6	22.1	47.7	43.6
Research and development	9.7	9.9	20.5	20.1
Calder exit costs	1.5	0.8	1.9	0.8
Acquisition-related charges	1.1	8.2	3.8	14.6
Total operating expense	321.1	303.3	603.2	558.3
Operating income	117.4	105.9	123.7	101.8
Other income (expense):
Interest income	—	—	—	0.2
Interest expense	(11.1)	(7.1)	(21.7)	(14.6)
Equity in income of unconsolidated investments	4.8	2.9	8.6	5.9
Miscellaneous, net	0.4	—	(0.1)	5.6
Total other income (expense)	(5.9)	(4.2)	(13.2)	(2.9)
Income before income tax provision	111.5	101.7	110.5	98.9
Income tax provision	(41.7)	(46.6)	(37.9)	(45.4)
Net income	$69.8	$55.1	$72.6	$53.5

Net income per common share data:

Basic net income	$4.16	$3.12	$4.32	$3.04

Diluted net income	$4.11	$3.10	$4.27	$3.02

Weighted average shares outstanding:
Basic	16.5	17.3	16.5	17.3
Diluted	17.0	17.7	17.0	17.7

Other comprehensive income (loss):
Foreign currency translation, net of tax	0.2	(0.1)	0.2	(0.4)
Other comprehensive income (loss)	0.2	(0.1)	0.2	(0.4)
Comprehensive income	$70.0	$55.0	$72.8	$53.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$72.6	$53.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.9	54.7
Software development amortization	7.5	3.1
Acquisition-related charges	3.8	14.6
Gain on sale of equity investment	—	(5.8)
Dividend from investment in unconsolidated affiliates	8.2	7.5
Big Fish Games earnout payment	(19.7)	—
Equity in income of unconsolidated investments	(8.6)	(5.9)
Stock-based compensation	9.4	6.1
Other	1.1	1.5
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Other current assets and liabilities	20.2	11.6
Software development	(10.1)	(11.2)
Income taxes	35.8	62.1
Deferred revenue	(4.2)	0.4
Other assets and liabilities	(3.1)	2.0
Net cash provided by operating activities	166.8	194.2
Cash flows from investing activities:
Additions to property and equipment	(34.5)	(22.7)
Deferred payments to Big Fish Games former equity holders	—	(1.0)
Acquisition of gaming licenses	(2.5)	—
Proceeds from sale of equity investment	1.4	6.0
Other	—	(0.3)
Net cash used in investing activities	(35.6)	(18.0)
Cash flows from financing activities:
Borrowings on bank line of credit	442.1	189.9
Repayments of bank line of credit	(298.8)	(346.5)
Big Fish Games earnout payment	(261.9)	—
Tax refund payments to Big Fish Games equity holders	—	(11.8)
Payment of dividends	(19.1)	(17.4)
Repurchase of common stock	(17.6)	(5.9)
Windfall tax provision from stock-based compensation	—	3.1
Loan origination fees and debt issuance costs	(1.4)	—
Other	5.8	5.3
Net cash used in financing activities	(150.9)	(183.3)
Net decrease in cash and cash equivalents	(19.7)	(7.1)
Effect of exchange rate changes on cash flows	0.3	(1.6)
Cash and cash equivalents, beginning of period	74.5	67.9
Cash and cash equivalents, end of period	$55.1	$59.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19.6	$13.6
Income taxes	$2.2	$0.5
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$18.5	$16.2
Repurchase of common stock included in accrued expenses	$2.2	$—
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
The following information is unaudited. Tabular dollars are in millions, except as otherwise noted. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature. For the six months ended June 30, 2015, reclassifications of certain food & beverage operations between Fair Grounds and Fair Grounds Slots were made to conform with the current year presentation. Adjusted EBITDA, a measure of our operating segment results, for our joint venture, Miami Valley Gaming ("MVG"), and our equity investment, Saratoga Casino Holdings LLC ("SCH") was reclassified to exclude depreciation and amortization expense from our Casinos segment Adjusted EBITDA. There was no impact from these reclassifications on net income or cash flows.
Our critical accounting policies are revenue recognition, goodwill and indefinite-lived intangible assets, property and equipment and income taxes. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K.
Operating Segment Reclassifications
On January 1, 2016, we realigned our Churchill Downs Interactive Gaming ("I-Gaming") and Bluff Media ("Bluff") operations from our Other Investments segment to our TwinSpires segment to correspond with internal management reporting changes. Prior period segment financial information has been reclassified to conform to the 2016 presentation.
Game Technology and Rights
Software game development costs for Big Fish Games includes costs for internally developed and purchased third party software for free-to-play games and premium game software purchased from third parties.
Costs associated with internally developed social casino and free-to-play game software that allows the user to access content in an online mode only are capitalized according to the accounting guidance governing computer software developed or obtained for internal use. Any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized as software development and costs incurred during the post-implementation/operation stages are expensed.  Once the software is placed in operation, we amortize the capitalized software cost as an operating expense over its estimated economic useful life, which is typically 18 months to three years.
Costs associated with internally developed free-to-play game software that allows the user to access content in both an online and offline mode are capitalized as software development once technological feasibility of the software has been established.  Once the software is placed in operation, we amortize the capitalized software as an operating expense over its estimated economic useful life, which is typically 18 months.  Generally, the software we develop reaches technological feasibility when a detailed program design of the software is available.  Any costs prior to the establishment of technological feasibility are expensed when incurred as research and development costs.  In addition, enhancements to existing games that increase the functionality of the game are capitalized as software development and amortized as an operating expense over the game’s estimated economic useful life which is typically 18 months.
Purchased third party free-to-play game software is capitalized as software development and amortized, once placed into service, over the game’s estimated economic useful life, which is typically 18 months.
Purchased third party software for premium games is capitalized as software development, and amortized, once placed into service, over the game’s estimated economic useful life, which is typically 12 months.
Internal use software costs for TwinSpires, I-Gaming and Big Fish Games software are capitalized in property and equipment, in accordance with accounting guidance governing computer software developed or obtained for internal use.   Once the software is placed in operation, we amortize the capitalized software as depreciation and amortization over its estimated economic useful life, which is generally three years.
Research & development expenditures are expensed as incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 61 live thoroughbred racing days during the second quarter of 2016, which compares to 66 live thoroughbred racing days during the second quarter of 2015. For the six months ended June 30, 2016, we conducted 115 live thoroughbred racing days, which compares to 123 live racing days during the six months ended June 30, 2015.
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
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance will become effective for annual periods ending after December 15, 2019. We do not expect the adoption of this standard to have a material impact on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to share-based payments. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded as an increase to shareholders' equity. Under the new ASU, windfalls are recorded as a component of income tax expense. ASU 2016-09 also requires that tax-related cash flows resulting from share-based payments be reported as a part of cash flows from operating activities. We early adopted this guidance, prospectively, as of January 1, 2016 and during the six months ended June 30, 2016 recognized an income tax benefit of $3.1 million which was recorded as a component of income taxes in cash flows provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Prior to adoption of this ASU, windfalls were presented as a component of cash flows from financing activities. Upon the adoption of this ASU, we elected to account for forfeitures when incurred under a modified retrospective approach which did not impact our financial statements. The adoption of this ASU did not have a material impact on diluted earnings per share.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During 2015, we assessed potential alternative uses of the Calder property that were not associated with the TSG lease agreement. Based on our analysis, we razed the barns that were not associated with the TSG agreement and commenced the demolition of the grandstand and certain ancillary facilities. In the six months ended June 30, 2016, we recognized Calder exit costs of $1.9 million for demolition costs related to the removal of the grandstand. We expect to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures.
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
On December 12, 2013, the facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and a 186,000-square-foot casino facility with approximately 1,630 VLTs.
Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method. Summarized financial information for MVG is comprised of the following:

(in millions)	June 30, 2016	December 31, 2015
Assets
Current assets	$14.3	$24.5
Property and equipment, net	114.5	119.7
Other assets, net	107.2	106.6
Total assets	$236.0	$250.8

Liabilities and Members' Equity
Current liabilities	$10.5	$21.6
Current portion of long-term debt	8.3	8.3
Long-term debt, excluding current portion	17.3	20.5
Other liabilities	0.1	0.1
Members' equity	199.8	200.3
Total liabilities and members' equity	$236.0	$250.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Casino revenue	$36.6	$33.2	$72.6	$65.1
Non-casino revenue	2.0	1.8	4.0	3.8
Net revenue	38.6	35.0	76.6	68.9
Operating and SG&A expense	26.5	25.0	53.3	49.6
Depreciation & amortization expense	3.3	3.2	6.5	6.3
Operating income	8.8	6.8	16.8	13.0
Interest and other expense, net	(0.9)	(1.1)	(1.8)	(2.2)
Net income	$7.9	$5.7	$15.0	$10.8
The joint venture's long-term debt consists of a $50.0 million amortizing secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through November 2019 at a 5.0% interest rate. We received distributions from MVG totaling $3.8 million for the three months ended June 30, 2016 and $7.8 million for the six months ended June 30, 2016.
Our 50% share of MVG's results has been included in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Equity in income of unconsolidated investments	$3.9	$2.8	$7.5	$5.4
NOTE 5 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST
We performed our annual goodwill and indefinite-lived intangible impairment analysis for 2016 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment and ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment as of March 31, 2016, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. We assessed goodwill and indefinite-lived intangible assets by performing step one fair value calculations on a quantitative basis for each reporting unit and indefinite-lived intangible asset. We concluded that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying value and therefore step two of the assessment was not required.
Goodwill is comprised of the following:

(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Total
Balances as of December 31, 2015	$51.7	$117.6	$132.1	$540.3	$841.7
Adjustments	—	—	—	—	—
Balances as of June 30, 2016	$51.7	$117.6	$132.1	$540.3	$841.7
The carrying amount of goodwill of our reporting segments has been retrospectively adjusted to conform to the 2016 presentation as discussed in Note 1.
Other intangible assets are comprised of the following:

	June 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$218.7	$(105.3)	$113.4	$224.8	$(86.9)	$137.9
Indefinite-lived intangible assets			358.3			358.3
Total			$471.7			$496.2
In 2016, we reduced our customer relationships intangible assets and accumulated amortization for TwinSpires by $4.6 million and Big Fish Games by $1.7 million as these amounts were fully amortized. Additionally, we submitted a payment of $2.3 million for annual license fees for Calder Casino and reduced our slot license intangible asset and accumulated amortization by $2.3 million

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as the previous amount was fully depreciated. Finally, we submitted a payment of $0.2 million to the State of Maine for table game fees that are being amortized over a 20-year license period.
NOTE 6 — INCOME TAXES
The income tax provision for the six months ended June 30, 2016 reflects a $3.1 million benefit resulting from the early adoption of ASU 2016-09 as described in Note 2. As a result, tax deductions from vesting restricted stock units in excess of the book deductions are being recognized as a discrete item during the six months ended June 30, 2016.
Certain tax authorities may periodically audit us, and we may occasionally be assessed interest and penalties by tax jurisdictions. We recognize accrued interest from uncertain income tax benefits in our income tax provision, while penalties are accrued in selling, general and administrative expenses. During the six months ended June 30, 2016, we did not record any interest expense related to uncertain income tax benefits. As of June 30, 2016, we had gross uncertain tax benefits of $2.8 million. If these benefits had been recognized, there would have been a $2.3 million decrease to annual income tax expense.
NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$30.7	$—
Big Fish Games deferred payments	—	55.6
Big Fish Games earnout liability	—	66.6
Bluff contingent consideration liability	—	2.3
Total	$30.7	$124.5

	December 31, 2015
	Level 1	Level 3
Cash equivalents and restricted cash	$30.1	$—
Big Fish Games deferred payments	—	54.8
Big Fish Games earnout liability	—	345.2
Bluff contingent consideration liability	—	2.3
Total	$30.1	$402.3
The following table presents the change in fair value of our Level 3:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Bluff Contingent Consideration	Total
Balances as of December 31, 2015	$54.8	$345.2	$2.3	$402.3
Payments	—	(281.6)	—	(281.6)
Change in fair value	0.8	3.0	—	3.8
Balances as of June 30, 2016	$55.6	$66.6	$2.3	$124.5
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of June 30, 2016 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.7% based on our cost of debt. The cost of debt was based on the observed market yields of our $600 million, 5.375% Senior Unsecured Notes ("Senior Unsecured Notes"), a Level 3 fair value measurement, and was adjusted for the difference in seniority and term of the deferred payments and earnout liability. The increase in fair values of the Big Fish Games deferred payment and earnout liability of $3.8 million during the six months ended June 30, 2016 was recorded as acquisition-related charges in the Condensed Consolidated Statements of Comprehensive Income. During 2015, Big Fish Games achieved its earnout milestones and in March

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2016, we made our first earnout payment totaling $281.6 million. Changes to our cost of debt could lead to a different fair value estimate for the deferred payments and earnout liability. A one-percentage point change in the discount rate would increase or decrease the fair value of the Big Fish Games deferred payment and earnout liability by $1.2 million.
Our accrued liability for a contingent consideration recorded in conjunction with the Bluff Media ("Bluff") acquisition was based on significant inputs not observed in the market and represent a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the Bluff contingent consideration subsequent to the acquisition date will be recognized in our Condensed Consolidated Statements of Comprehensive Income.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our $600.0 million Senior Unsecured Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Unsecured Notes was $622.5 million at June 30, 2016 and $604.1 million at December 31, 2015.
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
NOTE 8 — SHAREHOLDERS' EQUITY
In February 2016, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150.0 million with no expiration. This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization. In the second quarter of 2016, we repurchased 104,045 shares of our common stock in conjunction with our stock repurchase program at a total cost of $12.8 million, based on settlement date. We have approximately $135.0 million of repurchase authority remaining under this program at June 30, 2016, based on trade date.
NOTE 9 — STOCK-BASED COMPENSATION PLANS
2016 Equity Awards
On September 22, 2015, the Board of Directors approved the adoption of the Executive Long-Term Incentive Compensation Plan, pursuant to which certain named executive officers ("NEOs") and other key executives may earn variable equity payouts based upon us achieving certain key performance metrics.
On February 23, 2016, NEOs received 24,677 restricted stock units ("RSU") vesting equally over 3 service periods ending December 31, 2016, December 31, 2017 and December 31, 2018, and 29,633 performance share units ("PSU") with vesting contingent on financial performance measures at the end of a 34-month performance period ending December 31, 2018. The performance criteria for the PSUs consists of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA, as defined in Note 12 - Segment Information; (ii) cumulative free cash flow; and (iii) our relative total shareholder return ("TSR"). Our TSR will be ranked versus the companies in the Russell 2000 index and will be calculated based on our relative placement against the Russell 2000 index. Measurement against these criteria will be determined against a payout curve which provides a maximum number of performance share units of 250% of the original award. The total compensation cost we will recognize under the PSUs will be based upon the results of the two financial measures. We also awarded 67,468 of restricted stock shares to other employees, the majority of which vest equally over 3 service periods ending in the first quarter of 2019.
In 2016, we recognized compensation expense of $2.1 million for 2016 awards and $7.3 million for awards granted prior to 2016. At June 30, 2016, unrecognized compensation expense attributable to unvested 2016 RSU and PSU awards was $6.2 million and unrecognized compensation expense attributable to 2016 other awards was $7.0 million.
NOTE 10 — CONTINGENCIES
We are involved in litigation arising in the ordinary course of conducting business. We carry insurance for workers' compensation claims from our employees and general liability for claims from independent contractors, customers and guests. We are self-insured up to an aggregate stop loss for our general liability and workers' compensation coverages.
We review all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in the early stages of development

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
NOTE 11 — NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Numerator for basic income per common share:
Net income	$69.8	$55.1	$72.6	$53.5
Net income allocated to participating securities	(1.3)	(0.9)	(1.3)	(0.9)
Numerator for basic income per common share	$68.5	$54.2	$71.3	$52.6

Numerator for diluted income per common share	$69.8	$55.1	$72.6	$53.5

Denominator for basic and diluted net income per common share:
Basic	16.5	17.3	16.5	17.3
Plus dilutive effect of stock options and restricted stock	0.2	0.1	0.2	0.1
Plus dilutive effect of participating securities	0.3	0.3	0.3	0.3
Diluted	17.0	17.7	17.0	17.7

Income per common share:
Basic	$4.16	$3.12	$4.32	$3.04
Diluted	$4.11	$3.10	$4.27	$3.02
NOTE 12 — SEGMENT INFORMATION
We manage our operations through six operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder");

•
Casinos, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots ("Fair Grounds Slots"), Video Services, LLC ("VSI"), 50% of EBITDA from our joint venture, MVG, 25% of EBITDA from our equity investment, SCH and two hotels (Riverwalk and Harlow’s);

•	TwinSpires, which includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, Bloodstock Research Information Services ("BRIS"), Bluff and I-Gaming;

•	Big Fish Games, which is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices;

•	Other Investments, which includes United Tote and Capital View Casino & Resort Joint Venture ("Capital View"); and

•	Corporate, which includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Eliminations include the elimination of intersegment transactions. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes:

•	Changes in Big Fish Games deferred revenue;

•	50% of EBITDA of our joint venture, MVG;

•	25% of EBITDA from our SCH equity investment; and

•	Intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income.
Adjusted EBITDA excludes:

•	Big Fish Games adjustments which include:

◦	Acquisition-related charges, including the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period

•	Stock-based compensation expense;

•	Calder exit costs; and

•	Other charges and recoveries.
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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, Adjusted EBITDA by segment and reconciles Adjusted EBITDA to Comprehensive Income:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net revenue from external customers:
Racing:
Churchill Downs	$129.1	$126.8	$131.4	$128.8
Arlington	16.8	18.1	25.8	23.9
Fair Grounds	9.5	9.8	23.8	25.1
Calder	0.7	0.7	1.3	1.4
Total Racing	156.1	155.4	182.3	179.2
Casinos:
Oxford Casino	21.1	21.0	41.0	38.5
Riverwalk Casino	12.4	12.5	25.1	25.7
Harlow’s Casino	11.9	12.0	24.9	25.7
Calder Casino	20.5	19.9	40.8	40.2
Fair Grounds Slots	8.8	9.0	19.4	21.1
VSI	9.5	9.4	19.3	18.6
Saratoga	0.2	—	0.4	—
Total Casinos	84.4	83.8	170.9	169.8
TwinSpires	68.2	60.7	117.6	106.1
Big Fish Games:
Social casino	46.5	48.4	94.0	98.0
Casual and mid-core free-to-play	56.0	32.4	106.4	53.9
Premium	24.6	28.3	51.3	58.3
Fair value adjustments	(1.9)	(4.6)	(4.4)	(13.8)
Total Big Fish Games	125.2	104.5	247.3	196.4
Other Investments	4.4	4.5	8.4	8.1
Corporate	0.2	0.3	0.4	0.5
Net revenue from external customers	$438.5	$409.2	$726.9	$660.1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Intercompany net revenue:
Racing:
Churchill Downs	$7.0	$5.4	$7.3	$5.6
Arlington	1.6	1.4	2.6	2.4
Fair Grounds	—	—	1.0	0.9
Total Racing	8.6	6.8	10.9	8.9
TwinSpires	0.3	0.3	0.6	0.5
Other Investments	1.4	1.1	2.3	1.9
Eliminations	(10.3)	(8.2)	(13.8)	(11.3)
Intercompany net revenue	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$164.7	$84.4	$68.5	$125.2	$5.8	$0.2

Taxes & purses	(30.3)	(28.0)	(2.0)	—	—	—
Platform & development fees	—	—	—	(45.9)	—	—
Marketing & advertising	(1.9)	(3.1)	(3.3)	(37.1)	—	—
Salaries & benefits	(12.7)	(12.7)	(2.3)	(6.2)	(2.8)	—
Content expense	(4.8)	—	(33.5)	—	—	—
SG&A expenses	(4.0)	(5.4)	(2.8)	(4.3)	(0.9)	(2.0)
Research & development	—	—	—	(9.7)	—	—
Other operating expense	(19.9)	(9.7)	(6.2)	(3.8)	(1.0)	(0.1)
Other income (expenses)	0.2	7.8	—	(0.4)	0.2	—
Change in deferred revenue(1)	n/a	n/a	n/a	2.7	n/a	n/a

Total segment Adjusted EBITDA	$91.3	$33.3	$18.4	$20.5	$1.3	$(1.9)

	Three Months Ended June 30, 2015
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$162.2	$83.8	$61.0	$104.5	$5.6	$0.3

Taxes & purses	(31.6)	(27.9)	(2.7)	—	—	—
Platform & development fees	—	—	—	(35.6)	—	—
Marketing & advertising	(3.5)	(3.1)	(2.1)	(25.6)	—	—
Salaries & benefits	(12.4)	(12.8)	(2.4)	(5.8)	(2.8)	—
Content expense	(4.5)	—	(29.7)	—	—	—
SG&A expenses	(5.6)	(4.8)	(2.6)	(3.6)	(0.7)	(1.6)
Research & development	—	—	—	(9.9)	—	—
Other operating expense	(19.6)	(10.6)	(5.4)	(3.6)	(0.7)	(0.5)
Other income (expenses)	0.2	4.9	—	(0.3)	0.1	0.1
Change in deferred revenue(1)	n/a	n/a	n/a	8.2	n/a	n/a

Total segment Adjusted EBITDA	$85.2	$29.5	$16.1	$28.3	$1.5	$(1.7)

(1) Change in deferred revenue is included in Adjusted EBITDA only for Big Fish Games.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$193.2	$170.9	$118.2	$247.3	$10.7	$0.4

Taxes & purses	(41.5)	(56.5)	(4.8)	—	—	—
Platform & development fees	—	—	—	(90.0)	—	—
Marketing & advertising	(2.7)	(6.5)	(4.2)	(79.9)	—	—
Salaries & benefits	(21.1)	(24.8)	(4.6)	(12.2)	(5.5)	—
Content expense	(8.1)	—	(57.4)	—	—	—
SG&A expenses	(7.9)	(10.4)	(5.6)	(9.2)	(1.6)	(4.0)
Research & development	—	—	—	(20.5)	—	—
Other operating expense	(28.3)	(19.4)	(11.1)	(7.9)	(1.7)	(0.3)
Other income (expenses)	0.3	14.3	—	(0.9)	0.2	—
Change in deferred revenue(1)	n/a	n/a	n/a	8.8	n/a	n/a

Total segment Adjusted EBITDA	$83.9	$67.6	$30.5	$35.5	$2.1	$(3.9)

	Six Months Ended June 30, 2015
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$188.1	$169.8	$106.6	$196.4	$10.0	$0.5

Taxes & purses	(41.1)	(55.9)	(4.6)	—	—	—
Platform & development fees	—	—	—	(66.9)	—	—
Marketing & advertising	(4.3)	(6.2)	(3.0)	(54.8)	—	—
Salaries & benefits	(20.8)	(25.4)	(4.9)	(11.1)	(5.5)	—
Content expense	(7.7)	—	(52.3)	—	—	—
SG&A expenses	(8.7)	(11.0)	(5.5)	(8.8)	(1.1)	(2.8)
Research & development	—	—	—	(20.1)	—	—
Other operating expense	(29.8)	(21.3)	(9.9)	(7.0)	(1.6)	(1.3)
Other income (expenses)	0.3	9.9	(0.2)	(0.5)	0.1	—
Change in deferred revenue(1)	n/a	n/a	n/a	21.1	n/a	n/a

Total segment Adjusted EBITDA	$76.0	$59.9	$26.2	$48.3	$1.9	$(3.6)

(1) Change in deferred revenue is included in Adjusted EBITDA only for Big Fish Games.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Reconciliation of segment Adjusted EBITDA to comprehensive income:
Racing	$91.3	$85.2	$83.9	$76.0
Casinos	33.3	29.5	67.6	59.9
TwinSpires	18.4	16.1	30.5	26.2
Big Fish Games	20.5	28.3	35.5	48.3
Other Investments	1.3	1.5	2.1	1.9
Corporate	(1.9)	(1.7)	(3.9)	(3.6)
Total segment Adjusted EBITDA	162.9	158.9	215.7	208.7
Change in Big Fish Games deferred revenue	(2.7)	(8.2)	(8.8)	(21.1)
Selling, general and administrative:
Stock-based compensation expense	(5.3)	(3.4)	(9.4)	(6.1)
Other charges	(0.3)	—	(0.3)	—
Other income, expense:
Equity investments - interest, depreciation and amortization expense	(2.5)	(2.2)	(5.0)	(4.2)
Other (charges) and recoveries, net	—	—	(0.4)	6.1
Big Fish Games adjustments	(1.1)	(8.2)	(3.8)	(14.6)
Calder exit costs	(1.5)	(0.8)	(1.9)	(0.8)
Depreciation and amortization	(26.9)	(27.3)	(53.9)	(54.7)
Interest (expense) income, net	(11.1)	(7.1)	(21.7)	(14.4)
Income before income tax provision	111.5	101.7	110.5	98.9
Income tax provision	(41.7)	(46.6)	(37.9)	(45.4)
Net income	69.8	55.1	72.6	53.5
Foreign currency translation, net of tax	0.2	(0.1)	0.2	(0.4)
Comprehensive income	$70.0	$55.0	$72.8	$53.1
The table below presents information about equity in income (losses) of unconsolidated investments included in our reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Casinos	$4.7	$2.8	$8.8	$5.4
Other Investments	0.1	0.1	(0.2)	0.5
	$4.8	$2.9	$8.6	$5.9
The table below presents total asset information for each of our operating segments:

(in millions)	June 30, 2016	December 31, 2015
Total assets:
Racing	$434.4	$437.1
Casinos	624.7	631.3
TwinSpires	211.2	202.4
Big Fish Games	930.0	947.1
Other Investments	10.5	12.2
Corporate	37.3	47.3
	$2,248.1	$2,277.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents capital expenditures for each of our operating segments:

	Six Months Ended June 30,
(in millions)	2016	2015
Capital expenditures:
Racing	$20.8	$6.6
Casinos	6.8	11.4
TwinSpires	3.7	2.0
Big Fish Games	2.2	1.9
Other Investments	0.4	0.3
Corporate	0.6	0.5
	$34.5	$22.7
NOTE 13 — SUBSEQUENT EVENTS
Maryland Joint Venture
On August 2, 2016, we signed a limited liability company operating agreement to form a 50% joint venture with SCH to purchase all of the equity interests of Ocean Enterprise 589 LLC, Ocean Downs LLC and Racing Services LLC (“Ocean Downs”). Ocean Downs, located near Ocean City, Maryland owns and operates VLTs at the Casino at Ocean Downs and conducts harness racing at Ocean Downs Racetrack.
The new joint venture, Old Bay Gaming and Racing LLC (“Old Bay”), will manage both our and SCH’s interests in the operation of the gaming facility and racetrack. Old Bay has entered into a definitive purchase agreement through which it will acquire equity interests in entities holding the Maryland casino gaming and harness racing licenses and certain assets held by Ocean Downs. Completion of the purchase transaction is subject to regulatory approvals and other customary closing conditions.
TwinSpires Internal Revenue Service Matter
On July 18, 2016, we were notified of an Internal Revenue Service ("IRS") matter under review in which we are potentially liable for non-filing of federal withholding tax information for certain TwinSpires customers, subsequent to the acquisition of YouBet in 2010. The potential civil penalty plus interest approximates $1.6 million. Since it is not yet probable that this amount will be paid, an accrual was not recorded at June 30, 2016.

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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, including Part I – Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Our Business
Executive Overview
We are an industry leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 8,410 gaming positions in six states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include changes in bookings, net revenue, operating expense, EBITDA (earnings before interest, taxes, depreciation and amortization), operating income, earnings per share, capital spending, total cash flow and free cash flow including maintenance capital.
Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). We also use Adjusted EBITDA to evaluate our business results. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes:

•	Changes in Big Fish Games deferred revenue;

•	50% of EBITDA from our joint venture, Miami Valley Gaming, LLC ("MVG");

•	25% of EBITDA from our equity investment, Saratoga Casino Holdings, LLC ("SCH"); and

•	Intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income.
Adjusted EBITDA excludes:

•	Big Fish Games adjustments which include:

◦	Acquisition-related charges, including the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period

•	Stock-based compensation expense;

•	Calder exit costs; and

•	Other charges and recoveries.
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
For the three and six months ended June 30, 2015, certain reclassifications were made to conform with the current year presentation consisting of reclassifying expenses from our Churchill Downs Interactive Gaming ("I-Gaming") and Bluff Media operations from Other Investments to TwinSpires and reclassifying certain food & beverage operations from Fair Grounds to Fair Grounds Slots.
Our Operations
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 61 live race days in the second quarter of 2016 compared to 66 live race days in the second quarter of 2015. For the six months ended June 30, 2016, we conducted 115 live thoroughbred racing days, which compares to 123 live racing days during the six months ended June 30, 2015.

Casinos Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 8,410 gaming positions located in six states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino and collectively Fair Grounds Slots ("Fair Grounds Slots") and Video Services, LLC ("VSI"), in addition to two hotels (Riverwalk and Harlow’s). In addition, we have a 50% equity investment in MVG and a 25% equity investment in SCH. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, Bloodstock Research Information Services ("BRIS") and I-Gaming.
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
Racing Regulations and Potential Legislative Changes
Illinois
In January 2015, legislation authorizing the operation of advance deposit wagering ("ADW") with no statutory end date was introduced for consideration. The legislation was carried over for consideration during the 2016 legislative session and in March 2016, the legislation was amended to reauthorize ADW operations until December 31, 2018. Prior to the conclusion of the 2016 session, the legislation was approved by the legislature and awaits the Governor’s signature.
Casino Regulations and Potential Legislative Changes
Maine
In April 2015, legislation was filed that would expand gaming locations in the state and allow for entities such as Native American tribes in northern Maine and a harness track in southern Maine to operate casino facilities. Legislation authorizing a northern Maine casino benefiting Native American tribes expired during the legislative session. Legislation allowing for a southern Maine casino was defeated during the 2016 legislative session. Should gaming expansion occur in Maine, it could have an adverse impact on our business.
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
New York
In January 2016, legislation was filed that would authorize VLT operators and casino licensees to be eligible for an interactive gaming license. The bill provides that an interactive gaming licensee would be authorized to offer online poker games under a ten-year license. The proposed legislation limits the number of licenses to ten, establishes an initial $10 million license fee and establishes a tax rate of 15% of interactive gross gaming revenue. The bill failed to be approved by the legislature prior to the end of the 2016 legislative session.
Kentucky
In February 2016, Senate Bill 144 was introduced for consideration during the 2016 legislative session. Senate Bill 144 was a constitutional amendment that authorized the legislature to permit casino gaming and to develop a framework for casino gaming. Under the terms of the constitutional amendment, 90% of revenue generated from licensing fees and taxation would be directed to the state's pension fund. The remaining 10% of revenue would be dedicated to Kentucky's horse industry. The constitutional amendment was not considered by the legislature during the 2016 session. Should future legislation be enacted, it could have a positive impact on our business.
TwinSpires Regulations and Potential Legislative Changes
Maine
In April 2016, legislation was passed by the legislature that would regulate advance deposit wagering and implement an undetermined tax on the ADW licensee. Under the terms of the legislation, a commercial race track, off-track betting facility ("OTB") or a multi-jurisdictional account wagering provider may apply for the sole license in the state. The legislation was vetoed by the Governor but his veto was subsequently overridden by the legislature prior to the adjournment of the 2016 session. The legislation could have an adverse impact on our business, however we are evaluating alternatives to mitigate or challenge the legislation which may reduce the impact on our business.
Pennsylvania
In February 2016, legislation was signed by the Governor which is intended to provide regulatory reform to Pennsylvania’s racing industry. The legislation includes provisions related to the operation of advance deposit wagering in the state. Under the terms of the legislation, an initial license fee of $0.5 million and annual renewal fee of $0.1 million would be established. The previous ten percent tax on wagers would be removed and replaced with a one and one-half percent tax on win, place and show wagers, and a two and one-half percent tax on exotic wagers. Neither an ADW operator nor a racetrack may accept wagers within thirty-five miles of a racetrack operating a live meet. The legislation could have an adverse impact on our business, however we are evaluating alternatives to mitigate or challenge the legislation which may reduce the impact on our business.
In June 2016, the Pennsylvania House passed a gambling expansion bill that would allow the state’s existing casinos to offer online gambling. The legislation sets a one-time $8 million license fee and establishes a tax rate of 16% on wagering. The Senate is not expected to consider the bill prior to September 2016. At this time we are unable to determine if the legislation will have an impact on our business or results of operation.
California
In February 2016, Assembly Bill 2863 was introduced in California. Assembly Bill 2863 would authorize the operation of Internet poker and provide that cardrooms and federally recognized Indian tribes qualify as entities eligible to apply for a license. Racetracks would not be permitted to apply for an Internet poker license but would receive an annual $60 million appropriation from the state. The legislation establishes a licensure period of seven years but does not set forth licensing fees or taxes. The 2016 legislative session remains in session, and the potential effect of Assembly Bill 2863 on our business cannot be determined at this time.
Minnesota
In May 2016, legislation was passed that taxes and regulates ADW operations in Minnesota. Under the terms of the new law a 1.25% tax is imposed on wagers made by Minnesota residents, ADW operators are required to have a source market fee agreement with the state’s racetracks and stringent enforcement penalties are established should an operator take wagers out of the state without an agreement. The legislation could have an adverse impact on our business, however we are evaluating alternatives to reduce the impact on our business.
Michigan
In July 2016, Michigan’s Governor signed legislation aimed at preventing an ADW operator from accepting wagers in the state. The legislation could have an adverse impact on our business, however we are evaluating alternatives to mitigate or challenge the legislation which may reduce the impact on our business.

Consolidated Financial Results
The following table reflects our total net revenue, Adjusted EBITDA, operating income and certain other financial information:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(in millions)	2016	2015		$2016	2015	$
Total net revenue	$438.5	$409.2	$29.3	$726.9	$660.1	$66.8
Adjusted EBITDA	162.9	158.9	4.0	215.7	208.7	7.0
Operating income	117.4	105.9	11.5	123.7	101.8	21.9
Operating income margin	27%	26%		17%	15%
Net income	69.8	55.1	14.7	72.6	53.5	19.1
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

•
Our total net revenue increased $29.3 million driven by a $20.7 million increase from Big Fish Games primarily from casual and mid-core free-to-play game growth, a $7.5 million increase from TwinSpires due to a 16.4% increase in handle, a $0.7 million increase in Racing due to strong Kentucky Derby and Oaks week performance and a $0.4 million increase in other revenues.

•
Our Adjusted EBITDA increased $4.0 million driven by a $6.1 million increase from Racing due to a strong Kentucky Derby and Oaks week, a $3.8 million increase from Casinos as a result of our MVG and SCH investments and operational efficiencies and a $2.3 million increase from TwinSpires as a result of handle growth. Partially offsetting these increases was a $7.8 million decrease from Big Fish Games due to a $15.2 million increase in bookings, which was more than offset by a $21.8 million increase in user acquisition expense and platform and development fees and a $0.4 million decline from our other segments.

•
Our operating income increased $11.5 million driven by a $5.9 million increase in Racing primarily associated with the Kentucky Derby and Oaks week, a $3.7 million increase from Big Fish Games, a $1.7 million increase in TwinSpires as a result of a Pennsylvania tax refund and a $1.0 million increase from Casinos from organic revenue growth and operational efficiencies. Partially offsetting these improvements was a $0.7 million increase in Calder exit costs and a $0.1 million increase in other expense.

•
Our net income increased $14.7 million driven by a $11.5 million increase in operating income, a $4.9 million reduction in our income tax provision primarily due to a decrease in our effective tax rate from lower non-deductible acquisition-related charges in the current year, a $1.9 million increase in income from our equity investments and a $0.4 million increase in other income. Partially offsetting these increases was a $4.0 million increase in net interest expense associated with higher outstanding debt balances.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•
Our total net revenue increased $66.8 million driven by a $50.9 million increase from Big Fish Games primarily from casual and mid-core free-to-play game growth, a $11.6 million increase from TwinSpires due to a 13.9% increase in handle, a $3.1 million increase in Racing due to strong Kentucky Derby and Oaks week performance and a $1.2 million increase in other revenues.

•
Our Adjusted EBITDA increased $7.0 million driven by a $7.9 million increase from Racing primarily associated with Churchill Downs, a $7.7 million increase in Casinos as a result our MVG and SCH investments, organic growth and operational efficiencies within our owned properties and a $4.3 million increase from TwinSpires as a result of handle growth. Partially offsetting these increases was a $12.8 million decrease from Big Fish Games and a $0.1 million decline from our other segments.

•
Our operating income increased $21.9 million driven by a $8.7 million increase from Big Fish Games, a $7.8 million increase in Racing primarily at Churchill Downs, a $4.1 million increase in TwinSpires as a result of handle growth and a $2.8 million increase from Casinos from organic revenue growth and operational efficiencies. Partially offsetting these improvements was a $1.1 million increase in Calder exit costs and a $0.4 million increase in other expense.

•
Our net income increased $19.1 million driven by a $21.9 million increase in operating income, a $7.5 million decrease in our income tax provision primarily due to the favorable impact from the early adoption of an accounting standard related to stock-based compensation and a decrease in our effective tax rate from lower non-deductible acquisition-related charges in the current year, a $2.7 million increase in income from our equity investments and a $0.1 million increase in other income. Partially offsetting these increases was a $5.8 million gain in 2015 from the sale of our remaining HRTV investment and a $7.3 million increase in net interest expense associated with higher outstanding debt balances.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue, including intercompany revenue, for our operating segments:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(in millions)	2016	2015		$2016	2015	$
Racing:
Churchill Downs	$136.1	$132.2	$3.9	$138.7	$134.4	$4.3
Arlington	18.4	19.5	(1.1)	28.4	26.3	2.1
Fair Grounds	9.5	9.8	(0.3)	24.8	26.0	(1.2)
Calder	0.7	0.7	—	1.3	1.4	(0.1)
Total Racing	164.7	162.2	2.5	193.2	188.1	5.1
Casinos:
Oxford Casino	21.1	21.0	0.1	41.0	38.5	2.5
Riverwalk Casino	12.4	12.5	(0.1)	25.1	25.7	(0.6)
Harlow's Casino	11.9	12.0	(0.1)	24.9	25.7	(0.8)
Calder Casino	20.5	19.9	0.6	40.8	40.2	0.6
Fair Grounds Slots	8.8	9.0	(0.2)	19.4	21.1	(1.7)
VSI	9.5	9.4	0.1	19.3	18.6	0.7
Saratoga	0.2	—	0.2	0.4	—	0.4
Total Casino	84.4	83.8	0.6	170.9	169.8	1.1
TwinSpires	68.5	61.0	7.5	118.2	106.6	11.6
Big Fish Games:
Social casino	46.5	48.4	(1.9)	94.0	98.0	(4.0)
Casual and mid-core free-to-play	56.0	32.4	23.6	106.4	53.9	52.5
Premium	24.6	28.3	(3.7)	51.3	58.3	(7.0)
Fair value adjustments	(1.9)	(4.6)	2.7	(4.4)	(13.8)	9.4
Total Big Fish Games	125.2	104.5	20.7	247.3	196.4	50.9
Other Investments	5.8	5.6	0.2	10.7	10.0	0.7
Corporate	0.2	0.3	(0.1)	0.4	0.5	(0.1)
Eliminations	(10.3)	(8.2)	(2.1)	(13.8)	(11.3)	(2.5)
Total Net Revenue	$438.5	$409.2	$29.3	$726.9	$660.1	$66.8
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

•
Racing revenue increased $2.5 million primarily from a successful Kentucky Derby and Oaks week. Churchill Downs benefited from increased ticket sales revenue associated with its new premium indoor seating and Turf Club venues, increased media revenue and record attendance. Partially offsetting this increase were decreases at Churchill Downs and Arlington from a shift in the racing calendar which resulted in five fewer race days.

•	Casinos revenue increased $0.6 million driven primarily due to a refined marketing program at Calder that led to new member sign-ups and increased slot handle.

•	TwinSpires revenue increased $7.5 million primarily due to a 26% increase in active players. Handle growth of 16.4% outpaced U.S. thoroughbred industry performance by 16.7 percentage points.

•
Big Fish Games revenue increased $20.7 million primarily driven by a $23.6 million increase in casual and mid-core free-to-play revenue from multiple games including Sunken Secrets, Fairway Solitaire Blast, Cascade, Gummy Drop! and Dungeon Boss. Fair value adjustments decreased $2.7 million compared to the second quarter of 2015 and reflect the adjustments to fair value of the deferred revenue balance assumed as part of the Big Fish Games acquisition based on business combination accounting rules. There was also a $3.7 million decrease in premium games revenue and a $1.9 million decrease in social casino revenue driven by a decrease in bookings.

•	Eliminations increased $2.1 million driven by higher intercompany transactions between Racing locations, TwinSpires and United Tote.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•
Racing revenue increased $5.1 million driven by a $6.4 million increase in Arlington and Churchill Downs pari-mutuel and other operational revenue. This increase was primarily due to a successful Kentucky Derby and Oaks week partially offset by a shift in the racing calendar that resulted in five fewer race days. Partially offsetting this increase was a $1.3 million decrease in Fair Grounds and Calder revenue primarily driven by three fewer race days and a 4% decline in handle at Fair Grounds.

•
Casinos revenue increased $1.1 million driven by a $2.5 million increase in Oxford revenue due to successful promotional activities and milder winter weather that led to higher visitation and improvements in market share, a $0.6 million increase at Calder due to successful marketing promotions, a $0.7 million increase in VSI revenue due to the installation of upgraded video poker machines and the improved performance of OTB facilities that are not included within the Orleans Parish smoking ban limits and $0.4 million of other revenue. Partially offsetting these increases was a $1.7 million decline in Fair Grounds Slots revenue which was negatively impacted by a smoking ban in Orleans Parish which commenced in April 2015 and increased competition and a $1.4 million decrease in Mississippi revenue as a result of declines in the market.

•	TwinSpires revenue increased $11.6 million and was primarily due to a 25% increase in active players. Handle growth of 13.9% outpaced U.S. thoroughbred industry performance by 12.7 percentage points.

•
Big Fish Games revenue increased $50.9 million primarily driven by a $52.5 million increase in casual and mid-core free-to-play revenue from multiple games including Gummy Drop!, Dungeon Boss, Fairway Solitaire Blast, Sunken Secrets and Cascade. Fair value adjustments decreased $9.4 million and reflect the adjustments to fair value of the deferred revenue balance assumed as part of the Big Fish Games acquisition based on business combination accounting rules which were greater during the first six months of 2015. There was also a $7.0 million decrease in premium games revenue and a $4.0 million decrease in social casino revenue driven by a decrease in bookings.

•	Other Investments revenue increased $0.7 million due to international equipment sales and higher totalisator fees from new customers at United Tote.

•	Eliminations increased $2.5 million driven by higher intercompany transactions between Racing locations, TwinSpires and United Tote.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires (1)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Racing:
Churchill Downs
Race Days	36	38	36	38
Total handle	$405.8	$406.7	$415.1	$416.0
Net pari-mutuel revenue	$42.2	$42.9	$44.0	$44.6
Commission %	10.4%	10.5%	10.6%	10.7%
Arlington
Race Days	25	28	25	28
Total handle	$110.4	$129.2	$172.8	$173.2
Net pari-mutuel revenue	$14.7	$15.9	$24.3	$22.4
Commission %	13.3%	12.3%	14.1%	12.9%
Fair Grounds
Race Days	—	—	54	57
Total handle	$21.2	$21.9	$186.5	$194.2
Net pari-mutuel revenue	$4.7	$4.9	$17.2	$18.1
Commission %	22.2%	22.4%	9.2%	9.3%
Total Racing
Race Days	61	66	115	123
Total handle	$537.4	$557.8	$774.4	$783.4
Net pari-mutuel revenue	$61.6	$63.7	$85.5	$85.1
Commission %	11.5%	11.4%	11.0%	10.9%
TwinSpires.com
Total handle	$337.0	$289.4	$573.7	$503.5
Net pari-mutuel revenue	$62.3	$55.8	$107.2	$97.1
Commission %	18.5%	19.3%	18.7%	19.3%
Eliminations (2)
Total handle	$(69.0)	$(56.5)	$(85.7)	$(70.8)
Net pari-mutuel revenue	$(8.3)	$(6.9)	$(10.5)	$(8.8)
Total
Handle	$805.4	$790.7	$1,262.4	$1,216.1
Net pari-mutuel revenue	$115.6	$112.6	$182.2	$173.4
Commission %	14.4%	14.2%	14.4%	14.3%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.com.

(2)	Eliminations include the elimination of intersegment transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Oxford Casino
Slot handle	$197.4	$186.2	$371.6	$344.6
Net slot revenue	16.3	16.4	31.3	29.6
Net gaming revenue	20.1	20.0	39.0	36.6
Riverwalk Casino
Slot handle	$127.6	$132.0	$261.1	$268.5
Net slot revenue	10.3	10.5	21.2	21.8
Net gaming revenue	11.6	11.8	23.7	24.3
Harlow’s Casino
Slot handle	$130.2	$135.4	$267.3	$287.6
Net slot revenue	10.3	10.4	21.7	22.3
Net gaming revenue	11.2	11.4	23.5	24.5
Calder Casino
Slot handle	$268.4	$255.5	$523.1	$517.9
Net slot revenue	19.6	19.1	39.1	38.7
Net gaming revenue	19.6	19.0	39.1	38.6
Fair Grounds Slots and Video Poker
Slot handle	$95.9	$99.4	$209.4	$223.2
Net slot revenue	8.5	8.7	18.8	20.6
Net gaming revenue	17.9	18.2	38.0	39.1

Total net gaming revenue	$80.4	$80.4	$163.3	$163.1

Big Fish Games

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Bookings (1)
Social casino	$46.3	$48.2	$93.7	$97.5
Casual and mid-core free-to-play	57.6	36.5	112.6	63.5
Premium	24.0	28.0	49.8	56.5
Total bookings	127.9	112.7	256.1	217.5

Total revenue	125.2	104.5	247.3	196.4
Change in deferred revenue	2.7	8.2	8.8	21.1
Total bookings	$127.9	$112.7	$256.1	$217.5

(1)
Bookings is a non-GAAP financial measure equal to the revenue recognized plus the change in deferred revenue for the periods presented. This non-GAAP measure may differ from other companies' definition of this measure, and it should not be considered a substitute for, or superior to, any other measure provided in accordance with GAAP.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(in millions)	2016	2015		$2016	2015	$
Taxes and purses	60.3	62.2	(1.9)	102.8	101.6	1.2
Platform & development fees	45.9	35.6	10.3	90.0	66.9	23.1
Marketing & advertising	45.2	34.3	10.9	93.0	68.1	24.9
Salaries & benefits	36.7	36.2	0.5	68.3	67.7	0.6
Content expense	28.6	26.4	2.2	52.8	49.5	3.3
Depreciation & amortization	26.9	27.3	(0.4)	53.9	54.7	(0.8)
SG&A expense	24.6	22.1	2.5	47.7	43.6	4.1
Research & development	9.7	9.9	(0.2)	20.5	20.1	0.4
Calder exit costs	1.5	0.8	0.7	1.9	0.8	1.1
Acquisition-related charges	1.1	8.2	(7.1)	3.8	14.6	(10.8)
Other operating expense	40.6	40.3	0.3	68.5	70.7	(2.2)
Total expense	$321.1	$303.3	$17.8	$603.2	$558.3	$44.9
Percent of revenue	73%	74%		83%	85%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Significant items affecting comparability of consolidated operating expense include:

•
Purses and racing and casino handle-based taxes decreased $1.9 million driven by a $1.2 million decrease in purses primarily from five fewer live race days at Arlington and Churchill Downs and a $1.7 million decrease driven by a Pennsylvania tax refund related to TwinSpires. These decreases were partially offset by a $1.0 million increase in other pari-mutuel taxes related to TwinSpires.

•
Platform and development fees at Big Fish Games increased $10.3 million driven by a $6.5 million increase in platform fees from higher bookings, a $2.3 million increase in developer fees, and a $3.0 million benefit associated with business combination accounting rules that was higher during the second quarter of 2015 than the second quarter of 2016, partially offset by a decrease of $1.5 million of amortization expense related to the timing of game launches.

•
Marketing and advertising expense increased $10.9 million driven primarily by an $11.5 million increase in Big Fish Games user acquisition expense associated with casual and mid-core free-to-play games and a $1.2 million increase in TwinSpires marketing associated with the Kentucky Derby and Oaks week. These increases were partially offset by a $1.6 million decrease in Racing from a change in internal ticket classification at Churchill Downs and a $0.2 million decrease in other expenses.

•	Salaries and benefits expense increased $0.5 million primarily driven by increases in contract services related to Kentucky Derby and Oaks week and additional personnel added at Big Fish Games.

•	Content expense increased $2.2 million driven by an increase in third-party pari-mutuel content fees at TwinSpires associated with a 16.4% handle increase.

•
Selling, general and administrative expense increased $2.5 million driven primarily by a $1.9 million increase in stock-based compensation expense, a $0.4 million increase in professional fees and a $0.2 million increase in other expenses.

•
Research and development expense decreased $0.2 million as a $1.2 million increase in capitalized payroll related to Big Fish Games software development was partially offset by a $1.0 million increase in all other Big Fish Game expenses.

•	Calder exit costs increased $0.7 million due to expenditures for ongoing grandstand demolition costs.

•
Acquisition-related charges decreased $7.1 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially funded during the fourth quarter of 2015 and the first quarter of 2016.

•
Other operating expense increased $0.3 million in 2016. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Merchant fee and contract services associated with the Kentucky Derby and Oaks week events increased $1.0 million and other expenses increased $0.5 million. Partially offsetting these increases was a $0.9 million decline in insurance and property taxes primarily from the cessation of pari-mutuel racing and demolition of property at Calder and a $0.3 million decrease in corporate deferred compensation expense related to prior periods.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Significant items affecting comparability of consolidated operating expense include:

•
Purses and racing and casino handle-based taxes increased $1.2 million driven by a $0.7 million increase in casino taxes driven by revenue growth at Oxford and a $0.5 million increase in purses primarily associated with additional host days at Arlington during the first quarter of 2016.

•
Platform and development fees at Big Fish Games increased $23.1 million driven by a $14.5 million increase in platform fees from higher bookings, a $4.5 million increase in developer fees and a $5.5 million benefit associated with business combination accounting rules that was higher during the second quarter of 2015 than the second quarter of 2016, partially offset by a decrease of $1.0 million of amortization expense related to the timing of game launches and a $0.4 million decrease in other fees.

•
Marketing and advertising expense increased $24.9 million driven primarily by a $25.1 million increase in Big Fish Games user acquisition expense primarily associated with casual and mid-core free-to-play games, partially offset by a $0.2 million decrease in other expenses.

•	Salaries and benefits expense increased $0.6 million primarily driven by increases in contract services related to Kentucky Derby and Oaks week and additional personnel added at Big Fish Games.

•	Content expense increased $3.3 million driven by an increase in third-party pari-mutuel content fees at TwinSpires associated with a 13.9% handle increase.

•	Depreciation and amortization expense decreased $0.8 million driven primarily by a reduction in expense at Calder associated with fully depreciated racing assets.

•	Selling, general and administrative expense increased $4.1 million driven primarily by a $3.3 million increase in stock-based compensation expense and a $0.8 million increase in professional fees.

•
Research and development expense increased $0.4 million as total expenses of $1.6 million were partially offset by $1.2 million associated with higher capitalized payroll related to Big Fish Games software development.

•	Calder exit costs increased $1.1 million due to expenditures for ongoing grandstand demolition costs.

•
Acquisition-related charges decreased $10.8 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially funded during the fourth quarter of 2015 and the first quarter of 2016.

•
Other operating expense decreased $2.2 million in 2016. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Expenses decreased due to a $1.5 million decline in insurance and property taxes primarily from the cessation of pari-mutuel racing and demolition of property at Calder and a $0.9 million decrease in corporate deferred compensation expense related to prior periods, partially offset by $0.2 million increase in other expenses.

Corporate Allocated Expense
On January 1, 2016, we prospectively implemented a change in accounting estimate for corporate expense allocated to other operating segments to use an activity based allocation rather than a revenue based allocation. Excluding corporate stock-based compensation, the table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(in millions)	2016	2015		$2016	2015	$
Racing	$(1.5)	$(3.0)	$1.5	$(2.8)	$(3.7)	$0.9
Casinos	(1.7)	(1.0)	(0.7)	(3.2)	(3.3)	0.1
TwinSpires	(1.4)	(0.9)	(0.5)	(2.6)	(2.1)	(0.5)
Big Fish Games	(0.6)	(0.7)	0.1	(1.3)	(1.5)	0.2
Other Investments	(0.4)	(0.1)	(0.3)	(0.7)	(0.2)	(0.5)
Corporate allocated expense	5.6	5.7	(0.1)	10.6	10.8	(0.2)
Total Corporate allocated expense	$—	$—	$—	$—	$—	$—
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
For the six months ended June 30, 2015, we reclassified expenses from our I-Gaming and Bluff Media operations from Other Investments to TwinSpires to conform with current year presentation.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(in millions)	2016	2015		$2016	2015	$
Racing	$91.3	$85.2	$6.1	$83.9	$76.0	$7.9
Casinos	33.3	29.5	3.8	67.6	59.9	7.7
TwinSpires	18.4	16.1	2.3	30.5	26.2	4.3
Big Fish Games	20.5	28.3	(7.8)	35.5	48.3	(12.8)
Other Investments	1.3	1.5	(0.2)	2.1	1.9	0.2
Corporate	(1.9)	(1.7)	(0.2)	(3.9)	(3.6)	(0.3)
Total segment Adjusted EBITDA	$162.9	$158.9	$4.0	$215.7	$208.7	$7.0
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

•
Racing Adjusted EBITDA increased $6.1 million due to increased profitability of $5.2 million from the Kentucky Derby and Oaks week driven by increased ticket sales revenue, increased media revenue and record attendance. Racing also benefited from a $1.5 million decrease in corporate allocated expense and a $0.7 million increase in other items. Partially offsetting these increases was a racing calendar shift that resulted in a $1.3 million decrease at Churchill Downs and Arlington from five fewer race days.

•
Casinos Adjusted EBITDA increased $3.8 million driven by a $1.4 million increase at Saratoga from management fee income and equity income, a $1.1 million increase at our Mississippi properties from operational expense improvements, a $1.0 million increase at MVG from increased equity income driven by successful promotional activities driving market share growth, a $0.5 million increase at Calder primarily from the implementation of successful marketing and promotional campaigns and a $0.5 million increase in other income. Partially offsetting these increases was a $0.7 million increase in corporate allocated expense.

•
TwinSpires Adjusted EBITDA increased $2.3 million driven by a $3.3 million favorable impact of increased wagering, net of content costs, from handle growth of 16.4% and a 26% increase in active players. Taxes and purses decreased by $0.7 million due to a $1.7 million Pennsylvania tax refund partially offset by an increase in taxes in certain other jurisdictions. These increases were partially offset by a $1.2 million increase in marketing and advertising expense efforts associated with the Kentucky Derby and Oaks week and a $0.5 million increase in corporate allocated expense.

•
Big Fish Games Adjusted EBITDA decreased $7.8 million. The bookings increase of $15.2 million that is primarily related to growth in casual and mid-core free-to-play games was more than offset by increases of $11.5 million in user acquisition expense, $6.5 million in platform fees, $2.3 million in developer fees, $1.2 million of other increases and a $3.0 million benefit associated with business combination accounting rules that was higher during the second quarter of 2015 than the second quarter of 2016, partially offset by a decrease of $1.5 million of amortization expense related to the timing of game launches.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•
Racing Adjusted EBITDA increased $7.9 million due to increased profitability of $5.2 million from the Kentucky Derby and Oaks week driven by increased ticket sales revenue, increased media revenue and record attendance. Arlington increased $0.9 million on higher pari-mutuel revenue associated with additional host days during the first quarter of 2016, Calder increased $1.1 million from property tax and insurance savings from the cessation of pari-mutuel operations, Racing benefited from a $0.9 million decrease in corporate allocated expense and $1.1 million in other items. Partially offsetting these increases was a $1.3 million decrease at Churchill and Arlington from five fewer live race days.

•
Casinos Adjusted EBITDA increased $7.7 million driven by a $2.6 million increase at Saratoga from management fee income and equity income, a $2.0 million increase at MVG from increased equity income driven by successful promotional activities driving market share growth, a $1.7 million increase at Oxford from a strong regional gaming market and higher Oxford market share, a $1.1 million increase at our Mississippi properties from operational expense improvements, and a $1.0 million increase at Calder from the implementation of successful marketing and promotional campaigns. Partially offsetting these increases was a $0.7 million decline at Fair Ground Slots and VSI associated with the April 2015 introduction of a parish-wide smoking ban.

•
TwinSpires Adjusted EBITDA increased $4.3 million driven by a $5.3 million favorable impact of increased wagering, net of content costs, from handle growth of 13.9% and a 25% increase in active players and $1.0 million in other items. Taxes and purses increased $0.2 million which includes a $1.9 million increase in taxes from higher handle and tax rates in certain jurisdictions, which was partially offset by a $1.7 million Pennsylvania tax refund. There was also a $1.3 million increase in marketing and advertising associated with Kentucky Derby and Oaks week and a $0.5 million increase in corporate allocated expense.

•
Big Fish Games Adjusted EBITDA decreased $12.8 million. A $38.6 million increase in bookings that is primarily related to growth in casual and mid-core free-to-play games was more than offset by increases of $25.1 million in user acquisition expense, $14.5 million in platform fees, $4.5 million in developer fees, $2.8 million of other increases, and $5.5 million benefit associated with business combination accounting rules that was higher during the second half of 2015 than the second half of 2016 partially offset by a decrease of $1.0 million of amortization expense related to the timing of game launches.

Reconciliation of segment Adjusted EBITDA to Comprehensive Income

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(in millions)	2016	2015		$2016	2015	$
Total segment Adjusted EBITDA	$162.9	$158.9	$4.0	$215.7	$208.7	$7.0
Change in Big Fish Games deferred revenue	(2.7)	(8.2)	5.5	(8.8)	(21.1)	12.3
Selling, general and administrative:
Stock-based compensation expense	(5.3)	(3.4)	(1.9)	(9.4)	(6.1)	(3.3)
Other charges	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Other income, expense:
Equity investments - interest, depreciation and amortization expense	(2.5)	(2.2)	(0.3)	(5.0)	(4.2)	(0.8)
Other (charges) and recoveries, net	—	—	—	(0.4)	6.1	(6.5)
Big Fish Games adjustments	(1.1)	(8.2)	7.1	(3.8)	(14.6)	10.8
Calder exit costs	(1.5)	(0.8)	(0.7)	(1.9)	(0.8)	(1.1)
Depreciation and amortization	(26.9)	(27.3)	0.4	(53.9)	(54.7)	0.8
Interest (expense) income, net	(11.1)	(7.1)	(4.0)	(21.7)	(14.4)	(7.3)
Income before income tax provision	111.5	101.7	9.8	110.5	98.9	11.6
Income tax provision	(41.7)	(46.6)	4.9	(37.9)	(45.4)	7.5
Net income	69.8	55.1	14.7	72.6	53.5	19.1
Foreign currency translation, net of tax	0.2	(0.1)	0.3	0.2	(0.4)	0.6
Comprehensive income	$70.0	$55.0	$15.0	$72.8	$53.1	$19.7
Three Months Ended June 3, 2016 Compared to Three Months Ended June 30, 2015

•
Change in Big Fish Games deferred revenue decreased $5.5 million driven by business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value.

•	Stock-based compensation expense increased $1.9 million driven by an increase in expense associated with awards granted to named executive officers and other employees.

•	Other selling, general and administrative charges increased $0.3 million due to severance and relocation expenses at TwinSpires.

•
Equity investments - interest, depreciation and amortization expense increased $0.3 million driven primarily by an increase in amortization expense related to the basis difference between the fair value of the property and equipment and definite-lived intangible from our SCH investment.

•
Big Fish Games adjustments decreased $7.1 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially paid during the fourth quarter of 2015 and the first quarter of 2016.

•	Calder exit costs increased $0.7 million driven by grandstand demolition costs in preparation for future use and to achieve operational cost savings.

•	Depreciation and amortization expense decreased $0.4 million primarily driven by a reduction in expense at Calder associated with fully depreciated racing assets.

•
Interest (expense) income, net increased $4.0 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Senior Secured Credit Facility for payment of the Big Fish Games earnout liability.

•	Income tax provision decreased $4.9 million driven by a benefit from a decrease in our effective tax rate from lower non-deductible acquisition-related charges.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•
Change in Big Fish Games deferred revenue decreased $12.3 million driven by business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value.

•	Stock-based compensation expense increased $3.3 million driven by an increase in expense associated with awards granted to named executive officers and other employees.

•
Equity investments - interest, depreciation and amortization expense increased $0.8 million driven primarily by an increase in amortization expense related to the basis difference between the fair value of the property and equipment and definite-lived intangible from our SCH investment.

•
Other (charges) and recoveries, net decreased $6.5 million driven by a 2015 gain of $5.8 million from the sale of our remaining ownership interest in HRTV, $0.6 million in expenses related to a development costs which did not recur and $0.1 million of other expense.

•
Big Fish Games adjustments decreased $10.8 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially paid during the fourth quarter of 2015 and the first quarter of 2016.

•	Calder exit costs increased $1.1 million driven by grandstand demolition costs in preparation for future use and to achieve operational cost savings.

•	Depreciation and amortization expense decreased $0.8 million primarily driven by a reduction in expense at Calder associated with fully depreciated racing assets.

•
Interest (expense) income, net increased $7.3 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Senior Secured Credit Facility for payment of the Big Fish Games earnout liability.

•
Income tax provision decreased $7.5 million driven by a benefit from a decrease in our effective tax rate from lower non-deductible acquisition-related charges and the early adoption of a stock-based compensation accounting standard.

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	June 30, 2016	December 31, 2015	Change
Total assets	$2,248.1	$2,277.4	$(29.3)
Total liabilities	$1,568.3	$1,660.2	$(91.9)
Total shareholders' equity	$679.8	$617.2	$62.6
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets decreased $29.3 million driven by a $24.4 million reduction in intangible assets related to amortization expense partially offset by the payment of Calder's annual gaming license, a $19.4 million decrease in unrestricted cash due to the utilization of excess cash to fund share repurchases, term loan payments and a portion of the Big Fish Games earnout payment, and a $6.2 million reduction in accounts receivable due to receipts related to the 2016 Kentucky Derby and Oaks events partially offset by an increase in TwinSpires and Racing related receivables generated during the second quarter. Partially offsetting these decreases was a $6.8 million increase in Big Fish Games prepaid developer and platform fees, a $5.1 million increase in prepaid assets for general contract renewals and annual insurance premiums, a $4.8 million increase in property and equipment, and a $4.0 million increase in all other assets.

•
Total liabilities decreased $91.9 million driven by a $281.6 million Big Fish Games earnout payment, a $24.9 million decrease in deferred revenue due to revenue recognition for the 2016 Kentucky Derby and Oaks events partially offset by an increase in deferred revenue from Big Fish Games bookings growth and a $19.1 million payment of annual dividends. Partially offsetting these decreases was a $144.0 million increase in our total debt balance as we borrowed under our Senior Secured Credit Facility to fund the Big Fish Games earnout payment, a $36.8 million increase in income taxes payable primarily due to current year taxable income generated, a $35.3 million increase in accounts payable due to the timing of TwinSpires and Racing related liability payments, a $10.7 million increase in purses payable related to the spring meets at Churchill Downs and Arlington, and a $6.9 million increase in all other liabilities.

•
Total shareholders’ equity increased $62.6 million driven by $72.6 million of net income and $10.0 million from the amortization of restricted stock expense. Partially offsetting these increases was a $15.0 million decrease related to stock repurchases, a $4.8 million decrease from the cancellation of shares for the recognition of an income tax liability on vested shares, and a $0.2 decrease in all other equity.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,		Change
Cash flows from:	2016	2015	$
Operating activities	$166.8	$194.2	$(27.4)
Investing activities	$(35.6)	$(18.0)	$(17.6)
Financing activities	$(150.9)	$(183.3)	$32.4
Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

•
Cash provided by operating activities decreased $27.4 million driven by $20.3 million in federal tax refunds received in the prior year, a $19.7 million earnout payment in March 2016 related to Big Fish Games achieving its 2015 earnout milestones, and a $11.0 million decrease in Big Fish Games cash flows. Partially offsetting these decreases was $10.0 million received related to an advance associated with our food and beverage operations at Churchill Downs, a $9.3 million increase in other working capital items, an increase of $3.1 million of tax windfall from the early adoption of ASU 2016-09 as discussed in Note 2 of the Consolidated Financial Statements, and increases of $1.2 million in other operating items.

•
Cash used in investing activities increased $17.6 million driven by $11.8 million in higher capital expenditures, $4.6 million in lower proceeds from sales of investments, and a $2.5 million increase from the timing in acquisitions of gaming licenses. Partially offsetting these increases were $1.3 million in decreases in other investing activities.

•
Cash used in financing activities decreased $32.4 million driven by a $300.0 million increase in net borrowings under our Senior Secured Credit Facility and $11.8 million in prior year tax refund payments to Big Fish Games. Partially offsetting these items was a $261.9 million outflow related to the payment of the Big Fish Games earnout, an $11.7 million increase in stock repurchase activity and $5.8 million in other financing activities.

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
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, "Net cash provided by operating activities":

	Six Months Ended June 30,		Change
(in millions)	2016	2015	$
Maintenance-related capital expenditures	$16.3	$16.8	$(0.5)
Capital project expenditures	18.2	5.9	12.3
Additions to property and equipment	$34.5	$22.7	$11.8

Net cash provided by operating activities	$166.8	$194.2	$(27.4)
Maintenance-related capital expenditures	(16.3)	(16.8)	0.5
Free cash flow	$150.5	$177.4	$(26.9)
In the first six months of 2016, maintenance-related capital expenditures decreased $0.5 million. In the first six months of 2016, capital project expenditures increased by $12.3 million driven by expenditures related to the premium indoor seating and Turf Club project at Churchill Downs.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, net of loan origination and debt issuance costs and including premium:

(in millions)	June 30, 2016	December 31, 2015	Change
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2018	$141.0	$—	$141.0
Term Loan due 2019	183.4	188.1	(4.7)
Swing line of credit	7.1	—	7.1
Total Senior Secured Credit Facility	331.5	188.1	143.4
5.375% Senior Unsecured Notes due 2021	594.2	593.7	0.5
Total debt	925.7	781.8	143.9
Current maturities of long-term debt	11.8	16.2	(4.4)
Total debt, net of current maturities	$913.9	$765.6	$148.3
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
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 2.5% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.15% to 0.35% of the available aggregate commitment, depending on our leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 2.4% at June 30, 2016 and 1.7% at December 31, 2015.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of June 30, 2016, we were in compliance with all covenants under the Senior Secured Credit Facility, and we have significant assets pledged as collateral under the Senior Secured Credit Facility. At June 30, 2016, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	9.3 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.0 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.2 to 1	< 3.5 to 1.0
As of June 30, 2016, we had $7.2 million in letter of credit commitments which reduced the total available capacity under the Senior Secured Credit Facility to $344.7 million.
5.375% Senior Unsecured Notes
On December 16, 2013, we completed an offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Initial Senior Unsecured Notes" or the "Existing Notes"). The Initial Senior Unsecured Notes were issued at par, with interest payable on June 15th and December 15th of each year. We received net proceeds of $295 million, after deducting underwriting fees, and used the net proceeds from the offering to repay a portion of our outstanding revolver borrowings, and accrued and unpaid interest outstanding under our (then) Third Amended and Restated Credit Agreement. In connection with the issuance, we capitalized $6.3 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Initial Senior Unsecured Notes.
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

Contractual Obligations
Our commitments to make future payments as of June 30, 2016, are estimated as follows:

(in millions)	July 1 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
Tax refund due to Big Fish Games former equity holders	$0.4				$0.4
Big Fish Games earnout		68.9			68.9
Big Fish Games deferred payment	28.7	28.7			57.4
Senior Secured Credit Facility				148.1	148.1
Interest on Senior Secured Credit Facility(1)	1.7	7.0	7.0	0.5	16.2
Term Loan	4.7	33.0	51.9	94.4	184.0
Interest on Term Loan(1)	2.2	7.9	5.9	0.3	16.3
Senior Unsecured Notes				600.0	600.0
Interest on Senior Unsecured Notes	16.1	64.5	64.5	30.9	176.0
Operating leases	6.8	16.4	4.7	2.5	30.4
Total	$60.6	$226.4	$134.0	$876.7	$1,297.7
(1)    Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the     weighted average borrowing rate of 2.4% which was the rate in place as of June 30, 2016.
As of June 30, 2016, we had approximately $2.3 million of unrecognized tax benefits. As of June 30, 2016, the fair value of the Big Fish Games earnout liability is $66.6 million, which will be paid in 2017 and 2018.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At June 30, 2016, we had $332.1 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $2.2 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(d), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased based upon trade date during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
4/1/16-4/30/16	—	$—	—	$150.0
5/1/16-5/31/16	—	—	—	—
6/1/16-6/30/16	121,858	123.07	121,858	(15.0)
Total	121,858	$123.07	121,858	$135.0	(1)

(1)	Maximum dollar amount of shares of common stock that may yet be repurchased under our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 3, 2016	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

August 3, 2016	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document