Form 10-Q
period 2016-09-30
CHURCHILL DOWNS Inc
filed 2016-10-27
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at October 21, 2016 was 16,607,697 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$56.9	$74.5
Restricted cash	31.3	29.7
Accounts receivable, net of allowance for doubtful accounts of $3.5 at September 30, 2016 and $3.8 at December 31, 2015	50.8	67.8
Income taxes receivable	—	1.0
Software development, net	10.5	7.1
Other current assets	51.7	39.5
Total current assets	201.2	219.6
Property and equipment, net	573.3	573.2
Software development, net	5.2	3.2
Investment in and advances to unconsolidated affiliates	131.4	129.7
Goodwill	841.7	841.7
Other intangible assets, net	458.4	496.2
Other assets	13.5	13.8
Total assets	$2,224.7	$2,277.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53.9	$39.1
Purses payable	18.9	12.1
Account wagering deposit liabilities	22.1	20.4
Accrued expense	101.0	97.9
Income taxes payable	22.0	—
Tax refund due to Big Fish Games former equity holders	—	0.4
Deferred revenue - Big Fish Games	86.3	81.3
Deferred revenue - all other	11.1	46.0
Big Fish Games deferred payment, current	28.6	28.1
Big Fish Games earnout liability, current	34.1	279.5
Current maturities of long-term debt	13.0	16.2
Dividends payable	—	19.1
Total current liabilities	391.0	640.1
Long-term debt (net of current maturities and loan origination fees of $0.6 at both September 30, 2016 and December 31, 2015)	312.7	171.9
Notes payable (including premium of $2.6 at September 30, 2016 and $3.0 at December 31, 2015 and net of debt issuance costs of $8.1 at September 30, 2016 and $9.3 at December 31, 2015)	594.5	593.7
Big Fish Games deferred payment, net of current amount due	27.5	26.7
Big Fish Games earnout liability, net of current amount due	33.1	65.7
Deferred revenue - all other	21.4	16.1
Deferred income taxes	133.5	127.9
Other liabilities	15.6	18.1
Total liabilities	1,529.3	1,660.2
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued	—	—
Common stock, no par value; 50.0 shares authorized; 16.6 shares issued at September 30, 2016 and 16.6 shares issued at December 31, 2015	130.7	134.0
Retained earnings	565.1	483.8
Accumulated other comprehensive loss	(0.4)	(0.6)
Total shareholders' equity	695.4	617.2
Total liabilities and shareholders' equity	$2,224.7	$2,277.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2016	2015	2016	2015
Net revenue:
Racing	$38.5	$38.8	$220.8	$218.0
Casinos	83.0	82.7	253.9	252.5
TwinSpires	54.7	50.4	172.3	156.5
Big Fish Games	122.3	103.6	369.6	300.0
Other Investments	4.5	4.0	12.9	12.1
Corporate	0.4	0.3	0.8	0.8
Total net revenue	303.4	279.8	1,030.3	939.9
Operating expense:
Racing	41.5	41.0	149.4	152.3
Casinos	61.4	60.8	182.8	182.9
TwinSpires	36.8	33.9	112.8	104.6
Big Fish Games	94.5	80.0	309.5	245.6
Other Investments	3.9	4.1	11.9	11.8
Corporate	0.5	0.5	1.5	2.3
Selling, general and administrative expense	27.6	24.7	75.3	68.3
Research and development	8.8	9.9	29.3	30.0
Calder exit costs	0.5	12.7	2.4	13.5
Acquisition-related charges	1.1	2.8	4.9	17.4
Total operating expense	276.6	270.4	879.8	828.7
Operating income	26.8	9.4	150.5	111.2
Other income (expense):
Interest income	—	—	—	0.2
Interest expense	(11.1)	(6.7)	(32.8)	(21.3)
Equity in income of unconsolidated investments	4.9	2.3	13.5	8.2
Miscellaneous, net	(0.2)	(0.1)	(0.3)	5.5
Total other income (expense)	(6.4)	(4.5)	(19.6)	(7.4)
Income before income tax provision	20.4	4.9	130.9	103.8
Income tax provision	(11.7)	(0.7)	(49.6)	(46.1)
Net income	$8.7	$4.2	$81.3	$57.7

Net income per common share data:

Basic net income	$0.52	$0.24	$4.85	$3.28

Diluted net income	$0.52	$0.24	$4.79	$3.26

Weighted average shares outstanding:
Basic	16.4	17.3	16.5	17.3
Diluted	16.9	17.8	17.0	17.7

Other comprehensive income (loss):
Foreign currency translation, net of tax	—	—	0.2	(0.4)
Other comprehensive income (loss)	—	—	0.2	(0.4)
Comprehensive income	$8.7	$4.2	$81.5	$57.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$81.3	$57.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.4	82.1
Software development amortization	11.7	5.8
Acquisition-related charges	4.9	17.4
Asset impairment loss	—	12.9
Gain on sale of equity investment	—	(5.8)
Dividend from investment in unconsolidated affiliates	12.3	11.0
Big Fish Games earnout payment	(19.7)	—
Equity in income of unconsolidated investments	(13.5)	(8.2)
Stock-based compensation	14.3	10.6
Other	1.5	1.6
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Other current assets and liabilities	11.7	(2.7)
Software development	(16.3)	(16.2)
Income taxes	28.1	38.1
Deferred revenue	(7.5)	13.3
Other assets and liabilities	(1.2)	5.6
Net cash provided by operating activities	189.0	223.2
Cash flows from investing activities:
Additions to property and equipment	(44.1)	(30.8)
Deferred payments to Big Fish Games former equity holders	—	(1.0)
Acquisition of gaming licenses	(2.5)	(2.3)
Proceeds from sale of equity investment	1.8	6.0
Other	(1.4)	(0.3)
Net cash used in investing activities	(46.2)	(28.4)
Cash flows from financing activities:
Borrowings on bank line of credit	564.7	382.4
Repayments of bank line of credit	(427.2)	(565.6)
Big Fish Games earnout payment	(261.9)	—
Tax refund payments to Big Fish Games equity holders	(0.4)	(11.8)
Payment of dividends	(19.1)	(17.4)
Repurchase of common stock	(20.0)	(7.2)
Windfall tax provision from stock-based compensation	—	4.2
Loan origination fees and debt issuance costs	(1.4)	—
Other	5.3	5.1
Net cash used in financing activities	(160.0)	(210.3)
Net decrease in cash and cash equivalents	(17.2)	(15.5)
Effect of exchange rate changes on cash flows	(0.4)	(1.3)
Cash and cash equivalents, beginning of period	74.5	67.9
Cash and cash equivalents, end of period	$56.9	$51.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21.8	$15.4
Income taxes	$21.6	$29.5
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$18.8	$22.7
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
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature. For the nine months ended September 30, 2015, reclassifications of certain food & beverage operations between Fair Grounds and Fair Grounds Slots were made to conform to the current year presentation. Adjusted EBITDA, a measure of our operating segment results, for our joint venture, Miami Valley Gaming ("MVG"), and our equity investment, Saratoga Casino Holdings LLC ("SCH") was reclassified to exclude depreciation and amortization expense from our Casinos segment Adjusted EBITDA. There was no impact from these reclassifications on net income or cash flows.
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
Costs associated with internally developed free-to-play game software that allows the user to access content in an online mode only are capitalized according to the accounting guidance governing computer software developed or obtained for internal use. Any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized as software development and costs incurred during the post-implementation/operation stages are expensed.  Once the software is placed in operation, we amortize the capitalized software cost as an operating expense over its estimated economic useful life, which is typically 18 months to three years.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 60 live thoroughbred racing days during the third quarters of 2016 and 2015. For the nine months ended September 30, 2016, we conducted 175 live thoroughbred racing days, which compares to 183 live racing days during the nine months ended September 30, 2015.
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
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows, a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will become effective for annual periods ending after December 15, 2017. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
In June 2016, the FASB issued ASU No. 2016-15, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance will become effective for annual periods ending after December 15, 2019. We do not expect the adoption of this standard to have a material impact on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to share-based payments. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded as an increase to shareholders' equity. Under the new ASU, windfalls are recorded as a component of income tax expense. ASU 2016-09 also requires that tax-related cash flows resulting from share-based payments be reported as a part of cash flows from operating activities. We early adopted this guidance, prospectively, as of January 1, 2016 and during the nine months ended September 30, 2016 recognized an income tax benefit of $3.1 million which was recorded as a component of income taxes in cash flows provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Prior to adoption of this ASU, windfalls were presented as a component of cash flows from financing activities. Upon the adoption of this ASU, we elected to account for forfeitures when incurred under a modified retrospective approach which did not impact our financial statements. The adoption of this ASU did not have a material impact on diluted earnings per share.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During 2015, we assessed potential alternative uses of the Calder property that were not associated with the TSG lease agreement. Based on our analysis, we razed the barns that were not associated with the TSG agreement and commenced the demolition of the grandstand and certain ancillary facilities. In the nine months ended September 30, 2016, we recognized Calder exit costs of $2.4 million for demolition costs related to the removal of the grandstand. We expect to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures.
NOTE 4 — INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Maryland Joint Venture
In August 2016, we signed a limited liability company operating agreement to form a 50% joint venture with SCH to purchase all of the equity interests of Ocean Enterprise 589 LLC, Ocean Downs LLC and Racing Services LLC (“Ocean Downs”). Ocean Downs, located near Ocean City, Maryland owns and operates video lottery terminals ("VLT") at the Casino at Ocean Downs and conducts harness racing at Ocean Downs Racetrack.
The new joint venture, Old Bay Gaming and Racing LLC (“Old Bay”), will manage both our and SCH’s interests in the operation of the gaming facility and racetrack. Old Bay has entered into a definitive purchase agreement through which it will acquire equity interests in entities holding the Maryland casino gaming and harness racing licenses and certain assets held by Ocean Downs. The expected completion of the purchase transaction is subject to regulatory approvals and other customary closing conditions.
Miami Valley Gaming Joint Venture
In March 2012, we entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. ("DNC") to develop a new harness racetrack and VLT gaming facility in Lebanon, Ohio. Through the joint venture agreement, we formed a new company, MVG, to manage both our and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. ("MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. There is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after casino operations commence.
On December 12, 2013, the facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and a 186,000-square-foot casino facility with approximately 1,680 VLTs.
Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method. Summarized financial information for MVG is comprised of the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
Assets
Current assets	$15.0	$24.5
Property and equipment, net	112.1	119.7
Other assets, net	107.3	106.6
Total assets	$234.4	$250.8

Liabilities and Members' Equity
Current liabilities	$11.3	$21.6
Current portion of long-term debt	8.3	8.3
Long-term debt, excluding current portion	15.7	20.5
Other liabilities	0.1	0.1
Members' equity	199.0	200.3
Total liabilities and members' equity	$234.4	$250.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Casino revenue	$36.1	$32.1	$108.7	$97.2
Non-casino revenue	1.2	1.5	5.2	5.3
Net revenue	37.3	33.6	113.9	102.5
Operating and SG&A expense	26.4	24.6	79.7	74.2
Depreciation & amortization expense	3.4	3.3	9.9	9.6
Operating income	7.5	5.7	24.3	18.7
Interest and other expense, net	(0.8)	(1.0)	(2.6)	(3.2)
Net income	$6.7	$4.7	$21.7	$15.5
The joint venture's long-term debt consists of a $50.0 million amortizing secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through November 2019 at a 5.0% interest rate. We received distributions from MVG totaling $3.8 million for the three months ended September 30, 2016 and $11.5 million for the nine months ended September 30, 2016.
Our Condensed Consolidated Statements of Comprehensive Income include our 50% share of MVG's results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Equity in income of unconsolidated investments	$3.4	$2.3	$10.9	$7.7
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill is comprised of the following:

(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Total
Balances as of December 31, 2015	$51.7	$117.6	$132.1	$540.3	$841.7
Adjustments	—	—	—	—	—
Balances as of September 30, 2016	$51.7	$117.6	$132.1	$540.3	$841.7
The carrying amount of goodwill of our reporting segments has been retrospectively adjusted to conform to the 2016 presentation as discussed in Note 1.
Other intangible assets are comprised of the following:

	September 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$218.7	$(118.6)	$100.1	$224.8	$(86.9)	$137.9
Indefinite-lived intangible assets			358.3			358.3
Total			$458.4			$496.2
In 2016, we reduced our customer relationships intangible assets and accumulated amortization for TwinSpires by $4.6 million and Big Fish Games by $1.7 million as these amounts were fully amortized. Additionally, we submitted a payment of $2.3 million for annual license fees for Calder Casino and reduced our slot license intangible asset and accumulated amortization by $2.3 million as the previous amount was fully depreciated. Finally, we submitted a payment of $0.2 million to the State of Maine for table game fees that are being amortized over a 20-year license period.
NOTE 6 — INCOME AND OTHER TAXES
Income Taxes
The income tax provision for the nine months ended September 30, 2016 reflects a $3.1 million benefit resulting from the early adoption of ASU 2016-09 as described in Note 2. As a result, tax deductions from vesting restricted stock units in excess of the book deductions are being recognized as a discrete item during the nine months ended September 30, 2016.
Certain tax authorities may periodically audit us, and we may occasionally be assessed interest and penalties by tax jurisdictions. We recognize accrued interest from uncertain income tax benefits in our income tax provision, while penalties are accrued in selling, general and administrative expense. During the nine months ended September 30, 2016, we did not record any interest expense related to uncertain income tax benefits. As of September 30, 2016, we had gross uncertain tax benefits of $2.9 million. If these benefits had been recognized, there would have been a $2.3 million decrease to annual income tax expense.
Other Taxes
During the three months ended September 30, 2016, we accrued a liability and recognized a $2.6 million selling, general and administrative expense related to potential liability for the untimely submission of informational tax returns related to the years 2012 to 2015 for certain casino customers. We have not received any notification of a potential penalty nor remitted any payment, but believe an expense is probable.
On July 18, 2016, we were notified of an Internal Revenue Service ("IRS") matter under review in which we are potentially liable for non-filing of federal withholding tax information for certain TwinSpires customers, subsequent to the acquisition of YouBet in 2010. The potential civil penalty plus interest approximates $1.6 million. We believe that we have a strong case for the abatement of the potential penalty, and since it is not deemed probable that this amount will be paid, an accrual was not recorded at September 30, 2016.
NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$32.3	$—
Big Fish Games deferred payments	—	56.1
Big Fish Games earnout liability	—	67.2
Bluff contingent consideration liability	—	2.3
Total	$32.3	$125.6

	December 31, 2015
	Level 1	Level 3
Cash equivalents and restricted cash	$30.1	$—
Big Fish Games deferred payments	—	54.8
Big Fish Games earnout liability	—	345.2
Bluff contingent consideration liability	—	2.3
Total	$30.1	$402.3
The following table presents the change in fair value of our Level 3:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Bluff Contingent Consideration	Total
Balances as of December 31, 2015	$54.8	$345.2	$2.3	$402.3
Payments	—	(281.6)	—	(281.6)
Change in fair value	1.3	3.6		4.9
Balances as of September 30, 2016	$56.1	$67.2	$2.3	$125.6
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of September 30, 2016 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.7% based on our cost of debt. The cost of debt was based on the observed market yields of our $600.0 million, 5.375% Senior Unsecured Notes ("Senior Unsecured Notes"), a Level 3 fair value measurement, and was adjusted for the difference in seniority and term of the deferred payments and earnout liability. The increase in fair values of the Big Fish Games deferred payments and earnout liability of $4.9 million during the nine months ended September 30, 2016 was recorded as acquisition-related charges in the Condensed Consolidated Statements of Comprehensive Income. During 2015, Big Fish Games achieved its earnout milestones and in March 2016, we made our first earnout payment totaling $281.6 million. Changes to our cost of debt could lead to a different fair value estimate for the deferred payments and earnout liability. A one-percentage point change in the discount rate would increase or decrease the fair value of the Big Fish Games deferred payment and earnout liability by $1.2 million.
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
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our $600.0 million Senior Unsecured Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The Level 3 fair value of the Senior Unsecured Notes was $621.0 million at September 30, 2016 and $604.1 million at December 31, 2015.
The following methods and assumptions were used in estimating our fair value disclosures for financial instruments:
Cash Equivalents—The carrying amount reported in the balance sheet for cash equivalents approximates our fair value due to the short-term maturity of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt: Senior Secured Credit Facility—The carrying amounts of the borrowings under the Senior Secured Credit Facility approximate fair value, based upon current interest rates and represent a Level 2 fair value measurement.
We did not measure any assets at fair value on a non-recurring basis for 2016 and 2015.
NOTE 8 — SHAREHOLDERS' EQUITY
In February 2016, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150.0 million with no expiration. This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization. In the first nine months of 2016, we repurchased 121,858 shares of our common stock in conjunction with our stock repurchase program at a total cost of $15.0 million. We have approximately $135.0 million of repurchase authority remaining under this program at September 30, 2016.
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
In 2016, we recognized compensation expense of $5.1 million for 2016 awards and $9.2 million for awards granted prior to 2016. At September 30, 2016, compensation expense that has not been amortized attributable to unvested 2016 RSU and PSU awards was $5.2 million and $5.8 million for 2016 other awards.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Numerator for basic income per common share:
Net income	$8.7	$4.2	$81.3	$57.7
Net income allocated to participating securities	(0.1)	—	(1.4)	(0.9)
Numerator for basic income per common share	$8.6	$4.2	$79.9	$56.8

Numerator for diluted income per common share	$8.7	$4.2	$81.3	$57.7

Denominator for basic and diluted net income per common share:
Basic	16.4	17.3	16.5	17.3
Plus dilutive effect of stock options and restricted stock	0.2	0.2	0.2	0.1
Plus dilutive effect of participating securities	0.3	0.3	0.3	0.3
Diluted	16.9	17.8	17.0	17.7

Income per common share:
Basic	$0.52	$0.24	$4.85	$3.28
Diluted	$0.52	$0.24	$4.79	$3.26
NOTE 12 — SEGMENT INFORMATION
We manage our operations through six operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder");

•
Casinos, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, Video Services, LLC ("VSI"), 50% of EBITDA from our joint venture, MVG, and 25% of EBITDA from our equity investment, SCH;

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Stock-based compensation expense;

•	Calder exit costs; and

•	Other charges and recoveries.
As of January 1, 2016, we modified our definition of Adjusted EBITDA to exclude depreciation and amortization from our 50% joint venture, MVG and our 25% equity investment in SCH. The prior year amounts were reclassified to conform to this presentation. We also prospectively implemented a change in accounting estimate for corporate expense allocated to other operating segments to use an activity based allocation rather than a revenue based allocation.
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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, Adjusted EBITDA by segment and reconciles Adjusted EBITDA to Comprehensive Income:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net revenue from external customers:
Racing:
Churchill Downs	$8.7	$7.9	$140.1	$136.7
Arlington	24.0	25.0	49.8	48.9
Fair Grounds	5.1	5.3	28.9	30.4
Calder	0.7	0.6	2.0	2.0
Total Racing	38.5	38.8	220.8	218.0
Casinos:
Oxford Casino	24.4	22.3	65.4	60.8
Riverwalk Casino	10.6	12.0	35.7	37.7
Harlow’s Casino	11.7	11.8	36.6	37.5
Calder Casino	19.0	18.5	59.8	58.7
Fair Grounds Slots	8.5	8.8	27.9	29.9
VSI	8.6	9.0	27.9	27.6
Saratoga	0.2	0.3	0.6	0.3
Total Casinos	83.0	82.7	253.9	252.5
TwinSpires	54.7	50.4	172.3	156.5
Big Fish Games:
Social casino	44.3	47.4	138.3	145.4
Casual and mid-core free-to-play	56.1	32.6	162.5	86.5
Premium	23.7	27.3	75.0	85.6
Fair value adjustments	(1.8)	(3.7)	(6.2)	(17.5)
Total Big Fish Games	122.3	103.6	369.6	300.0
Other Investments	4.5	4.0	12.9	12.1
Corporate	0.4	0.3	0.8	0.8
Net revenue from external customers	$303.4	$279.8	$1,030.3	$939.9

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Intercompany net revenue:
Racing:
Churchill Downs	$0.9	$0.7	$8.2	$6.3
Arlington	1.9	1.7	4.5	4.1
Fair Grounds	—	—	1.0	0.9
Total Racing	2.8	2.4	13.7	11.3
TwinSpires	0.4	0.3	1.0	0.8
Other Investments	0.7	0.8	3.0	2.7
Eliminations	(3.9)	(3.5)	(17.7)	(14.8)
Intercompany net revenue	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$41.3	$83.0	$55.1	$122.3	$5.2	$0.4

Taxes & purses	(11.2)	(28.1)	(4.0)	—	—	—
Platform & development fees	—	—	—	(45.2)	—	—
Marketing & advertising	(1.1)	(3.0)	(1.0)	(26.3)	—	—
Salaries & benefits	(10.3)	(13.4)	(2.3)	(6.2)	(2.7)	—
Content expense	(3.9)	—	(26.0)	—	—	—
SG&A expense	(4.0)	(5.4)	(3.0)	(4.4)	(0.9)	(2.2)
Research & development	—	—	—	(8.8)	—	—
Other operating expense	(10.5)	(10.0)	(4.5)	(3.9)	(0.9)	(0.2)
Other income (expense)	0.1	7.3	—	(0.3)	0.1	—
Change in deferred revenue(1)	n/a	n/a	n/a	(3.8)	n/a	n/a

Total segment Adjusted EBITDA	$0.4	$30.4	$14.3	$23.4	$0.8	$(2.0)

	Three Months Ended September 30, 2015
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$41.2	$82.7	$50.7	$103.6	$4.8	$0.3

Taxes & purses	(11.2)	(27.5)	(3.6)	—	—	—
Platform & development fees	—	—	—	(36.1)	—	—
Marketing & advertising	(1.1)	(3.2)	(0.7)	(21.9)	—	—
Salaries & benefits	(9.5)	(12.8)	(2.6)	(5.4)	(2.8)	—
Content expense	(3.6)	—	(23.6)	—	—	—
SG&A expense	(4.3)	(6.9)	(3.1)	(3.8)	(0.7)	(1.7)
Research & development	—	—	—	(9.9)	—	—
Other operating expense	(11.4)	(10.0)	(4.2)	(3.9)	(0.8)	(0.2)
Other income (expense)	0.2	4.4	0.2	(0.3)	—	—
Change in deferred revenue(1)	n/a	n/a	n/a	10.9	n/a	n/a

Total segment Adjusted EBITDA	$0.3	$26.7	$13.1	$33.2	$0.5	$(1.6)

(1) Change in deferred revenue is included in Adjusted EBITDA only for Big Fish Games.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$234.5	$253.9	$173.3	$369.6	$15.9	$0.8

Taxes & purses	(52.7)	(84.6)	(8.8)	—	—	—
Platform & development fees	—	—	—	(135.2)	—	—
Marketing & advertising	(3.8)	(9.5)	(5.2)	(106.2)	—	—
Salaries & benefits	(31.4)	(38.2)	(6.9)	(18.4)	(8.2)	—
Content expense	(12.0)	—	(83.4)	—	—	—
SG&A expense	(11.9)	(15.8)	(8.6)	(13.6)	(2.5)	(6.2)
Research & development	—	—	—	(29.3)	—	—
Other operating expense	(38.8)	(29.4)	(15.6)	(11.8)	(2.6)	(0.5)
Other income (expense)	0.4	21.6	—	(1.2)	0.3	—
Change in deferred revenue(1)	n/a	n/a	n/a	5.0	n/a	n/a

Total segment Adjusted EBITDA	$84.3	$98.0	$44.8	$58.9	$2.9	$(5.9)

	Nine Months Ended September 30, 2015
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$229.3	$252.5	$157.3	$300.0	$14.8	$0.8

Taxes & purses	(52.3)	(83.4)	(8.2)	—	—	—
Platform & development fees	—	—	—	(103.0)	—	—
Marketing & advertising	(5.4)	(9.4)	(3.7)	(76.7)	—	—
Salaries & benefits	(30.3)	(38.2)	(7.5)	(16.5)	(8.3)	—
Content expense	(11.3)	—	(75.9)	—	—	—
SG&A expense	(13.0)	(17.9)	(8.6)	(12.6)	(1.8)	(4.5)
Research & development	—	—	—	(30.0)	—	—
Other operating expense	(41.2)	(31.3)	(14.1)	(10.9)	(2.4)	(1.5)
Other income (expense)	0.5	14.3	—	(0.8)	0.1	—
Change in deferred revenue(1)	n/a	n/a	n/a	32.0	n/a	n/a

Total segment Adjusted EBITDA	$76.3	$86.6	$39.3	$81.5	$2.4	$(5.2)

(1) Change in deferred revenue is included in Adjusted EBITDA only for Big Fish Games.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Reconciliation of segment Adjusted EBITDA to comprehensive income:
Racing	$0.4	$0.3	$84.3	$76.3
Casinos	30.4	26.7	98.0	86.6
TwinSpires	14.3	13.1	44.8	39.3
Big Fish Games	23.4	33.2	58.9	81.5
Other Investments	0.8	0.5	2.9	2.4
Corporate	(2.0)	(1.6)	(5.9)	(5.2)
Total segment Adjusted EBITDA	67.3	72.2	283.0	280.9
Change in Big Fish Games deferred revenue	3.8	(10.9)	(5.0)	(32.0)
Selling, general and administrative:
Stock-based compensation expense	(4.9)	(4.5)	(14.3)	(10.6)
Other charges	(3.1)	—	(3.4)	—
Other income, expense:
Equity investments - interest, depreciation and amortization expense	(2.5)	(2.2)	(7.5)	(6.4)
Other (charges) and recoveries, net	—	(0.1)	(0.4)	6.0
Big Fish Games acquisition expense	(1.1)	(2.8)	(4.9)	(17.4)
Calder exit costs	(0.5)	(12.7)	(2.4)	(13.5)
Depreciation and amortization	(27.5)	(27.4)	(81.4)	(82.1)
Interest (expense) income, net	(11.1)	(6.7)	(32.8)	(21.1)
Income before income tax provision	20.4	4.9	130.9	103.8
Income tax provision	(11.7)	(0.7)	(49.6)	(46.1)
Net income	8.7	4.2	81.3	57.7
Foreign currency translation, net of tax	—	—	0.2	(0.4)
Comprehensive income	$8.7	$4.2	$81.5	$57.3
The table below presents information about equity in income (losses) of unconsolidated investments included in our reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Casinos	$4.8	$2.3	$13.6	$7.7
Other Investments	0.1	—	(0.1)	0.5
	$4.9	$2.3	$13.5	$8.2
The table below presents total asset information for each of our operating segments:

(in millions)	September 30, 2016	December 31, 2015
Total assets:
Racing	$424.4	$437.1
Casinos	621.8	631.3
TwinSpires	208.1	202.4
Big Fish Games	923.0	947.1
Other Investments	10.9	12.2
Corporate	36.5	47.3
	$2,224.7	$2,277.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents capital expenditures for each of our operating segments:

	Nine Months Ended September 30,
(in millions)	2016	2015
Capital expenditures:
Racing	$23.4	$8.3
Casinos	9.7	15.4
TwinSpires	5.4	3.1
Big Fish Games	3.6	3.0
Other Investments	0.8	0.4
Corporate	1.2	0.6
	$44.1	$30.8
NOTE 13 — SUBSEQUENT EVENT
Annual Dividend
On October 26, 2016, the Company's Board of Directors declared an annual cash dividend of $1.32 per share, to be paid on January 6, 2017 to all shareholders of record on December 2, 2016.

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

Our Business
Executive Overview
We are an industry leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 8,560 gaming positions in six states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
As of January 1, 2016, we modified our definition of Adjusted EBITDA to exclude depreciation and amortization from our 50% joint venture, MVG and our 25% equity investment in SCH. Prior year amounts were reclassified to conform to this presentation. We also prospectively implemented a change in accounting estimate for corporate expense allocated to other operating segments to use an activity based allocation rather than a revenue based allocation.
For the three and nine months ended September 30, 2015, certain reclassifications were made to conform with the current year presentation consisting of reclassifying expense from our Churchill Downs Interactive Gaming ("I-Gaming") and Bluff Media operations from Other Investments to TwinSpires and reclassifying certain food & beverage operations from Fair Grounds to Fair Grounds Slots.
Our Operations
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 60 live race days in the third quarter of 2016 and 2015. For the nine months ended September 30, 2016, we conducted 175 live thoroughbred racing days, which compares to 183 live racing days during the nine months ended September 30, 2015.

Casinos Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 8,560 gaming positions located in six states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino and collectively Fair Grounds Slots, and Video Services, LLC ("VSI"), in addition to two hotels (Riverwalk and Harlow’s). In addition, we have a 50% equity investment in MVG and a 25% equity investment in SCH. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
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
Racing Regulations and Potential Legislative Changes
Illinois
In January 2015, legislation authorizing the operation of advance deposit wagering ("ADW") with no statutory end date was introduced for consideration. The legislation was carried over for consideration during the 2016 legislative session and in March 2016, the legislation was amended to reauthorize ADW operations until December 31, 2018. In August 2016, the Governor signed the bill into law.
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
Pennsylvania
In February 2016, legislation was signed by the Governor which is intended to provide regulatory reform to Pennsylvania’s racing industry. The legislation includes provisions related to the operation of advance deposit wagering in the state. Under the terms of the legislation, an initial license fee of $0.5 million and annual renewal fee of $0.1 million would be established. The previous ten percent tax on wagers would be removed and replaced with a one and one-half percent tax on win, place and show wagers, and a two and one-half percent tax on exotic wagers. Neither an ADW operator nor a racetrack may accept wagers within thirty-five miles of a racetrack operating a live meet. In September 2016, we filed a lawsuit in Pennsylvania asserting the legislation violates the U.S. Constitution’s Commerce Clause as well as Pennsylvania’s constitutional requirement that legislation be limited to a single subject. In an effort to address the violation of the state constitution’s single subject requirement, new legislation has been filed and is limited solely to racing related issues. The newly proposed legislation contains the same provisions related to ADW operations as included in the original legislation. It is unknown if the legislation will receive approval prior to the end of the 2016 session.
In June 2016, the Pennsylvania House passed a gambling expansion bill that would allow the state’s existing casinos to offer online gambling. The legislation sets a one-time $8 million license fee and establishes a tax rate of 16% on wagering. It is unknown if the Senate will consider the bill prior to the end of the 2016 session. At this time we are unable to determine if the legislation will have an impact on our business or results of operation.
California
In February 2016, Assembly Bill 2863 was introduced in California. Assembly Bill 2863 would authorize the operation of Internet poker and provide that cardrooms and federally recognized Indian tribes qualify as entities eligible to apply for a license. Racetracks would not be permitted to apply for an Internet poker license but would receive an annual $60 million appropriation from the state. The legislation establishes a licensure period of seven years but does not set forth licensing fees or taxes. The legislation failed to receive final approval prior to the end of the 2016 session.
Minnesota
In May 2016, legislation was enacted that taxes and regulates ADW operations in Minnesota. Under the terms of the legislation, a 1.25% tax is imposed on wagers made by Minnesota residents, ADW operators are required to have source market fee agreements with the state’s racetracks and penalties are established should an ADW operator take unauthorized wagers. In September 2016, we filed comments with the Minnesota Racing Commission to address our concerns related to the proposed rules, which are not yet in effect. The legislation could have an adverse impact on our business, however we are evaluating alternatives to reduce the impact on our business.
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
Consolidated Financial Results
The following table reflects our total net revenue, Adjusted EBITDA, operating income and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Total net revenue	$303.4	$279.8	$23.6	$1,030.3	$939.9	$90.4
Adjusted EBITDA	67.3	72.2	(4.9)	283.0	280.9	2.1
Operating income	26.8	9.4	17.4	150.5	111.2	39.3
Operating income margin	9%	3%		15%	12%
Net income	8.7	4.2	4.5	81.3	57.7	23.6
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

•
Our total net revenue increased $23.6 million driven by an $18.7 million increase from Big Fish Games primarily from casual and mid-core free-to-play game growth, a $4.3 million increase from TwinSpires due to a 14.3% increase in handle and a $0.6 million increase in other revenue.

•
Our Adjusted EBITDA decreased $4.9 million driven by a $9.8 million decrease from Big Fish Games due to a $12.2 million increase in user acquisition expense and platform and development fees and a $1.8 million increase in other expense, which were partially offset by a $4.2 million increase in bookings. Partially offsetting this decline was a $3.7 million increase from Casinos as a result of our MVG and SCH investments and operational efficiencies and a $1.2 million increase from TwinSpires as a result of handle growth.

•
Our operating income increased $17.4 million driven by a $12.2 million decrease in Calder exit costs, a $5.3 million increase from Big Fish Games driven by a $1.7 million decline in acquisition-related expense and a $3.6 million decline in operating expense, and a $3.1 million increase in TwinSpires as a result of handle growth. Partially offsetting these increases were a $1.1 million decrease from Casinos primarily driven by a potential tax penalty, a $1.0 million decrease from Racing from unfavorable insurance claim development and a $1.1 million decrease in other expense.

•
Our net income increased $4.5 million driven by a $17.4 million increase in operating income and a $2.6 million increase in income from our equity investments. Partially offsetting these increases were an $11.0 million increase in our income tax provision primarily from additional operating income and an increase in our effective tax rate, a $4.4 million increase in net interest expense associated with higher outstanding debt balances and a $0.1 million increase in other expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

•
Our total net revenue increased $90.4 million driven by a $69.6 million increase from Big Fish Games primarily from casual and mid-core free-to-play game growth, a $16.1 million increase from TwinSpires due to a 14.1% increase in handle and a $5.0 million increase in Racing due to strong Kentucky Derby and Oaks week performance, partially offset by a $0.3 million decrease in other revenue.

•
Our Adjusted EBITDA increased $2.1 million driven by an $11.4 million increase in Casinos as a result of our MVG and SCH investments, organic growth and operational efficiencies within our owned properties, a $8.0 million increase from Racing primarily associated with Churchill Downs, and a $5.5 million increase from TwinSpires as a result of handle growth. Partially offsetting these increases were a $22.6 million decrease from Big Fish Games and a $0.2 million decline from our other segments.

•
Our operating income increased $39.3 million driven by a $14.0 million increase from Big Fish Games, an $11.4 million decrease in Calder exit costs, a $6.8 million increase in Racing primarily at Churchill Downs, a $7.3 million increase in TwinSpires as a result of handle growth and a $1.7 million increase from Casinos from revenue growth and operational efficiencies. Partially offsetting these improvements was a $1.9 million increase in other expense.

•
Our net income increased $23.6 million driven by a $39.3 million increase in operating income and a $5.3 million increase in income from our equity investments. Partially offsetting these increases were a $5.8 million gain in 2015 from the sale of our remaining HRTV investment, a $3.5 million increase in our income tax provision, an $11.5 million increase in net interest expense associated with higher outstanding debt balances and $0.2 million of other expense.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue, including intercompany revenue, for our operating segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Racing:
Churchill Downs	$9.6	$8.6	$1.0	$148.3	$143.0	$5.3
Arlington	25.9	26.7	(0.8)	54.3	53.0	1.3
Fair Grounds	5.1	5.3	(0.2)	29.9	31.3	(1.4)
Calder	0.7	0.6	0.1	2.0	2.0	—
Total Racing	41.3	41.2	0.1	234.5	229.3	5.2
Casinos:
Oxford Casino	24.4	22.3	2.1	65.4	60.8	4.6
Riverwalk Casino	10.6	12.0	(1.4)	35.7	37.7	(2.0)
Harlow's Casino	11.7	11.8	(0.1)	36.6	37.5	(0.9)
Calder Casino	19.0	18.5	0.5	59.8	58.7	1.1
Fair Grounds Slots	8.5	8.8	(0.3)	27.9	29.9	(2.0)
VSI	8.6	9.0	(0.4)	27.9	27.6	0.3
Saratoga	0.2	0.3	(0.1)	0.6	0.3	0.3
Total Casino	83.0	82.7	0.3	253.9	252.5	1.4
TwinSpires	55.1	50.7	4.4	173.3	157.3	16.0
Big Fish Games:
Social casino	44.3	47.4	(3.1)	138.3	145.4	(7.1)
Casual and mid-core free-to-play	56.1	32.6	23.5	162.5	86.5	76.0
Premium	23.7	27.3	(3.6)	75.0	85.6	(10.6)
Fair value adjustments	(1.8)	(3.7)	1.9	(6.2)	(17.5)	11.3
Total Big Fish Games	122.3	103.6	18.7	369.6	300.0	69.6
Other Investments	5.2	4.8	0.4	15.9	14.8	1.1
Corporate	0.4	0.3	0.1	0.8	0.8	—
Eliminations	(3.9)	(3.5)	(0.4)	(17.7)	(14.8)	(2.9)
Total Net Revenue	$303.4	$279.8	$23.6	$1,030.3	$939.9	$90.4
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

•
Racing revenue increased $0.1 million driven by a $1.0 million increase at Churchill Downs primarily from increased pari-mutuel revenue and a $0.1 million increase in other revenue. Partially offsetting these increases was a decrease of $1.0 million at Fair Grounds and Arlington due to local market declines.

•
Casino revenue increased $ 0.3 million driven by a $2.1 million increase in Oxford revenue due to improved market share and a $0.5 million increase at Calder due to successful promotional activity. Partially offsetting these increases were a $1.4 million revenue decrease at our Riverwalk property due to lower market share and a declining market, a $0.7 million revenue decrease at Fair Grounds and VSI due to continued overall market decline and $0.2 million revenue decrease at our other properties.

•	TwinSpires revenue increased $4.4 million primarily due to an 8% increase in active players. Handle growth of 14.3% outpaced U.S. thoroughbred industry performance by 13.5 percentage points.

•
Big Fish Games revenue increased $18.7 million primarily driven by a $23.5 million increase in casual and mid-core free-to-play revenue from multiple games as bookings recognized during the second and third quarters of 2016 generated an increase in revenue for the three months ended September 30, 2016 as compared to the prior year. In addition, fair value adjustments decreased $1.9 million reflecting adjustments associated with business combination accounting rules that were higher during the three months ended September 30, 2015 as compared to the third quarter of 2016. Partially offsetting these increases were a $3.6 million decrease in premium revenue associated with a reduction in bookings and the timing of game club redemptions and expirations and a $3.1 million decrease in social casino revenue associated with a reduction in bookings.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

•
Racing revenue increased $5.2 million driven by a $6.6 million increase in Arlington and Churchill Downs pari-mutuel and other operational revenue. This increase was primarily due to a successful Kentucky Derby and Oaks week partially offset by a shift in the racing calendar that resulted in fewer race days. Partially offsetting this increase was a $1.4 million decrease in Fair Grounds revenue primarily driven by three fewer race days and a 4% decline in handle at Fair Grounds.

•
Casino revenue increased $1.4 million driven by a $4.6 million increase in Oxford revenue due to improved market share and overall market growth, a $1.1 million increase at Calder due to successful marketing and promotional activities and a $0.6 million increase at our other properties. Partially offsetting these increases were a $2.0 million decrease at Riverwalk due to loss of market share and overall market decline, a $2.0 million decrease in Fair Grounds Slots revenue which has been negatively impacted by a smoking ban in Orleans Parish which commenced in April 2015 and a $0.9 million decrease in revenue at Harlow’s Casino due to a local market decline.

•	TwinSpires revenue increased $16.0 million primarily due to a 24% increase in active players. Handle growth of 14.1% outpaced U.S. thoroughbred industry performance by 13.1 percentage points.

•
Big Fish Games revenue increased $69.6 million primarily driven by a $76.0 million increase in casual and mid-core free-to-play revenue from multiple games as bookings recognized during the fourth quarter of 2015 and the nine months ended September 30, 2016 generated an increase in revenue for the nine months ended September 30, 2016 as compared to the prior year. In addition, fair value adjustments decreased $11.3 million reflecting adjustments associated with business combination accounting rules that were higher during the nine months ending September 30, 2015. Partially offsetting these increases were a $10.6 million decrease in premium revenue from a reduction in bookings and the timing of game club redemptions and expirations and a $7.1 million decrease in social casino revenue associated with a reduction in bookings as compared to the prior year.

•	Other Investments revenue increased $1.1 million due to incremental international equipment sales and higher totalisator fees from new customers at United Tote.

•	Eliminations increased $2.9 million driven primarily by higher Churchill Downs intercompany revenue from increased wagering by TwinSpires customers on Kentucky Derby and Oaks week.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Racing:
Churchill Downs
Race Days	11	11	47	49
Total handle	$54.6	$48.4	$469.7	$464.4
Net pari-mutuel revenue	$6.0	$5.3	$50.0	$49.9
Commission %	11.0%	10.9%	10.6%	10.7%
Arlington
Race Days	49	49	74	77
Total handle	$167.0	$167.4	$339.8	$340.6
Net pari-mutuel revenue	$18.9	$19.0	$43.2	$41.4
Commission %	11.3%	11.3%	12.7%	12.1%
Fair Grounds
Race Days	—	—	54	57
Total handle	$22.0	$22.2	$208.5	$216.4
Net pari-mutuel revenue	$4.4	$4.5	$21.6	$22.6
Commission %	20.0%	20.4%	10.4%	10.4%
Total Racing
Race Days	60	60	175	183
Total handle	$243.6	$238.0	$1,018.0	$1,021.4
Net pari-mutuel revenue	$29.3	$28.8	$114.8	$113.9
Commission %	12.0%	12.1%	11.3%	11.1%
TwinSpires.com
Total handle	$280.6	$245.5	$854.3	$749.0
Net pari-mutuel revenue	$50.9	$46.6	$158.1	$143.7
Commission %	18.1%	19.0%	18.5%	19.2%
Eliminations (2)
Total handle	$(18.5)	$(13.7)	$(104.2)	$(84.5)
Net pari-mutuel revenue	$(2.9)	$(2.4)	$(13.4)	$(11.2)
Total
Handle	$505.7	$469.8	$1,768.1	$1,685.9
Net pari-mutuel revenue	$77.3	$73.0	$259.5	$246.4
Commission %	15.3%	15.5%	14.7%	14.6%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.com.

(2)	Eliminations include the elimination of intersegment transactions.

Casinos Activity
Certain key operating statistics specific to the gaming industry are included in our statistical data for our Casinos segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered or cash and tickets placed into slot machines in the aggregate for the period cited. Net gaming revenue includes slot and table games revenue and is net of customer freeplay; however it excludes other ancillary property revenue such as food and beverage, ATM, hotel and other miscellaneous revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Oxford Casino
Slot handle	$228.3	$206.4	$599.9	$551.0
Net slot revenue	19.2	17.6	50.5	47.2
Net gaming revenue	23.1	21.2	62.1	57.8
Riverwalk Casino
Slot handle	$110.7	$128.0	$371.8	$396.5
Net slot revenue	8.8	10.3	30.0	32.1
Net gaming revenue	10.0	11.4	33.7	35.7
Harlow’s Casino
Slot handle	$134.5	$126.1	$401.8	$413.7
Net slot revenue	10.0	10.2	31.7	32.5
Net gaming revenue	11.0	11.1	34.5	35.6
Calder Casino
Slot handle	$257.3	$232.7	$780.4	$750.6
Net slot revenue	18.3	17.9	57.4	56.6
Net gaming revenue	18.3	17.8	57.4	56.4
Fair Grounds Slots and Video Poker
Slot handle	$94.8	$95.2	$304.2	$318.4
Net slot revenue	8.2	8.6	27.0	29.2
Net gaming revenue	16.9	17.5	54.9	56.6

Total net gaming revenue	$79.3	$79.0	$242.6	$242.1

Big Fish Games

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Bookings (1)
Social casino	$44.2	$47.5	$137.9	$145.0
Casual and mid-core free-to-play	51.8	40.3	164.4	103.8
Premium	22.5	26.7	72.3	83.2
Total bookings	118.5	114.5	374.6	332.0

Total revenue	122.3	103.6	369.6	300.0
Change in deferred revenue	(3.8)	10.9	5.0	32.0
Total bookings	$118.5	$114.5	$374.6	$332.0

(1)
Bookings is a non-GAAP financial measure equal to the revenue recognized plus the change in deferred revenue for the periods presented. This non-GAAP measure may differ from other companies' definition of this measure, and it should not be considered a substitute for, or superior to, any other measure provided in accordance with GAAP.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Platform & development fees	45.2	36.1	9.1	135.2	103.0	32.2
Taxes and purses	43.3	42.3	1.0	146.1	143.9	2.2
Salaries & benefits	34.8	33.1	1.7	103.1	100.8	2.3
Marketing & advertising	31.4	26.9	4.5	124.4	95.0	29.4
SG&A expense	27.6	24.7	2.9	75.3	68.3	7.0
Depreciation & amortization	27.5	27.4	0.1	81.4	82.1	(0.7)
Content expense	26.4	24.1	2.3	79.2	73.6	5.6
Research & development	8.8	9.9	(1.1)	29.3	30.0	(0.7)
Acquisition-related charges	1.1	2.8	(1.7)	4.9	17.4	(12.5)
Calder exit costs	0.5	12.7	(12.2)	2.4	13.5	(11.1)
Other operating expense	30.0	30.4	(0.4)	98.5	101.1	(2.6)
Total expense	$276.6	$270.4	$6.2	$879.8	$828.7	$51.1
Percent of revenue	91%	97%		85%	88%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Significant items affecting comparability of consolidated operating expense include:

•
Platform and development fees at Big Fish Games increased $9.1 million driven by a $5.5 million increase in platform fees from higher bookings, a $2.2 million increase in developer fees, and a $1.6 million benefit associated with business combination accounting rules that was higher during the three months ended September 30, 2015. Partially offsetting these increases was a $0.2 million decrease in other platform and development fees.

•
Taxes and purses increased $1.0 million driven by a $0.8 million increase in casino taxes for Oxford from an increase in slot handle and a $0.2 million increase in other pari-mutuel taxes related to TwinSpires.

•
Salaries and benefits expense increased $1.7 million driven by a $0.5 million increase in contract services at Churchill Downs, an $0.8 million increase from additional personnel at Big Fish Games and a $0.4 million increase in other salaries and benefit expense.

•	Marketing and advertising expense increased $4.5 million driven primarily by an increase in Big Fish Games user acquisition expense associated with casual and mid-core free-to-play games.

•
Selling, general and administrative expense increased $2.9 million driven primarily by a $2.6 million expense within our Casino segment arising from potential tax penalties associated with the untimely submission of certain informational tax returns, and a $0.3 million increase in stock-based compensation expense.

•	Content expense increased $2.3 million driven by an increase in third-party pari-mutuel content fees at TwinSpires associated with a handle increase.

•	Research and development expense decreased $1.1 million associated with higher capitalized payroll related to Big Fish Games software development expense.

•
Acquisition-related charges decreased $1.7 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially funded during the fourth quarter of 2015 and the first quarter of 2016.

•
Calder exit costs decreased $12.2 million driven primarily by the $12.7 million grandstand impairment recognized during the three months ended September 30, 2015, partially offset by $0.5 million of ongoing expenditures for grandstand demolition costs recognized during the three months ended September 30, 2016.

•
Other operating expense decreased $0.4 million in 2016. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Insurance and property tax decreased $1.3 million primarily from the cessation of pari-mutuel racing and demolition of property at Calder. Partially offsetting this decline was a $0.5 million increase in TwinSpires third-party processing expense associated with higher pari-mutuel handle and a $0.4 million increase in other operating expense.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Significant items affecting comparability of consolidated operating expense include:

•
Platform and development fees at Big Fish Games increased $32.2 million driven by a $20.3 million increase in platform fees from higher bookings, a $6.7 million increase in developer fees, a $4.7 million benefit associated with business combination accounting rules that was higher during the first nine months of 2015 than the first nine months of 2016, and a $0.5 million increase in other fees.

•
Taxes and purses increased $2.2 million due to a $1.7 million increase in casino taxes driven by revenue growth at Oxford and a $0.5 million increase in purses primarily associated with additional host days at Arlington during the first quarter of 2016 as compared to 2015.

•	Salaries and benefits expense increased $2.3 million primarily driven by increases in contract services related to Kentucky Derby and Oaks week and additional personnel added at Big Fish Games.

•
Marketing and advertising expense increased $29.4 million driven by a $29.5 million increase in Big Fish Games user acquisition expense primarily associated with casual and mid-core free-to-play games, partially offset by a $0.1 million decrease in other expense.

•
Selling, general and administrative expense increased $7.0 million driven primarily by a $3.7 million increase in stock-based compensation expense, a $2.6 million expense within our Casino segment arising from potential tax penalties associated with the untimely submission of certain informational tax returns and an $1.0 million increase in professional fees. Partially offsetting these increases was a $0.3 decrease in other expense.

•
Depreciation and amortization expense decreased $0.7 million driven primarily by a $1.5 million decrease at Calder associated with fully depreciated racing assets, which was partially offset by a $0.8 million increase in expense in our other segments.

•	Content expense increased $5.6 million driven by an increase in third-party pari-mutuel content fees at TwinSpires associated with a handle increase.

•	Research and development expense decreased $0.7 million associated with higher capitalized payroll related to Big Fish Games software development expense.

•
Acquisition-related charges decreased $12.5 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially funded during the fourth quarter of 2015 and the first quarter of 2016.

•
Calder exit costs decreased $11.1 million due to the prior year impairment of $12.7 million which was partially offset by $1.6 million of expenditures related to ongoing grandstand demolition costs during 2016.

•
Other operating expense decreased $2.6 million in 2016. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. This decrease included $3.2 million in insurance and property tax primarily from the cessation of pari-mutuel racing and demolition of property at Calder, $1.0 million in corporate deferred compensation expense related to prior periods and $0.2 million in other expense. Partially offsetting these decreases were TwinSpires third party processing expense increases of $1.8 million in relation to the increase in handle.

Corporate Allocated Expense
On January 1, 2016, we prospectively implemented a change in accounting estimate for corporate expense allocated to other operating segments to use an activity based allocation rather than a revenue based allocation. Excluding corporate stock-based compensation, the table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Racing	$(1.5)	$(1.7)	$0.2	$(4.3)	$(5.4)	$1.1
Casinos	(1.8)	(2.7)	0.9	(5.0)	(6.0)	1.0
TwinSpires	(1.3)	(1.6)	0.3	(3.9)	(3.7)	(0.2)
Big Fish Games	(0.8)	(0.8)	—	(2.1)	(2.3)	0.2
Other Investments	(0.4)	(0.1)	(0.3)	(1.1)	(0.3)	(0.8)
Corporate allocated expense	5.8	6.9	(1.1)	16.4	17.7	(1.3)
Total Corporate allocated expense	$—	$—	$—	$—	$—	$—
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
As of January 1, 2016, we modified our definition of Adjusted EBITDA to exclude depreciation and amortization from our 50% joint venture, MVG and our 25% equity investment in SCH. Prior year amounts were reclassified to conform to this presentation. We also prospectively implemented a change in accounting estimate for corporate expense allocated to other operating segments to use an activity based allocation rather than a revenue based allocation.
For the nine months ended September 30, 2015, we reclassified expense from our I-Gaming and Bluff Media operations from Other Investments to TwinSpires to conform to current year presentation.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Racing	$0.4	$0.3	$0.1	$84.3	$76.3	$8.0
Casinos	30.4	26.7	3.7	98.0	86.6	11.4
TwinSpires	14.3	13.1	1.2	44.8	39.3	5.5
Big Fish Games	23.4	33.2	(9.8)	58.9	81.5	(22.6)
Other Investments	0.8	0.5	0.3	2.9	2.4	0.5
Corporate	(2.0)	(1.6)	(0.4)	(5.9)	(5.2)	(0.7)
Total segment Adjusted EBITDA	$67.3	$72.2	$(4.9)	$283.0	$280.9	$2.1
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

•
Racing Adjusted EBITDA increased $0.1 million driven by a $0.5 million increase at Churchill Downs from handle growth associated with a strong September racing meet and a $0.3 million increase at Calder driven primarily by a property tax refund associated with cessation of pari-mutuel operations. Partially offsetting these increases was a $0.7 million decrease at Fair Grounds from higher variable expense combined with a decline revenue.

•
Casinos Adjusted EBITDA increased $3.7 million driven by a $1.8 million increase at Saratoga from management fee income and equity income, a $1.1 million increase at Oxford from a strong regional gaming market and higher market share, a $0.9 million increase at MVG from increased equity income driven by strong promotional activity, a $0.9 million decrease in corporate allocated expense and a $0.1 million increase in other earnings. These increases were partially offset by a $0.6 million decline at our Mississippi properties due to market share loss at Riverwalk and a $0.5 million decrease at our Fair Grounds Slots and VSI due to overall market revenue declines.

•
TwinSpires Adjusted EBITDA increased $1.2 million driven by a $1.8 million favorable impact of increased wagering, net of content costs, handle growth of 14.3% and an 8% increase in active players, and a $0.3 million decrease in corporate allocated expense. These increases were partially offset by a $0.3 million increase in marketing expenditures, a $0.3 million increase in legal expense and a $0.3 million increase in other operational expense.

•
Big Fish Games Adjusted EBITDA decreased $9.8 million driven by a $4.4 million increase in user acquisition expense, a $1.6 million decrease in benefits associated with business combination accounting rules that was higher during the third quarter of 2015 than the third quarter of 2016, a $5.5 million increase in platform fees, a $2.2 million increase in developer fee

s and a $0.1 million increase in other expense. Partially offsetting these decreases was a $4.0 million increase in bookings driven by growth in the casual and mid-core free-to-play games.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

•
Racing Adjusted EBITDA increased $8.0 million due to increased profitability of $5.2 million from the Kentucky Derby and Oaks week driven by increased ticket sales revenue, increased media revenue and record attendance. Arlington increased $1.3 million on higher pari-mutuel revenue associated with additional host days during the first quarter of 2016. Calder increased $1.4 million from property tax and insurance savings from the cessation of pari-mutuel operations. Racing also benefited from a $1.1 million decrease in corporate allocated expense and $1.3 million in other earnings. Partially offsetting these increases were a $2.3 million decrease at Fair Grounds from a decline in revenue from three fewer live race days in 2016 and unfavorable development of general liability insurance claims.

•
Casinos Adjusted EBITDA increased $11.4 million driven by a $4.3 million increase at Saratoga from management fee income and equity income, a $2.9 million increase at MVG from higher equity income driven primarily by market share growth from strong promotional activities, a $2.7 million increase at Oxford from a strong regional gaming market and higher market share, a $1.3 million increase at Calder from implementation of successful marketing and promotional campaigns, a $1.0 million decrease in corporate allocated expense and $0.5 million in other income. Partially offsetting these increases was a $1.3 million decrease at Fair Grounds Slots and VSI due to overall market revenue decrease.

•
TwinSpires Adjusted EBITDA increased $5.5 million driven by a $7.7 million favorable impact of increased wagering, net of content costs, handle growth of 14.1% and a 24% increase in active players. This increase was partially offset by a $0.7 million increase in taxes and purses, which includes a $2.4 million increase in taxes from higher handle and tax rates in certain jurisdictions partially offset by a $1.7 million Pennsylvania tax refund. There was also a $1.3 million increase in marketing and advertising primarily associated with Kentucky Derby and Oaks week and a $0.2 million increase in other expense.

•
Big Fish Games Adjusted EBITDA decreased $22.6 million driven by increases of $19.7 million in platform fees and $6.7 million in developer fees, a $29.5 million increase in user acquisition expense, a $7.8 million decrease in benefits associated with business combination accounting rules that was higher during 2015 than 2016 and a $3.0 million increase in other expense. Partially offsetting these decreases was an increase of $42.6 million in bookings driven primarily by growth in casual and mid-core free-to-play games and a $1.4 million benefit in amortization expense related to the timing of game launches as well as higher write downs of unsuccessful titles in 2015.

•
Corporate Adjusted EBITDA decreased $0.7 million driven by a $1.3 million decrease in corporate allocated expense and a $0.2 million decrease in other expense, partially offset by a $0.8 million increase in professional expense.

Reconciliation of segment Adjusted EBITDA to Comprehensive Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Total segment Adjusted EBITDA	$67.3	$72.2	$(4.9)	$283.0	$280.9	$2.1
Change in Big Fish Games deferred revenue	3.8	(10.9)	14.7	(5.0)	(32.0)	27.0
Selling, general and administrative:
Stock-based compensation expense	(4.9)	(4.5)	(0.4)	(14.3)	(10.6)	(3.7)
Other charges	(3.1)	—	(3.1)	(3.4)	—	(3.4)
Other income (expense):
Equity investments - interest, depreciation and amortization expense	(2.5)	(2.2)	(0.3)	(7.5)	(6.4)	(1.1)
Other (charges) and recoveries, net	—	(0.1)	0.1	(0.4)	6.0	(6.4)
Big Fish Games acquisition expense	(1.1)	(2.8)	1.7	(4.9)	(17.4)	12.5
Calder exit costs	(0.5)	(12.7)	12.2	(2.4)	(13.5)	11.1
Depreciation and amortization	(27.5)	(27.4)	(0.1)	(81.4)	(82.1)	0.7
Interest (expense) income, net	(11.1)	(6.7)	(4.4)	(32.8)	(21.1)	(11.7)
Income before income tax provision	20.4	4.9	15.5	130.9	103.8	27.1
Income tax provision	(11.7)	(0.7)	(11.0)	(49.6)	(46.1)	(3.5)
Net income	8.7	4.2	4.5	81.3	57.7	23.6
Foreign currency translation, net of tax	—	—	—	0.2	(0.4)	0.6
Comprehensive income	$8.7	$4.2	$4.5	$81.5	$57.3	$24.2
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

•	Change in Big Fish Games deferred revenue decreased $14.7 million driven by a reduction in deferred revenue balances reflective of the change in bookings.

•	Stock-based compensation expense increased $0.4 million driven by an increase in expense associated with awards granted to named executive officers and other employees.

•
Other selling, general and administrative charges increased $3.1 million due to a $2.5 million expense associated with potential federal tax penalties from untimely submission of informational returns, a $0.4 million increase in severance and relocation expense at TwinSpires and $0.2 million of other expense.

•
Equity investments - interest, depreciation and amortization expense increased $0.3 million driven primarily by an increase in amortization expense related to the basis difference between the fair value of the property and equipment and definite-lived intangible assets from our SCH investment.

•
Big Fish Games acquisition expense decreased $1.7 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially paid during the fourth quarter of 2015 and the first quarter of 2016.

•	Calder exit costs decreased $12.2 million driven by prior year grandstand impairment expense which did not recur in the current year.

•	Depreciation and amortization expense decreased $0.1 million primarily driven by a reduction in expense at Calder associated with fully depreciated racing assets.

•
Interest (expense) income, net increased $4.4 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Senior Secured Credit Facility for payment of the Big Fish Games earnout liability.

•	Income tax provision increased $10.9 million driven by higher pre-tax income and additional expense associated with an increase in our effective tax rate from higher non-deductible charges.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

•	Change in Big Fish Games deferred revenue decreased $27.0 million driven by a reduction in deferred revenue balances reflective of the change in bookings.

•	Stock-based compensation expense increased $3.7 million driven by an increase in expense associated with awards granted to named executive officers and other employees.

•
Other selling, general and administrative charges increased $3.4 million due to a $2.5 million expense associated with potential federal tax penalties from untimely submission of informational returns and a $0.9 million increase in severance and relocation expense at TwinSpires.

•
Equity investments - interest, depreciation and amortization expense increased $1.1 million driven primarily by an increase in amortization expense related to the basis difference between the fair value of the property and equipment and definite-lived intangible from our SCH investment.

•
Other (charges) and recoveries, net decreased $6.4 million driven by a 2015 gain of $5.8 million from the sale of our remaining ownership interest in HRTV and $0.6 million in expense related to development costs which did not recur in 2016.

•
Big Fish Games acquisition expense decreased $12.5 million driven by lower non-cash fair value adjustments for Big Fish Games earnout and deferred founder liabilities which were partially paid during the fourth quarter of 2015 and the first quarter of 2016.

•	Calder exit costs decreased $11.1 million driven by prior year grandstand impairment expense which did not recur in the current year.

•	Depreciation and amortization expense decreased $0.7 million primarily driven by a reduction in expense at Calder associated with fully depreciated racing assets.

•
Interest (expense) income, net increased $11.7 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Senior Secured Credit Facility for payment of the Big Fish Games earnout liability.

•
Income tax provision increased $3.4 million driven by the increase in pretax income partially offset by a benefit from a decrease in our effective tax rate from lower non-deductible acquisition-related charges and the early adoption of a stock-based compensation accounting standard.

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	September 30, 2016	December 31, 2015	Change
Total assets	$2,224.7	$2,277.4	$(52.7)
Total liabilities	$1,529.3	$1,660.2	$(130.9)
Total shareholders' equity	$695.4	$617.2	$78.2
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets decreased $52.7 million driven by a $37.8 million reduction in intangible assets related to amortization expense partially offset by the payment of Calder’s annual gaming license, a $17.6 million reduction in unrestricted cash due to the utilization of excess cash to fund share repurchases, term loan payments and a portion of the Big Fish Games earnout payment, and a $17.0 million reduction in accounts receivable due to receipts from the 2016 Kentucky Derby and Oaks events partially offset by an increase in Arlington receivables associated with our summer meet. Partially offsetting these decreases were a $6.8 million increase in deferred and prepaid developer fees, a $4.7 million increase in prepaid assets for general contract renewals, a $3.4 million increase in software development fees, and a $4.8 million increase in all other assets.

•
Total liabilities decreased $130.9 million driven by a $281.6 million decrease in Big Fish Games earnout payable, a $29.9 million decrease in deferred revenue due to revenue recognition for the 2016 Kentucky Derby and Oaks events partially offset by an increase in deferred revenue from Big Fish Games bookings growth, and a $0.4 million decrease in all other liabilities. Partially offsetting these decreases were a $140.8 million increase in our total debt balance as we borrowed under our Senior Secured Credit Facility to fund the Big Fish Games earnout payment, an $18.7 million increase in income taxes payable primarily due to current year taxable income generated, and a $21.5 million increase in accounts and purses payable due to generation of purses from the spring meets at Churchill Downs and Arlington.

•
Total shareholders’ equity increased $78.2 million driven by $81.3 million of net income, $14.0 million from the amortization of restricted stock expense, and $2.0 million in ESPP issuance expense. Partially offsetting these increases were decreases of $15.0 million related to stock repurchases, $4.0 million from the cancellation of shares for the recognition of an income tax liability on vested shares, and $0.1 million in all other equity.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,
Cash flows from:	2016	2015	Change
Operating activities	$189.0	$223.2	$(34.2)
Investing activities	$(46.2)	$(28.4)	$(17.8)
Financing activities	$(160.0)	$(210.3)	$50.3
Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

•
Cash provided by operating activities decreased $34.2 million driven by a $27.0 million decrease in Big Fish Games deferred revenue, a $19.7 million earnout payment in March 2016 related to Big Fish Games achieving its 2015 earnout milestones and a $12.8 million decrease in acquisition-related costs associated to Big Fish Games. Partially offsetting these decreases were a $21.2 million increase in core cash flow activities and a $4.1 million increase in other working capital items.

•
Cash used in investing activities increased $17.8 million driven by $13.3 million in higher capital expenditures, $4.2 million in lower proceeds from sales of investments, and $1.3 million in all other investing activities. Partially offsetting these increases were $1.0 million of prior year payments to Big Fish Games former equity holders that did not reoccur.

•
Cash used in financing activities deceased $50.3 million driven by a $320.7 million increase in net borrowings under our Senior Credit Facility and $11.8 million in prior year tax refund payments. Partially offsetting these increases were a $261.9 million outflow related to the payment of the Big Fish Games earnout, a $15.0 million increase in stock repurchase activity, $4.2 million of prior year windfall tax adjustments that did not reoccur in 2016, and $1.1 million in other financing activities.

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
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, "Net cash provided by operating activities":

	Nine Months Ended September 30,
(in millions)	2016	2015	Change
Maintenance-related capital expenditures	$24.2	$22.5	$1.7
Capital project expenditures	19.9	8.3	11.6
Additions to property and equipment	$44.1	$30.8	$13.3

Net cash provided by operating activities	$189.0	$223.2	$(34.2)
Maintenance-related capital expenditures	(24.2)	(22.5)	(1.7)
Free cash flow	$164.8	$200.7	$(35.9)
In the first nine months of 2016, maintenance-related capital expenditures increased $1.7 million. In the first nine months of 2016, capital project expenditures increased by $11.6 million driven by expenditures related to the premium indoor seating and Turf Club project at Churchill Downs.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, net of loan origination and debt issuance costs and including premium:

(in millions)	September 30, 2016	December 31, 2015	Change
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2021	$141.0	$—	$141.0
Term Loan due 2021	181.2	188.1	(6.9)
Swing line of credit	3.5	—	3.5
Total Senior Secured Credit Facility	325.7	188.1	137.6
5.375% Senior Unsecured Notes due 2021	594.5	593.7	0.8
Total debt	920.2	781.8	138.4
Current maturities of long-term debt	13.0	16.2	(3.2)
Total debt, net of current maturities	$907.2	$765.6	$141.6
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
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 2.5% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.15% to 0.35% of the available aggregate commitment, depending on our leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 2.4% at September 30, 2016 and 1.7% at December 31, 2015.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of September 30, 2016, we were in compliance with all covenants under the Senior Secured Credit Facility, and we have significant assets pledged as collateral under the Senior Secured Credit Facility. At September 30, 2016, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	8.2 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.0 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.1 to 1	< 3.5 to 1.0
As of September 30, 2016, we had $7.1 million in letter of credit commitments which reduced the total available capacity under the Senior Secured Credit Facility to $348.3 million.
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
Contractual Obligations
Our commitments to make future payments as of September 30, 2016, are estimated as follows:

(in millions)	September 1 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
Big Fish Games earnout	—	68.4	—	—	68.4
Big Fish Games deferred payment	28.7	28.7	—	—	57.4
Senior Secured Credit Facility	—		—	144.5	144.5
Interest on Senior Secured Credit Facility(1)	0.9	7.0	7.0	0.5	15.4
Term Loan	2.4	33.0	51.9	94.4	181.7
Interest on Term Loan(1)	1.1	8.1	6.1	0.3	15.6
Senior Unsecured Notes	—	—	—	600.0	600.0
Interest on Senior Unsecured Notes	8.1	64.5	64.5	30.9	168.0
Operating leases	3.4	16.4	4.8	2.5	27.1
Total	$44.6	$226.1	$134.3	$873.1	$1,278.1

(1)    Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the     weighted average borrowing rate of 2.4% which was the rate in place as of September 30, 2016.
As of September 30, 2016, we had approximately $2.3 million of unrecognized tax benefits. As of September 30, 2016, the fair value of the Big Fish Games earnout liability was $67.2 million and the fair value of the Big Fish Games deferred payment is $56.1 million, which will be paid in 2016, 2017 and 2018.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At September 30, 2016, we had $326.2 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $2.0 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(d), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased based upon trade date during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
7/1/16-7/31/16	—	$—	—	$135.0
8/1/16-8/31/16	—	—	—
9/1/16-9/30/16	844	149.89	—
Total	844	$149.89	—	$135.0	(1)

(1)	Maximum dollar amount of shares of common stock that may yet be repurchased under our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 27, 2016	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 27, 2016	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document