Form 10-Q
period 2017-03-31
CHURCHILL DOWNS Inc
filed 2017-04-26
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at April 19, 2017 was 16,484,632 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2017	2016
Net revenue:
Racing	$23.9	$26.2
Casinos	87.5	86.5
TwinSpires	52.0	49.6
Big Fish Games	112.0	122.1
Other Investments	4.1	4.0
Total net revenue	279.5	288.4
Operating expense:
Racing	36.4	35.6
Casinos	62.7	61.0
TwinSpires	36.4	34.6
Big Fish Games	86.9	109.4
Other Investments	3.9	3.9
Corporate	0.7	0.6
Selling, general and administrative expense	24.1	23.1
Research and development	10.3	10.8
Calder exit costs	0.4	0.4
Acquisition expenses, net	0.2	2.7
Total operating expense	262.0	282.1
Operating income	17.5	6.3
Other income (expense):
Interest expense	(11.8)	(10.6)
Equity in income of unconsolidated investments	6.1	3.8
Miscellaneous, net	—	(0.5)
Total other expense	(5.7)	(7.3)
Income (loss) from operations before provision for income taxes	11.8	(1.0)
Income tax (provision) benefit	(4.5)	3.8
Net income	$7.3	$2.8

Net income per common share data:
Basic net income	$0.44	$0.17
Diluted net income	$0.44	$0.16
Weighted average shares outstanding:
Basic	16.3	16.5
Diluted	16.8	17.0

Other comprehensive loss:
Foreign currency translation, net of tax	(0.1)	—
Other comprehensive loss	(0.1)	—
Comprehensive income	$7.2	$2.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54.9	$48.7
Restricted cash	25.0	34.3
Accounts receivable, net of allowance for doubtful accounts of $3.8 at March 31, 2017 and $3.5 at December 31, 2016	62.3	81.4
Receivable from escrow	3.5	13.6
Income taxes receivable	1.0	7.6
Game software development, net	8.9	9.6
Other current assets	57.7	50.8
Total current assets	213.3	246.0
Property and equipment, net	590.7	574.4
Game software development, net	8.1	6.3
Investment in and advances to unconsolidated affiliates	164.7	139.1
Goodwill	832.2	832.2
Other intangible assets, net	435.4	445.7
Other assets	11.7	10.7
Total assets	$2,256.1	$2,254.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56.1	$53.2
Purses payable	9.5	12.5
Account wagering deposit liabilities	21.5	25.0
Accrued expense	92.4	100.1
Deferred revenue - Big Fish Games	80.2	81.3
Deferred revenue - all other	85.2	64.3
Big Fish Games deferred payment, current	28.0	27.8
Big Fish Games earnout liability, current	33.7	67.9
Current maturities of long-term debt	15.3	14.2
Dividends payable	—	21.8
Total current liabilities	421.9	468.1
Long-term debt (net of current maturities and loan origination fees of $0.5 at both March 31, 2017 and December 31, 2016)	358.0	312.8
Notes payable (including premium of $2.4 at March 31, 2017 and $2.5 at December 31, 2016 and net of debt issuance costs of $7.4 at March 31, 2017 and $7.8 at December 31, 2016)	595.0	594.7
Deferred revenue - all other	24.5	24.4
Deferred income taxes	150.3	153.1
Other liabilities	17.5	16.3
Total liabilities	1,567.2	1,569.4
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued	—	—
Common stock, no par value; 50.0 shares authorized; 16.5 shares issued at March 31, 2017 and at December 31, 2016	113.2	116.5
Retained earnings	577.0	569.7
Accumulated other comprehensive loss	(1.3)	(1.2)
Total shareholders' equity	688.9	685.0
Total liabilities and shareholders' equity	$2,256.1	$2,254.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$7.3	$2.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.5	27.0
Game software development amortization	4.4	3.7
Acquisition expenses, net	0.2	2.7
Distributed earnings from equity investments	4.3	4.0
Earnings from equity investments, net	(6.1)	(3.8)
Stock-based compensation	4.9	4.1
Big Fish Games earnout payment	(2.5)	(19.7)
Other	0.3	0.7
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Other current assets and liabilities	(5.2)	0.3
Game software development	(5.3)	(4.2)
Income taxes	6.6	(5.7)
Deferred revenue	42.4	53.9
Other assets and liabilities	(1.2)	0.8
Net cash provided by operating activities	74.6	66.6
Cash flows from investing activities:
Capital maintenance expenditures	(10.2)	(7.9)
Capital project expenditures	(27.3)	(8.5)
Receivable from escrow	10.1	—
Investment in unconsolidated affiliates	(24.0)	—
Proceeds from sale of equity investment	—	1.4
Net cash used in investing activities	(51.4)	(15.0)
Cash flows from financing activities:
Borrowings on bank line of credit	239.1	292.1
Repayments of bank line of credit	(192.7)	(87.0)
Big Fish Games earnout payment	(31.7)	(261.9)
Payment of dividends	(21.8)	(19.1)
Repurchase of common stock	(8.6)	(0.8)
Common stock issued	0.1	—
Loan origination fees and debt issuance costs	—	(1.4)
Other	(1.4)	3.0
Net cash used in financing activities	(17.0)	(75.1)
Net increase (decrease) in cash and cash equivalents	6.2	(23.5)
Effect of exchange rate changes on cash	—	0.1
Cash and cash equivalents, beginning of period	48.7	74.5
Cash and cash equivalents, end of period	$54.9	$51.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2.6	$1.1
Income taxes	$0.3	$2.2
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$18.2	$16.6
Repurchase of common stock in payment of income taxes on stock-based compensation	$—	$4.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
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
The following information is unaudited. Tabular dollars are in millions, except as otherwise noted. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
Our critical accounting policies are revenue recognition, goodwill and indefinite intangible assets, property and equipment and income taxes. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2016.
Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 55 live thoroughbred race days in the first quarter 2017 and 54 live thoroughbred race days in the first quarter of 2016.
Casinos
Revenue from our casino properties have a seasonal component and are typically higher during the first and second quarters.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The new guidance is effective in 2020 with early adoption permitted for any goodwill impairment test performed between January 1, 2017 and January 1, 2020. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance will become effective in 2018. We will assess the impact of the new accounting guidance as necessary for future transactions.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as restricted cash. Entities will also be required to reconcile to the balance sheet and disclose the nature of the restrictions. The guidance will become effective in 2018. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to the presentation of our statement of cash flows where we will be required to reconcile to total cash, cash equivalents, and restricted cash. Currently, our statement of cash flows reconciles to total cash and cash equivalents.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will become effective in 2018. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance will become effective in 2020. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective in our first quarter of fiscal 2019 on a modified retrospective basis and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our Condensed Consolidated Financial Statements, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective in 2018 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; which clarified the guidance on certain items such as reporting revenue gross versus net and presentation of sales tax, among other things. While we are continuing to assess all potential impacts of the new standard, we believe the most significant impact primarily relates to our accounting for breakage revenue for our outstanding premium game club credits for Big Fish Games. Currently, we record breakage revenue for our outstanding premium game credits when the credits have legally expired. Under the new standard, we will be required to recognize the expected breakage related to our outstanding premium game club credits as revenue in proportion to the pattern of game club credits redeemed by our customers. We anticipate this standard may have a material impact on our Condensed Consolidated Financial Statements.
3. RECEIVABLE FROM ESCROW
On November 8, 2016, we established a $14.0 million qualified intermediary trust with a portion of the proceeds from the sale of excess land at Calder Race Course ("Calder") to be used to purchase previously identified real property within six months post closing. As of March 31, 2017, we had a receivable from escrow of $3.5 million from the qualified intermediary trust, which is included in our accompanying Condensed Consolidated Balance Sheets, compared to $13.6 million at December 31, 2016.
4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Miami Valley Gaming
We acquired a 50% joint venture in Miami Valley Gaming ("MVG"), which has a harness racetrack and video lottery terminal ("VLT") gaming facility in Lebanon, Ohio, with Delaware North Companies Gaming & Entertainment Inc. ("DNC") in 2012. Total consideration was $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations.
Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method of accounting.
The joint venture's long-term debt consists of a $50.0 million secured note payable quarterly over 6 years through November 2019 at a 5.0% interest rate for which it has funded $27.1 million in principal repayments. We received distributions from MVG totaling $4.0 million for each of the three months ended March 31, 2017 and March 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized below is financial information for our equity investment:

	Three Months Ended March 31,
(in millions)	2017	2016
Casino revenue	$39.3	$36.0
Non-casino revenue	2.1	2.0
Net revenue	41.4	38.0
Operating and SG&A expense	28.6	26.8
Depreciation & amortization	3.1	3.2
Operating income	9.7	8.0
Interest and other expense, net	(0.7)	(0.9)
Net income	$9.0	$7.1

(in millions)	March 31, 2017	December 31, 2016
Assets
Current assets	$18.6	$18.7
Property and equipment, net	107.3	109.8
Other assets, net	105.0	105.0
Total assets	$230.9	$233.5

Liabilities and Members' Equity
Current liabilities	$10.6	$12.5
Current portion of long-term debt	8.3	8.3
Long-term debt, excluding current portion	12.3	14.0
Other liabilities	0.1	0.1
Members' equity	199.6	198.6
Total liabilities and members' equity	$230.9	$233.5
Our Condensed Consolidated Statements of Comprehensive Income include our 50% share of MVG's results as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Equity in income of unconsolidated investments	$4.5	$3.6
Saratoga
On October 2, 2015, we completed the acquisition of a 25% equity investment in Saratoga Casino Holdings LLC ("SCH") which owns Saratoga Casino and Raceway ("Saratoga's New York facility") in Saratoga Springs, New York, for $24.5 million from Saratoga Harness Racing, Inc. ("SHRI"). Saratoga's New York facility has a casino with approximately 1,700 VLTs, a 1/2-mile harness racetrack with a racing simulcast center, a 117-room hotel, dining facilities and a 3,000 square-foot multi-functional event space. Saratoga's New York facility has a 50% interest in a joint venture with DNC to manage the Gideon Putnam Hotel and Resort. We signed a five-year management agreement with SCH to manage Saratoga's New York facility for which we receive management fee revenue.
On November 21, 2016, we completed the acquisition of a 25% equity investment in Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga's Colorado facility") for $6.5 million from SHRI. Saratoga's Colorado facility has a casino with approximately 500 slot machines, seven table games, three lounges and two dining facilities.
Ocean Downs
In August 2016, we signed a limited liability company operating agreement with SCH, with each entity having a 50% interest, and formed Old Bay Gaming and Racing LLC ("Old Bay"). The Old Bay agreement provides both the Company and SCH equal participating rights, and both entities must consent to Old Bay's operating, investing and financing decisions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 3, 2017, Old Bay acquired all of the equity interests of Ocean Enterprise 589 LLC, Ocean Downs LLC and Racing Services LLC (collectively, "Ocean Downs"). The Company's portion of the initial equity investment in Ocean Downs was $24.0 million. Ocean Downs, located near Ocean City, Maryland, owns and operates VLTs at the Casino at Oceans Downs and conducts harness racing at Ocean Downs Racetrack. The Company's 25% interest in SCH provides an additional 12.5% interest, resulting in an effective 62.5% interest in Ocean Downs. Since both the Company and SCH have participating rights and both must consent to Old Bay's operating, investing and financing decisions, the Company accounts for Ocean Downs using the equity method of accounting.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
We performed our annual goodwill and indefinite-lived intangible impairment analysis for 2017 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, and ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, as of March 31, 2017, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. We assessed goodwill and indefinite-lived intangible assets by performing step one fair value calculations on a quantitative basis for each reporting unit and indefinite-lived intangible asset. We concluded that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying value and therefore step two of the assessment was not required.
During the three months ended March 31, 2017, the Company changed its annual goodwill and indefinite-lived impairment testing date from March 31 to April 1 of each year. As a result, the annual impairment tests were performed as of March 31, 2017 and will be performed again as of April 1, 2017. The change was made to better align with our forecasting process and to provide the Company with additional time to complete its annual goodwill and indefinite-lived intangible impairment testing in advance of its quarterly reporting. The Company believes this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances. We believe the resulting change in accounting principle related to changing the annual impairment testing date will not delay, accelerate, or avoid an impairment charge.
Goodwill is comprised of the following:

(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Total
Balances as of December 31, 2016	$51.7	$117.6	$132.1	$530.8	$832.2
Adjustments	—	—	—	—	—
Balances as of March 31, 2017	$51.7	$117.6	$132.1	$530.8	$832.2
Other intangible assets are comprised of the following:

	March 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$187.4	$(110.3)	$77.1	$187.4	$(100.0)	$87.4
Indefinite-lived intangible assets			358.3			358.3
Total			$435.4			$445.7
6. INCOME TAXES
The Company’s income tax rate for the three months ended March 31, 2017 was higher than the U. S federal statutory rate of 35.0% primarily due to state income taxes and certain expenses that are not deductible for the purposes of income taxes. These unfavorable tax consequences are partially mitigated by benefits from tax credits and the manufacturing deduction.
The Company’s income tax rate for the three months ended March 31, 2016 was lower than the U. S federal statutory rate of 35.0% primarily due to a $3.1 million tax benefit resulting from tax deductions from vesting restricted stock units in excess of the book deductions that were recognized upon our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This benefit was offset by state income taxes and certain expenses that are not deductible for the purposes of income taxes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$25.0	$—
Big Fish Games deferred payments	—	28.0
Big Fish Games earnout liability	—	33.7
Total	$25.0	$61.7

	December 31, 2016
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$34.1	$—
Big Fish Games deferred payments	—	27.8
Big Fish Games earnout liability	—	67.9
Total	$34.1	$95.7
The following table presents the change in fair value of our Level 3:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Total
Balances as of December 31, 2016	$27.8	$67.9	$95.7
Payments	—	(34.2)	(34.2)
Change in fair value	0.2	—	0.2
Balances as of March 31, 2017	$28.0	$33.7	$61.7
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of March 31, 2017 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.7% based on our cost of debt. The cost of debt was based on the observed market yields of our $600.0 million, 5.375% Senior Unsecured Notes ("Senior Unsecured Notes"), a Level 3 fair value measurement, and was adjusted for the difference in seniority and term of the deferred payments and earnout liability. The increase in fair values of the Big Fish Games deferred payments and earnout liability of $0.2 million during the three months ended March 31, 2017 was recorded as acquisition-related charges in the Condensed Consolidated Statements of Comprehensive Income. During 2015, Big Fish Games achieved its earnout milestones and we have made earnout payments of $34.2 million in March 2017 and $281.6 million in March 2016.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our $600.0 million Senior Unsecured Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The Level 3 fair value of the Senior Unsecured Notes was $622.5 million at both March 31, 2017 and December 31, 2016.
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
We did not measure any assets at fair value on a non-recurring basis for 2017 or 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. SHAREHOLDERS’ EQUITY
In February 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock in a stock repurchase program. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. During the three months ended March 31, 2017, we repurchased 53,721 shares of our common stock in conjunction with our stock repurchase program at a total cost of $7.8 million. We had approximately $114.6 million of repurchase authority remaining under this program at March 31, 2017.
Refer to Note 13, Subsequent Events, for information on a new common stock repurchase program.
9. STOCK-BASED COMPENSATION PLANS
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
2017 Awards
On February 17, 2017, certain NEOs and Grantees received the following:

•	25,119 restricted stock units ("RSU") to NEOs vesting equally over three service periods ending December 31, 2017, December 31, 2018 and December 31, 2019;

•	28,467 performance share units ("PSU") to NEOs with vesting contingent on financial performance measures at the end of a 34-month performance period ending December 31, 2019; and

•	61,530 restricted stock shares to Grantees vesting equally over three service periods ending February 17, 2018, February 17, 2019 and February 17, 2020.
The performance criteria for the 2017 PSU awards are a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the entire three year period, and a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
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
In 2017, we recognized compensation expense of $1.7 million for awards granted in 2017 and $3.2 million for awards granted prior to 2017. In 2016, we recognized compensation expense of $1.1 million for awards granted in 2016 and $3.0 million for awards granted prior to 2016. At March 31, 2017, compensation expense that had not been amortized attributable to unvested 2017 RSU and PSU awards was $8.0 million and $8.6 million for all other 2017 awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. CONTINGENCIES
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
11. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Numerator for basic income per common share:
Net income	$7.3	$2.8
Net income allocated to participating securities	(0.1)	(0.1)
Numerator for basic income per common share	$7.2	$2.7

Numerator for diluted income per common share	$7.3	$2.8

Denominator for basic and diluted net income per common share:
Basic	16.3	16.5
Plus dilutive effect of stock options and restricted stock	0.2	0.2
Plus dilutive effect of participating securities	0.3	0.3
Diluted	16.8	17.0

Income per common share:
Basic	$0.44	$0.17
Diluted	$0.44	$0.16
12. SEGMENT INFORMATION
We manage our operations through six operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder;

•
Casinos, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, Video Services, LLC ("VSI"), 50% of EBITDA from our joint venture, MVG, 50% equity investment in Ocean Downs and 25% of EBITDA from our equity investment, SCH, which includes investments in Saratoga's New York facility, Saratoga's Colorado facility and Ocean Downs;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During 2016, we updated our definition of Adjusted EBITDA to exclude changes in Big Fish Games deferred revenue and to exclude depreciation and amortization from our equity investments. Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our TwinSpires segment. The prior year amounts were reclassified to conform to this presentation.
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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, Adjusted EBITDA by segment and reconciles Comprehensive Income to Adjusted EBITDA:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net revenue from external customers:
Racing:
Churchill Downs	$2.3	$2.3
Arlington	8.5	9.0
Fair Grounds	12.5	14.3
Calder	0.6	0.6
Total Racing	23.9	26.2
Casinos:
Oxford Casino	20.9	19.9
Riverwalk Casino	11.5	12.7
Harlow’s Casino	13.5	13.0
Calder Casino	21.4	20.3
Fair Grounds Slots	10.2	10.6
VSI	9.7	9.8
Saratoga	0.3	0.2
Total Casinos	87.5	86.5
TwinSpires	52.0	49.6
Big Fish Games:
Social casino	46.2	47.5
Casual and mid-core free-to-play	45.3	50.4
Premium	20.5	24.2
Total Big Fish Games	112.0	122.1
Other Investments	4.1	4.0
Net revenue from external customers	$279.5	$288.4

	Three Months Ended March 31,
(in millions)	2017	2016
Intercompany net revenue:
Racing:
Churchill Downs	$0.3	$0.3
Arlington	1.0	1.0
Fair Grounds	0.9	1.0
Total Racing	2.2	2.3
TwinSpires	0.3	0.3
Other Investments	1.4	0.9
Eliminations	(3.9)	(3.5)
Intercompany net revenue	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2017
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$26.1	$87.5	$52.3	$112.0	$5.5	$—

Taxes & purses	(10.2)	(29.1)	(3.0)	—	—	—
Platform & development fees	—	—	—	(41.5)	—	—
Marketing & advertising	(0.7)	(3.0)	(1.0)	(24.5)	—	—
Salaries & benefits	(8.6)	(13.1)	(2.2)	(7.0)	(2.9)	—
Content expense	(3.2)	—	(25.4)	—	—	—
SG&A expense	(3.8)	(5.2)	(2.7)	(4.7)	(0.8)	(2.2)
Research & development	—	—	—	(10.3)	—	—
Other operating expense	(9.3)	(11.4)	(4.8)	(3.7)	(1.3)	(0.2)
Other income (expense)	—	9.6	—	—	0.1	—

Adjusted EBITDA	$(9.7)	$35.3	$13.2	$20.3	$0.6	$(2.4)

	Three Months Ended March 31, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$28.5	$86.5	$49.9	$122.1	$4.9	$—

Taxes & purses	(11.2)	(28.4)	(2.8)	—	—	—
Platform & development fees	—	—	—	(44.1)	—	—
Marketing & advertising	(0.8)	(3.4)	(1.0)	(42.8)	—	—
Salaries & benefits	(8.4)	(12.1)	(2.3)	(6.1)	(2.7)	—
Content expense	(3.3)	—	(23.9)	—	—	—
SG&A expense	(3.9)	(5.1)	(2.8)	(4.9)	(0.7)	(1.8)
Research & development	—	—	—	(10.8)	—	—
Other operating expense	(8.4)	(9.7)	(5.0)	(3.9)	(0.7)	(0.3)
Other income (expense)	0.1	6.5	—	(0.6)	—	0.1

Adjusted EBITDA	$(7.4)	$34.3	$12.1	$8.9	$0.8	$(2.0)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$7.2	$2.8
Foreign currency translation, net of tax	0.1	—
Net income	7.3	2.8
Additions:
Depreciation and amortization	24.5	27.0
Interest expense	11.8	10.6
Income tax provision (benefit)	4.5	(3.8)
EBITDA	48.1	36.6

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	4.9	4.1
Other charges	0.2	—
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	3.5	2.5
Other charges and recoveries, net	—	0.4
Acquisition expense, net	0.2	2.7
Calder exit costs	0.4	0.4
Total adjustments to EBITDA	9.2	10.1
Adjusted EBITDA	$57.3	$46.7

Adjusted EBITDA by segment:
Racing	$(9.7)	$(7.4)
Casinos	35.3	34.3
TwinSpires	13.2	12.1
Big Fish Games	20.3	8.9
Other Investments	0.6	0.8
Corporate	(2.4)	(2.0)
Adjusted EBITDA	$57.3	$46.7
The table below presents information about equity in income (losses) of unconsolidated investments included in our reported segments:

	Three Months Ended March 31,
(in millions)	2017	2016
Casinos	$6.1	$4.1
Other Investments	—	(0.3)
	$6.1	$3.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents total asset information for each of our operating segments:

(in millions)	March 31, 2017	December 31, 2016
Total assets:
Racing	$437.1	$454.6
Casinos	655.4	628.7
TwinSpires	205.5	209.9
Big Fish Games	900.0	893.8
Other Investments	10.1	11.1
Corporate	48.0	56.3
	$2,256.1	$2,254.4
The table below presents total capital expenditures for each of our operating segments:

	Three Months Ended March 31,
(in millions)	2017	2016
Capital expenditures:
Racing	$23.6	$9.4
Casinos	8.1	3.3
TwinSpires	3.2	1.9
Big Fish Games	2.0	1.2
Other Investments	0.4	0.2
Corporate	0.2	0.4
	$37.5	$16.4
13. SUBSEQUENT EVENT
At its regular scheduled meeting held April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The new program replaces the prior $150.0 million program that was authorized in February 2016 and had unused authorization of $114.6 million. The new authorized amount includes and is not in addition to any unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include the following: the effect of global economic conditions, a decrease in consumers’ discretionary income; additional or increased taxes and fees; public perceptions of integrity or other lack of confidence in our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations, including the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses; inability to identify and complete acquisition, expansion or divestiture projects on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; legalization of online real money gaming in the United States, and our ability to capitalize on and predict such legalization; inability to respond to rapid technological changes in a timely manner; adverse infringement of the intellectual property of others; inability to protect our own intellectual property rights; security breaches and other security risks related to our technology, personal information, source code and other proprietary information, including failure to comply with regulations and other legal obligations relating to receiving, processing, storing and using person information; payment-related risks, such as chargebacks for fraudulent credit card use; compliance with Foreign Corrupt Practices Act or applicable money-laundering regulations; work stoppages and labor issues; difficulty in attracting sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; declining popularity in horseracing; seasonal fluctuations in our horseracing business due to geographic concentration of our operations; increased competition in our casino business; changes in regulatory environment of our casino business; development and expansion of casinos is costly and susceptible to delays, cost overruns and other uncertainties; concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs; impact of further legislation prohibiting tobacco smoking; geographic concentration of our casino business; changes in regulatory environment for our advanced deposit wagering business; increase in competition in the advanced deposit wagering business; inability to retain current customers or attract new customers to our advanced deposit wagering business; uncertainty and changes in the legal landscape relating to our advanced deposit wagering business; failing to comply with laws requiring us to block access to certain individuals could result in penalties or impairment in our ability to offer advanced deposit wagering; operating in an evolving and highly competitive market related to our Big Fish Games; inability to maintain relationships with third party mobile platforms related to our Big Fish Games; failure to develop and publish mobile games that achieve market acceptance; inability to secure new or ongoing content from third party development partners on favorable terms; programming errors or flaws or other technical difficulties, diminishing our customers’ experience; “cheating” programs, scam offers, black-markets and other actions by third parties that seek to exploit our games and players may affect our reputation and harm our operating results; slower than expected growth in use of smartphone and tablet devices to facilitate game platforms; and financial volatility quarter-to-quarter relating to our Big Fish Games.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including Part I – Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Our Business
Executive Overview
We are an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 10,070 gaming positions in eight states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
During the fourth quarter of 2016, we updated our definition of Adjusted EBITDA to exclude changes in Big Fish Games deferred revenue. Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our TwinSpires segment. The prior year amounts were reclassified to conform to this presentation.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Acquisition expense, net which includes:

–	Acquisition-related charges, including fair value adjustments related to earnouts and deferred payments; and

–	Transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Gain on Calder land sale;

•	Calder exit costs; and

•	Other charges and recoveries
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income. Refer to the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Our Operations
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 55 live thoroughbred race days in the first quarter of 2017 and 54 live thoroughbred race days in the first quarter of 2016.
Casinos Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 10,070 gaming positions located in eight states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, and Video Services, LLC ("VSI"), in addition to two hotels (Riverwalk and Harlow’s). In addition, we have a 50% equity investment in MVG, a 25% equity investment in SCH and an effective 62.5% equity investment in Ocean Downs. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
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
Government Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our racing operations, our casino operations, TwinSpires and Big Fish Games are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. This update on 2017 regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including Part I – Item 1, "Business" of our Form 10-K for a discussion of regulatory and legislative issues.
Specific State Casino Regulations and Potential Legislative Changes
Florida
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
In April 2017, legislation passed the Florida Senate that would allow pari-mutuel racetracks in Miami-Dade and Broward counties to decouple their pari-mutuel and gaming operations. The bill authorizes up to eight additional casino licenses in counties that have approved slot machine gaming through a local referendum and also provides for two additional gaming licenses in Miami-Dade and Broward. The legislation provides for a 10% reduced tax rate on slot machine revenues and permits 24 hour operation for casinos. Under the terms of the proposed bill, the Compact negotiated in 2015 between the Governor and the Seminole Tribe would be ratified. The House stripped the Senate bill and passed their own version of legislation. Under the terms of the House proposal, the Tribe would be allowed to retain slot machines and blackjack tables for a period of 20 years but would not be authorized to offer additional games. The pari-mutuel industry would be prohibited from decoupling or offering additional gaming options for 20 years. The issue is still pending before the legislature.
At this time it is not possible to determine what impact legislation with respect to authorizing the Seminole Compact or decoupling would have on our business.
Maryland
In April 2017, Maryland's Governor signed a law allowing casinos in Allegany or Worcester County to qualify for a 10% gaming tax reduction on slot machine revenue effective July 1, 2017. In order to qualify for the gaming tax reduction, casinos must purchase or acquire the right to lease all of their video lottery terminals ("VLT") prior to January 1, 2019. If casinos do not purchase or assume the right to lease prior to January 1, 2019, then they will be required to assume ownership or lease the terminals by March 31, 2020 without receiving the full tax reduction. The bill awaits the Governor’s signature. We believe the legislation will have a positive impact on our business.
Currently under Maryland statute, Ocean Downs would be required to spend $1.5 million on racing-related capital maintenance and expenditures in order to qualify for a matching grant from the state. Legislation passed in April 2017, which lowers the minimum threshold to qualify for matching state funds to $300,000. The bill awaits the Governor’s signature. If the legislation is enacted, it could have a positive material impact on our business.
Legislation passed the legislature in April 2017 that allows a VLT licensee to reduce the following day's proceeds for the amount of money returned to players that exceeds the amount bet through VLT's or table games on a given day, thereby reducing the taxes owed by the VLT licensee. The bill is pending before the Governor.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Net revenue	$279.5	$288.4	$(8.9)
Operating income	17.5	6.3	11.2
Operating income margin	6%	2%
Net income	7.3	2.8	4.5
Adjusted EBITDA	57.3	46.7	10.6
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

•
Our net revenue decreased $8.9 million driven by a $10.1 million decrease from Big Fish Games primarily from declines in all game categories and a $2.4 million decrease in Racing primarily due to Fair Grounds impact of a contagious equine disease outbreak which quarantined horses causing limited field sizes, as well as the shift of the Louisiana Derby timing from March in 2016 to April in 2017. Partially offsetting these declines were an increase in revenue related to a $2.4 million increase in TwinSpires due to a 19.7% increase in active players and a 6.8% increase in handle, a $1.0 million increase in Casinos revenue generated primarily from organic growth at certain properties which was partially offset by lower revenue at Riverwalk due to increased competition and a $0.2 million increase in other revenue.

•
Our operating income increased $11.2 million driven by a $12.4 million increase in Big Fish Games primarily due to a decrease in user acquisition expense, a $2.5 million reduction in acquisition-related charges and a $0.6 million increase in TwinSpires related to an increase in active players and handle growth. Partially offsetting these increases were reductions in operating income related to a $3.1 million reduction in Racing primarily due to lower handle and increased operating expenses at Fair Grounds related to a contagious equine disease outbreak and timing of the Louisiana Derby, a $1.0 million increase in selling, general and administrative expense, and a $0.2 million increase in other expenses.

•
Our net income increased $4.5 million driven by an $11.2 million increase in operating income, a $2.3 million increase in income from our equity investments, and a $0.5 million increase in miscellaneous income. Partially offsetting these increases were an $8.3 million increase in our income tax provision primarily from higher income from our segments and unconsolidated investments and a $1.2 million increase in net interest expense associated with higher outstanding debt balances.

•
Our Adjusted EBITDA increased $10.6 million driven by an $11.4 million increase in Big Fish Games primarily due to decreased user acquisition expense which was partially offset by lower revenue, a $1.1 million increase from TwinSpires driven by an increase in active players and handle growth, and a $1.0 million increase in Casinos primarily as a result of our Ocean Downs investment in January 2017. Partially offsetting these increases were a $2.3 million decline in Racing due to the lower handle and costs associated with a contagious equine disease outbreak and timing of the Louisiana Derby and a $0.6 million decline from Other Investments and Corporate.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Racing:
Churchill Downs	$2.6	$2.6	$—
Arlington	9.5	10.0	(0.5)
Fair Grounds	13.4	15.3	(1.9)
Calder	0.6	0.6	—
Total Racing	26.1	28.5	(2.4)
Casinos:
Oxford Casino	20.9	19.9	1.0
Riverwalk Casino	11.5	12.7	(1.2)
Harlow's Casino	13.5	13.0	0.5
Calder Casino	21.4	20.3	1.1
Fair Grounds Slots	10.2	10.6	(0.4)
VSI	9.7	9.8	(0.1)
Saratoga	0.3	0.2	0.1
Total Casino	87.5	86.5	1.0
TwinSpires	52.3	49.9	2.4
Big Fish Games:
Social casino	46.2	47.5	(1.3)
Casual and mid-core free-to-play	45.3	50.4	(5.1)
Premium	20.5	24.2	(3.7)
Total Big Fish Games	112.0	122.1	(10.1)
Other Investments	5.5	4.9	0.6
Eliminations	(3.9)	(3.5)	(0.4)
Net Revenue	$279.5	$288.4	$(8.9)
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

•
Racing revenue decreased $2.4 million due to a $1.9 million decrease at Fair Grounds primarily from the impact of a contagious equine disease outbreak which quarantined horses causing limited field sizes, as well as the shift of the Louisiana Derby timing from March in 2016 to April in 2017, and a $0.5 million decrease at Arlington primarily due to lower off-track betting facilities ("OTB") revenue due to a lack of in-state racing in the first quarter of 2017.

•
Casino revenue increased $1.0 million due to a $1.1 million increase at Calder, a $1.0 million increase at Oxford and a $0.5 million increase at Harlow's resulting from successful promotional activities. Partially offsetting these increases were a $1.2 million decrease in Riverwalk revenue due to inclement weather and an overall declining market and a $0.4 million decline from our other properties.

•
TwinSpires revenue increased $2.4 million primarily driven by an increase of 19.7% in active players and handle growth of 6.8%, which outpaced the U.S. thoroughbred industry performance by 7.8 percentage points.

•
Big Fish Games revenue decreased $10.1 million driven by decreases in all game categories, including a $5.1 million decrease in casual and mid-core free-to-play revenue from multiple games, a $3.7 million decrease in premium games revenue and a $1.3 million decrease in social casino revenue growth primarily due to lower bookings.

•	Other Investments revenue increased $0.6 million at United Tote due to incremental equipment sales and higher totalisator fees from new customers.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires (1)

	Three Months Ended March 31,
(in millions)	2017	2016
Racing:
Churchill Downs
Race Days	—	—
Total handle	$9.0	$9.3
Net pari-mutuel revenue	$1.8	$1.8
Commission %	20.0%	19.4%
Arlington
Race Days	—	—
Total handle	$58.0	$62.4
Net pari-mutuel revenue	$9.1	$9.6
Commission %	15.7%	15.4%
Fair Grounds
Race Days	55	54
Total handle	$136.7	$165.3
Net pari-mutuel revenue	$11.0	$12.5
Commission %	8.0%	7.6%
Total Racing
Race Days	55	54
Total handle	$203.7	$237.0
Net pari-mutuel revenue	$21.9	$23.9
Commission %	10.8%	10.1%
TwinSpires.com
Total handle	$252.9	$236.7
Net pari-mutuel revenue	$47.0	$44.9
Commission %	18.6%	19.0%
Eliminations (2)
Total handle	$(15.0)	$(16.7)
Net pari-mutuel revenue	$(0.8)	$(2.2)
Total
Handle	$441.6	$457.0
Net pari-mutuel revenue	$68.1	$66.6
Commission %	15.4%	14.6%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.com.

(2)	Eliminations include the elimination of intersegment transactions.

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

	Three Months Ended March 31,
(in millions)	2017	2016
Oxford Casino
Slot handle	$186.2	$174.2
Net slot revenue	15.7	15.0
Net gaming revenue	19.8	18.9
Riverwalk Casino
Slot handle	$131.0	$133.5
Net slot revenue	9.8	10.9
Net gaming revenue	11.0	12.1
Harlow’s Casino
Slot handle	$147.6	$137.1
Net slot revenue	11.8	11.4
Net gaming revenue	12.9	12.3
Calder Casino
Slot handle	$257.5	$254.7
Net slot revenue	20.6	19.5
Net gaming revenue	20.5	19.5
Fair Grounds Slots and Video Poker
Slot handle	$116.7	$113.5
Net slot revenue	10.0	10.3
Net gaming revenue	19.6	20.1

Total net gaming revenue	$83.8	$82.9

Big Fish Games
Our key operating statistic specific to Big Fish Games is bookings. Bookings represent the amount of virtual currency, virtual goods or premium games that consumers have purchased through third party app stores or the Big Fish Games website.

	Three Months Ended March 31,
(in millions)	2017	2016
Bookings
Social casino	$46.4	$47.4
Casual and mid-core free-to-play	43.8	55.0
Premium	20.7	25.8
Total bookings	$110.9	$128.2

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Taxes and purses	$42.3	$42.4	$(0.1)
Platform & development fees	41.5	44.1	(2.6)
Salaries & benefits	33.8	31.6	2.2
Marketing & advertising	29.1	47.8	(18.7)
Content expense	25.8	24.2	1.6
Selling, general and administrative expense	24.1	23.1	1.0
Depreciation & amortization	24.5	27.0	(2.5)
Research & development	10.3	10.8	(0.5)
Acquisition expense, net	0.2	2.7	(2.5)
Calder exit costs	0.4	0.4	—
Other operating expense	30.0	28.0	2.0
Total expense	$262.0	$282.1	$(20.1)
Percent of net revenue	94%	98%
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016
Significant items affecting comparability of consolidated operating expense include:

•	Platform and development fees at Big Fish Games decreased $2.6 million driven by the decrease in Big Fish Games revenues.

•
Salaries and benefits expense increased $2.2 million primarily driven by a $1.7 million increase in additional personnel costs and a $0.5 increase in health insurance expense across all of our segments.

•	Marketing and advertising expense decreased $18.7 million primarily driven by a decrease in Big Fish Games user acquisition expense primarily associated with casual and mid-core free-to-play games.

•
Content expense increased $1.6 million driven by a $2.0 million increase in third-party pari-mutuel content fees at TwinSpires associated with an increase in handle, partially offset by a $0.4 million decrease in other expense.

•	Selling, general and administrative expense increased $1.0 million driven primarily by a $0.8 million increase in stock-based compensation expense and a $0.2 million increase in other expenses.

•
Depreciation and amortization expense decreased $2.5 million driven primarily by a $1.9 million decrease at Calder associated with fully depreciated assets and a $0.6 million decrease in our other segments.

•	Research and development expense decreased $0.5 million resulting from higher capitalized payroll related to Big Fish Games software development expense.

•	Acquisition expense, net decreased $2.5 million as a result of the non-cash fair value adjustments related to the liabilities for the Big Fish Games earnout and deferred payments to the founders.

•
Other operating expense increased $2.0 million in 2017. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Insurance and property taxes increased $1.7 million primarily driven by an insurance premium reserve adjustment and a $0.3 million increase in other expenses.

Corporate Allocated Expense
The table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Racing	$(1.4)	$(1.3)	$(0.1)
Casinos	(1.7)	(1.5)	(0.2)
TwinSpires	(1.2)	(1.2)	—
Big Fish Games	(0.7)	(0.7)	—
Other Investments	(0.3)	(0.3)	—
Corporate allocated expense	5.3	5.0	0.3
Total Corporate allocated expense	$—	$—	$—
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
During the fourth quarter of 2016, we updated our definition of Adjusted EBITDA to exclude changes in Big Fish Games deferred revenue. Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our TwinSpires segment. Accordingly, the prior year amounts were reclassified to conform to this presentation.

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Racing	$(9.7)	$(7.4)	$(2.3)
Casinos	35.3	34.3	1.0
TwinSpires	13.2	12.1	1.1
Big Fish Games	20.3	8.9	11.4
Other Investments	0.6	0.8	(0.2)
Corporate	(2.4)	(2.0)	(0.4)
Adjusted EBITDA	$57.3	$46.7	$10.6
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

•
Racing Adjusted EBITDA decreased $2.3 million due to a $1.5 million decrease at Fair Grounds from a contagious equine disease which quarantined horses causing limited field sizes and remediation expenses and a $0.8 million decrease primarily from increased expenses.

•
Casinos Adjusted EBITDA increased $1.0 million driven by a $3.1 million increase from strong performance at the Company's equity investments, including our new equity investment in Ocean Downs in January 2017. Partially offsetting these improvements was a $1.3 million decline at Riverwalk due to inclement weather and a loss of market share within an overall declining market, a $0.7 million decrease at Fair Grounds and VSI from inclement weather and strong competition from the Mississippi Gulf Coast gaming market, and a $0.1 million decrease from increased expenses.

•
TwinSpires Adjusted EBITDA increased $1.1 million driven by a $1.5 million favorable impact of increased wagering, net of content costs, associated with handle growth of 6.8% and a 19.7% increase in active players, and $0.3 million increase from decreased expenses. These increases were partially offset by a $0.7 million increase in net taxes and purses.

•
Big Fish Games Adjusted EBITDA increased $11.4 million driven by an $18.3 million decrease in user acquisition spending and a decrease of $3.2 million in other expenses, partially offset by the $10.1 decrease in revenues.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Comprehensive income	$7.2	$2.8	$4.4
Foreign currency translation, net of tax	0.1	—	0.1
Net income	7.3	2.8	4.5
Additions:
Depreciation and amortization	24.5	27.0	(2.5)
Interest expense	11.8	10.6	1.2
Income tax provision (benefit)	4.5	(3.8)	8.3
EBITDA	48.1	36.6	11.5

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	4.9	4.1	0.8
Other charges	0.2	—	0.2
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	3.5	2.5	1.0
Other charges and recoveries, net	—	0.4	(0.4)
Acquisition expenses, net	0.2	2.7	(2.5)
Calder exit costs	0.4	0.4	—
Total adjustments to EBITDA	9.2	10.1	(0.9)
Adjusted EBITDA	$57.3	$46.7	$10.6
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

•
Depreciation and amortization expense decreased $2.5 million driven primarily by a $1.9 million decrease at Calder associated with fully depreciated assets and a $0.6 million increase in expense in our other segments.

•
Interest expense net increased $1.2 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Senior Secured Credit Facility for payment of the Big Fish Games earnout liability and equity investment in Ocean Downs.

•
Income tax provision (benefit) increased $8.3 million driven by the increase in pretax income, certain non-deductible acquisition related charges and a $3.1 million prior year benefit from the adoption of a stock-based compensation accounting standard which did not recur.

•	Stock-based compensation expense increased $0.8 million driven by an increase in retention awards for Big Fish employees and other key resources.

•
Interest, depreciation and amortization expense related to equity investments increased $1.0 million driven by our equity investments in Saratoga's New York and Colorado facilities, as well as our equity investment in Ocean Downs.

•	Other charges and recoveries, net decreased $0.4 million driven by 2016 development expenses within our Other Investments segment which did not recur.

•
Acquisition expenses, net decreased $2.5 million driven by non-cash fair value adjustments related to the liabilities for Big Fish Games earnout and deferred payments to the founders which were partially paid during 2016 and 2017.

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	March 31, 2017	December 31, 2016	Change
Total assets	$2,256.1	$2,254.4	$1.7
Total liabilities	$1,567.2	$1,569.4	$(2.2)
Total shareholders' equity	$688.9	$685.0	$3.9
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets increased $1.7 million driven by a $25.6 million increase in investments in affiliates primarily due to the acquired interest of Ocean Downs, a $16.3 million increase in property and equipment, net due to our capital project and maintenance expenditures partially offset by depreciation expense, and a $6.9 million increase in other current assets driven by annual insurance premiums prepayments. Partially offsetting these increases were a $19.1 million decrease in accounts receivable primarily due to receipts related to the 2017 Kentucky Derby and Oaks events, a $10.3 million decrease in intangible assets due to amortization expense, a $10.1 million decrease in receivable from escrow for certain purchases of property and equipment, a $6.6 million decrease in income tax receivable primarily driven by our current quarter income tax provision and a $1.0 million decrease in all other assets.

•
Total liabilities decreased $2.2 million driven by a $34.2 million decrease in the Big Fish Games earnout liability, a $21.8 million decrease in dividends payable due to the payment of annual dividends, a $7.7 million decrease in accrued expenses primarily due to the payment of annual bonuses and a $4.9 million decrease in all other liabilities. Partially offsetting these decreases were a $45.5 million increase in our total debt balance as we borrowed under our Senior Secured Credit Facility to fund the Big Fish Games earnout payment and Ocean Downs equity investment, and a $20.9 million increase in deferred revenue due to advance billings for the 2017 Kentucky Derby and Oaks events.

•
Total shareholders’ equity increased $3.9 million driven by a $7.3 million increase in current year net income and a $4.9 million increase from the amortization of stock compensation expense. Partially offsetting these increases were a $7.8 million decrease from repurchases of common stock and $0.5 million of other changes in shareholders' equity.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,
Cash flows from:	2017	2016	Change
Operating activities	$74.6	$66.6	$8.0
Investing activities	$(51.4)	$(15.0)	$(36.4)
Financing activities	$(17.0)	$(75.1)	$58.1
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
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

•
Cash provided by operating activities increased $8.0 million driven by a $17.2 million decrease in the Big Fish Games fair value of the earnout payment in comparison to prior year, $1.9 million less cash paid for income taxes, and $0.5 million of other operating cash flow.  Partially offsetting these increases was an $11.6 million reduction in deferred revenue driven by timing of payments related to the Kentucky Derby and Oaks events and lower Big Fish Games bookings.

•
Cash used in investing activities increased $36.4 million driven by a $24.0 million investment in Ocean Downs, $18.8 million in higher capital project expenditures, and $3.7 million in all other investing activities. Partially offsetting these increases was a $10.1 million decrease in receivable from escrow related to the Calder land sale from the fourth quarter of 2016.

•
Cash used in financing activities decreased $58.1 million primarily driven by a $230.2 million reduction in the Big Fish Games earnout payment associated with cash flows from financing activities in comparison to prior year. Partially offsetting this reduction were a $158.7 million change in net repayments under our Senior Secured Credit Facility, a $7.8 million increase in stock repurchase activity, and a $5.6 million increase in other financing activity.
Credit Facilities and Indebtedness
The following table presents our debt outstanding, net of loan origination and debt issuance costs and including premium:

(in millions)	March 31, 2017	December 31, 2016	Change
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2021	$192.0	$135.0	$57.0
Term Loan due 2021	175.7	179.3	(3.6)
Swing line of credit	6.1	13.2	(7.1)
Total Senior Secured Credit Facility	373.8	327.5	46.3
5.375% Senior Unsecured Notes due 2021	600.0	600.0	—
Total debt	973.8	927.5	46.3
Current maturities of long-term debt	15.3	14.2	1.1
Total debt, net of current maturities	$958.5	$913.3	$45.2
Bond premium and issuance costs, net	(5.5)	(5.8)	0.3
Net debt, net of current maturities	$953.0	$907.5	$45.5
Senior Secured Credit Facility
On February 17, 2016, we entered into an amendment (the "New Agreement") which amends certain provisions of the credit agreement including extending the maturity of both the Fourth Amended and Restated Credit Agreement (the "Senior Secured Credit Facility") and the Term Loan Facility ("Term Loan") through February 2021, coterminous with one another. The maximum aggregate commitment for the Senior Secured Credit Facility remains at $500.0 million and the unamortized Term Loan of $188.7 million was refinanced as part of this amendment.
Regarding the Term Loan, we are required to make quarterly principal payments based on the amortization schedule in the New Agreement. Payments are set to occur on the last day of each quarter through the maturity date with annual paydown requirements of 5%, 7.5%, 10%, 12.5%, 15% and a bullet payment due at maturity.  The amortization schedule calls for quarterly principal payments of $2.4 million that commenced on March 31, 2016 and increased in increments of $1.2 million on March 31 of each year to reach final year quarterly payment amounts of $7.1 million.  If no additional payments are made, the balance due at termination will be $94.4 million.
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 2.5% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.15% to 0.35% of the available aggregate commitment, depending on our total leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 2.9% at March 31, 2017 and 2.7% at December 31, 2016.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of March 31, 2017, we were in compliance with all covenants under the Senior Secured Credit Facility, and we have significant assets pledged as collateral under the Senior Secured Credit Facility. At March 31, 2017, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	7.6 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.0 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.2 to 1	< 3.5 to 1.0

As of March 31, 2017, we had $7.1 million in letter of credit commitments which reduced the total available capacity under the Senior Secured Credit Facility to $294.8 million.
5.375% Senior Unsecured Notes
On December 16, 2013, we completed an offering of $300.0 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Initial Senior Unsecured Notes" or the "Existing Notes"). The Initial Senior Unsecured Notes were issued at par, with interest payable on June 15th and December 15th of each year. We received net proceeds of $295.0 million, after deducting underwriting fees, and used the net proceeds from the offering to repay a portion of our outstanding revolver borrowings, and accrued and unpaid interest outstanding. In connection with the issuance, we capitalized $6.3 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Initial Senior Unsecured Notes.
On December 16, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "Tack-on Notes"). The Tack-on Notes were issued under the December 16, 2013 Indenture (the "Indenture") governing the $300.0 million Existing Notes and form a part of the same series as the Existing Notes for purposes of the Indenture. The Tack-on Notes were issued at 101% with interest payable on June 15th and December 15th of each year. We received net proceeds of $299.0 million, after deducting underwriting fees and used the net proceeds from the offering to repay outstanding revolver borrowings along with accrued and unpaid interest outstanding under the Senior Secured Credit Facility. In connection with the issuance, we capitalized $4.7 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Tack-on Notes.
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
Contractual Obligations
Our commitments to make future payments as of March 31, 2017, are estimated as follows:

(in millions)	April 1 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
Big Fish Games earnout	$—	$34.2	$—	$—	$34.2
Big Fish Games deferred payment	—	28.7	—	—	28.7
Senior Secured Credit Facility	—	—	198.1	—	198.1
Interest on Senior Secured Credit Facility(1)	4.3	11.4	6.5	—	22.2
Term Loan	10.6	42.5	122.7	—	175.8
Interest on Term Loan(1)	3.8	8.6	3.6	—	16.0
Senior Unsecured Notes	—	—	600.0	—	600.0
Interest on Senior Unsecured Notes	32.3	64.5	63.1	—	159.9
Operating leases	9.0	17.6	19.1	85.0	130.7
Total	$60.0	$207.5	$1,013.1	$85.0	$1,365.6
(1)    Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the     weighted average borrowing rate of 2.9% which was the rate in place as of March 31, 2017.
On March 27, 2017, the Company amended the Merger Agreement associated with the Company's acquisition of Big Fish Games dated as of December 16, 2014, to extend the deferral of the earnout consideration payable and the Big Fish Games' founder deferred payment on December 15, 2017 to January 3, 2018.
As of March 31, 2017, we had approximately $3.1 million of unrecognized tax benefits. As of March 31, 2017, the fair value of the Big Fish Games earnout liability is $33.7 million and the fair value of the Big Fish Games deferred payment to the founders is $28.0 million, both of which we expect to pay in 2018.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At March 31, 2017, we had $373.8 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $2.3 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
There have been no material changes with respect to legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
1/1/17-1/31/17	37,586	$145.48	33,980	$117.5
2/1/17-2/28/17	17,372	145.05	17,066	115.0
3/1/17-3/31/17	3,303	150.22	2,675	114.6
Total	58,261	$145.62	53,721	$114.6	(1)

(1)	Maximum dollar amount of shares of common stock that may yet be repurchased under our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 26, 2017	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 26, 2017	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

2(a)	First Amendment to Agreement and Plan of Merger	Exhibit 2.1 to Current Report on Form 8-K filed March 27, 2017

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith