Form 10-Q
period 2017-06-30
CHURCHILL DOWNS Inc
filed 2017-07-26
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at July 19, 2017 was 15,408,244 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2017	2016	2017	2016
Net revenue:
Racing	$165.3	$156.1	$189.2	$182.3
Casinos	88.3	84.4	175.8	170.9
TwinSpires	80.5	68.4	132.5	118.0
Big Fish Games	112.6	125.2	224.6	247.3
Other Investments	5.2	4.4	9.3	8.4
Total net revenue	451.9	438.5	731.4	726.9
Operating expense:
Racing	76.5	72.3	112.9	107.9
Casinos	62.1	60.4	124.8	121.4
TwinSpires	51.4	41.4	87.8	76.0
Big Fish Games	89.4	105.6	176.3	215.0
Other Investments	4.9	4.1	8.8	8.0
Corporate	0.5	0.4	1.2	1.0
Selling, general and administrative expense	26.7	24.6	50.8	47.7
Research and development	9.9	9.7	20.2	20.5
Calder exit costs	0.2	1.5	0.6	1.9
Acquisition expenses, net	0.8	1.1	1.0	3.8
Total operating expense	322.4	321.1	584.4	603.2
Operating income	129.5	117.4	147.0	123.7
Other income (expense):
Interest expense	(11.6)	(11.1)	(23.4)	(21.7)
Equity in income of unconsolidated investments	7.7	4.8	13.8	8.6
Miscellaneous, net	0.2	0.4	0.2	(0.1)
Total other expense	(3.7)	(5.9)	(9.4)	(13.2)
Income from operations before provision for income taxes	125.8	111.5	137.6	110.5
Income tax provision	(47.5)	(41.7)	(52.0)	(37.9)
Net income	$78.3	$69.8	$85.6	$72.6

Net income per common share data:
Basic net income	$4.86	$4.16	$5.27	$4.32
Diluted net income	$4.81	$4.11	$5.18	$4.27
Weighted average shares outstanding:
Basic	16.1	16.5	16.2	16.5
Diluted	16.3	17.0	16.5	17.0

Other comprehensive loss:
Foreign currency translation, net of tax	(0.3)	0.2	(0.4)	0.2
Other comprehensive (loss) gain	(0.3)	0.2	(0.4)	0.2
Comprehensive income	$78.0	$70.0	$85.2	$72.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$41.8	$48.7
Restricted cash	31.6	34.3
Accounts receivable, net of allowance for doubtful accounts of $3.8 at June 30, 2017 and $3.5 at December 31, 2016	70.6	81.4
Receivable from escrow	—	13.6
Income taxes receivable	—	7.6
Game software development, net	10.6	9.6
Other current assets	54.2	50.8
Total current assets	208.8	246.0
Property and equipment, net	602.8	574.4
Game software development, net	8.7	6.3
Investment in and advances to unconsolidated affiliates	168.0	139.1
Goodwill	847.2	832.2
Other intangible assets, net	434.2	445.7
Other assets	12.3	10.7
Total assets	$2,282.0	$2,254.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87.3	$53.2
Purses payable	23.2	12.5
Account wagering deposit liabilities	25.0	25.0
Accrued expense	93.9	100.1
Income taxes payable	42.3	—
Deferred revenue - Big Fish Games	79.6	81.3
Deferred revenue - all other	11.5	64.3
Big Fish Games deferred payment, current	28.1	27.8
Big Fish Games earnout liability, current	33.8	67.9
Current maturities of long-term debt	16.5	14.2
Dividends payable	—	21.8
Total current liabilities	441.2	468.1
Long-term debt (net of current maturities and loan origination fees of $0.5 at both June 30, 2017 and December 31, 2016)	459.9	312.8
Notes payable (including premium of $2.2 at June 30, 2017 and $2.5 at December 31, 2016 and net of debt issuance costs of $6.9 at June 30, 2017 and $7.8 at December 31, 2016)	595.3	594.7
Deferred revenue - all other	20.7	24.4
Deferred income taxes	145.3	153.1
Other liabilities	18.3	16.3
Total liabilities	1,680.7	1,569.4
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued	—	—
Common stock, no par value; 50.0 shares authorized; 15.4 shares issued at June 30, 2017 and 16.5 shares issued at December 31, 2016	—	116.5
Retained earnings	602.8	569.7
Accumulated other comprehensive loss	(1.5)	(1.2)
Total shareholders' equity	601.3	685.0
Total liabilities and shareholders' equity	$2,282.0	$2,254.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$85.6	$72.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.3	53.9
Game software development amortization	8.7	7.5
Acquisition expenses, net	1.0	3.8
Distributed earnings from equity investments	8.7	8.2
Earnings from equity investments, net	(13.8)	(8.6)
Stock-based compensation	11.7	9.4
Big Fish Games earnout payment	(2.5)	(19.7)
Other	0.7	1.1
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Other current assets and liabilities	25.1	20.2
Game software development	(11.3)	(10.1)
Income taxes	50.0	35.8
Deferred revenue	(34.9)	(4.2)
Other assets and liabilities	(7.2)	(3.1)
Net cash provided by operating activities	171.1	166.8
Cash flows from investing activities:
Capital maintenance expenditures	(17.9)	(16.3)
Capital project expenditures	(46.1)	(18.2)
Acquisition of a business	(23.1)	—
Receivable from escrow	13.6	—
Investment in unconsolidated affiliates	(24.0)	—
Other	0.2	(1.1)
Net cash used in investing activities	(97.3)	(35.6)
Cash flows from financing activities:
Borrowings on bank line of credit	543.6	442.1
Repayments of bank line of credit	(394.2)	(298.8)
Big Fish Games earnout payment	(31.7)	(261.9)
Payment of dividends	(21.8)	(19.1)
Repurchase of common stock	(181.0)	(17.6)
Other	3.8	4.4
Net cash used in financing activities	(81.3)	(150.9)
Net decrease in cash and cash equivalents	(7.5)	(19.7)
Effect of exchange rate changes on cash	0.6	0.3
Cash and cash equivalents, beginning of period	48.7	74.5
Cash and cash equivalents, end of period	$41.8	$55.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21.4	$19.6
Income taxes	$9.0	$2.2
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$18.4	$18.5
Repurchase of common stock included in accrued expenses	$—	$2.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The Churchill Downs Incorporated (the "Company", "we", "us", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("U.S. GAAP") or those normally made in our Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 64 live thoroughbred race days in the second quarter of 2017 and 61 live thoroughbred race days in the second quarter of 2016. For the six months ended June 30, 2017, we conducted 119 live thoroughbred racing days, which compares to 115 live thoroughbred racing days during the six months ended June 30, 2016.
Casinos
Revenue from our casino properties has a seasonal component and is typically higher during the first and second quarters.
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
Big Fish Games
Revenue from our Big Fish Games, Inc. ("Big Fish Games") segment also has a seasonal component and is typically lower during the summer months.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This new standard provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting for stock compensation expense. The guidance will become effective in 2018. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile to the balance sheet and disclose the nature of the restrictions. The guidance will become effective in 2018. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to the presentation of our statement of cash flows where we will be required to reconcile to total cash, cash equivalents, and restricted cash. Currently, our statement of cash flows reconciles to total cash and cash equivalents.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective in our first quarter of fiscal 2019 on a modified retrospective basis and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective in 2018 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; which clarified the guidance on certain items such as reporting revenue gross versus net and presentation of sales tax, among other things. While we are continuing to assess all potential impacts of the new standard, we have identified two areas of impact at this time. The first area is significant and relates to our accounting for breakage revenue for our outstanding premium game club credits for Big Fish Games. Currently, we record breakage revenue for our outstanding premium game credits when the credits have legally expired. Under the new standard, we will be required to recognize the expected breakage related to our outstanding premium game club credits as revenue in proportion to the pattern of game club credits redeemed by our customers. The second area is not significant and likely will not be material. This area relates to our accounting for loyalty points under our various rewards programs which are earned by our customers at our casinos. These accumulated loyalty points are redeemable for free complimentaries, including gaming play and food and beverage. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided. Under the new standard, we will need to defer the standalone selling price of the complimentaries until the future revenue transaction occurs. Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will have a significant impact on our earnings. Due to the change in our accounting related to breakage revenue, we anticipate this standard may have a material impact on our consolidated financial statements. At this time, we expect to adopt this new standard using the modified retrospective method on January 1, 2018.
3. ACQUISITIONS
On April 24, 2017, we completed the acquisition of BAM Software and Services, LLC ("BetAmerica"), which has not had a material impact on our results of operations, financial condition or cash flows. The results of operations and financial condition of BetAmerica have been included in our Condensed Consolidated Financial Statements from the acquisition date. The pro forma

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.
4. RECEIVABLE FROM ESCROW
On November 8, 2016, we established a $14.0 million qualified intermediary trust with a portion of the proceeds from the sale of excess land at Calder Race Course ("Calder") that was used to purchase previously identified real property within six months post- closing. During the six months ended June 30, 2017, we utilized the entire escrow amount, resulting in a zero balance at June 30, 2017, compared to our $13.6 million from the qualified intermediary trust at December 31, 2016.
5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Ocean Downs
In August 2016, we signed a limited liability company operating agreement with Saratoga Casino Holdings LLC ("SCH"), with each entity having a 50% interest, and formed Old Bay Gaming and Racing LLC ("Old Bay"). The Old Bay agreement provides both the Company and SCH equal participating rights, and both entities must consent to Old Bay's operating, investing and financing decisions.
On January 3, 2017, Old Bay acquired all of the equity interests of Ocean Enterprise 589 LLC, Ocean Downs LLC and Racing Services LLC (collectively, "Ocean Downs"). The Company's portion of the initial equity investment in Ocean Downs was $24.0 million. Ocean Downs, located near Ocean City, Maryland, owns and operates video lottery terminals ("VLT") at the Casino at Oceans Downs and conducts harness racing at Ocean Downs Racetrack. The Company's 25% interest in SCH provides an additional 12.5% interest, resulting in an effective 62.5% interest in Ocean Downs. Since both the Company and SCH have participating rights and both must consent to Old Bay's operating, investing and financing decisions, the Company accounts for Ocean Downs using the equity method of accounting.
Miami Valley Gaming
We have a 50% joint venture in Miami Valley Gaming ("MVG"), which has a harness racetrack and VLT gaming facility in Lebanon, Ohio, with Delaware North Companies Gaming & Entertainment Inc.
Summarized below is financial information for our MVG equity investment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Casino revenue	$40.2	$36.6	$79.5	$72.6
Non-casino revenue	1.8	2.0	3.9	4.0
Net revenue	42.0	38.6	83.4	76.6
Operating and SG&A expense	29.0	26.5	57.6	53.3
Depreciation & amortization	3.2	3.3	6.3	6.5
Operating income	9.8	8.8	19.5	16.8
Interest and other expense, net	(0.6)	(0.9)	(1.3)	(1.8)
Net income	$9.2	$7.9	$18.2	$15.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
Assets
Current assets	$18.1	$18.7
Property and equipment, net	105.4	109.8
Other assets, net	105.0	105.0
Total assets	$228.5	$233.5

Liabilities and Members' Equity
Current liabilities	$8.6	$12.5
Current portion of long-term debt	8.3	8.3
Long-term debt, excluding current portion	10.6	14.0
Other liabilities	0.1	0.1
Members' equity	200.9	198.6
Total liabilities and members' equity	$228.5	$233.5
Our Condensed Consolidated Statements of Comprehensive Income include our 50% share of MVG's results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Equity in income of unconsolidated investments	$4.6	$3.9	$9.1	$7.5
6. GOODWILL AND OTHER INTANGIBLE ASSETS
We performed our annual goodwill and indefinite-lived intangible impairment analysis for 2017 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, and ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, as of March 31, 2017 and again as of April 1, 2017, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. We assessed goodwill and indefinite-lived intangible assets by performing step one fair value calculations on a quantitative basis for each reporting unit and indefinite-lived intangible asset. We concluded that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying value and therefore step two of the assessment was not required.
During 2017, the Company changed its annual goodwill and indefinite-lived impairment testing date from March 31 to April 1 of each year. As a result, the annual impairment tests were performed as of March 31, 2017 and April 1, 2017. The change was made to better align with our forecasting process and to provide the Company with additional time to complete its annual goodwill and indefinite-lived intangible impairment testing in advance of its quarterly reporting. The Company believes this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances. We believe the resulting change in accounting principle related to changing the annual impairment testing date will not delay, accelerate, or avoid an impairment charge.
Goodwill is comprised of the following:

(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Total
Balances as of December 31, 2016	$51.7	$117.6	$132.1	$530.8	$832.2
Additions	—	—	15.0	—	15.0
Balances as of June 30, 2017	$51.7	$117.6	$147.1	$530.8	$847.2
In 2017, we established goodwill of $15.0 million related to the BetAmerica acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other intangible assets are comprised of the following:

	June 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$179.2	$(103.3)	$75.9	$187.4	$(100.0)	$87.4
Indefinite-lived intangible assets			358.3			358.3
Total			$434.2			$445.7
In 2017, we reduced our customer relationships intangible asset and accumulated amortization for TwinSpires by $15.1 million and we reduced our slot license intangible asset and accumulated amortization by $2.3 million, as these amounts were fully amortized. Finally, we established definite-lived intangible assets of $9.2 million related to the BetAmerica acquisition.
7. INCOME TAXES
The Company’s income tax rate for the three and six months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and certain expenses that are not deductible for the purposes of income taxes, partially offset by benefits from tax credits, the manufacturing deduction and tax deductions from vesting of restricted stock units in excess of the book deductions.
The Company's income tax rate for the three months ended June 30, 2016 was higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and certain expenses that are not deductible for the purposes of income taxes, partially offset by benefits from tax credits and the manufacturing deduction. The Company’s income tax rate for the six months ended June 30, 2016 was lower than the U. S federal statutory rate of 35.0% primarily due to a $3.1 million tax benefit resulting from tax deductions from vesting restricted stock units in excess of the book deductions that were recognized upon our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This benefit was partially offset by state income taxes and certain expenses that are not deductible for the purposes of income taxes.
8. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$30.8	$—
Big Fish Games deferred payments	—	28.1
Big Fish Games earnout liability	—	33.8
Total	$30.8	$61.9

	December 31, 2016
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$34.1	$—
Big Fish Games deferred payments	—	27.8
Big Fish Games earnout liability	—	67.9
Total	$34.1	$95.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the change in fair value of our Level 3 liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Total
Balances as of December 31, 2016	$27.8	$67.9	$95.7
Payments	—	(34.2)	(34.2)
Change in fair value	0.3	0.1	0.4
Balances as of June 30, 2017	$28.1	$33.8	$61.9
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of June 30, 2017 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.7% based on our cost of debt. The cost of debt was based on the observed market yields of our $600.0 million, 5.375% Senior Unsecured Notes ("Senior Unsecured Notes"), a Level 3 fair value measurement, and was adjusted for the difference in seniority and term of the deferred payments and earnout liability. The increase in fair values of the Big Fish Games deferred payments and earnout liability of $0.4 million during the six months ended June 30, 2017 was recorded as acquisition-related charges in the Condensed Consolidated Statements of Comprehensive Income. During 2015, Big Fish Games achieved its earnout milestones and we have made earnout payments of $34.2 million in March 2017 and $281.6 million in March 2016.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our Senior Unsecured Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The Level 3 fair value of the Senior Unsecured Notes was $622.5 million at both June 30, 2017 and December 31, 2016.
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
9. SHAREHOLDERS’ EQUITY
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The new program replaced the prior $150.0 million program that was authorized in February 2016 and had unused authorization of $114.6 million. The new authorized amount included and was not in addition to any unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
On June 9, 2017, we entered into an agreement with an affiliate of The Duchossois Group, Inc. ("TDG"), a related party, to repurchase 1,000,000 shares of the Company's common stock for $158.78 per share in a privately negotiated transaction. The aggregate purchase price was $158.8 million.
For the six months ended June 30, 2017, including the repurchase of 1,000,000 shares from TDG, we repurchased 1,077,029 shares of our common stock under the April 2017 stock repurchase program at a total cost of $171.7 million. The shares were retired, and the cost of the shares acquired were treated as a deduction from common stock and retained earnings. We had approximately $78.3 million of repurchase authority remaining under this program at June 30, 2017.
During the six months ended June 30, 2017, we also repurchased 53,721 shares of our common stock in conjunction with the February 2016 stock repurchase program at a total cost of $7.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. STOCK-BASED COMPENSATION PLANS
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
2017 Awards
On February 17, 2017, certain NEOs and Grantees received the following:

•	25,119 restricted stock units to NEOs vesting equally over three service periods ending December 31, 2017, December 31, 2018 and December 31, 2019;

•	28,467 performance share units ("PSU") to NEOs with vesting contingent on financial performance measures at the end of a 34-month performance period ending December 31, 2019; and

•	61,530 restricted stock shares to Grantees vesting equally over three service periods ending February 17, 2018, February 17, 2019 and February 17, 2020.
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
We recognized stock-based compensation expense of $6.7 million for the three months ended June 30, 2017 and $11.7 million for the six months ended June 30, 2017. We recognized stock-based compensation expense of $5.3 million for the three months ended June 30, 2016 and $9.4 million for the six months ended June 30, 2016.
11. CONTINGENCIES
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
12. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator for basic income per common share:
Net income	$78.3	$69.8	$85.6	$72.6
Net income allocated to participating securities	—	(1.3)	(0.1)	(1.3)
Numerator for basic income per common share	$78.3	$68.5	$85.5	$71.3

Numerator for diluted income per common share	$78.3	$69.8	$85.6	$72.6

Denominator for basic and diluted net income per common share:
Basic	16.1	16.5	16.2	16.5
Plus dilutive effect of stock awards	0.2	0.2	0.2	0.2
Plus dilutive effect of participating securities	—	0.3	0.1	0.3
Diluted	16.3	17.0	16.5	17.0

Income per common share:
Basic	$4.86	$4.16	$5.27	$4.32
Diluted	$4.81	$4.11	$5.18	$4.27
13. SEGMENT INFORMATION
We manage our operations through six operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder;

•
Casinos, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, Video Services, LLC ("VSI"), 50% of EBITDA from our joint venture, MVG, 50% equity investment in Ocean Downs and 25% of EBITDA from our equity investment, SCH, which includes investments in Saratoga Casino Hotel, Saratoga Casino Black Hawk and Ocean Downs;

•	TwinSpires, which includes TwinSpires.com, Fair Grounds Account Wagering, Velocity, BetAmerica, Bloodstock Research Information Services, Bluff Media and Churchill Downs Interactive Gaming;

•	Big Fish Games, which is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices;

•	Other Investments, which includes United Tote and other minor investments; and

•	Corporate, which includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.

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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, Adjusted EBITDA by segment and reconciles Comprehensive Income to Adjusted EBITDA:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net revenue from external customers:
Racing:
Churchill Downs	$136.7	$129.1	$139.0	$131.4
Arlington	18.0	16.8	26.5	25.8
Fair Grounds	10.0	9.5	22.5	23.8
Calder	0.6	0.7	1.2	1.3
Total Racing	165.3	156.1	189.2	182.3
Casinos:
Oxford Casino	23.1	21.1	44.0	41.0
Riverwalk Casino	12.0	12.4	23.5	25.1
Harlow’s Casino	12.5	11.9	26.0	24.9
Calder Casino	21.8	20.5	43.2	40.8
Fair Grounds Slots	8.8	8.8	19.0	19.4
VSI	9.8	9.5	19.5	19.3
Saratoga	0.3	0.2	0.6	0.4
Total Casinos	88.3	84.4	175.8	170.9
TwinSpires	80.5	68.4	132.5	118.0
Big Fish Games:
Social casino	49.5	46.5	95.7	94.0
Casual and mid-core free-to-play	43.9	56.0	89.2	106.4
Premium	19.2	22.7	39.7	46.9
Total Big Fish Games	112.6	125.2	224.6	247.3
Other Investments	5.2	4.4	9.3	8.4
Net revenue from external customers	$451.9	$438.5	$731.4	$726.9

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Intercompany net revenue:
Racing:
Churchill Downs	$8.4	$7.0	$8.7	$7.3
Arlington	1.9	1.6	2.9	2.6
Fair Grounds	0.1	—	1.0	1.0
Total Racing	10.4	8.6	12.6	10.9
TwinSpires	0.3	0.3	0.6	0.6
Other Investments	1.3	1.4	2.7	2.3
Eliminations	(12.0)	(10.3)	(15.9)	(13.8)
Intercompany net revenue	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2017
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$175.7	$88.3	$80.8	$112.6	$6.5	$—

Taxes & purses	(32.9)	(29.7)	(4.1)	—	—	—
Platform & development fees	—	—	—	(40.4)	—	—
Marketing & advertising	(2.2)	(3.0)	(4.6)	(28.0)	—	—
Salaries & benefits	(13.5)	(13.4)	(2.6)	(6.9)	(3.3)	—
Content expense	(4.7)	—	(40.2)	—	—	—
SG&A expense	(4.2)	(5.6)	(3.0)	(5.1)	(0.7)	(1.8)
Research & development	—	—	—	(9.9)	—	—
Other operating expense	(20.0)	(9.8)	(7.0)	(3.6)	(1.2)	(0.3)
Other income (expense)	0.5	10.7	—	(0.4)	—	—

Adjusted EBITDA	$98.7	$37.5	$19.3	$18.3	$1.3	$(2.1)

	Three Months Ended June 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$164.7	$84.4	$68.7	$125.2	$5.8	$—

Taxes & purses	(30.3)	(28.1)	(2.0)	—	—	—
Platform & development fees	—	—	—	(45.9)	—	—
Marketing & advertising	(1.9)	(3.1)	(3.2)	(37.1)	—	—
Salaries & benefits	(12.7)	(12.7)	(2.3)	(6.1)	(2.8)	—
Content expense	(4.8)	—	(33.5)	—	—	—
SG&A expense	(4.0)	(5.3)	(2.8)	(4.3)	(0.9)	(2.2)
Research & development	—	—	—	(9.7)	—	—
Other operating expense	(19.9)	(9.7)	(6.1)	(4.0)	(1.0)	—
Other income (expense)	0.2	7.8	—	(0.3)	0.2	(0.1)

Adjusted EBITDA	$91.3	$33.3	$18.8	$17.8	$1.3	$(2.3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2017
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$201.8	$175.8	$133.1	$224.6	$12.0	$—

Taxes & purses	(43.1)	(58.8)	(7.1)	—	—	—
Platform & development fees	—	—	—	(81.9)	—	—
Marketing & advertising	(2.9)	(6.0)	(5.6)	(52.5)	—	—
Salaries & benefits	(22.1)	(26.5)	(4.8)	(13.9)	(6.2)	—
Content expense	(7.9)	—	(65.6)	—	—	—
SG&A expense	(8.0)	(10.8)	(5.7)	(9.8)	(1.5)	(4.0)
Research & development	—	—	—	(20.2)		—
Other operating expense	(29.3)	(21.2)	(11.8)	(7.3)	(2.5)	(0.5)
Other income (expense)	0.5	20.3	—	(0.4)	0.1	—

Total segment Adjusted EBITDA	$89.0	$72.8	$32.5	$38.6	$1.9	$(4.5)

	Six Months Ended June 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$193.2	$170.9	$118.6	$247.3	$10.7	$—

Taxes & purses	(41.5)	(56.5)	(4.8)	—	—	—
Platform & development fees	—	—	—	(90.0)	—	—
Marketing & advertising	(2.7)	(6.5)	(4.2)	(79.9)	—	—
Salaries & benefits	(21.1)	(24.8)	(4.6)	(12.2)	(5.5)	—
Content expense	(8.1)	—	(57.4)	—	—	—
SG&A expense	(7.9)	(10.4)	(5.6)	(9.2)	(1.6)	(4.0)
Research & development	—	—	—	(20.5)	—	—
Other operating expense	(28.3)	(19.4)	(11.1)	(7.9)	(1.7)	(0.3)
Other income (expense)	0.3	14.3	—	(0.9)	0.2	—

Total segment Adjusted EBITDA	$83.9	$67.6	$30.9	$26.7	$2.1	$(4.3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$78.0	$70.0	$85.2	$72.8
Foreign currency translation, net of tax	0.3	(0.2)	0.4	(0.2)
Net income	78.3	69.8	85.6	72.6
Additions:
Depreciation and amortization	24.8	26.9	49.3	53.9
Interest expense	11.6	11.1	23.4	21.7
Income tax provision	47.5	41.7	52.0	37.9
EBITDA	162.2	149.5	210.3	186.1

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	6.7	5.3	11.7	9.4
Other charges	—	0.3	0.1	0.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	3.1	2.5	6.6	5.0
Other charges and recoveries, net	—	—	—	0.4
Acquisition expense, net	0.8	1.1	1.0	3.8
Calder exit costs	0.2	1.5	0.6	1.9
Total adjustments to EBITDA	10.8	10.7	20.0	20.8
Adjusted EBITDA	$173.0	$160.2	$230.3	$206.9

Adjusted EBITDA by segment:
Racing	$98.7	$91.3	$89.0	$83.9
Casinos	37.5	33.3	72.8	67.6
TwinSpires	19.3	18.8	32.5	30.9
Big Fish Games	18.3	17.8	38.6	26.7
Other Investments	1.3	1.3	1.9	2.1
Corporate	(2.1)	(2.3)	(4.5)	(4.3)
Adjusted EBITDA	$173.0	$160.2	$230.3	$206.9
The table below presents information about equity in income (losses) of unconsolidated investments included in our reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Casinos	$7.7	$4.7	$13.8	$8.8
Other Investments	—	0.1	—	(0.2)
	$7.7	$4.8	$13.8	$8.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents total asset information for each of our operating segments:

(in millions)	June 30, 2017	December 31, 2016
Total assets:
Racing	$453.2	$454.6
Casinos	659.8	628.7
TwinSpires	207.5	209.9
Big Fish Games	890.9	893.8
Other Investments	10.1	11.1
Corporate	60.5	56.3
	$2,282.0	$2,254.4
The table below presents total capital expenditures for each of our operating segments:

	Six Months Ended June 30,
(in millions)	2017	2016
Capital expenditures:
Racing	$38.4	$20.7
Casinos	15.6	6.8
TwinSpires	5.2	3.7
Big Fish Games	3.5	2.2
Other Investments	0.7	0.5
Corporate	0.6	0.6
	$64.0	$34.5
14. SUBSEQUENT EVENT
As of the date of this filing, there were no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "seek," "should," "will," and similar words, although some forward-looking statements are expressed differently.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include the following: the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit; additional or increased taxes and fees; public perceptions of integrity or other lack of confidence in our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations, including the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses; inability to identify and complete acquisition, expansion or divestiture projects on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; legalization of online real money gaming in the United States, and our ability to capitalize on and predict such legalization; inability to respond to rapid technological changes in a timely manner; adverse infringement of the intellectual property of others; inability to protect our own intellectual property rights; security breaches and other security risks related to our technology, personal information, source code and other proprietary information, including failure to comply with regulations and other legal obligations relating to receiving, processing, storing and using personal information; payment-related risks, such as chargebacks for fraudulent credit card use; compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations; work stoppages and labor issues; difficulty in attracting a sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; declining popularity in horseracing; seasonal fluctuations in our horseracing business due to geographic concentration of our operations; increased competition in our casino business; changes in regulatory environment of our casino business; development and expansion of casinos is costly and susceptible to delays, cost overruns and other uncertainties; concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs; impact of further legislation prohibiting tobacco smoking; geographic concentration of our casino business; changes in regulatory environment for our advanced deposit wagering business; increase in competition in the advanced deposit wagering business; inability to retain current customers or attract new customers to our advanced deposit wagering business; uncertainty and changes in the legal landscape relating to our advanced deposit wagering business; failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment in our ability to offer advanced deposit wagering; operating in an evolving and highly competitive market related to our Big Fish Games; inability to maintain relationships with third party mobile platforms related to our Big Fish Games; failure to develop and publish mobile games that achieve market acceptance; inability to secure new or ongoing content from third party development partners on favorable terms; programming errors or flaws or other technical difficulties, diminishing our customers’ experience; "cheating" programs, scam offers, black-markets and other actions by third parties that seek to exploit our games and players may affect our reputation and harm our operating results; slower than expected growth in use of smartphone and tablet devices to facilitate game platforms; and financial volatility quarter-to-quarter relating to our Big Fish Games.
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

Our Business
Executive Overview
We are an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 10,090 gaming positions in eight states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include changes in net revenue, operating expense, operating income, earnings per share, outstanding debt balance, operating cash flow and capital spend.
Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). We also use non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. We believe that the use of Adjusted EBITDA as a key performance measure of results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with U.S. GAAP) as a measure of our operating results.
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
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Our Operations
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 64 live thoroughbred race days in the second quarter of 2017 and 61 live thoroughbred race days in the second quarter of 2016. For the six months ended June 30, 2017, we conducted 119 live thoroughbred racing days, which compares to 115 live thoroughbred racing days during the six months ended June 30, 2016.
Casinos Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 10,090 gaming positions located in eight states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"),

Calder Casino, and Fair Grounds Slots, in addition to two hotels (Riverwalk and Harlow’s). We also own Video Services, LLC ("VSI") associated with our Fair Grounds property. In addition, we have a 50% equity investment in MVG, a 25% equity investment in Saratoga Casino Holdings LLC ("SCH") and an effective 62.5% equity investment in Ocean Downs. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, Churchill Downs Interactive Gaming ("I-Gaming"), Bluff Media ("Bluff") and Bloodstock Research Information Services ("BRIS"). On April 24, 2017, we completed the acquisition of BAM Software and Services, LLC ("BetAmerica"), which is included in our TwinSpires segment.
Big Fish Games Segment
Big Fish Games, Inc. ("Big Fish Games") is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices.
Other Investments Segment
Our Other Investments Segment includes United Tote and our other minor investments.
In June 2017, we announced Churchill Downs is investing approximately $60.0 million to construct an 85,000 square-foot, state-of-the-art historical racing machine facility in Louisville, Kentucky.
Corporate Segment
Our Corporate segment includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
Government Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our racing operations, our casino operations, TwinSpires and Big Fish Games are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. The following update on 2017 regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including Part I - Item 1, "Business" of our Form 10-K for a discussion of regulatory and legislative issues.
Specific State Casino Regulations and Potential Legislative Changes
Maryland
In April 2017, Maryland's Governor signed a law allowing casinos in Allegany and Worcester counties to qualify for a 10% gaming tax reduction on slot machine revenue effective July 1, 2017. In order to qualify for the gaming tax reduction, casinos must purchase or acquire the right to lease all of their video lottery terminals ("VLT") prior to January 1, 2019. If casinos do not purchase or assume the right to lease prior to January 1, 2019, then they will be required to assume ownership or lease the terminals by March 31, 2020 without receiving the full tax reduction. We believe the legislation will have a positive impact on our business.
Under pre-April 2017 Maryland law, Ocean Downs would be required to spend $1.5 million on racing-related capital maintenance and expenditures in order to qualify for a matching grant from the state. In April 2017, legislation was signed into law to lower the minimum threshold to qualify for matching state funds to $0.3 million. We believe the legislation will have a positive impact on our business.
Also in April 2017, legislation was signed into law to allow a VLT licensee to reduce the following day's proceeds for the amount of money returned to players that exceeds the amount bet through VLT's or table games on a given day, thereby reducing the taxes owed by the VLT licensee. We believe the legislation will have a positive impact on our business.
Maine
In June 2017, Maine’s Governor signed legislation which restored a tip credit provision into the minimum wage law. The provision was previously removed after Maine voters approved a November 2016 ballot question which not only raised the minimum wage from $7.50 to $9.00 an hour in 2017 and to $12 an hour by 2020, but eliminated the tip credit which would have required employers to pay all workers the same wage. The newly reenacted provision allows employers to pay tipped employees a lower hourly wage than what is paid to minimum wage employees. We believe the legislation will have a positive impact on our business.

New York
In June 2017, the New York legislature passed a bill that will allow Saratoga Casino Hotel to be eligible to use up to 4% of net winnings for capital improvement projects at the facility. The money must be used solely for capital projects that will improve the facility and attract customers. The capital projects must be approved by the lottery and the gaming commission. The bill awaits the Governor’s signature. If the legislation is enacted, it could have a positive material impact on our business.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Net revenue	$451.9	$438.5	$13.4	$731.4	$726.9	$4.5
Operating income	129.5	117.4	12.1	147.0	123.7	23.3
Operating income margin	29%	27%		20%	17%
Net income	$78.3	$69.8	$8.5	$85.6	$72.6	$13.0
Adjusted EBITDA	173.0	160.2	12.8	230.3	206.9	23.4
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

•
Our net revenue increased $13.4 million driven by a $12.1 million increase from TwinSpires due to a 34.0% increase in active players and a 19.6% increase in handle, a $9.2 million increase in Racing primarily due to a strong Kentucky Derby and Oaks week performance, a $3.9 million increase from Casinos primarily from organic growth at certain properties, and a $0.8 million increase from Other Investments. Partially offsetting these increases was a $12.6 million decrease in Big Fish Games driven by our casual and mid-core free-to-play games.

•
Our operating income increased $12.1 million driven by a $5.0 million increase in Racing due to a strong Kentucky Derby and Oaks week performance, a $3.6 million increase in Big Fish Games primarily from a decrease in user acquisition expenses, a $2.2 million increase in Casinos due to organic growth at certain properties, a $2.1 million increase from TwinSpires due to an increase in active players and increase in handle, and a $1.3 million decrease in Calder exit costs. Partially offsetting the increases was a $2.1 million increase in selling, general and administrative expense primarily driven by stock-based compensation.

•
Our net income increased $8.5 million driven by a $12.1 million increase in operating income and a $2.9 million increase in income from our equity investments. Partially offsetting these increases were a $5.8 million increase in our income tax provision primarily from higher income from our segments and unconsolidated investments, a $0.5 million increase in interest expense associated with higher outstanding debt balances, and a $0.2 million increase in other expenses.

•
Our Adjusted EBITDA increased $12.8 million driven by a $7.4 million increase in Racing due to a strong Kentucky Derby and Oaks week performance, a $4.2 million increase in Casinos due to our unconsolidated investments and organic growth at certain properties, a $0.5 million increase from TwinSpires due to an increase in active players and increase in handle, a $0.5 million increase at Big Fish Games primarily due to decreased user acquisition expense which was partially offset by lower revenue, and a $0.2 million increase from other sources.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

•
Our net revenue increased $4.5 million driven by a $14.5 million increase from TwinSpires due to a 33.8% increase in active players and a 14.3% increase in handle, a $6.9 million increase in Racing primarily due to a strong Kentucky Derby and Oaks week performance, a $4.9 million increase from Casinos primarily from organic growth at certain properties, and a $0.9 million increase from Other Investments. Partially offsetting these increases was a $22.7 million decrease in Big Fish Games driven by our casual and mid-core free-to-play and premium games.

•
Our operating income increased $23.3 million driven by a $16.0 million increase in Big Fish Games primarily from a decrease in user acquisition expenses, a $2.8 million decrease in acquisition expenses primarily related to the Big Fish Games acquisition, a $2.7 million increase at TwinSpires driven by the increase in active players and increase in handle, a $1.9 million increase in Racing due to a strong Kentucky Derby and Oaks week performance, a $1.5 million increase in Casinos due to organic growth at certain properties, a $1.3 million decrease in Calder exit costs, and a $0.2 million increase from other sources. Partially offsetting the increases was a $3.1 million increase in selling, general and administrative expense primarily driven by stock-based compensation.

•
Our net income increased $13.0 million driven by the $23.3 million increase in operating income, a $5.2 million increase in income from our equity investments, and a $0.3 million increase in other income. Partially offsetting these increases were a $14.1 million increase in our income tax provision primarily from higher income from our segments and unconsolidated investments and a $1.7 million increase in interest expense associated with higher outstanding debt balances.

•
Our Adjusted EBITDA increased $23.4 million driven by a $11.9 million increase at Big Fish Games primarily due to decreased user acquisition expense which was partially offset by lower revenue, a $5.2 million increase in Casinos due to our unconsolidated investments and organic growth at certain properties, a $5.1 million increase in Racing driven by a strong Kentucky Derby and Oaks week performance, and a $1.6 million increase from TwinSpires due to an increase in active players and increase in handle. These increases were partially offset by a $0.4 million decrease from other sources.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Racing:
Churchill Downs	$145.1	$136.1	$9.0	$147.7	$138.7	$9.0
Arlington	19.9	18.4	1.5	29.4	28.4	1.0
Fair Grounds	10.1	9.5	0.6	23.5	24.8	(1.3)
Calder	0.6	0.7	(0.1)	1.2	1.3	(0.1)
Total Racing	175.7	164.7	11.0	201.8	193.2	8.6
Casinos:
Oxford Casino	23.1	21.1	2.0	44.0	41.0	3.0
Riverwalk Casino	12.0	12.4	(0.4)	23.5	25.1	(1.6)
Harlow's Casino	12.5	11.9	0.6	26.0	24.9	1.1
Calder Casino	21.8	20.5	1.3	43.2	40.8	2.4
Fair Grounds Slots	8.8	8.8	—	19.0	19.4	(0.4)
VSI	9.8	9.5	0.3	19.5	19.3	0.2
Saratoga	0.3	0.2	0.1	0.6	0.4	0.2
Total Casino	88.3	84.4	3.9	175.8	170.9	4.9
TwinSpires	80.8	68.7	12.1	133.1	118.6	14.5
Big Fish Games:
Social casino	49.5	46.5	3.0	95.7	94.0	1.7
Casual and mid-core free-to-play	43.9	56.0	(12.1)	89.2	106.4	(17.2)
Premium	19.2	22.7	(3.5)	39.7	46.9	(7.2)
Total Big Fish Games	112.6	125.2	(12.6)	224.6	247.3	(22.7)
Other Investments	6.5	5.8	0.7	12.0	10.7	1.3
Eliminations	(12.0)	(10.3)	(1.7)	(15.9)	(13.8)	(2.1)
Net Revenue	$451.9	$438.5	$13.4	$731.4	$726.9	$4.5
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

•
Racing revenue increased $11.0 million due to a $9.0 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week, a $1.5 million increase at Arlington driven by an increase in handle and admissions, and a $0.6 million increase at Fairgrounds due to a shift of the Louisiana Derby timing from March in 2016 to April in 2017. These increases were partially offset by a $0.1 million decrease from other sources.

•
Casino revenue increased $3.9 million due to a $2.0 million increase at Oxford, a $1.3 million increase at Calder and a $0.6 million increase at Harlow's, all of which resulted from successful promotional activities.

•
TwinSpires revenue increased $12.1 million primarily driven by an increase of 34.0% in active players and handle growth of 19.6%, which outpaced the U.S. thoroughbred industry performance by 18.4 percentage points.

•
Big Fish Games revenue decreased $12.6 million driven by a $12.1 million decrease in casual and mid-core free-to-play revenue from multiple games and a $3.5 million decrease in premium games revenue. Partially offsetting these decreases was a $3.0 million increase in social casino revenue growth primarily due to higher bookings.

•	Other Investments revenue increased $0.7 million due to incremental equipment sales and higher totalisator fees from new customers at United Tote.
Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

•
Racing revenue increased $8.6 million driven by a $9.0 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week and a $1.0 million increase at Arlington driven by an increase in handle and admissions. Partially offsetting these increases were a $1.3 million decrease at Fair Grounds primarily from the impact of a contagious equine disease outbreak which quarantined horses causing limited field sizes and a $0.1 million decrease from other sources.

•
Casinos revenue increased $4.9 million driven by a $3.0 million increase at Oxford, a $2.4 million increase at Calder, and a $1.1 million increase at Harlow's, all of which resulted from successful promotional activities. Partially offsetting these increases was a $1.6 million decline in Riverwalk revenue as a result of declines in the market.

•	TwinSpires revenue increased $14.5 million and was primarily due to a 33.8% increase in active players and handle growth of 14.3%.

•
Big Fish Games revenue decreased $22.7 million primarily driven by a $17.2 million decrease in casual and mid-core free-to-play revenue from multiple games and a $7.2 million decrease in premium games revenue. Partially offsetting these decreases was a $1.7 million increase in social casino revenue driven by an increase in bookings.

•	Other Investments revenue increased $1.3 million due to international equipment sales and higher totalisator fees from new customers at United Tote.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires (1)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Racing:
Churchill Downs
Race Days	38	36	38	36
Total handle	$443.7	$405.8	$452.7	$415.1
Net pari-mutuel revenue	$45.4	$42.2	$47.2	$44.0
Commission %	10.2%	10.4%	10.4%	10.6%
Arlington
Race Days	24	25	24	25
Total handle	$119.4	$110.4	$177.4	$172.8
Net pari-mutuel revenue	$15.7	$14.7	$24.8	$24.3
Commission %	13.1%	13.3%	14.0%	14.1%
Fair Grounds
Race Days	2	—	57	54
Total handle	$34.2	$21.2	$170.9	$186.5
Net pari-mutuel revenue	$5.3	$4.7	$16.3	$17.2
Commission %	15.5%	22.2%	9.5%	9.2%
Total Racing
Race Days	64	61	119	115
Total handle	$597.3	$537.4	$801.0	$774.4
Net pari-mutuel revenue	$66.4	$61.6	$88.3	$85.5
Commission %	11.1%	11.5%	11.0%	11.0%
TwinSpires.com
Total handle	$402.9	$337.0	$655.8	$573.7
Net pari-mutuel revenue	$74.1	$62.3	$121.1	$107.2
Commission %	18.4%	18.5%	18.5%	18.7%
Eliminations (2)
Total handle	$(88.5)	$(69.0)	$(103.5)	$(85.7)
Net pari-mutuel revenue	$(10.1)	$(8.3)	$(10.9)	$(10.5)
Total
Handle	$911.7	$805.4	$1,353.3	$1,262.4
Net pari-mutuel revenue	$130.4	$115.6	$198.5	$182.2
Commission %	14.3%	14.4%	14.7%	14.4%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.com.

(2)	Eliminations include the elimination of intersegment transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Oxford Casino
Slot handle	$209.2	$197.4	$395.4	$371.6
Net slot revenue	17.7	16.3	33.4	31.3
Net gaming revenue	22.1	20.1	41.9	39.0
Riverwalk Casino
Slot handle	$158.4	$127.6	$289.4	$261.1
Net slot revenue	10.2	10.3	20.0	21.2
Net gaming revenue	11.4	11.6	22.4	23.7
Harlow’s Casino
Slot handle	$140.8	$130.2	$288.4	$267.3
Net slot revenue	10.7	10.3	22.5	21.7
Net gaming revenue	11.7	11.2	24.6	23.5
Calder Casino
Slot handle	$331.4	$268.4	$588.9	$523.1
Net slot revenue	21.0	19.6	41.6	39.1
Net gaming revenue	21.0	19.6	41.5	39.1
Fair Grounds Slots and Video Poker
Slot handle	$98.2	$95.9	$214.9	$209.4
Net slot revenue	8.4	8.5	18.4	18.8
Net gaming revenue	18.2	17.9	37.8	38.0

Total net gaming revenue	$84.4	$80.4	$168.2	$163.3

Big Fish Games
Our key operating statistic specific to Big Fish Games is bookings. Bookings represent the amount of virtual currency, virtual goods or premium games that consumers have purchased through third party app stores or the Big Fish Games website, as well as in-game advertising revenue and licensing agreement revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Bookings
Social casino	$49.5	$46.3	$95.9	$93.7
Casual and mid-core free-to-play	41.9	57.5	85.7	112.5
Premium	20.6	24.0	41.3	49.8
Total bookings	$112.0	$127.8	$222.9	$256.0

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Taxes and purses	$66.7	$60.4	$6.3	$109.0	$102.8	$6.2
Platform & development fees	40.4	45.9	(5.5)	81.9	90.0	(8.1)
Salaries & benefits	39.7	36.6	3.1	73.5	68.2	5.3
Marketing & advertising	37.6	45.2	(7.6)	66.7	93.0	(26.3)
Content expense	33.6	28.6	5.0	59.4	52.8	6.6
Selling, general and administrative expense	26.7	24.6	2.1	50.8	47.7	3.1
Depreciation & amortization	24.8	26.9	(2.1)	49.3	53.9	(4.6)
Research & development	9.9	9.7	0.2	20.2	20.5	(0.3)
Acquisition expense, net	0.8	1.1	(0.3)	1.0	3.8	(2.8)
Calder exit costs	0.2	1.5	(1.3)	0.6	1.9	(1.3)
Other operating expense	42.0	40.6	1.4	72.0	68.6	3.4
Total expense	$322.4	$321.1	$1.3	$584.4	$603.2	$(18.8)
Percent of net revenue	71%	73%		80%	83%
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $6.3 million primarily driven by a $2.1 million increase in pari-mutuel taxes for TwinSpires due to the $1.7 million 2016 Pennsylvania tax refund which did not recur and the increase in handle, a $1.9 million increase in purses at Churchill Downs due to two additional live race days, a $1.4 million increase in taxes for our Casinos primarily driven by Oxford and Calder due to successful promotional activities, and a $0.9 million increase in other expenses.

•	Platform and development fees at Big Fish Games decreased $5.5 million driven by the decrease in revenues.

•
Salaries and benefits expense increased $3.1 million primarily driven by a $1.8 million increase in additional personnel costs and a $1.3 million increase in health insurance expense across all of our segments.

•
Marketing and advertising expense decreased $7.6 million primarily driven by a $9.1 million decrease in Big Fish Games user acquisition expense primarily associated with casual and mid-core free-to-play games, partially offset by a $1.4 million increase in TwinSpires marketing for Kentucky Derby and Oaks, and a $0.1 million increase in other expenses.

•	Content expense increased $5.0 million primarily driven by a 34.0% increase in active players and 19.6% handle growth at TwinSpires.

•	Selling, general and administrative expense increased $2.1 million driven primarily by a $1.3 million increase in stock-based compensation expense and a $0.8 million increase in other expenses.

•	Depreciation and amortization expense decreased $2.1 million driven primarily by a decrease at Big Fish Games associated with fully amortized intangible assets.

•	Calder exit costs decreased $1.3 million driven by lower costs associated with the grandstand demolition.

•
Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Other operating expense increased $1.4 million primarily due to an increase in property taxes and insurance.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $6.2 million driven by a $2.0 million increase in taxes for our Casinos primarily at Oxford and Calder due to successful promotional activities, a $1.9 million increase in purses at Churchill Downs due to two additional live race days, a $1.7 million increase in pari-mutuel taxes for TwinSpires due to the 2016 Pennsylvania tax refund which did not recur, and a $0.6 million increase in other expenses.

•	Platform and development fees at Big Fish Games decreased $8.1 million driven by the decrease in revenues.

•
Salaries and benefits expense increased $5.3 million primarily driven by a $2.9 million increase in additional personnel costs and a $2.4 million increase in health insurance expense across all of our segments.

•
Marketing and advertising expense decreased $26.3 million driven primarily by a $27.4 million decrease in Big Fish Games user acquisition expense primarily associated with casual and mid-core free-to-play games and a $0.2 million decrease in other expenses. These decreases were partially offset by a $1.3 million increase in TwinSpires marketing for Kentucky Derby and Oaks.

•	Content expense increased $6.6 million primarily driven by a 33.8% increase in active players and 14.3% handle growth at TwinSpires.

•
Selling, general and administrative expense increased $3.1 million driven primarily by a $2.3 million increase in stock-based compensation expense and a $0.8 million increase in legal and professional fees.

•
Depreciation and amortization expense decreased $4.6 million driven primarily by a $4.3 million decrease in Big Fish Games associated with fully amortized intangible assets and a $0.3 million decrease in other expenses.

•
Acquisition-related charges decreased $2.8 million driven by non-cash fair value adjustments related to the liabilities for the Big Fish Games earnout and deferred payments to the founders which were partially paid during 2016 and 2017.

•	Calder exit costs decreased $1.3 million driven by lower costs associated with the grandstand demolition.

•
Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Other operating expense increased $3.4 million, primarily due to a $1.9 million increase in insurance and property taxes and a $1.5 million increase related to other expenses.

Corporate Allocated Expense
The table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Racing	$(1.4)	$(1.5)	$0.1	$(2.8)	$(2.8)	$—
Casinos	(1.8)	(1.7)	(0.1)	(3.5)	(3.2)	(0.3)
TwinSpires	(1.3)	(1.4)	0.1	(2.5)	(2.6)	0.1
Big Fish Games	(0.7)	(0.6)	(0.1)	(1.4)	(1.3)	(0.1)
Other Investments	(0.4)	(0.4)	—	(0.7)	(0.7)	—
Corporate allocated expense	5.6	5.6	—	10.9	10.6	0.3
Total Corporate allocated expense	$—	$—	$—	$—	$—	$—
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Racing	$98.7	$91.3	$7.4	$89.0	$83.9	$5.1
Casinos	37.5	33.3	4.2	72.8	67.6	5.2
TwinSpires	19.3	18.8	0.5	32.5	30.9	1.6
Big Fish Games	18.3	17.8	0.5	38.6	26.7	11.9
Other Investments	1.3	1.3	—	1.9	2.1	(0.2)
Corporate	(2.1)	(2.3)	0.2	(4.5)	(4.3)	(0.2)
Adjusted EBITDA	$173.0	$160.2	$12.8	$230.3	$206.9	$23.4
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

•
Racing Adjusted EBITDA increased $7.4 million due to a $6.5 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, and a $1.1 million increase at Arlington due to increased handle and admissions, partially offset by a $0.2 million decrease from other sources.

•
Casinos Adjusted EBITDA increased $4.2 million driven by a $3.7 million increase from strong performance at the Company's equity investments, including our new equity investment in Ocean Downs in January 2017, and a $0.9 million increase at Oxford due to successful promotional activities. Partially offsetting these increases was a $0.4 million decrease from other sources.

•
TwinSpires Adjusted EBITDA increased $0.5 million driven by a $2.2 million favorable impact of increased wagering, net of costs, associated with a 34.0% increase in active players and handle growth of 19.6%, partially offset by the $1.7 million 2016 Pennsylvania tax refund which did not recur.

•
Big Fish Games Adjusted EBITDA increased $0.5 million driven by a $9.1 million decrease in user acquisition spending and a $4.0 million decrease in operating expenses. These increases were partially offset by a $12.6 million decrease in revenues.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

•
Racing Adjusted EBITDA increased $5.1 million due to a $6.2 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle and $0.9 million increase at Arlington due to increased handle and admissions. Partially offsetting these increases were a $1.7 million decrease at Fair Grounds from a contagious equine disease which quarantined horses causing limited field sizes and remediation expenses and a $0.3 million decrease from other sources.

•
Casinos Adjusted EBITDA increased $5.2 million driven by a $6.8 million increase from strong performance at the Company's equity investments, including our new equity investment in Ocean Downs in January 2017, a $0.9 million increase at Oxford due to successful promotional activities, and a $0.3 million increase from other sources. Partially offsetting these increases were a $1.7 million decrease at Riverwalk due to inclement weather and a loss of market share within an overall declining market and a $1.1 million decrease at Fair Grounds and VSI from inclement weather and strong competition from the Mississippi Gulf Coast gaming market.

•
TwinSpires Adjusted EBITDA increased $1.6 million driven by a $3.3 million favorable impact of increased wagering, net of costs, associated with a 33.8% increase in active players and handle growth of 14.3%, which was partially offset by the $1.7 million 2016 Pennsylvania tax refund which did not recur.

•
Big Fish Games Adjusted EBITDA increased $11.9 million driven by a $27.4 million decrease in user acquisition spending and an $8.1 million decrease in platform and development fees, which were partially offset by a $22.7 million decrease in revenues and a $0.9 million increase in all other operating expenses.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Comprehensive income	$78.0	$70.0	$8.0	$85.2	$72.8	$12.4
Foreign currency translation, net of tax	0.3	(0.2)	0.5	0.4	(0.2)	0.6
Net income	78.3	69.8	8.5	85.6	72.6	13.0
Additions:
Depreciation and amortization	24.8	26.9	(2.1)	49.3	53.9	(4.6)
Interest expense	11.6	11.1	0.5	23.4	21.7	1.7
Income tax provision	47.5	41.7	5.8	52.0	37.9	14.1
EBITDA	$162.2	$149.5	$12.7	$210.3	$186.1	$24.2

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$6.7	$5.3	$1.4	$11.7	$9.4	$2.3
Other charges	—	0.3	(0.3)	0.1	0.3	(0.2)
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	3.1	2.5	0.6	6.6	5.0	1.6
Other charges and recoveries, net	—	—	—	—	0.4	(0.4)
Acquisition expenses, net	0.8	1.1	(0.3)	1.0	3.8	(2.8)
Calder exit costs	0.2	1.5	(1.3)	0.6	1.9	(1.3)
Total adjustments to EBITDA	10.8	10.7	0.1	20.0	20.8	(0.8)
Adjusted EBITDA	$173.0	$160.2	$12.8	$230.3	$206.9	$23.4
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

•	Depreciation and amortization expense decreased $2.1 million driven primarily by a decrease at Big Fish Games associated with fully amortized intangible assets.

•
Interest expense increased $0.5 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Fourth Amended and Restated Credit Agreement (the "Senior Secured Credit Facility") for payment of our share repurchases.

•	Income tax provision increased $5.8 million driven by the increase in pretax income.

•	Stock-based compensation expense increased $1.4 million due to an increase in performance based awards compared to target.

•	Interest, depreciation and amortization expense related to equity investments increased $0.6 million driven by our equity investments in SCH, as well as our equity investment in Ocean Downs.

•	Calder exit costs decreased $1.3 million driven by lower costs associated with the grandstand demolition.
Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

•
Depreciation and amortization expense decreased $4.6 million driven primarily by a $4.3 million decrease at Big Fish Games associated with fully amortized intangible assets and a $0.3 million decrease in expense in our other segments.

•
Interest expense increased $1.7 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Senior Secured Credit Facility for payment of our share repurchases, the Big Fish Games earnout liability, equity investment in Ocean Downs and acquisition of BetAmerica.

•
Income tax provision increased $14.1 million driven by the increase in pretax income and a $3.1 million prior year benefit from the adoption of a stock-based compensation accounting standard which did not recur.

•
Stock-based compensation expense increased $2.3 million due to an increase in performance based awards compared to target and an increase in retention awards for Big Fish employees and other key resources.

•	Interest, depreciation and amortization expense related to equity investments increased $1.6 million driven by our equity investments in SCH, as well as our equity investment in Ocean Downs.

•
Acquisition expenses, net decreased $2.8 million driven by non-cash fair value adjustments related to the liabilities for the Big Fish Games earnout and deferred payments to the founders which were partially paid during 2016 and 2017.

•	Calder exit costs decreased $1.3 million driven by lower costs associated with the grandstand demolition.
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	June 30, 2017	December 31, 2016	Change
Total assets	$2,282.0	$2,254.4	$27.6
Total liabilities	$1,680.7	$1,569.4	$111.3
Total shareholders' equity	$601.3	$685.0	$(83.7)
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets increased $27.6 million driven by a $28.9 million increase in investments in affiliates primarily due to the acquired interest of Ocean Downs, a $28.4 million increase in property and equipment, net due to our capital project and maintenance expenditures partially offset by depreciation expense, and a $15.0 million increase in goodwill due to the acquisition of BetAmerica. Partially offsetting these increases were a $13.6 million decrease in escrow receivable due to the completion of certain purchases of property and equipment, an $11.5 million decrease in intangible assets due to amortization expense partially offset by intangible assets acquired in the acquisition of BetAmerica, a $10.8 million decrease in accounts receivable, net primarily due to cash receipts related to the 2017 Kentucky Derby and Oaks events partially offset by receipts due from Big Fish Games third party platforms, a $7.6 million decrease in income taxes receivable driven by our current year income tax provision, and a $1.2 million decrease in all other assets.

•
Total liabilities increased $111.3 million driven by a $150.0 million increase in our total debt balance as we primarily borrowed under our Senior Secured Credit Facility to fund repurchases of common stock, a $42.3 million increase in income taxes payable due to our current year income tax provision, and a $34.1 million increase in accounts payable primarily due to timing of TwinSpires and Racing related payments. Partially offsetting these increases were a $52.8 million decrease in deferred revenue - all other due to revenue recognition for the 2017 Kentucky Derby and Oaks, a $34.1 million decrease in the Big Fish Games earnout liability, a $21.8 million decrease in dividends payable due to the payment of annual dividends, and a $6.4 million decrease in all other liabilities.

•
Total shareholders’ equity decreased $83.7 million driven by a $179.5 million decrease from repurchases of common stock and $1.5 million of other changes in stockholders’ equity. Partially offsetting these decreases were an $85.6 million increase in current year net income and an $11.7 million increase from the amortization of stock-based compensation expense.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,
Cash flows from:	2017	2016	Change
Operating activities	$171.1	$166.8	$4.3
Investing activities	$(97.3)	$(35.6)	$(61.7)
Financing activities	$(81.3)	$(150.9)	$69.6
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

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

•
Cash provided by operating activities increased $4.3 million driven by a $17.2 million decrease in Big Fish Games earnout payments in comparison to the prior year, a $14.2 million increase in our income taxes payable primarily related to timing of payments and refunds, and increases of $3.6 million in other operating items. Partially offsetting these increases was a $30.7 million reduction in deferred revenue driven by timing of payments related to the Kentucky Derby and Oaks events and lower Big Fish Games bookings.

•
Cash used in investing activities increased $61.7 million driven by $27.9 million in higher capital project expenditures, a $24.0 million equity investment in Ocean Downs, $23.1 million for the acquisition of BetAmerica, and $0.3 million in all other investing activities. Partially offsetting these increases was a $13.6 million decrease in receivable from escrow related to the Calder land sale from the fourth quarter of 2016.

•
Cash used in financing activities decreased $69.6 million primarily driven by a $230.2 million reduction in the Big Fish Games earnout payment and $8.9 million in other financing activities. Partially offsetting these reductions was a $6.1 million change in net borrowings and repayments under our Senior Secured Credit Facility and a $163.4 million increase in stock repurchases.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, net of loan origination and debt issuance costs and including premium:

(in millions)	June 30, 2017	December 31, 2016	Change
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2021	$302.0	$135.0	$167.0
Term Loan due 2021	172.2	179.3	(7.1)
Swing line of credit	2.7	13.2	(10.5)
Total Senior Secured Credit Facility	476.9	327.5	149.4
5.375% Senior Unsecured Notes due 2021	600.0	600.0	—
Total debt	1,076.9	927.5	149.4
Current maturities of long-term debt	16.5	14.2	2.3
Total debt, net of current maturities	1,060.4	913.3	147.1
Bond premium and issuance costs, net	(5.2)	(5.8)	0.6
Net debt, net of current maturities	$1,055.2	$907.5	$147.7
Senior Secured Credit Facility
On February 17, 2016, we entered into an amendment (the "New Agreement") which amends certain provisions of the credit agreement including extending the maturity of both the Senior Secured Credit Facility and the Term Loan Facility ("Term Loan") through February 2021, coterminous with one another. The maximum aggregate commitment for the Senior Secured Credit Facility remains at $500.0 million and the unamortized Term Loan of $188.7 million was refinanced as part of this amendment.
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
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 2.5% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.15% to 0.35% of the available aggregate commitment, depending on our total leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 3.1% at June 30, 2017 and 2.7% at December 31, 2016.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of June 30, 2017, we were in compliance with all covenants under the Senior Secured Credit Facility, and we have significant assets pledged as collateral under the Senior Secured Credit Facility. At June 30, 2017, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	7.7 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.2 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.5 to 1	< 3.5 to 1.0
As of June 30, 2017, we had $7.1 million in letter of credit commitments which reduced the total available capacity under the Senior Secured Credit Facility to $188.2 million.
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
Contractual Obligations
Our commitments to make future payments as of June 30, 2017, are estimated as follows:

(in millions)	July 1 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
Big Fish Games earnout	$—	$34.2	$—	$—	$34.2
Big Fish Games deferred payment	—	28.7	—	—	28.7
Senior Secured Credit Facility	—	—	304.7	—	304.7
Interest on Senior Secured Credit Facility(1)	4.7	18.7	10.6	—	34.0
Term Loan	7.1	42.5	122.7	—	172.3
Interest on Term Loan(1)	2.7	9.2	3.9	—	15.8
Senior Unsecured Notes	—	—	600.0	—	600.0
Interest on Senior Unsecured Notes	16.1	64.5	63.1	—	143.7
Operating leases	6.0	17.6	19.1	85.0	127.7
Total	$36.6	$215.4	$1,124.1	$85.0	$1,461.1

(1)    Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the     weighted average borrowing rate of 3.1% which was the rate in place as of June 30, 2017.
On March 27, 2017, the Company amended the Merger Agreement associated with the Company's acquisition of Big Fish Games dated as of December 16, 2014, to extend the deferral of the earnout consideration payable and the Big Fish Games' founder deferred payment on December 15, 2017 to January 3, 2018. As of June 30, 2017, the fair value of the Big Fish Games earnout liability was $33.8 million and the fair value of the Big Fish Games deferred payment to the founder was $28.1 million, both of which we expect to pay in 2018.
As of June 30, 2017, we had approximately $3.1 million of unrecognized tax benefits.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At June 30, 2017, we had $476.9 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $3.0 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
4/1/17-4/30/17	5,495	$157.08	—	$250.0
5/1/17-5/31/17	66,537	167.35	66,537	238.9
6/1/17-6/30/17	1,010,667	158.98	1,010,492	78.3
Total	1,082,699	$159.48	1,077,029

(1)
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

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

CHURCHILL DOWNS INCORPORATED

July 26, 2017	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 26, 2017	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Stock Repurchase Agreement, dated June 9, 2017, between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K filed June 12, 2017

10(b)	Amended and Restated Stockholders Agreement, dated June 9, 2017, between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K filed June 12, 2017

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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