Form 10-Q
period 2017-09-30
CHURCHILL DOWNS Inc
filed 2017-11-01
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at October 26, 2017 was 15,425,618 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2017	2016	2017	2016
Net revenue:
Racing	$38.8	$38.5	$228.0	$220.8
Casinos	87.5	83.0	263.3	253.9
TwinSpires	65.9	55.1	198.4	173.1
Big Fish Games	117.9	122.3	342.5	369.6
Other Investments	4.7	4.5	14.0	12.9
Total net revenue	314.8	303.4	1,046.2	1,030.3
Operating expense:
Racing	40.8	41.5	153.7	149.4
Casinos	60.7	61.4	185.5	182.8
TwinSpires	42.8	36.8	130.6	112.8
Big Fish Games	95.2	94.5	271.5	309.5
Other Investments	4.3	3.9	13.1	11.9
Corporate	0.6	0.5	1.8	1.5
Selling, general and administrative expense	26.8	27.6	77.6	75.3
Research and development	9.7	8.8	29.9	29.3
Calder exit costs	0.2	0.5	0.8	2.4
Acquisition expense, net	0.7	1.1	1.7	4.9
Total operating expense	281.8	276.6	866.2	879.8
Operating income	33.0	26.8	180.0	150.5
Other income (expense):
Interest expense	(12.6)	(11.1)	(36.0)	(32.8)
Equity in income of unconsolidated investments	8.9	4.9	22.7	13.5
Miscellaneous, net	(1.0)	(0.2)	(0.8)	(0.3)
Total other income (expense)	(4.7)	(6.4)	(14.1)	(19.6)
Income from operations before provision for income taxes	28.3	20.4	165.9	130.9
Income tax provision	(11.6)	(11.7)	(63.6)	(49.6)
Net income	$16.7	$8.7	$102.3	$81.3

Net income per common share data:
Basic net income	$1.09	$0.52	$6.43	$4.85
Diluted net income	$1.08	$0.52	$6.32	$4.79
Weighted average shares outstanding:
Basic	15.3	16.4	15.9	16.5
Diluted	15.5	16.9	16.2	17.0

Other comprehensive loss:
Foreign currency translation, net of tax	0.5	—	0.1	0.2
Change in pension benefits, net of tax	0.1	—	0.1	—
Other comprehensive gain	0.6	—	0.2	0.2
Comprehensive income	$17.3	$8.7	$102.5	$81.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$57.8	$48.7
Restricted cash	37.3	34.3
Accounts receivable, net of allowance for doubtful accounts of $3.9 at September 30, 2017 and $3.5 at December 31, 2016	74.0	81.4
Receivable from escrow	—	13.6
Income taxes receivable	—	7.6
Game software development, net	6.4	9.6
Other current assets	59.3	50.8
Total current assets	234.8	246.0
Property and equipment, net	619.4	574.4
Game software development, net	13.3	6.3
Investment in and advances to unconsolidated affiliates	173.9	139.1
Goodwill	848.3	832.2
Other intangible assets, net	425.4	445.7
Other assets	12.3	10.7
Total assets	$2,327.4	$2,254.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61.6	$53.2
Purses payable	19.2	12.5
Account wagering deposit liabilities	25.9	25.0
Accrued expense	111.2	100.1
Income taxes payable	16.9	—
Deferred revenue - Big Fish Games	85.6	81.3
Deferred revenue - all other	12.0	64.3
Big Fish Games deferred payment, current	28.3	27.8
Big Fish Games earnout liability, current	33.9	67.9
Current maturities of long-term debt	17.7	14.2
Dividends payable	—	21.8
Total current liabilities	412.3	468.1
Long-term debt (net of current maturities and loan origination fees of $0.5 at both September 30, 2017 and December 31, 2016)	510.7	312.8
Notes payable (including premium of $2.1 at September 30, 2017 and $2.5 at December 31, 2016 and net of debt issuance costs of $6.5 at September 30, 2017 and $7.8 at December 31, 2016)	595.6	594.7
Deferred revenue - all other	23.1	24.4
Deferred income taxes	140.2	153.1
Other liabilities	19.2	16.3
Total liabilities	1,701.1	1,569.4
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued	—	—
Common stock, no par value; 50.0 shares authorized; 15.4 shares issued at September 30, 2017 and 16.5 shares issued at December 31, 2016	—	116.5
Retained earnings	627.3	569.7
Accumulated other comprehensive loss	(1.0)	(1.2)
Total shareholders' equity	626.3	685.0
Total liabilities and shareholders' equity	$2,327.4	$2,254.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$102.3	$81.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.3	81.4
Game software development amortization	13.5	11.7
Acquisition expenses, net	1.7	4.9
Distributed earnings from equity investments	11.7	12.3
Earnings from equity investments, net	(22.7)	(13.5)
Stock-based compensation	17.5	14.3
Deferred income taxes	(13.0)	0.5
Big Fish Games earnout payment	(2.5)	(19.7)
Other	1.0	1.6
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Other current assets and liabilities	(0.8)	11.7
Game software development	(17.1)	(16.3)
Income taxes	24.5	28.1
Deferred revenue	(27.4)	(7.5)
Other assets and liabilities	2.2	(1.8)
Net cash provided by operating activities	164.2	189.0
Cash flows from investing activities:
Capital maintenance expenditures	(26.7)	(24.2)
Capital project expenditures	(62.4)	(19.9)
Acquisition of gaming licenses	(2.3)	(2.5)
Acquisition of a business	(23.1)	—
Receivable from escrow	13.6	—
Investment in unconsolidated affiliates	(24.0)	—
Other	0.3	0.4
Net cash used in investing activities	(124.6)	(46.2)
Cash flows from financing activities:
Borrowings on bank line of credit	769.1	564.7
Repayments of bank line of credit	(567.7)	(427.2)
Big Fish Games earnout payment	(31.7)	(261.9)
Payment of dividends	(21.8)	(19.1)
Repurchase of common stock	(181.1)	(20.0)
Common stock issued	2.1	2.2
Loan origination fees and debit issuance costs	—	(1.4)
Other	(0.6)	2.7
Net cash used in financing activities	(31.7)	(160.0)
Net increase (decrease) in cash and cash equivalents	7.9	(17.2)
Effect of exchange rate changes on cash	1.2	(0.4)
Cash and cash equivalents, beginning of period	48.7	74.5
Cash and cash equivalents, end of period	$57.8	$56.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25.4	$21.8
Income taxes	48.0	21.6
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	18.5	18.8
Property and equipment additions included in accounts payable and accrued expenses	5.6	—
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
Our critical accounting policies are revenue recognition, goodwill and indefinite intangible assets, property and equipment, and income taxes. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2016.
Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 57 live thoroughbred race days in the third quarter of 2017 and 60 live thoroughbred race days in the third quarter of 2016. For the nine months ended September 30, 2017, we conducted 176 live thoroughbred racing days, which compares to 175 live thoroughbred racing days during the nine months ended September 30, 2016.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The new guidance is effective in 2020 with early adoption permitted for any goodwill impairment test performed between January 1, 2017 and January 1, 2020. We are currently evaluating the timing of adoption and impact of the new accounting guidance on our financial statements and related disclosures.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective in 2018 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; each of which clarified the guidance on certain items such as reporting revenue gross versus net and presentation of sales tax, among other things.
While we are continuing to assess all potential impacts of the new standard under ASU No. 2014-09, we have identified a few areas of impact at this time. The first area is significant and relates to our accounting for breakage revenue for our outstanding premium game club credits for Big Fish Games. Currently, we record breakage revenue for our outstanding premium game credits for Big Fish Games when the credits have legally expired. Under the new standard, we will be required to recognize the expected breakage related to our outstanding premium game club credits as revenue in proportion to the pattern of game club credits redeemed by our customers. The second area relates to our accounting for loyalty points under our various rewards programs which are earned by our customers at our casinos. Our accumulated loyalty points are redeemable for free complimentaries, including gaming play and food and beverage. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided. Under the new standard, we will defer the standalone selling price of the complimentaries until the future revenue transaction occurs. Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will have a significant impact on our earnings. In addition to the impact on loyalty points at our casinos, the new standard will impact all gaming transactions that contain multiple performance obligations, such as certain benefits provided under our rewards programs. Specifically, we will defer revenue based on standalone selling prices and recognize the revenue as each of those performance obligations are fulfilled. We are continuing to assess the significance of this impact on our operations.
Due to the change in our accounting related to breakage revenue for Big Fish Games, we anticipate the standard under ASU No. 2014-09 may have a material impact on our consolidated financial statements. At this time, we expect to adopt this new standard using the modified retrospective method on January 1, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. ACQUISITIONS
On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which has not had a material impact on our results of operations, financial condition or cash flows. The results of operations and financial condition of BetAmerica have been included in our Condensed Consolidated Financial Statements from the acquisition date. The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.
4. RECEIVABLE FROM ESCROW
On November 8, 2016, we established a $14.0 million qualified intermediary trust with a portion of the proceeds from the sale of excess land at Calder Race Course ("Calder") that was used to purchase previously identified real property within six months post- closing. We utilized the entire escrow amount, resulting in a zero balance at September 30, 2017, compared to our $13.6 million from the qualified intermediary trust at December 31, 2016.
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
Summarized below is financial information for our MVG equity investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Casino revenue	$38.4	$36.1	$117.9	$108.7
Non-casino revenue	1.2	1.2	5.1	5.2
Net revenue	39.6	37.3	123.0	113.9
Operating and SG&A expense	28.1	26.4	85.7	79.7
Depreciation & amortization	3.2	3.4	9.5	9.9
Operating income	8.3	7.5	27.8	24.3
Interest and other expense, net	(0.6)	(0.8)	(1.9)	(2.6)
Net income	$7.7	$6.7	$25.9	$21.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
Assets
Current assets	$16.5	$18.7
Property and equipment, net	104.6	109.8
Other assets, net	107.7	105.0
Total assets	$228.8	$233.5

Liabilities and Members' Equity
Current liabilities	$9.0	$12.5
Current portion of long-term debt	8.3	8.3
Long-term debt, excluding current portion	8.9	14.0
Other liabilities	0.1	0.1
Members' equity	202.5	198.6
Total liabilities and members' equity	$228.8	$233.5
Our Condensed Consolidated Statements of Comprehensive Income include our 50% share of MVG's results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Equity in income of unconsolidated investments	$3.8	$3.4	$12.9	$10.9
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
Goodwill is comprised of the following:

(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Total
Balances as of December 31, 2016	$51.7	$117.6	$132.1	$530.8	$832.2
Additions	—	—	16.1	—	16.1
Balances as of September 30, 2017	$51.7	$117.6	$148.2	$530.8	$848.3
In 2017, we established goodwill of $16.1 million related to the BetAmerica acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other intangible assets are comprised of the following:

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$180.4	$(113.3)	$67.1	$187.4	$(100.0)	$87.4
Indefinite-lived intangible assets			358.3			358.3
Total			$425.4			$445.7
In 2017, we reduced our customer relationships intangible asset and accumulated amortization for TwinSpires by $15.1 million as the amounts were fully amortized. Finally, we established definite-lived intangible assets of $8.1 million related to the BetAmerica acquisition.
7. INCOME TAXES
The Company’s income tax rate for the three and nine months ended September 30, 2017 was higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and certain expenses that are not deductible for the purposes of income taxes, partially offset by benefits from tax credits, the manufacturing deduction, and tax deductions from vesting of restricted stock units in excess of the book deductions.
The Company's income tax rate for the three months ended September 30, 2016 was higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes, certain expenses that are not deductible for the purposes of income taxes and a decrease to the manufacturing deduction, partially offset by benefits from tax credits. The Company’s income tax rate for the nine months ended September 30, 2016 was higher than the U. S federal statutory rate of 35.0% primarily due to state income taxes and certain expenses that are not deductible for the purposes of income taxes, partially offset by benefits from tax credits, the manufacturing deduction, and a $3.1 million tax benefit resulting from tax deductions from vesting restricted stock units in excess of the book deductions that were recognized upon our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
8. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$36.0	$—
Big Fish Games deferred payments	—	28.3
Big Fish Games earnout liability	—	33.9
Total	$36.0	$62.2

	December 31, 2016
(in millions)	Level 1	Level 3
Cash equivalents and restricted cash	$34.1	$—
Big Fish Games deferred payments	—	27.8
Big Fish Games earnout liability	—	67.9
Total	$34.1	$95.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the change in fair value of our Level 3 liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Total
Balances as of December 31, 2016	$27.8	$67.9	$95.7
Payments	—	(34.2)	(34.2)
Change in fair value	0.5	0.2	0.7
Balances as of September 30, 2017	$28.3	$33.9	$62.2
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of September 30, 2017 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.7% based on our cost of debt. The cost of debt was based on the observed market yields of our $600.0 million, 5.375% Senior Unsecured Notes ("Senior Unsecured Notes"), a Level 3 fair value measurement, and was adjusted for the difference in seniority and term of the deferred payments and earnout liability. The increase in fair values of the Big Fish Games deferred payments and earnout liability of $0.7 million during the nine months ended September 30, 2017 was recorded as acquisition-related charges in the Condensed Consolidated Statements of Comprehensive Income. During 2015, Big Fish Games achieved its earnout milestones, and we have made earnout payments of $34.2 million in March 2017 and $281.6 million in March 2016.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our Senior Unsecured Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The Level 3 fair value of the Senior Unsecured Notes was $620.3 million at September 30, 2017 and $622.5 million at December 31, 2016.
The following methods and assumptions were used in estimating our fair value disclosures for financial instruments:
Cash Equivalents—The carrying amount reported in the balance sheet for cash equivalents approximates our fair value due to the short-term maturity of these instruments.
Long-Term Debt: Fourth Amended and Restated Credit Agreement ("Senior Secured Credit Facility")—The carrying amounts of the borrowings under the Senior Secured Credit Facility approximate fair value, based upon current interest rates and represent a Level 2 fair value measurement.
We did not measure any assets at fair value on a non-recurring basis for 2017 or 2016.
9. SHAREHOLDERS’ EQUITY
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The new program replaced the prior $150.0 million program that was authorized in February 2016 and had unused authorization of $114.6 million. The new authorized amount included and was not in addition to any unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. Share repurchases result in the shares being retired, and the cost of the shares acquired are treated as a reduction from common stock and retained earnings. The repurchase program has no time limit and may be suspended or discontinued at any time.
On June 9, 2017, we entered into an agreement with an affiliate of The Duchossois Group, Inc. ("TDG"), a related party, to repurchase 1,000,000 shares of the Company's common stock for $158.78 per share in a privately negotiated transaction. The aggregate purchase price was $158.8 million.
For the nine months ended September 30, 2017, including the repurchase of 1,000,000 shares from TDG, we have repurchased 1,077,029 shares of our common stock under the April 2017 stock repurchase program at a total cost of $171.7 million. We had approximately $78.3 million of repurchase authority remaining under this program at September 30, 2017.
During the nine months ended September 30, 2017, we also repurchased 53,721 shares of our common stock in conjunction with the February 2016 stock repurchase program at a total cost of $7.8 million.

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
We recognized stock-based compensation expense of $5.8 million for the three months ended September 30, 2017 and $17.5 million for the nine months ended September 30, 2017. We recognized stock-based compensation expense of $4.8 million for the three months ended September 30, 2016 and $14.3 million for the nine months ended September 30, 2016.
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
12. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator for basic income per common share:
Net income	$16.7	$8.7	$102.3	$81.3
Net income allocated to participating securities	—	(0.1)	(0.1)	(1.4)
Numerator for basic income per common share	$16.7	$8.6	$102.2	$79.9

Numerator for diluted income per common share	$16.7	$8.7	$102.3	$81.3

Denominator for basic and diluted net income per common share:
Basic-weighted average shares	15.3	16.4	15.9	16.5
Plus dilutive effect of stock awards	0.2	0.2	0.2	0.2
Plus dilutive effect of participating securities	—	0.3	0.1	0.3
Diluted-adjusted weighted average shares	15.5	16.9	16.2	17.0

Income per common share:
Basic	$1.09	$0.52	$6.43	$4.85
Diluted	$1.08	$0.52	$6.32	$4.79
13. SEGMENT INFORMATION
We manage our operations through six operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder;

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:
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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, Adjusted EBITDA by segment and reconciles Comprehensive Income to Adjusted EBITDA:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net revenue from external customers:
Racing:
Churchill Downs	$8.1	$8.7	$147.1	$140.1
Arlington	25.0	24.0	51.5	49.8
Fair Grounds	5.0	5.1	27.5	28.9
Calder	0.7	0.7	1.9	2.0
Total Racing	38.8	38.5	228.0	220.8
Casinos:
Oxford Casino	25.2	24.4	69.2	65.4
Riverwalk Casino	12.2	10.6	35.7	35.7
Harlow’s Casino	12.3	11.7	38.3	36.6
Calder Casino	19.4	19.0	62.6	59.8
Fair Grounds Slots	8.7	8.5	27.7	27.9
VSI	9.3	8.6	28.8	27.9
Saratoga	0.4	0.2	1.0	0.6
Total Casinos	87.5	83.0	263.3	253.9
TwinSpires	65.9	55.1	198.4	173.1
Big Fish Games:
Social casino	53.4	44.3	149.1	138.3
Casual and mid-core free-to-play	46.1	56.1	135.3	162.5
Premium	18.4	21.9	58.1	68.8
Total Big Fish Games	117.9	122.3	342.5	369.6
Other Investments	4.7	4.5	14.0	12.9
Net revenue from external customers	$314.8	$303.4	$1,046.2	$1,030.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Intercompany net revenue:
Racing:
Churchill Downs	$0.9	$0.9	$9.6	$8.2
Arlington	2.2	1.9	5.1	4.5
Fair Grounds	—	—	1.0	1.0
Total Racing	3.1	2.8	15.7	13.7
TwinSpires	0.2	0.4	0.8	1.0
Other Investments	1.0	0.7	3.7	3.0
Eliminations	(4.3)	(3.9)	(20.2)	(17.7)
Intercompany net revenue	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2017
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$41.9	$87.5	$66.1	$117.9	$5.7	$—

Taxes & purses	(11.2)	(28.9)	(4.5)	—	—	—
Platform & development fees	—	—	—	(42.1)	—	—
Marketing & advertising	(1.0)	(3.1)	(1.1)	(31.8)	—	—
Salaries & benefits	(10.3)	(13.5)	(2.3)	(6.8)	(2.9)	—
Content expense	(3.8)	—	(30.9)	—	—	—
SG&A expense	(3.9)	(5.5)	(3.2)	(5.3)	(0.8)	(2.2)
Research & development	—	—	—	(9.7)	—	—
Other operating expense	(10.1)	(9.8)	(5.3)	(4.0)	(1.1)	0.1
Other income (expense)	0.1	12.8	—	(1.2)	0.2	—

Adjusted EBITDA	$1.7	$39.5	$18.8	$17.0	$1.1	$(2.1)

	Three Months Ended September 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$41.3	$83.0	$55.5	$122.3	$5.2	$—

Taxes & purses	(11.2)	(28.1)	(4.0)	—	—	—
Platform & development fees	—	—	—	(45.2)	—	—
Marketing & advertising	(1.1)	(3.0)	(1.0)	(26.3)	—	—
Salaries & benefits	(10.3)	(13.4)	(2.3)	(6.2)	(2.7)	—
Content expense	(3.9)	—	(26.0)	—	—	—
SG&A expense	(4.0)	(5.4)	(3.0)	(4.4)	(0.9)	(2.2)
Research & development	—	—	—	(8.8)	—	—
Other operating expense	(10.5)	(10.0)	(4.5)	(3.9)	(0.9)	(0.2)
Other income (expense)	0.1	7.3	—	(0.3)	0.1	—

Adjusted EBITDA	$0.4	$30.4	$14.7	$27.2	$0.8	$(2.4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2017
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$243.7	$263.3	$199.2	$342.5	$17.7	$—

Taxes & purses	(54.3)	(87.7)	(11.6)	—	—	—
Platform & development fees	—	—	—	(124.0)	—	—
Marketing & advertising	(3.9)	(9.1)	(6.7)	(84.3)	—	—
Salaries & benefits	(32.4)	(40.0)	(7.1)	(20.7)	(9.1)	—
Content expense	(11.7)	—	(96.5)	—	—	—
SG&A expense	(11.9)	(16.3)	(8.9)	(15.1)	(2.3)	(6.2)
Research & development	—	—	—	(29.9)	—	—
Other operating expense	(39.4)	(31.0)	(17.1)	(11.3)	(3.6)	(0.4)
Other income (expense)	0.6	33.1	—	(1.6)	0.3	—

Adjusted EBITDA	$90.7	$112.3	$51.3	$55.6	$3.0	$(6.6)

	Nine Months Ended September 30, 2016
(in millions)	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Corporate
Net revenue	$234.5	$253.9	$174.1	$369.6	$15.9	$—

Taxes & purses	(52.7)	(84.6)	(8.8)	—	—	—
Platform & development fees	—	—	—	(135.2)	—	—
Marketing & advertising	(3.8)	(9.5)	(5.2)	(106.2)	—	—
Salaries & benefits	(31.4)	(38.2)	(6.9)	(18.4)	(8.2)	—
Content expense	(12.0)	—	(83.4)	—	—	—
SG&A expense	(11.9)	(15.8)	(8.6)	(13.6)	(2.5)	(6.2)
Research & development	—	—	—	(29.3)	—	—
Other operating expense	(38.8)	(29.4)	(15.6)	(11.8)	(2.6)	(0.5)
Other income (expense)	0.4	21.6	—	(1.2)	0.3	—

Adjusted EBITDA	$84.3	$98.0	$45.6	$53.9	$2.9	$(6.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$17.3	$8.7	$102.5	$81.5
Foreign currency translation, net of tax	(0.5)	—	(0.1)	(0.2)
Change in pension benefits, net of tax	(0.1)	—	(0.1)	—
Net income	16.7	8.7	102.3	81.3
Additions:
Depreciation and amortization	24.0	27.5	73.3	81.4
Interest expense	12.6	11.1	36.0	32.8
Income tax provision	11.6	11.7	63.6	49.6
EBITDA	64.9	59.0	275.2	245.1

Adjustments to EBITDA:
Operating income:
Stock-based compensation expense	5.8	4.9	17.5	14.3
Other charges	0.4	3.1	0.5	3.4
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	4.0	2.5	10.6	7.5
Other charges and recoveries, net	—	—	—	0.4
Acquisition expense, net	0.7	1.1	1.7	4.9
Calder exit costs	0.2	0.5	0.8	2.4
Total adjustments to EBITDA	11.1	12.1	31.1	32.9
Adjusted EBITDA	$76.0	$71.1	$306.3	$278.0

Adjusted EBITDA by segment:
Racing	$1.7	$0.4	$90.7	$84.3
Casinos	39.5	30.4	112.3	98.0
TwinSpires	18.8	14.7	51.3	45.6
Big Fish Games	17.0	27.2	55.6	53.9
Other Investments	1.1	0.8	3.0	2.9
Corporate	(2.1)	(2.4)	(6.6)	(6.7)
Adjusted EBITDA	$76.0	$71.1	$306.3	$278.0
The table below presents information about equity in income (losses) of unconsolidated investments included in our reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Casinos	$8.7	$4.8	$22.5	$13.6
Other Investments	0.2	0.1	0.2	(0.1)
	$8.9	$4.9	$22.7	$13.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents total asset information for each of our operating segments:

(in millions)	September 30, 2017	December 31, 2016
Total assets:
Racing	$463.7	$454.6
Casinos	675.1	628.7
TwinSpires	213.0	209.9
Big Fish Games	902.8	893.8
Other Investments	11.9	11.1
Corporate	60.9	56.3
	$2,327.4	$2,254.4
The table below presents total capital expenditures for each of our operating segments:

	Nine Months Ended September 30,
(in millions)	2017	2016
Capital expenditures:
Racing	$47.8	$23.4
Casinos	26.0	9.7
TwinSpires	7.3	5.4
Big Fish Games	5.6	3.6
Other Investments	1.3	0.8
Corporate	1.1	1.2
	$89.1	$44.1
14. SUBSEQUENT EVENT
On October 24, 2017, the Company's Board of Directors declared an annual cash dividend of $1.52 per share, to be paid on January 5, 2018, to all shareholders of record on December 1, 2017.

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include the following: the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit; additional or increased taxes and fees; public perceptions or lack of confidence in the integrity of our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations, including the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses; inability to identify and complete acquisition, expansion or divestiture projects on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; legalization of online real money gaming in the United States, and our ability to capitalize on and predict such legalization; inability to respond to rapid technological changes in a timely manner; inadvertent infringement of the intellectual property of others; inability to protect our own intellectual property rights; security breaches and other security risks related to our technology, personal information, source code and other proprietary information, including failure to comply with regulations and other legal obligations relating to receiving, processing, storing and using personal information; payment-related risks, such as chargebacks for fraudulent credit card use; compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations; work stoppages and labor issues; difficulty in attracting a sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; declining popularity in horseracing; seasonal fluctuations in our horseracing business due to geographic concentration of our operations; increased competition in our casino business; changes in regulatory environment of our casino business; development and expansion of casinos is costly and susceptible to delays, cost overruns and other uncertainties; concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs; impact of further legislation prohibiting tobacco smoking; geographic concentration of our casino business; changes in regulatory environment for our advanced deposit wagering business; increase in competition in the advanced deposit wagering business; inability to retain current customers or attract new customers to our advanced deposit wagering business; uncertainty and changes in the legal landscape relating to our advanced deposit wagering business; failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment in our ability to offer advanced deposit wagering; operating in an evolving and highly competitive market related to Big Fish Games; inability to maintain relationships with third party mobile platforms related to Big Fish Games; failure to develop and publish mobile games that achieve market acceptance; inability to secure new or ongoing content from third party development partners on favorable terms; programming errors or flaws or other technical difficulties, diminishing our customers’ experience; "cheating" programs, scam offers, black-markets and other actions by third parties that seek to exploit our games and players may affect our reputation and harm our operating results; slower than expected growth in use of smartphone and tablet devices to facilitate game platforms; and financial volatility quarter-to-quarter relating to Big Fish Games.
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

Our Business
Executive Overview
We are an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 9,910 gaming positions in eight states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We are also one of the world's largest producers and distributors of mobile games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
Our Operations
We manage our operations through six operating segments: Racing, Casinos, TwinSpires, Big Fish Games, Other Investments and Corporate.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 57 live thoroughbred race days in the third quarter of 2017 and 60 live thoroughbred race days in the third quarter of 2016. For the nine months ended September 30, 2017, we conducted 176 live thoroughbred racing days, which compares to 175 live thoroughbred racing days during the nine months ended September 30, 2016.
Casinos Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 9,910 gaming positions located in eight states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder

Casino, and Fair Grounds Slots, in addition to two hotels (Riverwalk and Harlow’s). We expect the Oxford hotel to open in mid-November 2017. We also own Video Services, LLC ("VSI") associated with our Fair Grounds property. In addition, we have a 50% equity investment in Miami Valley Gaming ("MVG"), a 25% equity investment in Saratoga Casino Holdings LLC ("SCH") and an effective 62.5% equity investment in Ocean Downs. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, Churchill Downs Interactive Gaming, Bluff Media and Bloodstock Research Information Services. On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which is included in our TwinSpires segment.
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
In September 2017, we announced a partnership with Keeneland Association, Inc. to propose the construction of two new racing facilities to be located in Corbin, Kentucky and Oak Grove, Kentucky. The proposed facilities will feature live horse racing and historical racing machines.
Corporate Segment
Our Corporate segment includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
Government Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our racing operations, our casino operations, TwinSpires and Big Fish Games are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. The following update on 2017 regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including Part I - Item 1, "Business," for a discussion of regulatory and legislative issues.
Federal Regulations
In September 2017, the U.S. Treasury Department and the Internal Revenue Service ("IRS") announced modernized regulations regarding withholding and reporting of pari-mutuel proceeds. Specifically, under the new regulations, when determining an amount to be reported or withheld for taxes, the IRS will consider a bettor’s entire investment in a single pari-mutuel pool instead of only the amount wagered on a winning result. The regulations will go into full effect no later than November 14, 2017. Advance deposit wagering operators, tote companies and racetracks will have 45 days to implement the new regulations after the effective date, with early implementation permitted. We believe the new regulations will have a positive impact on our business.
Specific State Casino Regulations and Potential Legislative Changes
Maryland
In April 2017, Maryland's Governor signed a law allowing casinos in Allegany and Worcester counties to qualify for a 10% gaming tax reduction on slot machine revenue effective July 1, 2017. In order to qualify for the gaming tax reduction, casinos must purchase or acquire the right to lease all of their video lottery terminals ("VLT") prior to January 1, 2019. As of August 1, 2017, we purchased or acquired the right to lease all of our VLTs and have realized an effective 10% gaming tax reduction from August 1, 2017 forward under this new law.
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

New York
In June 2017, the New York legislature passed a bill that will allow Saratoga Casino Hotel to be eligible to use up to 4% of net winnings for capital improvement projects at the facility. The money must be used solely for capital projects that will improve the facility and attract customers. The capital projects must be approved by the lottery and the gaming commission. The bill was signed by the Governor and we believe it will have a positive material impact on our business.
Specific State TwinSpires Regulations and Potential Legislative Changes
Pennsylvania
On October 30, 2017, the Governor signed legislation (gaming bill HB 271) that will expand gaming in the state. Under the terms of the legislation, previous statutory language which provided each Pennsylvania racetrack a local monopoly over all telephone or Internet wagers on horse racing from Pennsylvania residents located within a 35 mile radius of such racetrack was removed. The legislation also lowered the initial license fee for ADW operators from $500,000 to $50,000 and lowered the annual ongoing license fee from $100,000 to $10,000.
The legislation also authorized interactive gaming. Under the terms of the legislation, Category 1, 2 and 3 casino licensees qualify for an interactive gaming license. Three categories of interactive gaming licenses are available: poker, slot and table games. Each casino licensee has the opportunity to receive any or all of the three categories of licenses for an initial period of five years. If a casino licensee applies for an interactive gaming license within the first ninety days, the casino must apply for all three categories of licenses for a total fee of $10 million. If a casino applies during the ninety to one hundred and twenty day time period, the casino may apply for one or more categories of licenses for a fee of $4 million each. If at the end of the one hundred and twenty day period, there are remaining interactive gaming licenses, a qualified gaming entity licensed in any jurisdiction may apply for one or more of the available licenses. A tax rate of 52% of gross interactive gaming revenue (“GIGR”) on slots and 14% of GIGR on poker and table games is established. There is an additional 2% tax of daily GIGR for local revenue share payments.
We believe this legislation may have a positive impact on business operations.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Net revenue	$314.8	$303.4	$11.4	$1,046.2	$1,030.3	$15.9
Operating income	33.0	26.8	6.2	180.0	150.5	29.5
Operating income margin	10%	9%		17%	15%
Net income	$16.7	$8.7	$8.0	$102.3	$81.3	$21.0
Adjusted EBITDA	76.0	71.1	4.9	306.3	278.0	28.3
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

•
Our net revenue increased $11.4 million driven by a $10.8 million increase from TwinSpires due to a 23.9% increase in active players and 20.6% increase in handle, a $4.5 million increase from Casinos primarily from successful marketing and promotional activities, and a $0.5 million combined increase from Racing and Other Investments. Partially offsetting the increases was a $4.4 million decrease from Big Fish Games primarily due to a decline in casual and mid-core free-to-play games.

•
Our operating income increased $6.2 million driven by a $5.2 million increase from Casinos primarily driven by the increase in net revenue from successful marketing and promotional activities, a $4.8 million increase from TwinSpires due to the increase in active players and increase in handle, a $1.0 million increase in Racing driven by the successful Arlington meet and a $0.3 million increase from other sources. Partially offsetting these increases was a $5.1 million decrease from Big Fish Games primarily driven by a decline in net revenue and increase in user acquisition expense.

•
Our net income increased $8.0 million driven by a $6.2 million increase in operating income, a $4.0 million increase in income from our equity investments, and a $0.1 million increase from other sources. Partially offsetting these increases were a $1.5 million increase in interest expense associated with higher outstanding debt balances and a $0.8 million increase in other expense related to unfavorable foreign exchange rates at Big Fish Games.

•
Our Adjusted EBITDA increased $4.9 million driven by a $9.1 million increase from Casinos primarily due to our unconsolidated investments and organic growth at certain properties, a $4.1 million increase at TwinSpires driven by the increase in active players and increase in handle, a $1.3 million increase in Racing driven by favorable insurance reserve adjustments at Fairgrounds and successful Arlington meet, and a $0.6 million increase from other sources. Partially offsetting these increases was a $10.2 million decrease from Big Fish Games resulting from an increase in user acquisition expense and an increase in operating expenses.
Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

•
Our net revenue increased $15.9 million driven by a $25.3 million increase from TwinSpires due to a 34.5% increase in active players and 16.4% increase in handle, a $9.4 million increase from Casinos due to successful marketing and promotional activities, a $7.2 million increase in Racing primarily due to a strong Kentucky Derby and Oaks week performance, and a $1.1 million increase from Other Investments. Partially offsetting these increases was a $27.1 million decrease from Big Fish Games primarily due to the decline in casual and mid-core free-to-play games.

•
Our operating income increased $29.5 million driven by a $10.9 million increase from Big Fish Games primarily from a decrease in user acquisition expense, a $7.5 million increase in TwinSpires driven by the increase in active players and increase in handle, a $6.7 million increase from Casinos due to organic growth at certain properties, a $3.2 million decrease in acquisition expense driven by non-cash fair value adjustments related to the liabilities for the Big Fish Games earnout and deferred payments to the founders, a $2.9 million increase in Racing due to a strong Kentucky Derby and Oaks week performance, and a $1.6 million decrease in Calder exit costs. Partially offsetting these expenses were a $2.3 million increase in selling, general and administrative expense primarily driven by stock-based compensation, a $0.6 million increase in research and development expense and a $0.4 million increase from other sources.

•
Our net income increased $21.0 million driven by a $29.5 million increase in operating income and a $9.2 million increase in income from our equity investments. Partially offsetting these increases were a $14.0 million increase in our income tax provision primarily from higher income from our segments and unconsolidated investments, a $3.2 million increase in interest expense associated with higher outstanding debt balances and $0.5 million of other expense related to unfavorable foreign exchange rates at Big Fish Games.

•
Our Adjusted EBITDA increased $28.3 million driven by a $14.3 million increase in Casinos due to our unconsolidated investments and organic growth at certain properties, a $6.4 million increase from Racing driven by a strong Kentucky Derby and Oaks week performance, a $5.7 million increase from TwinSpires due to an increase in active players and increase in handle, a $1.7 million increase from Big Fish Games primarily due to a decrease in user acquisition expense, and $0.2 million from other sources.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Racing:
Churchill Downs	$9.0	$9.6	$(0.6)	$156.7	$148.3	$8.4
Arlington	27.2	25.9	1.3	56.6	54.3	2.3
Fair Grounds	5.0	5.1	(0.1)	28.5	29.9	(1.4)
Calder	0.7	0.7	—	1.9	2.0	(0.1)
Total Racing	41.9	41.3	0.6	243.7	234.5	9.2
Casinos:
Oxford Casino	25.2	24.4	0.8	69.2	65.4	3.8
Riverwalk Casino	12.2	10.6	1.6	35.7	35.7	—
Harlow's Casino	12.3	11.7	0.6	38.3	36.6	1.7
Calder Casino	19.4	19.0	0.4	62.6	59.8	2.8
Fair Grounds Slots	8.7	8.5	0.2	27.7	27.9	(0.2)
VSI	9.3	8.6	0.7	28.8	27.9	0.9
Saratoga	0.4	0.2	0.2	1.0	0.6	0.4
Total Casino	87.5	83.0	4.5	263.3	253.9	9.4
TwinSpires	66.1	55.5	10.6	199.2	174.1	25.1
Big Fish Games:
Social casino	53.4	44.3	9.1	149.1	138.3	10.8
Casual and mid-core free-to-play	46.1	56.1	(10.0)	135.3	162.5	(27.2)
Premium	18.4	21.9	(3.5)	58.1	68.8	(10.7)
Total Big Fish Games	117.9	122.3	(4.4)	342.5	369.6	(27.1)
Other Investments	5.7	5.2	0.5	17.7	15.9	1.8
Eliminations	(4.3)	(3.9)	(0.4)	(20.2)	(17.7)	(2.5)
Net Revenue	$314.8	$303.4	$11.4	$1,046.2	$1,030.3	$15.9
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

•
Racing revenue increased $0.6 million driven by a $1.3 million increase at Arlington primarily from an increase in handle and admissions. Partially offsetting this increase was a $0.7 million decrease primarily due to one less live thoroughbred race day at Churchill Downs during the third quarter of 2017 compared to 2016.

•
Casino revenue increased $4.5 million driven by a $1.6 million increase at Riverwalk, a $0.8 million increase at Oxford, a $0.7 million increase at VSI, and a $0.6 million increase at Harlow's, all of which resulted from successful marketing and promotional activities, as well as a $0.8 million increase from our other Casino properties combined.

•
TwinSpires revenue increased $10.6 million primarily due to a 23.9% increase in active players and handle growth of 20.6%, which outpaced the U.S. thoroughbred industry performance by 16.9 percentage points.

•
Big Fish Games revenue decreased $4.4 million primarily driven by a $10.0 million decrease in casual and mid-core free-to-play revenue due to the significant decrease in user acquisition spending on casual free-to-play games beginning in July 2016 and a $3.5 million decrease in premium game revenue. Partially offsetting these decreases was a $9.1 million increase in social casino driven by strong growth in Big Fish Casino and Jackpot Magic Slots.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

•
Racing revenue increased $9.2 million driven by an $8.4 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week performance and a $2.3 million increase at Arlington driven by an increase in handle and admissions. Partially offsetting these increases were a $1.4 million decrease in Fair Grounds revenue primarily driven from the impact of a contagious equine disease outbreak which quarantined horses causing limited field sizes in the first quarter of 2017 and a $0.1 million decrease from other sources.

•
Casino revenue increased $9.4 million driven by a $3.8 million increase in Oxford, a $2.8 million increase at Calder, a $1.7 million increase at Harlow's, a $0.9 million increase at VSI, and a $0.2 million increase from other sources, all of which resulted from successful marketing and promotional activities.

•	TwinSpires revenue increased $25.1 million primarily due to a 34.5% increase in active players and handle growth of 16.4%.

•
Big Fish Games revenue decreased $27.1 million primarily driven by a $27.2 million decrease in casual and mid-core free-to-play revenue due to the significant decrease in user acquisition spending on casual free-to-play games beginning in July 2016 and a $10.7 million decrease in premium games revenue. Partially offsetting these decreases was a $10.8 million increase in social casino revenue driven by strong growth in Big Fish Casino and Jackpot Magic Slots.

•	Other Investments revenue increased $1.8 million due to increased equipment sales and higher totalisator fees from new customers at United Tote.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Racing:
Churchill Downs
Race Days	10	11	48	47
Total handle	$46.6	$54.6	$499.3	$469.7
Net pari-mutuel revenue	$5.1	$6.0	$52.3	$50.0
Commission %	10.9%	11.0%	10.5%	10.6%
Arlington
Race Days	47	49	71	74
Total handle	$171.5	$167.0	$348.9	$339.8
Net pari-mutuel revenue	$19.9	$18.9	$44.7	$43.2
Commission %	11.6%	11.3%	12.8%	12.7%
Fair Grounds
Race Days	—	—	57	54
Total handle	$21.8	$22.0	$192.7	$208.5
Net pari-mutuel revenue	$4.3	$4.4	$20.6	$21.6
Commission %	19.7%	20.0%	10.7%	10.4%
Total Racing
Race Days	57	60	176	175
Total handle	$239.9	$243.6	$1,040.9	$1,018.0
Net pari-mutuel revenue	$29.3	$29.3	$117.6	$114.8
Commission %	12.2%	12.0%	11.3%	11.3%
TwinSpires (1)
Total handle	$338.6	$280.5	$994.4	$854.2
Net pari-mutuel revenue	$61.2	$50.9	$182.3	$158.1
Commission %	18.1%	18.1%	18.3%	18.5%
Eliminations (2)
Total handle	$(18.8)	$(18.5)	$(122.3)	$(104.2)
Net pari-mutuel revenue	$(3.2)	$(2.9)	$(14.1)	$(13.4)
Total
Handle	$559.7	$505.6	$1,913.0	$1,768.0
Net pari-mutuel revenue	$87.3	$77.3	$285.8	$259.5
Commission %	15.6%	15.3%	14.9%	14.7%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.

(2)	Eliminations include the elimination of intersegment transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Oxford Casino
Slot handle	$231.8	$228.3	$627.2	$599.9
Net slot revenue	19.3	19.2	52.7	50.5
Net gaming revenue	23.9	23.1	65.8	62.1
Riverwalk Casino
Slot handle	$162.2	$110.7	$451.6	$371.8
Net slot revenue	10.4	8.8	30.4	30.0
Net gaming revenue	11.6	10.0	34.0	33.7
Harlow’s Casino
Slot handle	$134.6	$134.5	$423.0	$401.8
Net slot revenue	10.6	10.0	33.1	31.7
Net gaming revenue	11.7	11.0	36.3	34.5
Calder Casino
Slot handle	$279.5	$257.3	$868.4	$780.4
Net slot revenue	18.5	18.3	60.1	57.4
Net gaming revenue	18.5	18.3	60.0	57.4
Fair Grounds Slots and Video Poker
Slot handle	$97.1	$94.8	$312.0	$304.2
Net slot revenue	8.5	8.2	26.9	27.0
Net gaming revenue	17.8	16.9	55.6	54.9

Total net gaming revenue	$83.5	$79.3	$251.7	$242.6

Big Fish Games
Our key operating statistic specific to Big Fish Games is bookings. Bookings represent the amount of virtual currency, virtual goods or premium games that consumers have purchased through third party app stores or the Big Fish Games website, as well as in-game advertising revenue and licensing agreement revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Bookings
Social casino	$53.4	$44.2	$149.3	$137.9
Casual and mid-core free-to-play	51.2	51.8	136.9	164.4
Premium	19.3	22.5	60.6	72.3
Total bookings	$123.9	$118.5	$346.8	$374.6

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Taxes and purses	$44.6	$43.3	$1.3	$153.6	$146.1	$7.5
Platform & development fees	42.1	45.2	(3.1)	124.0	135.2	(11.2)
Marketing & advertising	37.0	31.4	5.6	103.7	124.4	(20.7)
Salaries & benefits	35.8	34.9	0.9	109.3	103.1	6.2
Content expense	30.7	26.4	4.3	90.1	79.2	10.9
Selling, general and administrative expense	26.8	27.6	(0.8)	77.6	75.3	2.3
Depreciation & amortization	24.0	27.5	(3.5)	73.3	81.4	(8.1)
Research & development	9.7	8.8	0.9	29.9	29.3	0.6
Acquisition expense, net	0.7	1.1	(0.4)	1.7	4.9	(3.2)
Calder exit costs	0.2	0.5	(0.3)	0.8	2.4	(1.6)
Other operating expense	30.2	29.9	0.3	102.2	98.5	3.7
Total expense	$281.8	$276.6	$5.2	$866.2	$879.8	$(13.6)
Percent of net revenue	90%	91%		83%	85%
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $1.3 million driven by a $0.7 million increase in taxes for our Casinos associated with an increase in slot handle, a $0.5 million increase in pari-mutuel taxes for TwinSpires due to the increase in handle and a $0.1 increase from other sources.

•	Platform and development fees at Big Fish Games decreased $3.1 million driven by the decrease in revenues.

•	Marketing and advertising expense increased $5.6 million driven primarily by the increase in Big Fish Games user acquisition expense.

•	Salaries and benefits expense increased $0.9 million driven by additional personnel costs and related benefits.

•	Content expense increased $4.3 million driven by the 23.9% increase in active players and 20.6% handle growth at TwinSpires.

•
Selling, general and administrative expense decreased $0.8 million primarily related to a $2.5 million 2016 expense associated with potential federal tax penalties from untimely submission of informational returns which did not recur in 2017. Partially offsetting this decrease were a $0.9 million increase stock-based compensation expense and a $0.8 million increase from other sources.

•	Depreciation and amortization expense decreased $3.5 million driven primarily by a decrease at Big Fish Games associated with fully amortized intangible assets.

•	Research and development expense increased $0.9 million driven by an increase in headcount to support the portfolio of games offered by Big Fish Games.
Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $7.5 million due to a $2.8 million increase in pari-mutuel taxes at TwinSpires due to the 34.5% increase in active players, 16.4% handle growth and a $1.7 million increase due to the 2016 Pennsylvania tax refund which did not recur, a $2.7 million increase in taxes for our Casinos from our slot handle growth, and a $2.0 million increase in purses primarily driven by Churchill Downs and Arlington.

•	Platform and development fees at Big Fish Games decreased $11.2 million driven by a decrease in revenues.

•
Marketing and advertising expense decreased $20.7 million driven primarily by a $21.8 million decrease in Big Fish Games user acquisition expense and a $0.4 million decrease from other sources. These decreases were partially offset by a $1.5 million increase in TwinSpires marketing for Kentucky Derby and Oaks week.

•	Salaries and benefits expense increased $6.2 million primarily driven by $3.7 million increase in additional personnel cost and a $2.5 million increase in health insurance expense across all segments.

•	Content expense increased $10.9 million driven by the 34.5% increase in active players and 16.4% in handle growth.

•
Selling, general and administrative expense increased $2.3 million driven primarily by a $3.2 million increase in stock-based compensation expense, a $1.5 million increase in bonus incentives and a $0.1 million increase from other sources. These increases were partially offset by a $2.5 million 2016 expense associated with potential federal tax penalties from untimely submission of informational returns which did not recur in 2017.

•	Depreciation and amortization expense decreased $8.1 million driven primarily by a decrease at Big Fish Games associated with fully amortized intangible assets.

•	Research and development expense increased $0.6 million driven by an increase in headcount to support the portfolio of games offered by Big Fish Games.

•
Acquisition expense, net decreased $3.2 million driven by non-cash fair value adjustments related to the liabilities for the Big Fish Games earnout and deferred payments to the founders which were partially paid during 2016 and 2017.

•	Calder exit costs decreased $1.6 million driven by lower costs associated with the grandstand demolition.

•
Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Other operating expense increased $3.7 million primarily driven by a $1.7 million increase in TwinSpires third party processing fees due to increase in revenues, a $1.4 million increase in insurance and property taxes, and a $0.6 million increase related to other expenses.

Corporate Allocated Expense
The table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Racing	$(1.5)	$(1.5)	$—	$(4.3)	$(4.3)	$—
Casinos	(1.8)	(1.8)	—	(5.3)	(5.0)	(0.3)
TwinSpires	(1.4)	(1.3)	(0.1)	(3.9)	(3.9)	—
Big Fish Games	(0.7)	(0.8)	0.1	(2.1)	(2.1)	—
Other Investments	(0.3)	(0.4)	0.1	(1.0)	(1.1)	0.1
Corporate allocated expense	5.7	5.8	(0.1)	16.6	16.4	0.2
Total Corporate allocated expense	$—	$—	$—	$—	$—	$—
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Racing	$1.7	$0.4	$1.3	$90.7	$84.3	$6.4
Casinos	39.5	30.4	9.1	112.3	98.0	14.3
TwinSpires	18.8	14.7	4.1	51.3	45.6	5.7
Big Fish Games	17.0	27.2	(10.2)	55.6	53.9	1.7
Other Investments	1.1	0.8	0.3	3.0	2.9	0.1
Corporate	(2.1)	(2.4)	0.3	(6.6)	(6.7)	0.1
Adjusted EBITDA	$76.0	$71.1	$4.9	$306.3	$278.0	$28.3
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

•
Racing Adjusted EBITDA increased $1.3 million driven by a $1.0 million increase at Fair Grounds primarily due to insurance reserve premium adjustments compared to the prior year quarter and a $0.9 million increase at Arlington due to an increase in handle and admissions. Partially offsetting these increases was a $0.6 million decrease at Churchill Downs due to one less live thoroughbred racing day in the third quarter of 2017 compared to the prior year quarter.

•
Casinos Adjusted EBITDA increased $9.1 million driven by a $5.5 million increase from strong performance of the Company's equity investments, including our new equity investment in Ocean Downs in January 2017, a $1.7 million increase at Riverwalk, a $0.5 million increase at Harlow's and a combined $1.4 million increase from all of our other Casino properties, all of which were due to successful marketing and promotional activities.

•	TwinSpires Adjusted EBITDA increased $4.1 million driven by the 23.9% increase in active players and handle growth of 20.6%.

•
Big Fish Games Adjusted EBITDA decreased $10.2 million driven by a $5.5 million increase in user acquisition expense, a $2.4 million increase in salaries & benefits, selling, general & administrative costs and research & development costs, a $1.3 million decrease in revenue net of platform and development fees, and a $1.0 million increase in other expense primarily related to unfavorable foreign exchange rates.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

•
Racing Adjusted EBITDA increased $6.4 million due to a $5.7 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week performance and a $1.8 million increase at Arlington driven by increased handle and admissions. Partially offsetting these increases were a $0.7 million decrease at Fair Grounds primarily from a contagious equine disease which quarantined horses causing limited fields and remediation expenses and a $0.4 million decrease from other sources.

•
Casinos Adjusted EBITDA increased $14.3 million driven by a $12.0 million increase from strong performances of the Company's equity investments, including our new equity investment in Ocean Downs in January 2017, a $1.0 million increase at Oxford, a $0.8 million increase at Harlow's, and a $0.5 million combined increase from our other Casino properties, all of which resulted from successful marketing and promotional activities.

•	TwinSpires Adjusted EBITDA increased $5.7 million driven by the 34.5% increase in active players and handle growth of 16.4%.

•
Big Fish Games Adjusted EBITDA increased $1.7 million driven by a $21.9 million decrease in user acquisition spending and an $11.2 million decrease in platform and development fees. These increases were partially offset by the $27.1 million decrease in revenues, a $2.3 million increase in salaries and benefits primarily driven by increased headcount and associated benefits, a $1.6 million increase in selling, general and administrative expense primarily driven by increased bonus incentive expense, and a $0.4 million increase in other expense.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Comprehensive income	$17.3	$8.7	$8.6	$102.5	$81.5	$21.0
Foreign currency translation, net of tax	(0.5)	—	(0.5)	(0.1)	(0.2)	0.1
Net change in pension benefits, net of tax	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Net income	16.7	8.7	8.0	102.3	81.3	21.0
Additions:
Depreciation and amortization	24.0	27.5	(3.5)	73.3	81.4	(8.1)
Interest expense	12.6	11.1	1.5	36.0	32.8	3.2
Income tax provision	11.6	11.7	(0.1)	63.6	49.6	14.0
EBITDA	$64.9	$59.0	$5.9	$275.2	$245.1	$30.1

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$5.8	$4.9	$0.9	$17.5	$14.3	$3.2
Other charges	0.4	3.1	(2.7)	0.5	3.4	(2.9)
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	4.0	2.5	1.5	10.6	7.5	3.1
Other charges and recoveries, net	—	—	—	—	0.4	(0.4)
Acquisition expenses, net	0.7	1.1	(0.4)	1.7	4.9	(3.2)
Calder exit costs	0.2	0.5	(0.3)	0.8	2.4	(1.6)
Total adjustments to EBITDA	11.1	12.1	(1.0)	31.1	32.9	(1.8)
Adjusted EBITDA	$76.0	$71.1	$4.9	$306.3	$278.0	$28.3
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

•	Depreciation and amortization expense decreased $3.5 million primarily driven by a decrease at Big Fish Games associated with fully amortized intangible assets.

•
Interest expense increased $1.5 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Fourth Amended and Restated Credit Agreement (the "Senior Secured Credit Facility").

•	Stock-based compensation expense increased $0.9 million driven by an increase in awards for Big Fish Games employees and other key resources.

•
Other selling, general and administrative charges decreased $2.7 million due to a $2.5 million 2016 expense associated with potential federal tax penalties from untimely submission of informational returns which did not recur in 2017 and a $0.2 million decrease from other sources.

•	Interest, depreciation and amortization expense related to our equity investments increased $1.5 million driven by our equity investments in SCH and Ocean Downs.
Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

•	Depreciation and amortization expense decreased $8.1 million primarily driven by a decrease at Big Fish Games associated with fully amortized intangible assets.

•	Interest expense increased $3.2 million primarily as a result of higher long-term debt balances outstanding and borrowings under our Senior Secured Credit Facility.

•	Income tax provision increased $14.0 million driven by an increase in pretax income.

•
Stock-based compensation expense increased $3.2 million due to an increase in performance based awards compared to target and an increase in awards for Big Fish Games employees and other key resources.

•
Other selling, general and administrative charges decreased $2.9 million due to a $2.5 million 2016 expense associated with potential federal tax penalties from untimely submission of informational returns which did not recur in 2017 and a $0.4 million decrease from other sources.

•	Interest, depreciation and amortization expense related to our equity investments increased $3.1 million driven by our equity investments in SCH and Ocean Downs.

•
Acquisition expenses, net decreased $3.2 million driven by non-cash fair value adjustments related to the liabilities for the Big Fish Games earnout and deferred payments to the founders which were partially paid during 2016 and 2017.

•	Calder exit costs decreased $1.6 million driven by lower costs associated with the grandstand demolition.
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	September 30, 2017	December 31, 2016	Change
Total assets	$2,327.4	$2,254.4	$73.0
Total liabilities	$1,701.1	$1,569.4	$131.7
Total shareholders' equity	$626.3	$685.0	$(58.7)
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets increased $73.0 million driven by a $45.0 million increase in property and equipment, net due to our capital project and maintenance expenditures partially offset by depreciation expense, a $34.8 million increase in investments in affiliates primarily due to the acquired interest of Ocean Downs, a $16.1 million increase in goodwill due to the acquisition of BetAmerica, a $8.5 million increase in other current assets driven primarily by prepaid developer fees, and a $2.5 million increase in all other assets. Partially offsetting these increases were a $20.3 million decrease in intangible assets due to amortization expense partially offset by intangible assets acquired in the acquisition of BetAmerica and a $13.6 million decrease in escrow receivable related to the Calder land sale from the fourth quarter of 2016 and the completion of certain purchases of property and equipment.

•
Total liabilities increased $131.7 million driven by a $202.0 million increase in our total debt balance as we primarily borrowed under our Senior Secured Credit Facility to fund repurchases of common stock, a $16.9 million increase in income taxes payable due to our current year income tax provision, a $11.1 million increase in accrued expenses primarily from an increase in capital expenditures and a $9.8 million increase in all other liabilities. Partially offsetting these increases were a $52.3 million decrease in deferred revenue - all other due to revenue recognition for the 2017 Kentucky Derby and Oaks events, a $34.0 million decrease in the Big Fish Games earnout liability, and a $21.8 million decrease in dividends payable due to payment of annual dividends.

•
Total shareholders’ equity decreased $58.7 million driven by a $179.5 million decrease from repurchases of common stock. Partially offsetting this decrease were a $102.3 million increase in current year net income, a $17.5 million increase from the amortization of stock-based compensation, and a $1.0 million increase of other changes in shareholders' equity.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,
Cash flows from:	2017	2016	Change
Operating activities	$164.2	$189.0	$(24.8)
Investing activities	$(124.6)	$(46.2)	$(78.4)
Financing activities	$(31.7)	$(160.0)	$128.3
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

Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016

•
Cash provided by operating activities decreased $24.8 million driven by a $20.8 million reduction in deferred revenue driven by timing of payments related to the Kentucky Derby and Oaks events and lower Big Fish Games year to date bookings, a $12.2 million increase in other current assets and liabilities due to increased prepaid developer fees as a result of new games for Big Fish Games, and a $9.0 million decrease from other sources. Partially offsetting these decreases was a $17.2 million decrease in Big Fish Games earnout payments in comparison to the prior year.

•
Cash used in investing activities increased $78.4 million driven by $42.5 million in higher capital project expenditures, a $24.0 million equity investment in Ocean Downs, a $23.1 million increase for the acquisition of BetAmerica, and a $2.4 million increase from other investing activities. Partially offsetting these increases was a $13.6 million decrease in receivable from escrow related to the Calder land sale from the fourth quarter of 2016.

•
Cash used in financing activities decreased $128.3 primarily driven by a $230.2 million reduction in the Big Fish Games earnout payment and a $63.7 million increase in net borrowings and repayments under our Senior Secured Credit Facility. Partially offsetting these decreases were a $161.1 million increase in stock repurchases and a $4.5 million increase in other financing sources.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, net of loan origination and debt issuance costs and including premium:

(in millions)	September 30, 2017	December 31, 2016	Change
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2021	$354.0	$135.0	$219.0
Term Loan due 2021	168.7	179.3	(10.6)
Swing line of credit	6.2	13.2	(7.0)
Total Senior Secured Credit Facility	528.9	327.5	201.4
5.375% Senior Unsecured Notes due 2021	600.0	600.0	—
Total debt	1,128.9	927.5	201.4
Current maturities of long-term debt	17.7	14.2	3.5
Total debt, net of current maturities	1,111.2	913.3	197.9
Bond premium and issuance costs, net	(4.9)	(5.8)	0.9
Net debt, net of current maturities	$1,106.3	$907.5	$198.8
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
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 2.5% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.15% to 0.35% of the available aggregate commitment, depending on our total leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings was 3.1% at September 30, 2017 and 2.7% at December 31, 2016.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted

EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of September 30, 2017, we were in compliance with all covenants under the Senior Secured Credit Facility, and we have significant assets pledged as collateral under the Senior Secured Credit Facility. At September 30, 2017, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	7.5 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.3 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.6 to 1	< 3.5 to 1.0
As of September 30, 2017, we had $7.1 million in letter of credit commitments which reduced the total available capacity under the Senior Secured Credit Facility to $132.7 million.
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

Contractual Obligations
Our commitments to make future payments as of September 30, 2017, are estimated as follows:

(in millions)	October 1 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
Big Fish Games earnout	$—	$34.2	$—	$—	$34.2
Big Fish Games deferred payment	—	28.4	—	—	28.4
Senior Secured Credit Facility	—	—	360.2	—	360.2
Interest on Senior Secured Credit Facility(1)	2.8	22.5	12.8	—	38.1
Term Loan	3.5	42.5	122.7	—	168.7
Interest on Term Loan(1)	1.3	9.4	3.9	—	14.6
Senior Unsecured Notes	—	—	600.0	—	600.0
Interest on Senior Unsecured Notes	16.1	64.5	63.1	—	143.7
Operating leases	3.0	17.6	19.1	85.0	124.7
Total	$26.7	$219.1	$1,181.8	$85.0	$1,512.6
(1)    Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the     weighted average borrowing rate of 3.1% which was the rate in place as of September 30, 2017.
On March 27, 2017, the Company amended the Agreement and Plan of Merger associated with the Company's acquisition of Big Fish Games dated as of December 16, 2014, to extend the deferral of the earnout consideration payable and the Big Fish Games' founder deferred payment on December 15, 2017 to January 3, 2018. As of September 30, 2017, the fair value of the Big Fish Games earnout liability was $33.9 million and the fair value of the Big Fish Games deferred payment to the founder was $28.3 million, both of which we expect to pay in 2018.
As of September 30, 2017, we had approximately $3.0 million of unrecognized tax benefits.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends;

•	interest rate and credit risk; and

•	foreign currency exchange risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, online wagering sites and our casual gaming site, downloading our online games and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At September 30, 2017, we had $528.9 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $3.3 million.
Foreign currency exchange risk
We operate internationally and are exposed to foreign currency exchange risk. While the substantial majority of our revenue has been and is expected to continue to be denominated in U.S. dollars, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Due to the relative size of our international operations to date, our foreign currency exposure is not material.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
The following descriptions have been updated or added since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter-horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Grounds") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. On July 13, 2016, the plaintiffs filed their brief with the District Court and Fair Grounds filed its brief on August 12, 2016. A hearing was held at the District Court on September 15, 2016 and the District Court affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal with the Louisiana Fourth Circuit Court of Appeals on December 7, 2016. By Order dated August 23, 2017, the Louisiana Fourth Circuit Court of Appeals dismissed the plaintiffs’ appeal without prejudice because the District Court’s Judgment did not contain the necessary decretal language.  To correct this deficiency, the District Court entered an Amended Judgment on September 19, 2017.  The plaintiffs have advised they intend to appeal the Amended Judgment.
Pennsylvania Advance Deposit Wagering Suit
On September 3, 2016, the Company filed a lawsuit in the Commonwealth Court of Pennsylvania styled Churchill Downs Incorporated and Churchill Downs Technology Initiatives Company v. The Commonwealth of Pennsylvania, acting by and through the Department of Revenue; Eileen H. McNulty, Secretary of Revenue of the Commonwealth of Pennsylvania, and her successors in office; Bruce Beemer, Attorney General of the Commonwealth of Pennsylvania, and his successors in office; The Pennsylvania State Horse Racing Commission; Corinne Sweeney; Thomas J. Ellis; C. Edward Rogers, Jr.; Russell B. Jones Jr.; Michele C. Ruddy, Salvatore M. De Bunda, and Russell C. Redding, in their Official Capacity as Commissioners of the Pennsylvania State Horse Racing Commission, and their successors in office (Docket No. 476 MD 2016) challenging the constitutionality of a Pennsylvania law granting each Pennsylvania racetrack a local monopoly over all wagers placed by telephone or through the Internet by Pennsylvania residents located within a 35-mile radius of the track, as well as requiring out-of-state advance deposit wagering companies to pay initial and annual license fees. On October 30, 2017, the Governor of Pennsylvania signed the gaming bill HB 271 into law, which, among other things, addressed the two issues raised in this lawsuit by removing the 35-mile radius restriction and reducing the annual license fees. The Company expects to file a discontinuance to voluntarily terminate the lawsuit.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the Kentucky Horse Racing Commission (the “KHRC” and, together with the Kentucky racetracks, the “Joint Petitioners”) sought a declaration from the Franklin Circuit Court (the “Court”) that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Court to determine whether operation of historical racing machines that were licensed during the pendency of the litigation constitute pari-mutuel wagering.  A trial date is set for January 8, 2018 to determine whether the games from one of the historical racing machine manufacturers (Encore) are pari-mutuel. Although the Court ordered, on August 24, 2017, that this pending litigation only directly involves the historical racing machine games presently in use, and any future historical racing machine games proposed by the Company would not be included in the pending case, the ruling could impact how we design our future games and could affect the underlying economics and technology of historical racing machines.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
7/1/17-7/31/17	235	$188.01	—	$78.3
8/1/17-8/31/17	47	192.25	—	78.3
9/1/17-9/30/17	212	196.62	—	78.3
Total	494	$192.11	—

(1)
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

November 1, 2017	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

November 1, 2017	/s/ Marcia A. Dall
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