Form 10-K
period 2017-12-31
CHURCHILL DOWNS Inc
filed 2018-02-28
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 22, 2018, 13,508,724 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2017 (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $2,268,953,571.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2018 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Form 10-K filing includes 103 pages, which includes an exhibit index on pages 98-101.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

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
A.    Introduction
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 10,000 gaming positions in eight states, and we are the largest, legal mobile and online platform for betting on horseracing in the United States. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Sale of Big Fish Games, Inc.
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) to sell its mobile gaming subsidiary, Big Fish Games, Inc., a Washington corporation (“Big Fish Games”), to Aristocrat Technologies, Inc., a Nevada corporation (the “Purchaser”), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited ("Aristocrat"), an Australian corporation (the “Big Fish Transaction”). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement. As described in further detail in Part II, Item 8. Financial Statements and Supplemental Data, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying Consolidated Financial Statements and related notes.
B.    Business Segments
During 2017, we managed our operations through five continuing operations segments: Racing, Casino, TwinSpires, Other Investments and Corporate. Due to the Big Fish Transaction, our Big Fish Games segment is now included as a discontinued operation. Financial information about these segments is set forth in Item 8. Financial Statements and Supplemental Data, Note 20 of Notes to Consolidated Financial Statements contained within this report.  Further discussion of financial results by operating segment is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this report.
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
Churchill Downs, Arlington, Fair Grounds, our eleven OTBs in Illinois and twelve OTBs in Louisiana offer year-round simulcast wagering. Gulfstream Park took over operations of Calder’s simulcast wagering beginning July 1, 2014. The OTBs accept wagers on races at the respective racetrack or on races simulcast from other locations.
We generate a significant portion of our pari-mutuel wagering revenue by sending signals of races from our racetracks to other facilities and businesses ("export") and receiving signals from other racetracks ("import"). Revenue is earned through pari-mutuel wagering on signals that we both import and export.
Churchill Downs
Churchill Downs is located in Louisville, Kentucky and is an internationally known thoroughbred racing operation best known as the home of the iconic Kentucky Derby. We have conducted thoroughbred racing continuously at Churchill Downs since 1875. The Kentucky Derby is the longest continuously held annual sporting event in the United States and is the first race of the annual series of races for 3-year old thoroughbreds known as the Triple Crown. Our history of record attendance, increasing wagering and television viewership is attractive to presenting sponsors and contributed to the eighth consecutive year of earnings growth in 2017. We conducted 70 live race days in 2015, 2016 and 2017, and anticipate having 70 live race days in 2018.

In 2002, as part of the financing of improvements to the Churchill Downs facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
The facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a grandstand, luxury suites and a stabling area. The facility accommodates seating for approximately 59,000 patrons in our clubhouse, grandstand, Jockey Club Suites, Starting Gate Suites, Finish Line Suites, Turf Club, Grandstand Terrace, Rooftop Garden and Mansion. We have a saddling paddock, accommodations for groups and special events and parking areas for the public. Our racetrack also has permanent lighting in order to accommodate night races. The stable area has barns sufficient to accommodate approximately 1,400 horses and a 114-room dormitory for backstretch personnel. The Churchill Downs facility also includes a simulcast wagering facility.
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
During the second quarter of 2017, we completed our $16.0 million renovation to modernize 95,000 square feet of the second floor clubhouse. The second floor clubhouse now features more than 220 flat-screen televisions, three new themed bars, 60 wagering windows and 40 self-serve betting machines.
We have two projects currently underway at Churchill Downs. We expect to complete in the second quarter of 2018 our $37.0 million capital project that will deliver more than 1,800 new seats for the 2018 Kentucky Derby through the addition of 36 new luxury starting gate suites and interior dining tables. In October 2017, we unveiled a $32.0 million project to improve the parking and transportation experience for guests traveling to the Kentucky Derby. The project will feature a significantly enlarged, highly-efficient bus depot and additional transportation infrastructure that will also enhance the overall traffic and parking flow for our guests. Phase 1 is scheduled to be completed prior to the start of the 2018 Spring Meet in April 2018. The second phase will begin after the 144th running of the Kentucky Derby on May 5, 2018 and will be completed prior to the 2018 Breeders' Cup World Championships on November 2-3, 2018.
We also provide additional stabling and training facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track approximately five miles from the racetrack facility.
Arlington
The Arlington racetrack is located in Arlington Heights, Illinois and is a thoroughbred racing operation with eleven OTBs. The Arlington racetrack hosts a significant stakes race, the Arlington Million. We conducted 77 live race days in 2015, 74 in 2016 and 71 in 2017. We anticipate having 71 live race days in 2018.
The racetrack sits on 336 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes a clubhouse, grandstand and suite seating for approximately 7,500 persons, and food and beverage facilities. The stable area can accommodate approximately 2,200 horses and has approximately 550 rooms of temporary housing.
Fair Grounds
The Fair Grounds racetrack is located in New Orleans, Louisiana and is a racing operation with twelve OTBs in Louisiana. The Fair Grounds racetrack hosts a significant stakes race, the Louisiana Derby. We conducted 83 thoroughbred live race days in 2015, 78 in 2016 and 83 in 2017. We anticipate having 81 thoroughbred live race days in 2018. We conducted 12 quarter horse live race days in 2015, 10 in 2016 and 10 in 2017. We anticipate having 10 quarter horse live race days in 2018.
The Fair Grounds facility consists of approximately 145 acres of land, a one-mile dirt track, a seven-eighths (7/8) mile turf track, a grandstand and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people.
Calder
Calder is located in Miami Gardens, Florida and is adjacent to Hard Rock Stadium, home of the Miami Dolphins. Calder is a thoroughbred racing facility that consists of approximately 170 acres of land with a one-mile dirt track, 7/8-mile turf track, barns and stabling facilities.

We have an agreement with TSG that expires on December 31, 2020 under which we permit TSG to operate and manage Calder’s racetrack and certain other racing and training facilities and to provide live horseracing under Calder’s racing permits. During the term of the agreement, TSG pays Calder a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
Based on our assessment of potential alternative uses of the Calder property, we razed the barns that were not associated with the TSG agreement and commenced the demolition of the grandstand and certain ancillary facilities. The Company recognized Calder exit costs of $0.8 million in 2017, $2.5 million in 2016, and $13.9 million in 2015 related to demolition costs for the removal of the grandstand. The Calder exit costs recognized in 2015 included a non-cash impairment charge of $12.7 million to reduce the net book value of the grandstand assets to zero.
On November 8, 2016, we completed the sale of 61 acres of excess, undeveloped land at Calder for which we received total proceeds of $25.6 million.
Casino Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 10,000 gaming positions located in eight states. We own five casinos (Oxford Casino, Riverwalk Casino, Harlow’s Casino, Calder Casino and Fair Grounds Slots and Video Services, LLC) and three hotels (Oxford, Riverwalk and Harlow’s). In addition, we have a 50% equity investment in Miami Valley Gaming, LLC ("MVG"), a 25% equity investment in Saratoga Casino Holdings LLC ("SCH"), a 25% equity investment in Saratoga Casino Black Hawk, and an effective 62.5% equity investment in The Casino at Ocean Downs, which we purchased in January 2017. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
Oxford
Our Oxford Casino ("Oxford") is located in Oxford, Maine. Oxford is a 27,000 square-foot casino with approximately 970 slot machines, 28 table games and two dining facilities on approximately 97 acres of land.
During the fourth quarter of 2017, we opened a new attached $25.0 million hotel at Oxford, featuring over 100 new guest rooms and suites, as well as additional dining options, and an expanded gaming floor.
Riverwalk
Our Riverwalk Casino ("Riverwalk") is located in Vicksburg, Mississippi. Riverwalk is a 25,000 square-foot casino with approximately 650 slot machines, 15 table games, a five-story 80-room attached hotel and two dining facilities on approximately 22 acres of land.
Harlow’s
Our Harlow’s Casino ("Harlow’s") is located in Greenville, Mississippi. Harlow’s is a 33,000 square-foot casino with approximately 730 slot machines, 15 table games, a 105-room attached hotel, a 5,600 square-foot multi-functional event center and four dining facilities. Harlow’s is located on approximately 84 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi.
Calder
Our Calder Casino ("Calder Casino") is located in Miami Gardens, Florida near Hard Rock Stadium and is adjacent to Calder Race Course. Calder Casino is a 106,000 square-foot facility with approximately 1,090 slot machines and two dining facilities on a single-level.
Fair Grounds Slots and Video Services, LLC
Fair Grounds Slots is located in New Orleans, Louisiana adjacent to Fair Grounds Race Course. Fair Grounds Slots is a 33,000 square-foot slot facility that operates approximately 620 slot machines with two concession areas, a bar, a simulcast facility and other amenities for slots and pari-mutuel wagering patrons. Video Services, LLC ("VSI") is the owner and operator of approximately 820 video poker machines in ten OTBs in Louisiana.
Miami Valley Gaming Equity Investment
We have a 50% equity investment in MVG which owns a video lottery terminal ("VLT") facility and harness racetrack on 120 acres in Lebanon, Ohio, which opened on December 12, 2013. MVG is a 186,000 square-foot facility with approximately 1,830 VLTs, a racing simulcast center, a 5/8- mile harness racetrack and four dining facilities. MVG conducted 89 days of live harness racing in 2015, 86 days of live harness racing in 2016 and 87 days of live harness racing in 2017. MVG expects to conduct 87 days of live harness racing in 2018.

Saratoga Casino Holdings LLC Equity Investment
On October 2, 2015, we completed the acquisition of a 25% equity investment in SCH, which owns Saratoga Casino and Raceway ("Saratoga's New York facility") in Saratoga Springs, New York, for $24.5 million from Saratoga Harness Racing, Inc. ("SHRI"). Saratoga's New York facility has a casino with approximately 1,700 VLT machines, a 1/2-mile harness racetrack with a racing simulcast center, a 117-room hotel, a 3,000 square-foot multi-functional event space and five dining facilities. Saratoga's New York facility has a 50% interest in a joint venture with Delaware North Companies Gaming & Entertainment Inc. to manage the Gideon Putnam Hotel and Resort. We also signed a five-year management agreement with SCH to manage Saratoga's New York facility for which we receive management fee revenue.
Saratoga's New York facility conducted 170 live harness race days in 2015, 169 days in 2016 and 170 days in 2017. Saratoga's New York facility expects to conduct 170 days of live harness racing in 2018.
On November 21, 2016, we completed the acquisition of a 25% equity investment in Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga's Colorado facility") from SHRI. Saratoga's Colorado facility has a casino with approximately 460 slot machines, nine table games, three lounges and two dining facilities.
Our equity gain or loss from Saratoga's New York facility and Saratoga's Colorado facility are reported as Saratoga (collectively, "Saratoga").
Ocean Downs Equity Investment
On January 3, 2017, we acquired a 50% equity interest in Ocean Enterprise 589 LLC, Ocean Downs LLC and Racing Services LLC (collectively, “Ocean Downs”). SCH owns the remaining 50% of Ocean Downs, and with the Company's 25% interest in SCH, we own an effective 62.5% interest in Ocean Downs. Since both the Company and SCH have participating rights and both must consent to Ocean Downs' operating, investing and financing decisions, the Company accounts for Ocean Downs using the equity method of accounting.
Ocean Downs, located near Ocean City, Maryland, owns and operates VLTs and table games at the Casino at Ocean Downs and conducts harness racing at Ocean Downs Racetrack. The Casino at Ocean Downs added 100 VLTs and table games in December 2017. Including this expansion, the Casino at Ocean Downs now has approximately 600 VLTs, 10 table games and two dining facilities. The racetrack at Ocean Downs conducted 48 live harness race days in 2015, 47 days in 2016 and 47 days in 2017. The racetrack at Ocean Downs expects to conduct 48 days of live harness racing in 2018.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, and Bloodstock Research Information Services ("BRIS"). On April 24, 2017, we acquired certain assets of BAM Software and Services, LLC ("BetAmerica"), which also is included in our TwinSpires segment.
TwinSpires.com is headquartered in Louisville, Kentucky and operates our mobile and online wagering business, which is our platform for betting on horseracing. We are the largest legal mobile and online wagering platform in the U.S. TwinSpires accepts pari-mutuel wagers from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device (through a browser or the TwinSpires.com mobile app) or through the Internet at www.twinspires.com. Our business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. We offer our customers streaming video of live horse races, as well as replays, and an assortment of racing and handicapping information. In addition, we provide technology services to third parties, and we earn commissions from white label advance deposit wagering products and services. Under these arrangements, we typically provide an advance deposit wagering platform and related operational services while the third party typically provides a brand name, marketing and limited customer functions. We believe that TwinSpires.com is a key component to our growth, and our gaming platform positions us to be a continued market leader in online gaming.
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
Bluff, which operated a multimedia poker periodical and maintained a comprehensive online poker database, was previously included in the TwinSpires segment but has ceased all operations.

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
Other
In June 2017, we announced Churchill Downs is investing $60.0 million to construct an 85,000 square-foot, state-of-the-art historical racing machine facility in Louisville, Kentucky called Derby City Gaming, which we expect to open in the second half of 2018. Derby City Gaming will operate under our Churchill Downs pari-mutuel racing license.
In September 2017, we announced a partnership with Keeneland Association, Inc. to propose the construction of two new racing facilities to be located in Corbin, Kentucky and Oak Grove, Kentucky. The proposed facilities will feature live horse racing and historical racing machines. In partnership with Keeneland, we are working closely with the Tourism, Arts and Heritage Cabinet of the Kentucky Department of Tourism and other state and local officials on incentives and necessary infrastructure improvements to bring Corbin and Oak Grove facilities to fruition. The construction of each proposed facility is contingent on receipt of an initial pari-mutuel racing license by the Kentucky Horse Racing Commission. The Company and Keeneland each filed applications with the Kentucky Horse Racing Commission on September 15, 2017.
Corporate Segment
Our Corporate segment includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
Big Fish Games Segment
Big Fish Games is a global producer and distributor of social casino, casual and mid-core free-to-play and premium paid games for PC, Mac and mobile devices. Big Fish Games is headquartered in Seattle, Washington and has a studio location in Oakland, California, with approximately 700 employees. On November 29, 2017, we entered into the Stock Purchase Agreement to sell Big Fish Games to the Purchaser. On January 9, 2018, we closed the Big Fish Transaction, at which time Big Fish Games ceased to be an operating segment of the Company.
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
Racing
In 2017, approximately 37,000 thoroughbred horse races were conducted in the United States. Of these races, we hosted approximately 2,200 races, or 5.9% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing and purse sizes. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Over 89 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through mobile and online wagering channels. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs, casinos and via our mobile and online wagering business.
Churchill Downs
Churchill Downs faces competition from freestanding casinos and racetracks that are combined with casinos ("racinos") in Indiana, West Virginia and Ohio. In Indiana, these casinos include Horseshoe Indiana, in Elizabeth, Indiana; Belterra Casino in Florence, Indiana and French Lick Resort in French Lick, Indiana. In Indiana, there are two racinos: Hoosier Park which operates 2,000 slot machines, and Indiana Grand Racing & Casino, which operates 2,200 slot machines. In West Virginia, there are two racinos: Hollywood Casino at Charles Town Races and Mountaineer Casino Racetrack and Resort. In Ohio, seven racetracks offer VLT facilities.
In New York, Aqueduct Racetrack has a gaming facility with more than 6,000 VLTs and electronic table games. As a result of the addition of gaming activities, New York purse payments at each of the three largest New York racetracks, Aqueduct Racetrack, Belmont Park and Saratoga Racetrack, were greatly enhanced compared to historical levels.
These developments may result in Indiana, Ohio and New York racetracks attracting horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters that, in turn, may have a negative effect on handle.
Arlington
Arlington competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Race Course, there are ten riverboat casino operations that attract the Chicago market, including Rivers Casino, in Des Plaines, Illinois. Additionally, Native American gaming operations in Wisconsin may also adversely affect Arlington.
The Video Gaming Act was enacted in July 2009, authorizing the placement of up to five video gaming terminals ("VGTs") in licensed retail establishments, truck stops, and veteran and fraternal establishments. There are currently over 28,000 VGTs distributed among more than 6,000 establishments throughout Illinois.
Fair Grounds
Fair Grounds competes in Louisiana in both thoroughbred and quarter horse racing with Louisiana Downs, Evangeline Downs, Harrah's Louisiana Downs and Delta Downs as well as with other southern state racetracks, including Gulfstream Park in Florida and Oaklawn Park in Arkansas.
Casinos
Oxford
Oxford competes with Hollywood Casino in Bangor, Maine. Oxford also competes with Plainridge Park Casino in Plainville, Massachusetts, which opened in June 2015. MGM Springfield in Springfield, Massachusetts is scheduled to open in September 2018 and Wynn Boston Harbor also in Boston, Massachusetts is expected to open in 2019.
Riverwalk
Riverwalk competes in the Vicksburg, Mississippi area and is one of five casinos in the local market. Our principal local competitors are Ameristar Casino, Lady Luck Casino, DiamondJacks and WaterView Casino & Hotel. In addition, Riverwalk faces regional competition from Magnolia Bluff Casino and the Pearl River Resort in Mississippi.
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
Calder Casino
Calder Casino competes with seven pari-mutuel casinos as well as four Native American-owned casinos, all of which are located in Miami-Dade or Broward County, Florida. We also face competition from a large number of cruise ship operators in Miami and Ft. Lauderdale. Native American casinos offer a variety of table games and are taxed at lower rates and, therefore, are generally able to spend more money marketing their facilities to consumers.
Fair Grounds Slots and Video Services, LLC
Fair Grounds Slots competes in the New Orleans, Louisiana area with two riverboat casinos and Harrah’s, which is the largest, closest and only land-based casino competitor to Fair Grounds Slots. Fair Grounds Slots faces significant gambling competition along the Mississippi Gulf Coast. Fair Grounds Slots and VSI also compete with video poker operations located at various OTBs, truck stops and restaurants in the area. In 2015, Fair Grounds Slots was adversely impacted by a smoking ban in Orleans Parish which increased competition from properties outside of Orleans Parish.
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
Ocean Downs
Ocean Downs competes with Harrington Raceway & Casino, in Harrington, Delaware, which has slot machines, table games, simulcasting and live racing. Ocean Downs also faces competition from Dover Downs Hotel and Casino, in Dover, Delaware, which offers slot machines, table games, hotel accommodations and a spa facility.
TwinSpires
TwinSpires.com competes with other mobile and online wagering businesses for both customers and racing content, and it also competes with online gaming sites. Our competitors include Betfair Limited (d/b/a TVG), The Stronach Group (d/b/a XpressBet), Premier Turf Club, AmWest Entertainment, The New York Racing Association (d/b/a NYRA Rewards), Connecticut OTB, Penn National Gaming Inc. and Racing2Day LLC.
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
Federal Regulations
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We believe the Tax Act will have a positive impact on our business.
In September 2017, the U.S. Treasury Department and the Internal Revenue Service ("IRS") announced modernized regulations regarding withholding and reporting of pari-mutuel proceeds. Specifically, under the new regulations, when determining an amount to be reported or withheld for taxes, the IRS will consider a bettor’s entire investment in a single pari-mutuel pool instead of only the amount wagered on a winning result. We have implemented the regulations and believe the new regulations will have a positive impact on our business.
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
Illinois
In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the Illinois Racing Board ("IRB"). In September 2017, the IRB appointed Arlington the dark host track in Illinois for 60 simulcast host days during 2018, a decrease of 1 day compared to 2017.  In addition, Arlington was awarded 155 live host days for 2018, an increase of 1 day as compared to 2017.  In total, Arlington was awarded 215 live and dark host days in 2018, which is the same as compared to 2017.
On May 26, 2016, the Illinois legislature passed a bill to reauthorize advance deposit wagering though December 31, 2018 and continued incremental surcharges on winning wagers.
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
With the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted quarter horseracing at Fair Grounds for 10 days in 2015, 10 days in 2016 and 10 days in 2017. We expect to conduct quarter horseracing for 10 days in 2018.
In March 2016, during a special session held to address Louisiana’s budget deficit, legislation was passed which temporarily removed the sales tax exemption Fair Grounds qualified for as a pari-mutuel. From April 1, 2016 through June 30, 2016, Fair Grounds paid the statutory state tax of 4% on all purchases related to racing operations. Effective July 1, 2016 through June 30, 2018, Fair Grounds is required to pay a 2% state tax on purchases related to racing operations. During the same special session, the Louisiana Legislature also added another one percent to the state tax base until July 1, 2018. The sales tax exemption is scheduled to be reinstated July 1, 2018.  The legislation is expected to have an adverse impact on our business.
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
Potential Seminole Compact and Potential Decoupling in Florida
In December 2015, Florida’s Governor signed a twenty-year Seminole Compact with the Seminole Tribe preserving the Seminole Tribe's geographic exclusivity and right to exclusively operate blackjack, craps and roulette games and providing the state with an expected $3.0 billion in additional state revenue over a seven-year period beginning in 2017. The Seminole Compact addresses other issues such as the potential for pari-mutuel operations to add blackjack in a limited fashion as well as the potential for expanded licenses in Palm Beach and Miami-Dade counties.
In November 2017, legislation was filed that would allow pari-mutuel facilities in Miami-Dade and Broward counties to decouple their pari-mutuel and gaming operations. If a pari-mutuel facility elects to decouple, the pari-mutuel facility must pay an amount equal to the lesser of $2.0 million or three percent of its slot machine revenues. A pari-mutuel facility may offset these payments, if prior to the effective date of the legislation, the pari-mutuel facility is making purse and award supplement payments in accordance with existing statutory requirements. The bill provides for a five percent tax reduction on slot machine revenues in 2019 and another five percent reduction in 2020, but if in any year going forward the aggregate amount of tax paid to the state by slot machine licensees is less than the amount paid in fiscal year 2017-2018, the licensee that paid less in that year than it did in 2017-2018 must pay a surcharge equal to the amount of taxes paid by the licensee in 2017-2018. The legislation also makes it clear that designated player games are not a banked game and establishes rules around the operation of such games. The issue is still pending before the legislature.
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
In November 2017, a citizen’s initiative was defeated, which would have permitted the construction of a casino in York County.
Maryland
In April 2017, Maryland's Governor signed a law allowing casinos in Allegany and Worcester counties to qualify for a 10% gaming tax reduction on slot machine revenue effective July 1, 2017. In order to qualify for the gaming tax reduction, casinos must purchase or acquire the right to lease all of their VLTs prior to January 1, 2019. As of August 1, 2017, we purchased or acquired the right to lease all of our VLTs and have realized an effective 10% gaming tax reduction from August 1, 2017 forward under this new law.
Under pre-April 2017 Maryland law, Ocean Downs would be required to spend $1.5 million on racing-related capital maintenance and expenditures in order to qualify for a matching grant from the state. In April 2017, legislation was signed into law to lower the required spend on racing-related capital maintenance and expenditures to qualify for matching state funds to $0.3 million. This legislation has had and we believe will continue to have a positive impact on our business.
Also in April 2017, legislation was signed into law to allow a VLT licensee to reduce the following day's proceeds by the amount of money returned to players that exceeds the amount bet through VLTs or table games on a given day, thereby reducing the taxes owed by the VLT licensee. This legislation has had and we believe will continue to have a positive impact on our business.
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
Ohio
Video Lottery was introduced in the State of Ohio in 2012 when the Governor of Ohio signed Executive Order 2011-22K, which authorized the Ohio Lottery Commission (the "OLC") to amend and adopt rules necessary to implement a video lottery program at Ohio’s seven horse racing facilities. The ownership and operation of VLT facilities in the State of Ohio is subject to extensive state and local regulation. The laws, regulations and supervisory procedures of the OLC include: 1) regulating the licensing of video lottery sales agents, key gaming employees and VLT manufacturers; 2) collecting and disbursing VLT revenue; and 3) maintaining compliance in regulatory matters. Changes in Ohio laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Ohio gaming operations. The failure to comply with the rules and regulations of the OLC could have a material adverse impact on our business.
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
During 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and seek an amendment to the state constitution that would authorize such gaming and, during 2013, New York voters approved a constitutional amendment authorizing up to seven casinos in the state. As of December 31, 2017, New York had awarded four of the seven casino licenses. After a 7-year exclusivity period, the state may award additional licenses. An expansion of gaming in New York includes incentives for the horse racing industry. At this time, it is not possible to determine the impact casino gaming could have on our business.
Potential New York Racino Legislation
In January 2018, New York's Governor released his proposed 2018-2019 budget, which included the removal of the statutory hold-harmless provision for tax parity between newly opened casinos and previously existing racinos. The issue is pending before the legislature. If this legislation is approved, we believe it would increase our taxes and have a negative impact on our business.
Potential New York Interactive Gaming Legislation
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
Pennsylvania
On October 30, 2017, the Governor signed legislation (House Bill 271) that will expand gaming in the state, including authorizing interactive gaming. Under the terms of the legislation, Category 1, 2 and 3 casino licensees qualify for an interactive gaming license. Three categories of interactive gaming licenses are available: poker, slot and table games. Each casino licensee has the opportunity to receive any or all of the three categories of licenses for an initial period of five years. If a casino licensee applies for an interactive gaming license within the first ninety days, the casino must apply for all three categories of licenses for a total fee of $10.0 million. If a casino applies during the ninety to one hundred and twenty day time period, the casino may apply for one or more categories of licenses for a fee of $4.0 million each. If, at the end of the one hundred and twenty day period, there are remaining interactive gaming licenses, a qualified gaming entity licensed in any jurisdiction may apply for one or more of the available licenses. A tax rate of 52% of gross interactive gaming revenue (“GIGR”) on slots and 14% of GIGR on poker and table games was established. There is an additional 2% tax of daily GIGR for local revenue share payments.
The legislation also removed previous statutory language which provided each Pennsylvania racetrack a local monopoly over all telephone or Internet wagers on horse racing from Pennsylvania residents located within a 35 mile radius of such racetrack. The legislation also lowered the initial license fee for advance depositing wagering operators from $500,000 to $50,000 and lowered the annual ongoing license fee from $100,000 to $10,000.
We believe this legislation may have a positive impact on business operations.
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
In the ordinary course of our business, we may receive notices from regulatory agencies regarding our compliance with CAFO regulations that may require remediation at our facilities. On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds. We are currently in discussions with the EPA regarding potential remedial actions relating to alleged CAFO non-compliance at Fair Grounds and expect to incur certain capital expenditures to upgrade these facilities to resolve this issue.
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
G.    Employees
As of December 31, 2017, we employed approximately 4,300 full-time and part-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year.
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

Lower consumer confidence or reductions in consumers’ discretionary spending could result in fewer patrons spending money at our racetracks, gaming and wagering facilities and our online wagering sites and could reduce consumer spending.
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
A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers
The integrity of the horseracing, casino gaming and pari-mutuel wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, the necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A loss of confidence in the fairness of our industries could have a material adverse impact on our business.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully grow our business could be harmed
We believe that our success depends in part on our highly-skilled employee base, and our ability to hire, develop, motivate and retain highly qualified and skilled employees throughout our organization. If we do not successfully hire, develop, motivate and retain highly qualified and skilled employees, it is likely that we could experience significant disruptions in our operations and our ability to develop and successfully grow our business could be impaired, which could harm our business.
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
We are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we own or operate (or previously owned or operated) or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. If we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions. For instance, we are currently in discussions with the EPA regarding potential remedial actions relating to alleged CAFO non-compliance at Fair Grounds and expect to incur certain capital expenditures to upgrade these facilities to resolve this issue.
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
Our mobile and online wagering and brick-and-mortar casino businesses depend upon our communications hardware and our computer hardware. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage; however, certain risks still exist. Our systems also remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist cyber-attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Interruptions in our services or a breach of customers’ secure data could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff which, in turn, could delay our introduction of new features and services on our websites and in our games. We have property and business interruption insurance covering damage or interruption of our systems; however, this insurance might not be sufficient to compensate us for all losses that may occur.
We have “all risk” property insurance coverage for our operating properties which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism); however, each policy has certain exclusions. Our level of property insurance coverage, which is subject to policy maximum limits, may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.
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
We perform financial, operational and legal diligence on the businesses we purchase; however, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate them successfully and integrate them into our existing operations. In any acquisition we make, we face risks that include the following:

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
The legalization of online real money gaming in the United States and our ability to predict and capitalize on any such legalization may impact our business
Nevada, Delaware, New Jersey and Pennsylvania have enacted legislation to legalize online real money gaming. In recent years, California, Mississippi, Hawaii, Massachusetts, Iowa, Illinois, New York, Washington D.C. and West Virginia have considered such legislation. If a large number of additional states or the Federal government enact online real money gaming legislation and we are unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, our future growth in real money gaming could be materially impaired.
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
In the online real money gaming industry, a significant “first mover” advantage exists. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so (“move first”) could materially impair our ability to grow in the online real money gaming space. We may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each state and at the Federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online real money gaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online real money gaming offerings in such jurisdictions which could have a material adverse impact on our business.
Our business may be adversely affected by the number of people attending and wagering on live horse races
Our Racing segment is dependent upon the number of people attending and wagering on live horse races at our racetracks and our TwinSpires segment is dependent on wagering on live horse races at our racetracks and third-party racetracks.  According to industry sources, pari-mutuel handle on average declined 2% per year from 2008 to 2017 due to a number of factors, including increased competition from other wagering and entertainment alternatives.  From 2014 to 2017, pari-mutuel handle on horse

racing has been relatively stable with average annual growth of 1%.   If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Racing segment and our TwinSpires segment.  If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
We may not be able to respond to rapid technological changes in a timely manner which may cause customer dissatisfaction
Casino and TwinSpires segments are characterized by the rapid development of new technologies and continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network; however, we may not be able to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
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
Some of our businesses are based upon the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented and other technologies and trade secrets that we use to develop and market our businesses. We rely on trademark, copyright and patent law, trade secret protection and contracts to protect our intellectual property rights. If we are not successful in protecting these rights, the value of our brands and our business could be adversely impacted.
Competitors may devise new methods of competing with us which may not be covered by our patents or patent applications. Our patent applications may not be approved, the patents we have may not adequately protect our intellectual property or ongoing business strategies and our patents may be challenged by third parties or found to be invalid or unenforceable.
Effective trademark, service mark, copyright and trade secret protection may not be available in every country. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States; therefore, we may be unable to protect our intellectual property and proprietary technologies adequately against unauthorized copying or use in certain jurisdictions.
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
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor; however, such measures cannot provide absolute security.
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
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In our business, customers occasionally seek to reverse online gaming losses through chargebacks. We place great emphasis on control procedures to protect from chargebacks; however, these control procedures may not be sufficient to protect us from adverse effects on our business or results of operations.
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
We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenue for race purses and capital improvements. Churchill Downs and Arlington have experienced heightened competition from racinos in Indiana, Pennsylvania, Delaware and West Virginia whose purses are supplemented by gaming revenue. The opening of the Genting New York Resort at Aqueduct racetrack has enhanced the purse structure at New York racetracks as compared to historical levels. In February 2017, the Rivers Casino & Resort Schenectady opened in New York. Competition from these facilities could harm our ability to attract full fields, which could have a material adverse impact on our business.
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
From time to time, the Thoroughbred Owners of California, the Horsemen’s Group representing horsemen in California, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”), which represents horsemen in Florida, and the Kentucky Horsemen’s Benevolent and Protective Association have withheld their consent to send or receive racing signals among racetracks. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could have a material adverse impact on our business.
We also have written agreements with the Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana and Florida. Florida law requires Calder Casino to have an agreement with the FHBPA governing the contribution of a portion of revenue from slot machine gaming to purses on live thoroughbred races conducted by TSG at Calder and an agreement with the Florida Thoroughbred Breeders and Owners Association governing the contribution of a portion of revenue from slot machine gaming to breeders’ stallion and special racing awards on live thoroughbred races conducted by TSG at Calder before Calder can receive a license to conduct slot machine gaming.

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
Horseracing is an inherently dangerous sport and our racetracks are subject to personal injury litigation
Personal injuries to jockeys may occur during races or daily workouts. We carry jockey accident insurance at each of our racetracks to cover such injuries; however, there are certain exclusions to our insurance coverage, and we are still subject to litigation from injured participants. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results may be affected by the outcome of litigation, as this litigation could be costly and time consuming and could divert our management and key personnel from our business operations.
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
Our racing business faces significant competition, and we expect competition levels to increase
All of our racetracks face competition from a variety of sources, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, VLTs, state-sponsored lotteries and other forms of legalized and non-legalized gaming in the U.S. and other jurisdictions.
All of our racetracks face competition in the simulcast market. In 2017, approximately 37,000 thoroughbred horse races were conducted in the United States. We hosted approximately 2,200 races, or about 5.9% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines at racetracks with mandatory purse contributions.
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

Our racing operations are highly regulated, and changes in the regulatory environment could adversely affect our business
Our racing business is subject to extensive state and local regulation, and we depend on continued state approval of legalized gaming in states where we operate. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including authorities in Kentucky, Illinois, Louisiana, Florida, Ohio, Maryland and New York. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks. However, we may be unable to maintain our existing licenses. The failure to attain such licenses in the future or the loss of or material change in our racing business licenses, registrations, permits or approvals may materially limit the number of races we conduct, and could have a material adverse impact on our business.
In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. In Illinois, the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenue generated during periods when no racetrack is conducting live races. Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering. Should Arlington cease to be a “host track”, the loss of hosting revenue could have an adverse impact on our business. Arlington is statutorily entitled to recapture as revenue monies that are otherwise payable to Arlington’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and a reduction or elimination of any of these revenue sources could have an adverse impact on our business.
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
Risks Related to Our Casino Business
Our casino business faces significant competition from brick-and-mortar casinos and other gaming and entertainment alternatives, and we expect competition levels to increase
Our casinos operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. Our casino operations face competition from Native American casinos, VLTs, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. Increased competition in the New York area could provide additional competitive pressure. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries or other competitors which may adversely affect our ability to compete effectively with them. Legislators in Florida continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current gaming taxation structure. Should such legislation be enacted, it could have a material adverse impact on our business.
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
Risks Related to Our TwinSpires Business
Our mobile and online wagering business is highly regulated and changes in the regulatory environment could adversely affect our business
TwinSpires.com, our mobile and online wagering business, accepts advance deposit wagers from customers of certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the Internet. The mobile and online wagering business is heavily regulated, and laws governing advance deposit wagering vary from state to state. Some states have expressly authorized advance deposit wagering by residents, some states have expressly prohibited pari-mutuel wagering and/or advance deposit wagering and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited residents of the state from placing wagers through advance deposit wagering hubs located in different states. We believe that a mobile and online wagering business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to advance deposit wagering businesses in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state gaming laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a different manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate advance deposit wagering.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own the following real property:

•	Arlington International Race Course in Arlington Heights, IL

•	Oxford Casino in Oxford, ME

•	Riverwalk Casino in Vicksburg, MS

•	Calder Casino in Miami Gardens, FL

•	Fair Grounds Slots and VSI and Fair Grounds Race Course in New Orleans, LA
We lease the following facilities:

•	Churchill Downs Racetrack in Louisville, KY

•	Arlington - We lease ten OTBs in Illinois.

•	Fair Grounds - We lease ten OTBs in Louisiana.

•	Harlow's Casino in Greenville, MS - We lease the land on which the casino is located.

•	TwinSpires.com and Bloodstock Research Information Services in Lexington, KY

•	United Tote in Louisville, KY; San Diego, CA and Portland, OR

•	Corporate and TwinSpires headquarters in Louisville, KY
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
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds. We are currently in discussions with the EPA regarding potential remedial actions relating to alleged CAFO non-compliance at Fair Grounds and expect to incur certain capital expenditures to upgrade these facilities to resolve this issue.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter-horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Ground Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds Defendants filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action

in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. On July 13, 2016, the plaintiffs filed their brief with the District Court and Fair Grounds Defendants filed its brief on August 12, 2016. A hearing was held at the District Court on September 15, 2016 and the District Court affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal with the Louisiana Fourth Circuit Court of Appeals on December 7, 2016. By Order dated August 23, 2017, the Louisiana Fourth Circuit Court of Appeals dismissed the plaintiffs’ appeal without prejudice because the District Court’s Judgment did not contain the necessary decretal language.  To correct this deficiency, the District Court entered an Amended Judgment on September 19, 2017.  On December 11, 2017, the plaintiffs appealed the Amended Judgment to the Louisiana Fourth Circuit Court of Appeals, which has not yet issued a ruling.
Pennsylvania Advance Deposit Wagering Suit
On September 3, 2016, the Company filed a lawsuit in the Commonwealth Court of Pennsylvania styled Churchill Downs Incorporated and Churchill Downs Technology Initiatives Company v. The Commonwealth of Pennsylvania, acting by and through the Department of Revenue; Eileen H. McNulty, Secretary of Revenue of the Commonwealth of Pennsylvania, and her successors in office; Bruce Beemer, Attorney General of the Commonwealth of Pennsylvania, and his successors in office; The Pennsylvania State Horse Racing Commission; Corinne Sweeney; Thomas J. Ellis; C. Edward Rogers, Jr.; Russell B. Jones Jr.; Michele C. Ruddy, Salvatore M. De Bunda, and Russell C. Redding, in their Official Capacity as Commissioners of the Pennsylvania State Horse Racing Commission, and their successors in office (Docket No. 476 MD 2016) challenging the constitutionality of a Pennsylvania law granting each Pennsylvania racetrack a local monopoly over all wagers placed by telephone or through the Internet by Pennsylvania residents located within a 35-mile radius of the track, as well as requiring out-of-state advance deposit wagering companies to pay initial and annual license fees. On October 30, 2017, the Governor of Pennsylvania signed the gaming bill HB 271 into law, which, among other things, addressed the two issues raised in this lawsuit by removing the 35-mile radius restriction and reducing the annual license fees. Given gaming bill HB 271 achieved all goals of the lawsuit, the Company filed a discontinuance to voluntarily terminate the lawsuit on November 6, 2017 and the lawsuit was discontinued on November 8, 2017.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the Kentucky Horse Racing Commission (the “KHRC” and, together with the Kentucky racetracks, the “Joint Petitioners”) sought a declaration from the Franklin Circuit Court (the “Court”) that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Court to determine whether operation of historical racing machines that were licensed during the pendency of the litigation constitute pari-mutuel wagering.  The Court held a trial during the week of January 8, 2018 to determine whether the games from one of the historical racing machine manufacturers (Encore) are pari-mutuel, and the Court set a post-trial briefing schedule for the parties. The Court is expected to render a decision during the second or third quarter of 2018.  Although the Court ordered, on August 24, 2017, that this pending litigation only directly involves the historical racing machine games presently in use, and any future historical racing machine games proposed by the Company would not be included in the pending case, the ruling could impact how we design our future games and could affect the underlying economics and technology of historical racing machines.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 16, 2018, there were approximately 2,760 shareholders of record.
The following table sets forth the high and low closing sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2017		2016
Quarter Ended	High	Low	High	Low
First Quarter	$160.00	$141.00	$148.18	$121.56
Second Quarter	$186.05	$154.60	$149.05	$118.76
Third Quarter	$208.55	$178.85	$151.48	$121.75
Fourth Quarter	$239.50	$204.25	$157.15	$131.70
Dividends
Since joining the NASDAQ exchange in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $1.52 in December 2017, which was paid in January 2018, and we declared a dividend of $1.32 in December of 2016, which was paid in January 2017.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
10/1/17-10/31/2017	978	$208.30	—	$78.3
11/1/17-11/30/2017	48	$213.45	—	78.3
12/1/17-12/31/2017	41,246	$232.70	—	78.3
Total	42,272	$232.11	—

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
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Common Stock compared to the S&P 500 Index and the Russell 2000 Index. We consider the Russell 2000 Index to be our most comparable industry peer group index.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Churchill Downs Inc.	$100.00	$136.26	$146.35	$219.00	$234.87	$365.63
Russell 2000 Index	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In millions, except per common share data)	2017(a)(b)	2016(b)(c)	2015(b)	2014(b)	2013(d)
Operations:
Net revenue	$882.6	$822.4	$798.6	$798.3	$779.0
Operating income	$145.7	$172.5	$126.3	$103.4	$90.1

Income from continuing operations, net of tax	$122.4	$96.7	$70.8	$56.9	$55.0
Income (loss) from discontinued operations, net of tax	18.1	11.4	(5.6)	(10.5)	(0.1)
Net income	$140.5	$108.1	$65.2	$46.4	$54.9

Net income from continuing operations per common share:
Basic	$7.76	$5.83	$4.08	$3.28	$3.13
Diluted	$7.64	$5.74	$4.03	$3.24	$3.07

Balance sheet data at period end:
Total assets	$2,359.4	$2,254.4	$2,277.4	$2,356.3	$1,352.3
Total debt	1,129.2	921.7	781.8	764.1	369.2
Total liabilities	1,719.1	1,569.4	1,660.2	1,656.3	647.5
Shareholders’ equity	640.3	685.0	617.2	700.0	704.8
Shareholders’ equity per common share	$41.55	$41.56	$37.18	$40.06	$39.27

Other Data:
Cash flows from operating activities	$218.2	$226.8	$264.5	$141.6	$144.9
Capital maintenance expenditures	33.3	30.9	31.1	22.7	16.9
Capital project expenditures	83.6	23.8	12.4	31.8	31.8
Dividends declared per common share	$1.52	$1.32	$1.15	$1.00	$0.87
Common stock repurchases	$179.5	$27.6	$138.1	$61.6	$—
The selected financial data presented above is subject to the following information:

(a)
2017 includes a $21.7 million impairment of tangible and intangible assets and a $20.7 million loss on extinguishment of debt. 2017 also includes a $57.7 million income tax benefit resulting primarily from the re-measurement of our net deferred tax liabilities as a result of the Tax Act.

(b)	Due to the Big Fish Transaction, Big Fish Games is accounted for as discontinued operations from the date of acquisition on December 16, 2014 through December 31, 2017.

(c)	2016 includes a $23.7 million gain on Calder land sale.

(d)	The results from Oxford are included from the date of acquisition on July 17, 2013 through December 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in "Item 8-Financial Statements and Supplemental Data".
Our Business
Executive Overview
We are an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 10,000 gaming positions in eight states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
On November 29, 2017, the Company entered into the Stock Purchase Agreement to sell its mobile gaming subsidiary, Big Fish Games to the Purchaser. On January 9, 2018, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement. As described in further detail in Part II, Item 8. Financial Statements and Supplemental Data, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying Consolidated Financial Statements and related notes.
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include changes in net revenue, operating expense, operating income, earnings per share, outstanding debt balance, operating cash flow and capital spend.
Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). We also use non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. We believe that the use of Adjusted EBITDA as a key performance measure of results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results.
Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our TwinSpires segment. The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying Consolidated Statements of Comprehensive Income. Accordingly, the prior year amounts were reclassified to conform to this presentation.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

◦	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

◦	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt; and

•	Other charges, recoveries and expenses

For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income. See the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Business Highlights
In 2017, we continued to take steps to position ourselves for sustainable value creation over the long term.

•	We delivered growth in revenue and record net income, diluted EPS, and Adjusted EBITDA.

◦	Net revenue grew 7.3% to $882.6 million;

◦	Net income grew 30.0% to $140.5 million;

◦	Diluted net income per share grew 36.6% to $8.77; and

◦	Adjusted EBITDA grew 9.6% to $366.5 million.

•
Our Kentucky Derby and Oaks week set all time-records for attendance and all sources handle. We announced two capital projects during 2017 reflecting our commitment to grow this iconic event, to expand the Derby capacity and pricing, and to enhance customer experiences.

•
Our wholly-owned Casino properties delivered strong organic growth from successful marketing and promotional activities. Our Casino equity investments also had strong performance. On January 3, 2017, we acquired an effective 62.5% equity interest in the casino and racetrack at Ocean Downs in Maryland.

•
Our TwinSpires.com handle grew to $1.3 billion, up 16.9% compared to 2016 as we outpaced the industry growth by 15.3 percentage points. Our TwinSpires.com handle represented 11.8% of all pari-mutuel industry handle in 2017, up 1.6 percentage points from 2016.

•
On November 29, 2017, the Company entered into the Stock Purchase Agreement to sell its mobile gaming subsidiary, Big Fish Games to Aristocrat Technologies, Inc. (the “Purchaser”). On January 9, 2018, the Company completed the Big Fish Transaction and the Purchaser paid the Company an aggregate consideration of $990.0 million in cash.

•
We redeemed our $600.0 million 5.375% Senior Notes due in 2021 and issued $500.0 million 4.75% Senior Notes due in 2028 in December 2017. In addition, we re-financed our 2014 Senior Secured Credit Agreement (the "2014 Credit Agreement") into a new $700.0 million revolving credit facility (the "Revolver") and a $400.0 million Senior Secured Term Loan B due 2024 (the "Term Loan B") (collectively, the "2017 Credit Agreement") in December 2017.

•	We maintained our focus on cost reductions across all properties and continued to be disciplined in our maintenance and project capital expenditures.
We accomplished these initiatives while returning approximately $212.4 million to shareholders through dividends and share repurchases in 2017 and completed $500.0 million of additional share repurchases with a portion of the proceeds from the Big Transaction on February 12, 2018.
As we look to 2018 and beyond, we remain committed to delivering long-term sustainable growth and strong financial results for our shareholders. We have strong cash flow and a solid balance sheet that supports organic growth as well as other strategic acquisitions and investment opportunities that will create additional long-term value for our shareholders in the coming years.
Our Operations
We manage our operations through five continuing operations segments: Racing, Casino, TwinSpires, Other Investments and Corporate. Due to the Big Fish Transaction, our Big Fish Games segment is now included as a discontinued operation.
Refer to Item 1. Business for more information on our operating segments and a description of our competition and government regulations and potential legislative changes that affect our business.

Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,			'17 vs. '16 Change	'16 vs. '15 Change
(in millions)	2017	2016	2015
Net revenue	$882.6	$822.4	$798.6	$60.2	$23.8
Operating income	145.7	172.5	126.3	(26.8)	46.2
Operating income margin	16.5%	21.0%	15.8%
Net income	140.5	108.1	65.2	32.4	42.9
Adjusted EBITDA	366.5	334.5	302.5	32.0	32.0
Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

•
Our net revenue increased $60.2 million driven by a $34.0 million increase from TwinSpires due to a 34.8% increase in active players and 16.9% increase in handle, a $17.7 million increase from Casino due to successful marketing and promotional activities, a $6.2 million increase in Racing primarily due to a strong Kentucky Derby and Oaks week performance, and a $2.3 million increase from Other Investments.

•
Our operating income decreased $26.8 million driven by a $23.7 million gain on Calder land sale in 2016 that did not recur in 2017, a $21.7 million impairment of our i-Gaming and intangible assets associated with TwinSpires and Arlington recorded in the fourth quarter of 2017, a $3.8 million increase in other expenses primarily due to the elimination of our Bluff contingent liability in 2016 that did not recur in 2017, a $3.7 million increase in selling, general and administrative expense, and a $0.2 million increase from other sources. Partially offsetting these decreases were an $11.7 million increase from our Casino segment performance, a $10.5 million increase at TwinSpires driven by an increase in active players and handle growth, a $1.7 million decrease in our Calder exit costs, a $1.4 million increase from Racing and a $1.0 million increase from Other Investments.

•
Our net income increased $32.4 million due to a $70.6 million decrease in our income tax provision primarily driven by a $57.7 million provisional benefit recorded in the fourth quarter of 2017 primarily for the re-measurement of our net deferred tax liabilities associated with the Tax Act signed into law on December 22, 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, an $8.1 million increase in equity in income of unconsolidated investments due to our acquisition of an effective 62.5% interest in Ocean Downs, a $6.7 million increase in income from discontinued operations, net of tax related to Big Fish Games, and a $0.1 million increase from other sources. Partially offsetting these increases were a $26.8 million decrease in operating income, a $20.7 million loss on extinguishment of debt in 2017, and a $5.6 million increase in interest expense associated with higher outstanding debt balances.

•
Our Adjusted EBITDA increased $32.0 million driven by a $20.2 million increase in Casino due to our unconsolidated investments and organic growth at certain properties, an $8.2 million increase from TwinSpires due to an increase in active players and increase in handle, a $4.8 million increase from Racing driven by a strong Kentucky Derby and Oaks week performance, and a $1.0 million increase from Other Investments. Partially offsetting these increases were a $1.9 million decrease from Big Fish Games primarily due to an increase in personnel and related benefits expense and a $0.3 million decrease from Corporate.

Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015

•
Our net revenue increased $23.8 million driven primarily by a $20.5 million increase from TwinSpires due to a 13.7% increase in handle, a $3.1 million increase in Racing due to a strong Kentucky Derby and Oaks week performance and a $0.2 million net increase in other sources of revenue.

•
Our operating income increased $46.2 million driven by a $23.7 million gain on sale of Calder excess land, an $11.4 million decrease in Calder exit costs, a $9.2 million increase from TwinSpires primarily from handle growth, a $5.3 million increase in Racing due to a strong Kentucky Derby and Oaks week, and a $2.3 million benefit associated with the elimination of our Bluff contingent liability in 2016. Partially offsetting these improvements was a $3.8 million increase in selling, general and administrative expense, a $1.7 million increase in Corporate expenses, and a $0.2 million decrease from other sources.

•
Our net income increased $42.9 million driven by a $46.2 million increase in operating income, a $17.0 million increase in income from discontinued operations, net of tax related to Big Fish Games, a $6.2 million increase in income from our equity investments and a $0.5 million increase from other sources. Partially offsetting these increases were a $15.1 million increase in net interest expense associated with higher outstanding debt balances, a $6.1 million increase in our income tax provision primarily from higher operating income from our segments and $5.8 million gain in 2015 from the sale of our remaining investment in HRTV LLC, which operated a horse racing television network ("HRTV").

•
Our Adjusted EBITDA increased $32.0 million driven by a $10.9 million increase in Casino as a result of our MVG and SCH investments, as well as organic growth and operational efficiencies within certain owned properties, a $10.7 million increase from Big Fish Games driven by the growth in our casual and mid-core free-to-play games, a $7.9 million increase from Racing primarily associated with Churchill Downs, and a $6.7 million increase from TwinSpires as a result of handle growth. Partially offsetting these increases were a $4.0 million increase in Corporate expenses driven primarily by a non-recurring 2015 benefit associated with our deferred compensation program and a $0.2 million decline from our Other Investments.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Years Ended December 31,			'17 vs. '16 Change	'16 vs. '15 Change
(in millions)	2017	2016	2015
Racing:
Churchill Downs	$172.7	$165.2	$158.9	$7.5	$6.3
Arlington	63.5	60.8	59.5	2.7	1.3
Fair Grounds	37.9	39.5	41.1	(1.6)	(1.6)
Calder	2.5	2.6	2.7	(0.1)	(0.1)
Total Racing	276.6	268.1	262.2	8.5	5.9
Casino:
Oxford Casino	90.8	84.6	80.4	6.2	4.2
Calder Casino	85.4	79.1	77.4	6.3	1.7
Harlow's Casino	50.0	48.4	49.0	1.6	(0.6)
Riverwalk Casino	48.2	46.1	49.8	2.1	(3.7)
Fair Grounds Slots	36.5	36.9	39.0	(0.4)	(2.1)
VSI	38.3	36.9	36.9	1.4	—
Saratoga	1.3	0.8	0.4	0.5	0.4
Total Casino	350.5	332.8	332.9	17.7	(0.1)
TwinSpires	256.7	222.9	202.2	33.8	20.7
Other Investments	23.7	20.8	20.1	2.9	0.7
Corporate	—	—	—	—	—
Eliminations	(24.9)	(22.2)	(18.8)	(2.7)	(3.4)
Net Revenue	$882.6	$822.4	$798.6	$60.2	$23.8
Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

•
Racing revenue increased $8.5 million driven by a $7.5 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week performance and a $2.7 million increase at Arlington driven by an increase in handle and admissions. Partially offsetting these increases were a $1.6 million decrease in Fair Grounds revenue primarily due to the impact of a contagious equine disease outbreak which quarantined horses causing limited field sizes in the first quarter of 2017 and a $0.1 million decrease from other sources.

•
Casino revenue increased $17.7 million driven by a $6.3 million increase in Calder, a $6.2 million increase at Oxford, a $2.1 million increase at Riverwalk, a $1.6 million increase at Harlow's, a $1.4 million increase in VSI, and a $0.1 million increase from other sources, all of which resulted from successful marketing and promotional activities.

•	TwinSpires revenue increased $33.8 million primarily due to a 34.8% increase in active players and handle growth of $185.7 million, or 16.9%.

•	Other Investments revenue increased $2.9 million due to increased equipment sales and higher totalisator fees from new customers at United Tote.

•	Eliminations increased $2.7 million driven primarily by higher Churchill Downs intercompany revenue from increased wagering by TwinSpires customers on Kentucky Derby and Oaks week.
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

•
Casino revenue decreased $0.1 million due to a $3.7 million decrease at Riverwalk resulting from a loss of market share within an overall declining market, a $2.1 million decrease at Fair Grounds Slots as it maintained market share despite a decline in the overall New Orleans gaming market associated with stronger competition from the Mississippi Gulf Coast gaming market, and a $0.6 million decrease at Harlow's due to a declining market which was negatively impacted by adverse weather conditions during 2016. Partially offsetting these decreases were a $4.2 million increase in Oxford due to successful promotional activities, favorable weather conditions and strong local economy, a $1.7 million increase at Calder Casino due to growth in the overall market as well as successful marketing and promotional activities, and a $0.4 million increase at Saratoga from a full year of management fee revenue in 2016.

•
TwinSpires revenue increased $20.7 million primarily due to a 23.3% increase in active players who were acquired from marketing efforts primarily during big horse racing events. Handle growth of $131.8 million, or 13.7%, outpaced the U.S. thoroughbred industry performance by 13.1 percentage points.

•	Other Investments revenue increased $0.7 million at United Tote due to incremental international equipment sales and higher totalisator fees from new customers.

•	Eliminations increased $3.4 million driven primarily by higher Churchill Downs intercompany revenue from increased wagering by TwinSpires customers on Kentucky Derby and Oaks week.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires (1)

	Years Ended December 31,
($ in millions)	2017	2016	2015
Racing
Churchill Downs
Race days	70	70	70
Total handle	$614.9	$593.7	$585.2
Net pari-mutuel revenue	$63.1	$61.5	$60.9
Commission %	10.3%	10.4%	10.4%
Arlington
Race days	71	74	77
Total handle	$385.3	$375.2	$373.8
Net pari-mutuel revenue	$49.9	$48.2	$46.0
Commission %	13.0%	12.8%	12.3%
Fair Grounds
Race days	83	78	83
Total handle	$274.5	$289.5	$296.9
Net pari-mutuel revenue	$28.1	$29.3	$30.4
Commission %	10.2%	10.1%	10.2%
Total Racing
Race days	224	222	230
Total handle	$1,274.7	$1,258.4	$1,255.9
Net pari-mutuel revenue	$141.1	$139.0	$137.3
Commission %	11.1%	11.0%	10.9%
TwinSpires
Total handle	$1,282.6	$1,096.9	$965.1
Net pari-mutuel revenue	$234.8	$201.8	$183.6
Commission %	18.3%	18.4%	19.0%
Eliminations (2)
Total handle	$(148.8)	$(128.4)	$(106.0)
Net pari-mutuel revenue	$(18.8)	$(16.6)	$(14.0)
Total
Handle	$2,408.5	$2,226.9	$2,115.0
Net pari-mutuel revenue	$357.1	$324.2	$306.9
Commission %	14.8%	14.6%	14.5%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.com.

(2)	Eliminations include the elimination of intersegment transactions.

Casino Activity
Certain key operating statistics specific to the gaming industry are included in our statistical data for our Casino segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered or cash and tickets placed into slot machines in the aggregate for the period cited. Net gaming revenue includes slot and table games revenue and is net of customer freeplay; however, it excludes other ancillary property revenue such as food and beverage, ATM, hotel and other miscellaneous revenue.

	Years Ended December 31,
(in millions)	2017	2016	2015
Oxford Casino
Slot handle	$828.2	$774.0	$722.6
Net slot revenue	68.9	64.9	62.1
Net gaming revenue	86.3	80.4	76.5
Riverwalk Casino
Slot handle	$616.2	$485.6	$522.2
Net slot revenue	41.1	38.7	42.5
Net gaming revenue	46.0	43.7	47.2
Harlow’s Casino
Slot handle	$553.3	$535.1	$538.6
Net slot revenue	43.5	42.0	42.6
Net gaming revenue	47.3	45.7	46.4
Calder Casino
Slot handle	$1,191.7	$1,044.7	$986.2
Net slot revenue	81.8	75.8	74.4
Net gaming revenue	81.7	75.7	74.3
Fair Grounds Slots and Video Poker
Slot handle	$411.4	$405.5	$417.1
Net slot revenue	35.5	35.8	38.0
Net gaming revenue	73.6	72.5	74.7

Total net gaming revenue	$334.9	$318.0	$319.1

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,			'17 vs. '16 Change	'16 vs. '15 Change
(in millions)	2017	2016	2015

Taxes & purses	$197.1	$186.7	$184.1	$10.4	$2.6
Content expense	117.8	103.0	95.3	14.8	7.7
Salaries & benefits	116.8	112.0	109.9	4.8	2.1
Selling, general and administrative expense	83.1	79.4	75.6	3.7	3.8
Depreciation and amortization	56.0	58.4	58.0	(2.4)	0.4
Marketing & advertising expense	24.8	23.1	23.0	1.7	0.1
Impairment of tangible and other intangible assets	21.7	—	—	21.7	—
Calder land sale	—	(23.7)	—	23.7	(23.7)
Calder exit costs	0.8	2.5	13.9	(1.7)	(11.4)
Other, net	1.5	(2.3)	—	3.8	(2.3)
Other operating expense	117.3	110.8	112.5	6.5	(1.7)
Total expense	$736.9	$649.9	$672.3	$87.0	$(22.4)
Percent of revenue	83%	79%	84%
Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $10.4 million driven by a $5.2 million increase in taxes for our casinos associated with an increase in slot handle, a $3.1 million increase in pari-mutuel taxes for TwinSpires due to the increase in handle and a $2.1 million increase from other sources.

•	Content expense increased $14.8 million driven by the 34.8% increase in active players and 16.9% increase in handle growth at TwinSpires.

•	Salaries and benefits expense increased $4.8 million primarily driven by additional personnel cost and related benefits.

•
Selling, general and administrative expense increased $3.7 million driven primarily by a $2.7 million increase in stock-based compensation expense and $2.5 million from other sources. Partially offsetting these increases was a $1.5 million decrease associated with 2016 expense from potential federal tax penalties from untimely submission of informational returns which did not recur in 2017.

•	Depreciation and amortization expense decreased $2.4 million driven primarily by a decrease at Harlow's associated with fully amortized intangible assets.

•	Marketing and advertising expense increased $1.7 million driven by increased spend in the TwinSpires segment associated with an increase in active players and handle growth.

•
Impairment of tangible and intangible assets increased $21.7 million driven by a $13.7 million non-cash impairment charge related to certain i-Gaming assets, a $4.7 million non-cash impairment charge related to our Bluff trademark, and a $3.3 million non-cash impairment charge related to our Illinois Horseracing Equity Trust.

•	Gain on Calder land sale decreased $23.7 million from the 2016 sale of 61 acres of excess land at Calder, which represented proceeds of $25.6 million less the book value of $1.9 million.

•	Calder exit costs decreased $1.7 million driven by lower costs associated with the grandstand demolition.

•
Other, net increased $3.8 million driven by a $2.3 million benefit recognized in 2016 related to the elimination of a contingent liability established in 2012 for the acquisition of Bluff and a $1.5 million increase relating to our acquisition of BetAmerica in April 2017.

•
Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Other operating expense increased $6.5 million primarily driven by a $2.2 million increase in TwinSpires processing expense related to handle growth, a $1.6 million increase in insurance and property taxes, a $0.7 million increase in utilities, and a $2.0 million increase related to other expenses.
Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $2.6 million due to a $1.1 million increase in casino gaming taxes as a result of casino revenue growth at Oxford, a $0.9 million increase in purses primarily associated with 37 additional host days at Arlington and a $0.6 million increase in pari-mutuel taxes primarily related to TwinSpires.

•
Content expense increased $7.7 million due to a $7.1 million increase in third-party pari-mutuel content fees at TwinSpires associated with an increase in handle and a $0.6 million increase in other expense.

•	Salaries and benefits expense increased $2.1 million primarily due to a $1.6 million increase in contract services related to Churchill Downs and a $0.5 million increase from other sources.

•
Selling, general and administrative expense increased $3.8 million primarily due to a $1.5 million expense within our Casino segment arising from potential tax penalties associated with the untimely submission of certain informational tax returns, a $0.8 million increase in stock-based compensation expense, a $0.6 million increase in professional fees, and an increase of $0.9 million in employee benefits for severance.

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

•	Other, net decreased $2.3 million due to a benefit recognized in 2016 related to the elimination of a contingent liability established in 2012 for the acquisition of Bluff.

•
Other operating expense decreased $1.7 million in 2016. Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. The decrease in other operating expenses was driven by a $4.0 million decrease in our insurance and property primarily from the cessation of pari-mutuel racing and demolition of property at Calder and $0.1 million decrease from other sources. Partially offsetting the decrease was a $1.7 million increase in corporate deferred compensation expense and a $0.7 million increase in TwinSpires third party processing expense related to handle growth.

Corporate Allocated Expense
The table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Years Ended December 31,			'17 vs. '16 Change	'16 vs. '15 Change
(in millions)	2017	2016	2015
Racing	$(6.1)	$(6.0)	$(6.6)	$(0.1)	$0.6
Casino	(7.5)	(6.9)	(8.4)	(0.6)	1.5
TwinSpires	(5.5)	(5.4)	(5.0)	(0.1)	(0.4)
Other Investments	(1.5)	(1.6)	(0.5)	0.1	(1.1)
Corporate allocated expense	20.6	19.9	20.5	0.7	(0.6)
Total Corporate allocated expense	$—	$—	$—	$—	$—
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

Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our TwinSpires segment. Due to the Big Fish Transaction, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying Consolidated Financial Statements and related notes. The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying Consolidated Statements of Comprehensive Income. Accordingly, the prior year amounts were reclassified to conform to this presentation.

	Year Ended December 31,			'17 vs. '16 Change	'16 vs. '15 Change
(in millions)	2017	2016	2015
Racing	$84.5	$79.7	$71.8	$4.8	$7.9
Casino	146.0	125.8	114.9	20.2	10.9
TwinSpires	64.4	56.2	49.5	8.2	6.7
Other Investments	3.7	2.7	2.9	1.0	(0.2)
Corporate(a)	(12.4)	(12.1)	(8.1)	(0.3)	(4.0)
Adjusted EBITDA from continuing operations	286.2	252.3	231.0	33.9	21.3
Big Fish Games	80.3	82.2	71.5	(1.9)	10.7
Adjusted EBITDA	$366.5	$334.5	$302.5	$32.0	$32.0
(a) The Corporate segment includes corporate and other certain expenses of $3.6 million in 2017, $3.1 million in 2016 and $3.0 million in 2015 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction and the Big Fish Games segment reported as held for sale and discontinued operations in the accompanying Consolidated Financial Statements and related notes.
Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

•
Racing Adjusted EBITDA increased $4.8 million due to a $4.5 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week performance and a $1.7 million increase at Arlington driven by increased handle and admissions. Partially offsetting these increases were a $0.7 million decrease at Fair Grounds primarily from a contagious equine disease which quarantined horses causing limited fields and remediation expenses and a $0.7 million decrease from Calder due to increased expenses.

•
Casino Adjusted EBITDA increased $20.2 million driven by a $5.1 million increase from our wholly-owned properties, including a $2.1 million increase at our Mississippi properties, a $1.9 million increase at Oxford, and a $1.3 million increase at Calder, all of which resulted from successful marketing and promotional activities, partially offset by a $0.2 million decrease from all other wholly-owned properties combined. Also contributing to the increase was a $15.1 million increase in our equity investments, which was partially attributable to the addition of Ocean Downs in January 2017.

•	TwinSpires Adjusted EBITDA increased $8.2 million driven by the 34.8% increase in active players and handle growth of 16.9%.

•	Other Investments increased $1.0 million driven primarily by incremental international equipment sales and higher totalisator fees from new customers of United Tote.

•
Big Fish Games Adjusted EBITDA decreased $1.9 million driven by an $8.0 million decrease in revenue less platform and developments fees and a $5.3 million increase in expense related to increased headcount and associated benefits and bonuses. These decreases were partially offset by an $11.4 million decrease in user acquisition spending.

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

•
Casino Adjusted EBITDA increased $10.9 million driven by a $5.1 million increase at Saratoga from a full year of management fee revenue and equity income, a $3.3 million increase at MVG from higher equity income driven primarily by market share growth and higher net revenue from successful promotional activities, a $2.7 million increase at Oxford from a strong regional gaming market and higher market share combined with operational expense efficiencies, a $1.7 million increase at Calder from the implementation of successful marketing and promotional campaigns and a $1.4 million decrease in corporate expense allocated to the Casino segment. Partially offsetting these improvements was a $2.0 million decrease at our Mississippi properties due to overall market revenue declines and aggressive local promotional activity and a $1.3 million decrease at Fair Grounds Slots and VSI as strong competition from the Mississippi Gulf Coast gaming market negatively impacted the New Orleans gaming market.

•
TwinSpires Adjusted EBITDA increased $6.7 million driven by a $7.3 million favorable impact of increased wagering, net of content costs, associated with handle growth of 13.7% and a 23.3% increase in active players, a $1.0 million increase at Velocity driven by handle growth of 7.2% and a $0.5 million increase in other TwinSpires income. These increases were partially offset by a $0.6 million increase in net taxes and purses, which included the benefit of a $1.7 million Pennsylvania tax refund in 2016, and a $1.5 million increase in marketing and advertising costs primarily associated with the addition and retention of customers acquired during Kentucky Derby and Oaks week.

•
Corporate Adjusted EBITDA decreased $4.0 million driven by a $1.3 million benefit in 2015 related to deferred compensation expense which did not recur in 2016, a $0.9 million increase in salary expense, a $0.9 million increase in professional expense, a $0.6 million decrease in expenses allocated to the other operating segments, and a $0.3 million increase in expenses from other sources.

•
Big Fish Games Adjusted EBITDA increased $10.7 million driven by a $72.5 million increase in revenue primarily from our casual and mid-core free-to-play growth, partially offset by a $36.3 million increase in platform and developer fees, a $20.2 million increase in user acquisition fees and a $5.3 million increase in other expenses.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Years Ended December 31,			'17 vs. '16 Change	'16 vs. '15 Change
(in millions)	2017	2016	2015
Comprehensive income	$140.4	$107.5	$64.7	$32.9	$42.8
Foreign currency translation, net of tax	0.1	(0.2)	0.5	0.3	(0.7)
Net change in pension benefits, net of tax	—	0.8	—	(0.8)	0.8
Net income	140.5	108.1	65.2	32.4	42.9
Additions - continuing operations:
Depreciation and amortization	56.0	58.4	58.0	(2.4)	0.4
Interest expense	49.3	43.7	28.6	5.6	15.1
Loss on extinguishment of debt	20.7	—	—	20.7	—
Income tax (benefit) provision	(19.9)	50.7	44.6	(70.6)	6.1
Additions - discontinued operations:				—	—
Depreciation and amortization	41.1	50.2	51.7	(9.1)	(1.5)
Income tax provision	5.1	9.3	2.3	(4.2)	7.0
EBITDA	292.8	320.4	250.4	(27.6)	70.0

Adjustments to EBITDA - continuing operations:
Selling, general and administrative:
Stock-based compensation expense	16.0	13.3	12.5	2.7	0.8
Other charges	1.2	2.5	—	(1.3)	2.5
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	16.7	10.0	8.5	6.7	1.5
Other charges and recoveries, net	—	0.5	(5.8)	(0.5)	6.3
Impairment of tangible and other intangible assets	21.7	—	—	21.7	—
Gain on Calder land sale	—	(23.7)	—	23.7	(23.7)
Calder exit costs	0.8	2.5	13.9	(1.7)	(11.4)
Other, net	1.5	(2.4)	—	3.9	(2.4)
Adjustments to EBITDA - discontinued operations:
Stock-based compensation expense	11.1	5.6	1.3	5.5	4.3
Transaction expense, net	4.7	5.8	21.7	(1.1)	(15.9)
Total adjustments to EBITDA	73.7	14.1	52.1	59.6	(38.0)
Adjusted EBITDA	$366.5	$334.5	$302.5	$32.0	$32.0
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	Years Ended December 31,		'17 vs. '16 Change
(in millions)	2017	2016
Total assets	$2,359.4	$2,254.4	$105.0
Total liabilities	1,719.1	1,569.4	149.7
Total shareholders’ equity	640.3	685.0	(44.7)

•
Total assets increased $105.0 million driven by a $47.4 million increase in property and equipment, net due to our capital project and maintenance expenditures partially offset by depreciation expense, a $32.2 million increase in investments in unconsolidated affiliates primarily due to the acquired interest of Ocean Downs, a $28.0 million increase in income tax receivable related to estimated payments in 2017, and a $16.1 million increase in goodwill due to the acquisition of BetAmerica. Partially offsetting these increases were a $13.6 million decrease in escrow receivable related to the Calder land sale from the fourth quarter of 2016 and a $5.1 million decrease in all other assets.

•
Total liabilities increased $149.7 million driven by a $207.5 million increase in long-term debt primarily due to share repurchases, a $11.5 million increase in deferred revenue primarily due to advance sales revenue associated with the 2018 Kentucky Derby and Oaks, a $4.6 million increase in accounts payable primarily due to simulcast payables, and a $5.6 million increase in all other liabilities. Partially offsetting these increases were a $35.5 million decrease in non-current liabilities of discontinued operations held for sell primarily due to a decrease in deferred income tax associated with the Tax Act, a $24.6 million decrease in deferred income tax primarily due to the Tax Act and a $19.4 million decrease in current liabilities of discontinued operations held for sell primarily due to a decrease in the Big Fish Games earnout liability.

•
Total shareholders’ equity decreased $44.7 million driven by $190.9 million in repurchases of common stock and $23.6 million from our annual dividend declared. Partially offsetting these decreases were $140.5 million in current year net income, $27.1 million in stock-based compensation, $2.1 million in issuance of common stock, and a $0.1 million change in other equity components.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,			'17 vs. '16 Change	'16 vs. '15 Change
(in millions)	2017	2016	2015
Cash Flows from:
Operating activities	$218.2	$226.8	$264.5	$(8.6)	$(37.7)
Investing activities	(153.6)	(50.7)	(65.5)	(102.9)	14.8
Financing activities	(59.5)	(201.9)	(190.6)	142.4	(11.3)
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
Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

•
Cash provided by operating activities decreased $8.6 million driven by a $28.0 million increase to income tax receivable related to estimated payments in 2017, a $15.1 million increase in accounts receivable primarily driven by Big Fish Games platform fees and a $6.3 million increase in other operating activities. Partially offsetting these decreases were a $23.5 million decrease in gain on sale of assets from the Calder land sale in 2016 and a $17.3 million decrease in Big Fish Games earnout payments. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
Cash used in investing activities increased $102.9 million driven by $59.8 million in higher capital project expenditures primarily related to projects at Churchill Downs and the hotel at Oxford, a $16.0 million increase in equity investment due to Ocean Downs, a $24.2 million increase for the acquisition of BetAmerica, and a $2.9 million increase from other investing activities.

•
Cash used in financing activities decreased $142.4 million primarily driven by a $230.1 million reduction in the Big Fish Games earnout payment, a $75.9 million increase in net borrowings and repayments under long-term debt obligations, and a $26.4 million increase as a result of the 2016 Big Fish Games deferred payment. Partially offsetting these decreases were a $151.9 million increase in stock repurchases, a $16.1 increase related to the call premium on the redemption of our 2021 Senior Notes, a $13.0 million increase in debt issuance costs, and a $9.0 million increase from other financing activities.

Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015

•
Cash provided by operating activities decreased $37.7 million driven by a $39.6 million decrease in the change in deferred revenue associated with Big Fish Games which benefited 2015, and a $19.7 million decrease in the fair value of the Big Fish Games earnout payment in related to 2015 earnout milestones. Partially offsetting these decreases were a $19.2 million increase in Kentucky Derby and Oaks deferred revenue related primarily to the timing of advanced ticket sales for the 2017 events and $2.4 million increase in other cash flows.

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

•
Cash used in financing activities increased $11.3 million driven by $300.0 million associated with our 2015 tack-on unsecured notes offering and a $261.9 outflow in 2016 related to the payment of the Big Fish Games earnout liability. Partially offsetting these increases were a $420.3 million change in net repayments under our 2014 Credit Agreement, $108.6 million less in common stock repurchase activity and $21.7 million in other financing activities.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	Years Ended December 31,		'17 vs. '16 Change
(in millions)	2017	2016
2017 Credit Agreement:
Term Loan B due 2024	$400.0	$—	$400.0
Revolving Credit Facility	239.0	—	239.0
Swing line of credit	3.0	—	3.0
Total 2017 Credit Agreement	642.0	—	642.0
2014 Credit Agreement:
Senior Secured Credit Facility due 2021	—	135.0	(135.0)
Term Loan A due 2021	—	179.3	(179.3)
Swing line of credit	—	13.2	(13.2)
Total Senior Secured Credit Facility	—	327.5	(327.5)
2028 Senior Notes	500.0	—	500.0
2021 Senior Notes	—	600.0	(600.0)
Total debt	1,142.0	927.5	214.5
Current maturities of long-term debt	4.0	14.2	(10.2)
Total debt, net of current maturities	1,138.0	913.3	224.7
Bond premium and debt issuance costs, net	(12.8)	(5.8)	(7.0)
Net debt	$1,125.2	$907.5	$217.7
2017 Credit Agreement
On December 27, 2017, we entered into the 2017 Credit Agreement with a syndicate of lenders. The 2017 Credit Agreement replaced the 2014 Credit Agreement. The 2017 Credit Agreement provides for the Revolver and Term Loan B. Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The 2017 Credit Amendment is secured by substantially all assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's consolidated total net leverage ratio and the Term Loan B bears interest at LIBOR plus 200 basis points.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at December 31, 2017. At December 31, 2017, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	6.8 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.8 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended December 31, 2017, the Company's commitment fee rate was 0.25%.
As a result of the Company's 2017 Credit Agreement, the Company capitalized $1.6 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over the next 5 years. The Company also capitalized $5.1 million of deferred financing costs associated with the Term Loan B which will be amortized as interest expense over the next 7 years.
2014 Credit Agreement
The Company used the proceeds from the 2017 Credit Agreement to repay in full and terminate the 2014 Credit Agreement. The 2014 Credit Agreement provided for a maximum aggregate commitment of $500.0 million, consisting of a Senior Secured Credit Facility and Term Loan A. In conjunction with the repayment of all outstanding borrowings under the 2014 Credit Agreement, the Company expensed approximately $0.4 million of debt issuance costs relating to the Term Loan A in the fourth quarter of 2017, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date the Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. In addition, at any time prior to January 15, 2021, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price equal to 104.75% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) and enter into transactions with affiliates.
In connection with the issuance of the 2028 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
2021 Senior Notes
The 2021 Senior Notes were comprised of 5.375% Senior Unsecured Notes that mature on December 15, 2021, which were issued in an initial offering of $300.0 million in aggregate principal amount at par, completed on December 16, 2013, and an additional offering of $300.0 million in aggregate principal amount at 101%, completed on December 16, 2015. Interest on the 2021 Senior Notes was payable on June 15th and December 15th of each year.
The Company used the proceeds from the 2017 Credit Agreement and the 2028 Senior Notes to refinance the 2021 Senior Notes and to pay related fees and expenses. The 2021 Senior Notes were redeemed at a price equal to the principal amount thereof and the applicable "make-whole" premium, $16.1 million, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income. In conjunction with the redemption of the 2021 Senior Notes, the Company wrote off $6.3 million of deferred financing costs and incurred a benefit of $2.0 million related to the bond premium, both of which are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income.
Contractual Obligations
Our commitments to make future payments as of December 31, 2017, are estimated as follows:

(in millions)	2018	2019-2020	2021-2022	Thereafter	Total
Dividends	$23.7	$—	$—	$—	$23.7
Big Fish Games earnout	34.2	—	—	—	34.2
Big Fish Games deferred payment	28.4	—	—	—	28.4
Revolving Credit Facility	—	—	242.0	—	242.0
Interest on Revolving Credit Facility (1)	8.5	17.0	16.9	—	42.4
Term Loan B	4.0	8.0	8.0	380.0	400.0
Interest on Term Loan B (1)	14.4	28.4	27.8	124.6	195.2
Senior Unsecured Notes	—	—	—	500.0	500.0
Interest on 2028 Senior Notes	24.0	47.5	47.5	119.7	238.7
Operating leases	5.2	8.1	5.3	3.2	21.8
Total	$142.4	$109.0	$347.5	$1,127.5	$1,726.4

(1)
Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the weighted average borrowing rate of 3.47%, which was the rate in place as of December 31, 2017.

As of December 31, 2017, we had approximately $2.9 million of unrecognized tax benefits. As of December 31, 2017, the fair value of the Big Fish Games earnout liability is $34.2 million and the fair value of the Big Fish Games deferred payment to the founders was $28.4 million, both of which were paid on January 3, 2018.
Our Critical Accounting Policies
Our financial statements have been prepared in conformity with GAAP and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Our critical accounting policies are:

•	revenue recognition;

•	goodwill and indefinite intangible assets; and

•	property and equipment.
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 2 to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

Revenue recognition
Racing and TwinSpires
Racing and TwinSpires revenue is generated by pari-mutuel wagering on live and simulcast racing content. Additionally, we generate revenue through sponsorships, admissions, television rights, concessions, programs and parking.
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
Casino
Casino revenue represents net casino wins, which is the difference between casino wins and losses. Other operating revenue, such as concession revenue, is recognized once delivery of the product or service has occurred.
Big Fish Games
Our Big Fish Games segment, which we sold in the Big Fish Transaction on January 9, 2018, derives its revenue from the sale of in-app purchases within our free-to-play games and sales of our premium paid games. We offer social casino and casual and mid-core free-to-play games that customers can play at no cost. Customers can purchase virtual currency that can be used to buy virtual items to enhance the game playing experience.  These games are distributed primarily through third party mobile platform providers, including but not limited to, Apple and Google.
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
We evaluate our digital storefront agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games which we consider in determining if revenue should be reported gross or net. We primarily use digital storefronts for distributing our social casino and casual free-to-play games. Key indicators that we evaluate in order to reach this determination include:

•	the terms and conditions of our contracts with the digital storefronts;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game;

•	whether the party which sets the pricing with the end-user has the credit risk and provides customer support; and

•	the party responsible for the fulfillment of the game and that determines the specifications of the game.
Based on the evaluation of the above indicators, we have determined that we are generally acting as a principal and are the primary obligor to end-users for games distributed through digital storefronts; therefore, we recognize revenue related to these arrangements on a gross basis.
Goodwill and indefinite intangible assets
We perform an annual review for impairment of goodwill and indefinite-lived intangible assets each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability.
Goodwill and intangible assets can or may be required to be tested using a two-step impairment test. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate and the impact of strategic decisions. If any of these factors were to materially change, such change may require a reevaluation of our goodwill. Changes in estimates or the application of alternative assumptions could produce significantly different results.
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
There are three generally accepted approaches available in developing an opinion of value: 1) the cost approach, which is the price a prudent investor would pay to produce or construct a similar new item; 2) the market approach, which is typically used for land valuations by analyzing recent sales transactions of similar sites; and 3) the income approach, which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by marketing participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends;

•	interest rate and credit risk; and

•	foreign currency exchange risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, and online wagering sites and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At December 31, 2017, we had $642.0 million outstanding under our 2017 Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $6.4 million.
Foreign currency exchange risk
Our exposure to foreign currency exchange risk historically was related to Big Fish Games. As a result of the Big Fish Transaction, our foreign currency exposure is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,

(in millions, except per common share data)	2017	2016	2015
Net revenue:
Racing	$257.3	$251.1	$248.0
Casino	350.5	332.8	332.9
TwinSpires	255.6	221.6	201.1
Other Investments	19.2	16.9	16.6
Total net revenue	882.6	822.4	798.6
Operating expense:
Racing	192.5	187.7	189.9
Casino	247.3	241.3	241.1
TwinSpires	170.2	146.7	135.4
Other Investments	17.8	16.5	16.3
Corporate	2.0	1.8	0.1
Selling, general and administrative expense	83.1	79.4	75.6
Impairment of tangible and other intangible assets	21.7	—	—
Gain on Calder land sale	—	(23.7)	—
Calder exit costs	0.8	2.5	13.9
Other, net	1.5	(2.3)	—
Total operating expense	736.9	649.9	672.3
Operating income	145.7	172.5	126.3
Other income (expense):
Interest expense	(49.3)	(43.7)	(28.6)
Loss on extinguishment of debt	(20.7)	—	—
Equity in income of unconsolidated investments	25.5	17.4	11.2
Miscellaneous, net	1.3	1.2	6.5
Total other expense	(43.2)	(25.1)	(10.9)
Income from continuing operations before provision for income taxes	102.5	147.4	115.4
Income tax benefit (provision)	19.9	(50.7)	(44.6)
Income from continuing operations, net of tax	122.4	96.7	70.8
Income (loss) from discontinued operations, net of tax	18.1	11.4	(5.6)
Net income	$140.5	$108.1	$65.2

Net income (loss) per common share data - basic:
Continuing operations	$7.76	$5.83	$4.08
Discontinued operations	1.15	0.69	(0.33)
Net income per common share - basic	$8.91	$6.52	$3.75

Net income (loss) per common share data - diluted:
Continuing operations	$7.64	$5.74	$4.03
Discontinued operations	1.13	0.68	(0.32)
Net income per common share - diluted	$8.77	$6.42	$3.71

Weighted average shares outstanding:
Basic	15.7	16.4	17.2
Diluted	16.0	16.8	17.6

Other comprehensive loss:
Foreign currency translation, net of tax	(0.1)	0.2	(0.5)
Change in pension benefits, net of tax	—	(0.8)	—
Other comprehensive loss	(0.1)	(0.6)	(0.5)
Comprehensive income	$140.4	$107.5	$64.7
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$51.7	$45.3
Restricted cash	31.2	34.3
Accounts receivable, net of allowance for doubtful accounts of $3.6 in 2017 and $3.5 in 2016	49.6	56.6
Receivable from escrow	—	13.6
Income taxes receivable	35.6	7.6
Other current assets	18.9	17.8
Current assets of discontinued operations held for sale	69.1	70.8
Total current assets	256.1	246.0
Property and equipment, net	608.0	560.6
Investment in and advances to unconsolidated affiliates	171.3	139.1
Goodwill	317.6	301.5
Other intangible assets, net	169.4	174.0
Other assets	13.6	9.9
Long-term assets of discontinued operations held for sale	823.4	823.3
Total assets	$2,359.4	$2,254.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54.1	$49.5
Purses payable	12.5	12.5
Account wagering deposit liabilities	24.0	25.0
Accrued expense	75.8	73.2
Deferred revenue	70.9	64.3
Current maturities of long-term debt	4.0	14.2
Dividends payable	23.7	21.8
Current liabilities of discontinued operations held for sale	188.2	207.6
Total current liabilities	453.2	468.1
Long-term debt (net of current maturities and loan origination fees of $5.1 in 2017 and $0.5 in 2016)	632.9	312.8
Notes payable (including premium of $2.5 in 2016 and net of debt issuance costs of $7.7 in 2017 and $7.8 in 2016)	492.3	594.7
Deferred revenue	29.3	24.4
Deferred income taxes	40.6	63.2
Other liabilities	16.0	13.9
Non-current liabilities of discontinued operations held for sale	54.8	92.3
Total liabilities	1,719.1	1,569.4
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50.0 shares authorized; 15.4 shares issued and outstanding in 2017 and 16.5 in 2016	7.3	116.5
Retained earnings	634.3	569.7
Accumulated other comprehensive loss	(1.3)	(1.2)
Total shareholders' equity	640.3	685.0
Total liabilities and shareholders' equity	$2,359.4	$2,254.4
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2017, 2016 and 2015

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2014	17.5	$262.3	$437.9	$(0.1)	$700.1
Net income			65.2		65.2
Issuance of common stock	—	3.5			3.5
Tax windfall from stock-based compensation		5.5			5.5
Repurchase of common stock	(1.1)	(151.1)			(151.1)
Issuance of restricted stock awards, net of forfeitures	0.2	—			—
Stock-based compensation		13.8			13.8
Cash & stock unit dividends, $1.15 per share			(19.3)		(19.3)
Foreign currency translation adjustment, net of ($0.2) tax				(0.5)	(0.5)
Balance, December 31, 2015	16.6	134.0	483.8	(0.6)	617.2
Net income			108.1		108.1
Issuance of common stock	0.1	2.6			2.6
Repurchase of common stock	(0.3)	(39.0)			(39.0)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		18.9			18.9
Cash & stock unit dividends, $1.32 per share			(22.2)		(22.2)
Foreign currency translation adjustment, net of ($0.1) tax				0.2	0.2
Change in pension benefits, net of ($0.5) tax				(0.8)	(0.8)
Balance, December 31, 2016	16.5	116.5	569.7	(1.2)	685.0
Net income			140.5		140.5
Issuance of common stock	—	2.1			2.1
Repurchase of common stock	(1.2)	(138.4)	(52.5)		(190.9)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		27.1			27.1
Cash & stock unit dividends, $1.52 per share			(23.4)		(23.4)
Foreign currency translation, net of less than ($0.1) tax				(0.1)	(0.1)
Balance, December 31, 2017	15.4	$7.3	$634.3	$(1.3)	$640.3
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31,

(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$140.5	$108.1	$65.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.1	108.6	109.7
Game software development amortization	17.5	17.2	9.7
Acquisition expenses, net	3.9	3.4	34.7
Gain on sale of equity investments	—	—	(5.8)
Earnings from equity investments, net	(25.5)	(17.4)	(11.2)
Distributed earnings from equity investments	18.0	15.6	15.2
Stock-based compensation	27.1	18.9	13.8
Deferred income taxes	(65.0)	35.4	(3.4)
Loss on impairment of assets	21.7	—	—
Loss on extinguishment of debt	20.7	—	—
(Gain) loss on sale of assets	0.1	(23.6)	0.3
Big Fish Games earnout payment	(2.4)	(19.7)	—
Big Fish Games deferred payment	—	(2.0)	—
Other	1.7	2.0	4.6
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Other current assets and liabilities	(10.4)	(10.2)	(15.3)
Game software development	(22.1)	(22.1)	(19.8)
Income taxes	(27.4)	(6.6)	28.5
Deferred revenue	17.2	17.9	38.3
Other assets and liabilities	5.5	1.3	—
Net cash provided by operating activities	218.2	226.8	264.5
Cash flows from investing activities:
Capital maintenance expenditures	(33.3)	(30.9)	(31.1)
Capital project expenditures	(83.6)	(23.8)	(12.4)
Receivable from escrow	13.6	(13.6)	—
Acquisition of businesses, net of cash acquired	(24.2)	—	(0.9)
Investment in joint ventures	(24.0)	(8.0)	(25.0)
Proceeds from sale of assets	—	25.6	0.2
Other	(2.1)	—	3.7
Net cash used in investing activities	(153.6)	(50.7)	(65.5)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	2,050.4	727.1	1,004.2
Repayments of borrowings under long-term debt obligations	(1,835.8)	(588.4)	(985.8)
Call premium on 2021 Senior Notes	(16.1)	—	—
Debt issuance costs	(14.4)	(1.4)	(4.6)
Repurchase of common stock	(190.9)	(39.0)	(147.6)
Payment of dividends	(21.5)	(19.1)	(17.4)
Common stock issued	2.1	2.2	1.2
Big Fish Games earnout payment	(31.8)	(261.9)	—
Big Fish Games deferred payment	—	(26.4)	(28.5)
Tax refund payments to Big Fish Games equity holders	—	(0.4)	(17.7)
Other	(1.5)	5.4	5.6
Net cash used in financing activities	(59.5)	(201.9)	(190.6)
Net increase (decrease) in cash and cash equivalents	5.1	(25.8)	8.4
Effect of exchange rate changes on cash	0.5	—	(1.8)
Cash and cash equivalents, beginning of year	48.7	74.5	67.9
Cash and cash equivalents, end of year	$54.3	$48.7	$74.5
 The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47.7	$40.0	$25.2
Income taxes	75.9	32.4	41.5

Schedule of non-cash investing and financing activities:
Dividends payable	$23.7	$21.8	$19.1
Property and equipment additions included in accounts payable and accrued expense	9.6	4.2	1.5
Repurchase of common stock in payment of income taxes on stock-based compensation included in accrued expense	1.3	6.4	3.6
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are a leader in brick-and-mortar casino gaming with approximately 10,000 gaming positions in eight states, and we are the largest, legal online account wagering platform for horseracing in the U.S. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) to sell its mobile gaming subsidiary, Big Fish Games, Inc., a Washington corporation (“Big Fish Games”), to Aristocrat Technologies, Inc., a Nevada corporation (the “Purchaser”), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the “Big Fish Transaction”). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
The Big Fish Games segment and related Big Fish Transaction meet the criteria for held for sale and discontinued operation presentation. Accordingly, the Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, and the notes to financial statements reflect the Big Fish Games segment as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The Consolidated Statements of Cash Flows includes both continuing and discontinued operations. Refer to Note 3, Discontinued Operations, for further information on the discontinued operations relating to the Big Fish Transaction.
We conduct our business through our operating segments and report our net revenue and operating expense associated with our operating segments in our accompanying Consolidated Statements of Comprehensive Income. Our operating segments, all of which are included in continuing operations with the exception of Big Fish Games, are defined as follows:
Racing: primarily commissions earned on wagering at our racetracks, off-track betting facilities ("OTBs"), simulcast fees earned from other wagering sites, and operations including admissions, sponsorships and licensing rights, food and beverage services and alternative uses of our pari-mutuel facilities.
Casino: slot machines, table games, video poker ancillary food and beverage services and hotel and other miscellaneous operations. In addition, we include our 50% joint venture in Miami Valley Gaming ("MVG"), our 25% equity investment in Saratoga Casino Holdings LLC ("SCH"), and an effective 62.5% equity investment in Ocean Downs.
TwinSpires: mobile and online pari-mutuel wagering business on TwinSpires.com, high dollar wagering by international customers ("Velocity") and horseracing statistical data generated by our information business that provides data information and processing services to the equine industry.
Other Investments: pari-mutuel wagering systems for racetracks and other investments.
Corporate: other revenue and general and administrative expense not allocated to our other operating segments.
Big Fish Games: social casino, casual and mid-core free to play, and premium paid games for PC, Mac, and mobile devices. Refer to Note 3, Discontinued Operations, for further information relating to the Big Fish Transaction.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates. Our most critical estimates relate to revenue recognition, goodwill and other intangible assets, and property and equipment.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Reclassifications
We have reclassified certain items in the accompanying Consolidated Financial Statements for prior years to be comparable with 2017 classifications. Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our TwinSpires segment. The prior year amounts were reclassified to conform to this presentation.
There was no impact from these reclassifications on net income or cash flows.
Revenue Recognition
Racing and TwinSpires
Racing and TwinSpires revenue is generated by pari-mutuel wagering on live and simulcast racing content. Additionally, we generate revenue through sponsorships, admissions, television rights, concessions, programs and parking.
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
Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our advance deposit wagering providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and advance deposit wagering providers. Advance deposit wagering consists of patron wagers through an advance deposit account. The pari-mutuel revenue earned in 2017 approximated 18.3% of handle for the TwinSpires segment and 11.1% of handle for the Racing segment.
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
Revenue from PSLs is recognized when the Kentucky Oaks, Kentucky Derby and Breeders’ Cup races occur on a ratable basis over the term of the contract. Luxury suites are sold for specific racing events as well as for a predetermined contractual term. Revenue related to the sale of luxury suites is recognized when the related event occurs.
Casino
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
We evaluate our digital storefront agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games, which we consider in determining if revenue should be reported gross or net. We primarily use digital storefronts for distributing our social casino and casual free-to-play games. Key indicators that we evaluate in order to reach this determination include:

•	the terms and conditions of our contracts with the digital storefronts;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game;

•	whether the party which sets the pricing with the end-user has the credit risk and provides customer support; and

•	the party responsible for the fulfillment of the game and that determines the specifications of the game.
Based on the evaluation of the above indicators, we have determined that we are generally acting as a principal and are the primary obligor to end-users for games distributed through digital storefronts; and therefore, we recognize revenue related to these arrangements on a gross basis.
Goodwill and Indefinite Intangible Assets
During 2017, the Company changed its annual goodwill and indefinite-lived impairment testing date from March 31 to April 1 of each year. As a result, the annual impairment tests were performed as of March 31, 2017 and April 1, 2017. The change was made to better align with our forecasting process and to provide the Company with additional time to complete our annual goodwill and indefinite-lived intangible impairment testing in advance of our quarterly reporting. The Company believes this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances. The resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.
We perform an annual review for impairment of goodwill and indefinite-lived intangible assets each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics.
Goodwill and intangible assets can or may be required to be tested using a two-step impairment test. An entity may assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step process can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require significant judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results.
Our slots gaming rights and casinos' trade names are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trade names indefinitely and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. These indefinite lived intangible assets are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the slots gaming rights and trade name intangible assets exceed fair value, an impairment loss is recognized.
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
We review the carrying value of our property and equipment to be held and used in our operations whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.
There are three generally accepted approaches available in developing an opinion of value: 1) the cost approach, which is the price a prudent investor would pay to produce or construct a similar new item; 2) the market approach, which is typically used for land valuations by analyzing recent sales transactions of similar sites; and 3) the income approach, which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by market participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.
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
When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
We consider investments with original maturities of three months or less that are readily convertible to cash to be cash equivalents. We have, from time to time, cash in the bank in excess of federally insured limits. Under our cash management system, checks issued but not yet presented to banks that would result in negative bank balances when presented are classified as a current liability in the accompanying Consolidated Balance Sheets.
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
Allowance for Doubtful Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and other factors that affect our expectation of future collectability. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collection efforts have ceased.
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
Once the software is placed in operation, we amortize the capitalized software cost as an operating expense over its estimated economic useful life, which is typically 18 months to three years. In addition, enhancements to existing games that increase the functionality of the game are capitalized as game software development and amortized as an operating expense over the game’s estimated economic useful life, which is typically 18 months.
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
Internal Use Software and Research & Development
Internal use software costs for TwinSpires and Big Fish Games software are capitalized in property and equipment, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over its estimated economic useful life, which is generally three years.
We capitalized internal use software in accordance with accounting guidance governing computer software developed or obtained for internal use primarily related to TwinSpires of approximately $7.2 million in 2017, $6.7 million in 2016, and $8.9 million in 2015. We incurred amortization expense of approximately $6.3 million in 2017, $6.0 million in 2016, and $6.2 million in 2015 for projects which had been placed in service. Capitalized internal use software is classified as equipment and included in property and equipment, net in the accompanying Consolidated Balance Sheets.
Research and development expenditures are expensed as incurred. We recognized research and development expense of $39.6 million in 2017, $39.0 million in 2016, and $39.4 million in 2015 specific to Big Fish Games, which is included in discontinued operations in the accompanying Consolidated Statements of Comprehensive Income.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Investments in and Advances to Unconsolidated Affiliates
We have investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' income and losses, amortization of certain basis differences as well as capital contributions to and distributions from these companies. Distributions in excess of equity method income are recognized as a return of investment and recorded as investing cash inflows in the accompanying Consolidated Statements of Cash Flows. We classify income and losses as well as gains and impairments related to our investments in unconsolidated affiliates as a component of other income (expense) in the accompanying Consolidated Statements of Comprehensive Income.
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
Debt Issuance Costs and Loan Origination Fees
Debt issuance costs and loan origination fees associated with our term debt, revolver, and notes payable are amortized as interest expense over the term of each respective financial instrument. Debt issuance costs and loan origination fees associated with our term debt and notes payable are presented as a direct deduction from the carrying amount of the related liability. Debt issuance costs and loan origination fees associated with our revolver are presented as an asset.
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the state and local jurisdictions in which we conduct business. Individual states and local jurisdictions set tax rates which range from 1.5% to 46% of net casino revenue and from 0.5% to 10% of the total pari-mutuel handle wagered by patrons.
Purse Expense
We recognize purse expense based on the statutorily or contractually determined amount of revenue that is required to be paid out in the form of purses to the qualifying finishers of horseraces run at our racetracks in the period in which wagering occurs. We incur a liability for all unpaid purses to be paid out.
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
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense reported in continuing operations of approximately $24.8 million in 2017, $23.1 million in 2016, and $23.0 million in 2015. We incurred advertising and marketing expense reported in discontinued operations of approximately $116.6 million in 2017, $127.9 million in 2016, and $107.7 million in 2015.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Stock-Based Compensation
All stock-based payments to employees and directors, including grants of employee stock options and restricted stock, are recognized as compensation expense over the service period based on the fair value on the date of grant. For awards that have a graded vesting schedule, we recognize expense on a straight-line basis for each separately vesting portion of the award. We recognize forfeitures of awards as incurred.
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
Common Stock Share Repurchases
From time-to-time, we repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. Share repurchases constitute authorized but unissued shares under the Kentucky laws under which we are incorporated. Additionally, our common stock has no par or stated value. Accordingly, we record the full value of share repurchases, upon the trade date, against common stock on our Consolidated Balance Sheets except when to do so would result in a negative balance in such common stock account. In such instances, on a reporting period basis, we record the cost of any further share repurchases as a reduction to retained earnings. Due to the large number of share repurchases of our common stock over the past several years our common stock balance frequently will be zero at the end of any given reporting period. Refer to Note 12, Shareholders' Equity, for additional information on our share repurchases.
Recent Accounting Pronouncements - effective in 2018
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will adopt the new revenue standard in 2018 using the modified retrospective method. The application of the new standard will result in cumulative effect adjustments being recognized through opening retained earnings on January 1, 2018.
While we are continuing to assess all potential impacts of the new revenue standard, we have identified the following areas of impact:

(i)
The first area relates to accounting for breakage revenue for the outstanding premium game club credits for Big Fish Games; however, due to the Big Fish Transaction, this will not have an impact on our revenues prospectively. Currently, Big Fish Games records breakage revenue for outstanding premium game credits when the credits have legally expired. Under the new standard, Big Fish Games will be required to recognize the expected breakage related to outstanding premium game club credits as revenue in proportion to the pattern of game club credits redeemed by customers.

(ii)
The second area relates to accounting for loyalty points under our various rewards programs which are earned by customers at our casinos. Our accumulated loyalty points are redeemable for free complimentaries, including free game play, food and beverage. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided. Under the new standard, we will defer the standalone selling price of the complimentaries until the future revenue transaction occurs. Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will result in a significant cumulative effect adjustment nor a significant impact on our revenues prospectively.

(iii)
The third area relates to our presentation of accounts receivable and deferred revenue related to advanced billings in our Racing segment. Under the current standard, we recognize an accounts receivable asset and related deferred revenue liability at the time of billing. The new standard requires recognition of an accounts receivable asset and related deferred revenue liability when we have a right to consideration under the contract. This change will not result in a cumulative adjustment upon adoption or timing of revenue recognition.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Another aspect of Topic 606 the Company is currently evaluating is whether we are acting as the principal or as the agent in determining if revenue should be reported gross or net in our Racing and TwinSpires segments based on the terms of our contracts and governing laws. Currently, we report commissions and simulcast fees and certain pari-mutuel taxes paid on a gross basis. Any changes related to principal versus agent determination would only impact the presentation of net revenue and expense and there would be no cumulative effect adjustment nor any impact on net income or cash flows prospectively.
Under the new revenue standard, entities also are required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. See Note 20, Segment Information, for the disaggregation of our revenue under the current accounting standards in effect for each of the three years in the period ended December 31, 2017. Upon adoption of the new revenue standard, we expect to disaggregate our revenues consistently with the disaggregation reflected in Note 20, Segment Information. We are currently evaluating the new revenue standard's disclosure requirements, beyond the requirement to disaggregate revenue. We are also assessing the impact of the new revenue standard on our internal controls over financial reporting.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile the cash, cash equivalents, and restricted cash in the statement of cash flows to the balance sheet and disclose the nature of the restrictions on restricted cash. The guidance will become effective in 2018 and is to be applied at the beginning of the earliest comparative period of financial statements using the retrospective method. Currently, our statement of cash flows reconciles total cash and cash equivalents to the balance sheet. While we are continuing to assess all potential impacts of the standard, we will be required to reconcile total cash, cash equivalents, and restricted cash from our statement of cash flows to the balance sheet.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will become effective in 2018 and is to be applied at the beginning of the earliest comparative period of financial statements using the retrospective method. We do not expect a material impact to our statement of cash flows as a result of this new standard.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting for stock compensation expense. The guidance will become effective in 2018 and is to be applied prospectively. We will assess the impact of the new accounting guidance as necessary for future transactions.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance will become effective in 2018 and is to be applied prospectively. We will assess the impact of the new accounting guidance as necessary for future transactions.
Recent Accounting Pronouncements - effective in 2019 or thereafter
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. As currently issued, ASU 2016-02 will be effective in 2019 with earlier adoption permitted, and is to be applied at the beginning of the earliest comparative period in the financial statements using a modified retrospective approach. We are currently evaluating the impact of our pending adoption of this new standard, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which makes more financial and nonfinancial hedging strategies eligible for hedge accounting. The new guidance is intended to more closely align hedge accounting with entities' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new standard is effective in 2019 with early adoption permitted in any interim or annual period prior to 2019. We are currently evaluating the timing of our adoption and impact of the new accounting guidance on our financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance will become effective in 2020, and is to be applied through a modified retrospective approach during the year of adoption. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The new guidance is effective in 2020 with early adoption permitted for any goodwill impairment test performed between January 1, 2017 and January 1, 2020, and is to be applied prospectively. We are currently evaluating the timing of our adoption and impact of the new accounting guidance on our financial statements and related disclosures.
3. DISCONTINUED OPERATIONS
On January 9, 2018, pursuant to the Stock Purchase Agreement entered into on November 29, 2017, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
The following table presents the financial results of Big Fish Games included in “Income (loss) from discontinued operations, net of tax”:

	Years Ended December 31,
(in millions)	2017	2016	2015
Net revenue	$466.0	$486.2	$413.7
Operating expenses	369.0	398.9	340.1
Selling, general and administrative expense	27.8	20.9	15.2
Research and development	39.6	39.0	39.4
Transaction expense, net	4.7	5.8	21.7
Total operating expense	441.1	464.6	416.4
Operating income (loss)	24.9	21.6	(2.7)
Other expense	(1.7)	(0.9)	(0.6)
Income (loss) from discontinued operations before provision for income taxes	23.2	20.7	(3.3)
Income tax provision	(5.1)	(9.3)	(2.3)
Income (loss) from discontinued operations, net of tax	$18.1	$11.4	$(5.6)

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The following table presents the major classes of assets and liabilities presented as held for sale related to the Big Fish Transaction as of December 31, 2017 and 2016:

	December 31,
(in millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2.6	$3.4
Accounts receivable	42.9	24.7
Game software development, net	6.9	9.6
Other current assets	16.7	33.1
Current assets of discontinued operations held for sale	69.1	70.8
Property and equipment, net	16.4	13.8
Game software development, net	13.5	6.3
Goodwill	530.7	530.7
Other intangible assets, net	238.8	271.7
Other assets	24.0	0.8
Long-term assets of discontinued operations held for sale	823.4	823.3
Total assets	$892.5	$894.1
LIABILITIES
Current liabilities:
Accounts payable	$5.5	$3.7
Accrued expense	35.0	26.9
Deferred revenue	85.1	81.3
Big Fish Games deferred payment	28.4	27.8
Big Fish Games earnout liability	34.2	67.9
Current liabilities of discontinued operations held for sale	188.2	207.6
Deferred income taxes	47.6	90.0
Other liabilities	7.2	2.3
Non-current liabilities of discontinued operations held for sale	54.8	92.3
Total liabilities	$243.0	$299.9
Stock-Based Compensation
As part of the Big Fish Transaction, the vesting dates for all outstanding unvested restricted stock awards, restricted stock unit awards, and performance share units awards (collectively the "Stock Awards") for certain Big Fish Games' employees were accelerated to vest on the closing date. Most of these Stock Awards would not have vested prior to the closing date of the Big Fish Transaction. Therefore, the related stock-based compensation expense previously recognized through the modification date was reduced to zero and a new fair value of the Stock Award was established on the date of the announcement of the Big Fish Transaction. The expense will be amortized during the period from the date of the announcement to the closing of the Big Fish Transaction. The incremental stock-based compensation expense recognized during 2017 due to the acceleration of vesting was $3.4 million, which is included in income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Comprehensive Income.
Total stock-based compensation expense related to Big Fish Games, which includes the accelerated vesting of the Stock Awards and stock options associated with the Company's employee stock purchase plan, was $11.1 million in 2017, $5.6 million in 2016, and $1.3 million in 2015. The Company expects to recognize $3.5 million of remaining stock-based compensation expense related to Big Fish Games in the first quarter of 2018.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Fair Value of Liabilities
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our liabilities measured at fair value on a recurring basis related to our discontinued operations and liabilities held for sale:

	Level 3
(in millions)	December 31, 2017	December 31, 2016
Big Fish Games deferred payments	$28.4	$27.8
Big Fish Games earnout liability	34.2	67.9
Total	$62.6	$95.7
The following table presents the change in fair value of our instruments classified within Level 3 related to our discontinued operations and liabilities held for sale:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Total
Balance as of December 31, 2016	$27.8	$67.9	$95.7
Payments	—	(34.2)	(34.2)
Change in fair value	0.6	0.5	1.1
Balance as of December 31, 2017	$28.4	$34.2	$62.6
On March 27, 2017, the Company amended the Agreement and Plan of Merger associated with the Company's acquisition of Big Fish Games dated as of December 16, 2014, to extend the deferral of the earnout consideration payable and the Big Fish Games' founder deferred payment on December 15, 2017 to January 3, 2018. The estimated fair value of the Big Fish Games deferred payment and earnout liability as of December 31, 2017 was equal to the cash paid on January 3, 2018. The increase in fair values of the Big Fish Games deferred payment and earnout liability of $1.1 million in 2017, $5.7 million in 2016 and $21.7 million in 2015 is included in discontinued operations in the accompanying Consolidated Statements of Comprehensive Income.
4. ACQUISITION
On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which has not had a material impact on our results of operations, financial condition or cash flows. The Company has not included other disclosures regarding BetAmerica because the acquired business is immaterial to our business.
5. ACCOUNTS RECEIVABLE
Accounts receivable is comprised of the following:

	As of December 31,
(in millions)	2017	2016
Trade receivables	$5.5	$7.0
Derby-related receivables	22.3	27.1
Simulcast and mobile and online wagering receivables	20.5	21.0
Other receivables	4.9	5.0
	53.2	60.1
Allowance for doubtful accounts	(3.6)	(3.5)
Total	$49.6	$56.6
We recognized bad debt expense of $1.2 million in 2017, $1.1 million in 2016 and $0.9 million in 2015.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

6. PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

	As of December 31,
(in millions)	2017	2016
Grandstands and buildings	$439.8	$410.5
Equipment	286.7	258.3
Tracks and other improvements	177.9	157.3
Land	131.7	117.5
Furniture and fixtures	60.3	54.4
Construction in progress	23.5	26.7
Artwork	2.2	2.1
	1,122.1	1,026.8
Accumulated depreciation	(514.1)	(466.2)
Total	$608.0	$560.6
Depreciation expense was $49.1 million in 2017, $49.1 million in 2016 and $47.6 million in 2015 and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income.
During the fourth quarter of 2017, the Company recorded a $13.7 million non-cash impairment charge related to certain i-Gaming assets included in our TwinSpires segment. The impairment was due to a change in the Company's planned usage of these assets.
On November 8, 2016, we completed the sale of 61 acres of excess, undeveloped land at Calder for which we received total proceeds of $25.6 million. We recognized a gain of $23.7 million on the sale of the Calder land, which is included in operating expenses in the accompanying Consolidated Statements of Comprehensive Income.
The Company received proceeds from the Calder land sale of $25.6 million, of which $14.0 million was placed in a qualified intermediary trust for the purchase of previously identified real property. We utilized the entire escrow amount during 2017, resulting in a zero balance at December 31, 2017, compared to our $13.6 million receivable from the qualified intermediary trust at December 31, 2016 included in our accompanying Consolidated Balance Sheets.
7. CALDER EXIT COSTS
The Company has an agreement with The Stronach Group ("TSG") that expires on December 31, 2020 under which we permit TSG to operate and manage Calder's racetrack and certain other racing and training facilities and to provide live horseracing under Calder’s racing permits. During the term of the agreement, TSG pays Calder a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
Based on our assessment of potential alternative uses of the Calder property, we razed the barns that were not associated with the TSG agreement and commenced the demolition of the grandstand and certain ancillary facilities. The Company recognized Calder exit costs of $0.8 million in 2017, $2.5 million in 2016, and $13.9 million in 2015 in our accompanying Consolidated Statements of Comprehensive Income related to demolition costs for the removal of the grandstand. The Calder exit costs recognized in 2015 included a non-cash impairment charge of $12.7 million to reduce the net book value of the grandstand assets to zero.
Refer to Note 6, Property and Equipment, for the description of the gain on the Calder land sale of $23.7 million.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

8. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Summarized below is financial information for our equity investments:

	December 31,
(in millions)	2017	2016
Assets
Current assets	$64.5	$38.8
Property and equipment, net	234.6	198.0
Other assets, net	236.5	165.0
Total assets	$535.6	$401.8

Liabilities and Members' Equity
Current liabilities	$100.3	$77.5
Long-term debt	110.1	69.2
Other liabilities	0.1	0.1
Members' equity	325.1	255.0
Total liabilities and members' equity	$535.6	$401.8

	Years Ended December 31,
(in millions)	2017	2016	2015
Net revenue	$303.3	$216.1	$195.2
Operating and SG&A expense	204.9	142.8	137.2
Depreciation and amortization	25.9	18.5	15.2
Operating income	72.5	54.8	42.8
Interest and other expense, net	(8.5)	(6.9)	(6.2)
Net income	$64.0	$47.9	$36.6
Miami Valley Gaming Joint Venture
We own a 50% interest in MVG, which has a harness racetrack and video lottery terminal ("VLT") gaming facility in Lebanon, Ohio. Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in this entity.
Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
The joint venture's long-term debt consists of a $50.0 million secured note payable from MVG payable quarterly over 6 years through August 2019 at a 5.0% interest rate for which it has funded $33.3 million in principal repayments. We received distributions from MVG of $17.0 million in 2017, $15.0 million in 2016 and $15.0 million in 2015.
Our accompanying Consolidated Statements of Comprehensive Income include our 50% share of MVG's net income as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Equity in income of unconsolidated investments	$16.7	$14.2	$10.6
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
On January 3, 2017, Old Bay acquired all of the equity interests of Ocean Enterprise 589 LLC, Ocean Downs LLC and Racing Services LLC (collectively, "Ocean Downs"). The Company's portion of the initial equity investment in Ocean Downs was $24.0 million. Ocean Downs, located near Ocean City, Maryland, owns and operates VLTs and table games at the Casino at Oceans Downs and conducts harness racing at Ocean Downs Racetrack. The Company's 25% interest in SCH provides an additional 12.5% interest in Ocean Downs, resulting in an effective 62.5% interest in Ocean Downs. Since both the Company and SCH have participating rights and both must consent to Old Bay's operating, investing and financing decisions, the Company accounts for Ocean Downs using the equity method of accounting.
9. GOODWILL
Goodwill is comprised of the following:

(in millions)	Racing	Casino	TwinSpires	Total
Balances as of December 31, 2016	$51.7	$117.7	$132.1	$301.5
Additions	—	—	16.1	16.1
Balances as of December 31, 2017	$51.7	$117.7	$148.2	$317.6
In 2017, we established goodwill of $16.1 million related to the BetAmerica acquisition. There were no changes to goodwill from December 31, 2015 to December 31, 2016.
We performed our annual goodwill and indefinite-lived intangible impairment analysis as of March 31, 2017 and again as of April 1, 2017, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. We assessed goodwill by performing step one fair value calculations on a quantitative basis for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying value and therefore step two of the assessment was not required.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

10. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of the following:

	December 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$16.7	$(10.6)	$6.1	$27.1	$(22.4)	$4.7
Favorable contracts	11.0	(6.8)	4.2	11.0	(6.2)	4.8
Other	7.1	(1.5)	5.6	3.7	(1.0)	2.7
Table games license	2.7	(0.6)	2.1	2.7	(0.4)	2.3
Slots gaming license	2.3	(1.1)	1.2	2.3	(1.1)	1.2
	$39.8	$(20.6)	$19.2	$46.8	$(31.1)	$15.7
Indefinite-lived intangible assets:
Trademarks			21.2			25.7
Slots gaming rights			128.9			128.9
Illinois Horseracing Equity Trust			—			3.3
Other			0.1			0.4
Total			$169.4			$174.0
In 2017, we established definite-lived intangible assets of $4.7 million for customer relationships and $3.4 million for other intangibles related to the BetAmerica acquisition.
Amortization expense for definite-lived intangible assets was approximately $6.8 million in 2017, $9.4 million in 2016 and $10.5 million in 2015 and is classified in operating expense. We submitted payments of $2.3 million for 2017 and 2016 for annual license fees for Calder Casino, which are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of trademarks and state gaming licenses in Maine, Mississippi and Louisiana.
We performed our annual indefinite-lived intangible asset impairment analysis for 2017 which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts.
During the fourth quarter of 2017, the Company recorded a $4.7 million non-cash impairment charge related to our Bluff acquisition ($4.5 million for a trademark and $0.2 million related to customer relationships), which is included in our TwinSpires segment, and a $3.3 million non-cash impairment charge related to our Illinois Horseracing Equity Trust, which is included in our Racing segment. These impairments were due to changes in the business climate in the fourth quarter of 2017 that resulted in projected future cash flows being less than carrying value.
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2018	$4.8
2019	2.1
2020	1.9
2021	1.8
2022	1.8
Future estimated amortization expense does not include additional payments of $2.3 million in 2018 and in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or paid.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

11. INCOME TAXES
Components of the provision for income taxes are as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Current provision:
Federal	$29.5	$33.6	$33.3
State and local	3.0	3.3	3.2
	32.5	36.9	36.5
Deferred (benefit) provision:
Federal	(53.0)	12.7	6.0
State and local	0.8	1.1	2.1
Foreign	(0.2)	—	—
	(52.4)	13.8	8.1
	$(19.9)	$50.7	$44.6
Income from operations before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Domestic	$102.2	$146.4	$114.1
Foreign	0.3	1.0	1.3
	$102.5	$147.4	$115.4
Our income tax (benefit) expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Federal statutory tax on earnings before income taxes	$35.9	$51.6	$40.4
State income taxes, net of federal income tax benefit	2.5	4.0	2.0
Non-deductible officer's compensation	4.7	2.3	2.0
Change in enacted tax rates	(57.7)	0.1	0.7
Windfall deduction from equity compensation	(5.2)	(4.9)	—
Other	(0.1)	(2.4)	(0.5)
	$(19.9)	$50.7	$44.6
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. As a result of the Tax Act, the Company’s deferred tax assets and liabilities have been re-measured at December 22, 2017, using the maximum U.S. federal tax rate of 21%. The impact of this balance sheet re-measurement was $56.9 million of future tax benefits recognized by the Company in the fourth quarter of 2017. In addition to the future tax benefit recognized by the Company due to the reduced federal tax rate, the Company recognized $0.8 million of tax benefits in relation to the mandatory deemed repatriation of its foreign earnings and profits pursuant to the Tax Act in combination with the reversal of deferred tax liabilities that had been maintained on foreign earnings.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company has made estimates for certain provisions of the Tax Act which are considered to be incomplete. The accounting for these estimates will be finalized during a one-year measurement period following the enactment of the Tax Act. The following is a list of sections of the Tax Act for which we have made an estimate:

•
We have estimated the impact of non-deductible officer’s compensation and recognized provisional tax expense of $4.7 million. This estimate considers certain performance compensation plans to be tax-deductible due to their establishment before enactment of the Tax Act. We are continuing our consideration of the new rules and any additional information that needs to be acquired for this section of the Tax Act.

•
We have made a reasonable estimate of tax depreciation, providing a $19.7 million provisional tax benefit which includes the accelerated cost recovery allowance granted by the Tax Act effective September 27, 2017. However, our inventory of capital expenditures requires further analysis to finalize the deductibility allowed by the Tax Act.

•
We have made a reasonable estimate of the tax consequences of mandatory deemed repatriation required by the Tax Act and recorded provisional tax expense of $0.9 million. We are continuing to evaluate certain applications related to this section of the Tax Act and the application of ASC 740.

•
We have re-measured our deferred taxes as of December 22, 2017 at a reduced corporate tax rate of 21% and recognized a provisional future tax benefit of $56.9 million. While we are able to make a reasonable estimate of this impact, it may be affected by other elements of the Tax Act including, but not limited to capital expensing and non-deductible officer’s compensation.

Components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2017	2016
Deferred tax assets:
Deferred compensation plans	$6.5	$10.7
Deferred income	4.7	4.3
Allowance for uncollectible receivables	0.8	1.2
Deferred liabilities	2.1	3.0
Net operating losses and credit carryforward	5.1	8.1
Deferred tax assets	19.2	27.3
Valuation allowance	(0.2)	(0.4)
Net deferred tax asset	19.0	26.9
Deferred tax liabilities:
Intangible assets in excess of tax basis	29.2	41.2
Property and equipment in excess of tax basis	22.4	34.8
Equity investments in excess of tax basis	6.8	11.1
Other	1.2	3.0
Deferred tax liabilities	59.6	90.1
Net deferred tax liability	$(40.6)	$(63.2)
As of December 31, 2017, we have federal net operating loss carryforwards of $9.6 million which were acquired in conjunction with the acquisition of Youbet.com. The utilization of these losses, which expire between 2023 and 2030, is limited on an annual basis pursuant to Internal Revenue Code ("IRC") § 382. We believe that we will be able to fully utilize all of these losses. In addition, we have $2.1 million of state net operating losses, $0.5 million of which was acquired in conjunction with the acquisitions of Youbet.com. These losses, which expire between 2028 and 2030, may be subject to annual limitations similar to IRC § 382. We have recorded a valuation allowance of $0.2 million against the state net operating losses due to the fact that it is unlikely that we will generate income in certain states which is necessary to utilize the assets.
The Internal Revenue Service has completed audits through 2012. Tax years 2014 and after are open to examination. State and local tax years open for examination vary by jurisdiction.
As of December 31, 2017, we had approximately $2.9 million of total gross unrecognized tax benefits. If the total gross unrecognized tax benefits were recognized, there would be a $2.8 million effect to the annual effective tax rate. We anticipate a

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

decrease in our unrecognized tax positions of approximately $0.2 million during the next twelve months primarily due to the expiration of statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2017	2016	2015
Balance as of January 1	$2.3	$1.8	$1.5
Additions for tax positions related to the current year	0.5	0.5	0.3
Additions for tax positions of prior years	0.3	0.1	0.2
Reductions for tax positions of prior years	(0.2)	(0.1)	(0.2)
Balance as of December 31	$2.9	$2.3	$1.8
12. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
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
On November 19, 2015, we repurchased approximately 945,000 common shares for $138.1 million in a privately negotiated transaction with a related party, The Duchossois Group ("TDG"), our largest shareholder. The aggregate purchase price for the transaction was based on a share price of $146.13, which was the average of the twenty-day trailing closing price for our common stock through November 18, 2015.
On February 24, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock in a stock repurchase program. The new program replaced the prior $150.0 million plan which was in effect at December 31, 2015 and had unused authorization of $11.9 million. During 2016, we repurchased 211,790 shares of our common stock in conjunction with our stock repurchase program at a total cost of $27.6 million based on settlement date. We had approximately $122.4 million of repurchase authority remaining under this program at December 31, 2016 based on settlement date.
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The new program replaced the prior $150.0 million program that was authorized in February 2016 and had unused authorization of $114.6 million. The new authorized amount included and was not in addition to any unspent amount remaining under the prior authorization in February 2016. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. Share repurchases result in the shares being retired, and the cost of the shares acquired are treated as a reduction from common stock and retained earnings. The repurchase program has no time limit and may be suspended or discontinued at any time.
On June 9, 2017, we entered into an agreement with an affiliate of TDG to repurchase 1,000,000 shares of the Company's common stock for $158.78 per share in a privately negotiated transaction. The aggregate purchase price was $158.8 million.
For the year ended December 31, 2017, including the repurchase of 1,000,000 shares from TDG, we have repurchased 1,077,029 shares of our common stock under the April 2017 stock repurchase program at a total cost of $171.7 million. We had approximately $78.3 million of repurchase authority remaining under this program at December 31, 2017.
On November 29, 2017, the Board of Directors of the Company approved up to $500.0 million of share repurchases from the proceeds of the Big Fish Transaction. This amount is in addition to any unspent amounts remaining under the prior authorization which was in effect at April 25, 2017. Refer to Note 23, Subsequent Events, for additional information.
Shareholder Rights Plan
On March 13, 2008, our Board of Directors approved a shareholder rights plan which expires on March 13, 2018 and granted each shareholder the right, in certain circumstances, to purchase a fraction of a share of Series A Junior Participating Preferred Stock at the rate of one right for each share of our common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of our common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of our common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) we

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

engage in a merger or other business combination transaction in which we are not the surviving corporation (other than with an entity that acquired the shares pursuant to an offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of us and our shareholders, after receiving advice from one or more investment banking firms (a "Qualifying Offer") ), (ii) we engage in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which we are the surviving corporation and our common stock is changed or exchanged, or (iii) 50% or more of our assets, cash flow or earnings power is sold or transferred, each holder of a right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50)% or more of the outstanding common stock, the Board of Directors may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of preferred stock (or of a share of a class or series of our preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).
13. DIRECTOR AND EMPLOYEE BENEFIT PLANS
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
Other Retirement Plans
We have a profit-sharing plan that covers all employees not otherwise participating in an associated profit-sharing plan, with three months or more of service. We will match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was approximately $2.7 million in 2017, $2.5 million in 2016, and $2.5 million in 2015.
We are a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense was $0.6 million in 2017, 2016 and 2015. Our policy is to fund this expense as accrued, and we currently estimate that future contributions to these plans will not increase significantly from prior years.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

14. TOTAL DEBT
The following table presents our total debt outstanding:

	As of December 31, 2017
		Unamortized Premium, Debt Issuance Costs and Loan Origination Fees
(in millions)	Outstanding Principal	Premium	Issuance Costs and Fees	Long-Term Debt, Net
2017 Credit Agreement:
Term Loan B due 2024	$400.0	$—	$5.1	$394.9
Revolving Credit Facility	239.0	—	—	239.0
Swing line of credit	3.0	—	—	3.0
Total 2017 Credit Agreement	642.0	—	5.1	636.9
2028 Senior Notes	500.0	—	7.7	492.3
Total debt	1,142.0	—	12.8	1,129.2
Current maturities of long-term debt	4.0	—	—	4.0
Total debt, net of current maturities	$1,138.0	$—	$12.8	$1,125.2

	As of December 31, 2016
		Unamortized Premium, Debt Issuance Costs and Loan Origination Fees
(in millions)	Outstanding Principal	Premium	Issuance Costs and Fees	Long-Term Debt, Net
2014 Credit Agreement:
Senior Secured Credit Facility due 2021	$135.0	$—	$—	$135.0
Term Loan A due 2021	179.3	—	0.5	178.8
Swing line of credit	13.2	—	—	13.2
Total 2014 Credit Agreement	327.5	—	0.5	327.0
2021 Senior Notes	600.0	2.5	7.8	594.7
Total debt	927.5	2.5	8.3	921.7
Current maturities of long-term debt	14.2	—	—	14.2
Total debt, net of current maturities	$913.3	$2.5	$8.3	$907.5
2017 Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (the "2017 Credit Agreement") with a syndicate of lenders. The 2017 Credit Agreement replaced the 2014 Credit Agreement. The 2017 Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2022 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The 2017 Credit Agreement is collateralized by substantially all assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's net leverage ratio, which was LIBOR plus 175 points at December 31, 2017. The Term Loan B bears interest at LIBOR plus 200 basis points.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for maintenance of a maximum consolidated secured net leverage ratio (4.0 to 1.0 or 4.5 to 1.0 for the year following any permitted acquisition greater than $100.0 million) and maintenance of a minimum consolidated interest coverage ratio of 2.5 to 1.0. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at December 31, 2017.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2017, the Company's commitment fee rate was 0.25%.
Upon closing of the Big Fish Transaction on January 9, 2018, the Company used a portion of the proceeds to pay down the $242.0 million balance as of December 31, 2017 on the Revolver.
As a result of the Company's 2017 Credit Agreement, $5.1 million of debt issuance costs were capitalized associated with the Term Loan B and will be amortized as interest expense over the respective debt period, or 7 years. The Company also capitalized $1.6 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over the respective debt period, or 5 years.
2014 Credit Agreement
The Company used the proceeds from the 2017 Credit Agreement to repay in full and terminate the 2014 Credit Agreement. The 2014 Credit Agreement provided for a maximum aggregate commitment of $500.0 million consisting of a Senior Secured Credit Facility and Term Loan A. In conjunction with the repayment of all outstanding borrowings on the 2014 Credit Agreement, the Company expensed approximately $0.4 million of debt issuance costs relating to the Term Loan A in the fourth quarter of 2017, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. In addition, at any time prior to January 15, 2021, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price equal to 104.75% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) and enter into transactions with affiliates.
In connection with the issuance of the 2028 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
2021 Senior Notes
The 2021 Senior Notes were comprised of 5.375% Senior Unsecured Notes that mature on December 15, 2021, which were issued in an initial offering of $300.0 million in aggregate principal amount at par, completed on December 16, 2013, and an additional offering of $300.0 million in aggregate principal amount at 101%, completed on December 16, 2015. Interest on the 2021 Senior Notes was payable on June 15th and December 15th of each year.
The Company used the proceeds from the 2017 Credit Agreement and 2028 Senior Notes to redeem the 2021 Senior Notes and to pay related fees and expenses. The 2021 Senior Notes were redeemed at a price equal to the principal amount thereof and the applicable "make-whole" premium, $16.1 million, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income. The Company accounted for the redemption of the 2021 Senior Notes as an extinguishment and wrote off $6.3 million of unamortized debt issuance costs and incurred a benefit of $2.0 million related to the unamortized bond premium, both of which are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2018	$4.0
2019	4.0
2020	4.0
2021	4.0
2022	246.0
Thereafter	880.0
Total	$1,142.0
15. OPERATING LEASES
Future minimum operating lease payments on non-cancelable leases are as follows, not including the variable portion of contingent leases (in millions):

Years Ended December 31,

2018	$5.2
2019	4.3
2020	3.8
2021	3.4
2022	1.9
Thereafter	3.2
Total	$21.8
We also lease totalisator equipment, audio/visual equipment and operate certain facilities that are partially contingent on handle revenue, bandwidth usage or race days. Total annual rent expense for contingent lease payments, including totalisator equipment, audio/visual equipment, land and facilities, was approximately $3.6 million in 2017, $3.4 million in 2016 and $3.5 million in 2015. Our total rent expense for all operating leases, including the contingent lease payments, was $18.3 million in 2017, $18.9 million in 2016, and $19.7 million in 2015.
In 2002, as part of financing improvements to the Churchill Downs facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
16. STOCK-BASED COMPENSATION PLANS
On December 31, 2017, we had stock-based employee compensation plans as described below. Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, stock option awards, and stock options associated with our employee stock purchase plan was $16.0 million in 2017, $13.3 million in 2016, and $12.5 million in 2015. The income tax benefit related to stock-based employee compensation expense was $5.5 million in 2017, $4.9 million in 2016, and $4.5 million in 2015.
2016 Omnibus Stock Incentive Plan
On February 24, 2016, we replaced our previous stock compensation program, the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the "2007 Incentive Plan") with a new program, the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan ("the 2016 Incentive Plan"). The 2016 Incentive Plan is intended to advance our long-term success by encouraging stock ownership among key employees and the Board of Directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock ("RSA"), restricted stock units ("RSU"), performance share units ("PSU"), performance units, or performance cash. The 2016 Incentive Plan has a minimum vesting period of one year for awards granted. During 2017, we granted stock awards under the 2016 Incentive Plan.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Restricted Stock, Restricted Stock Units, and Performance Share Units
The 2016 Incentive Plan and the 2007 Incentive Plan (collectively "the 2016 and 2007 Plans") permit the award of RSAs or RSUs to directors and key employees, including our officers who are from time to time responsible for the management, growth and protection of our business. RSAs and RSUs granted to employees under the 2016 and 2007 Plans generally vest either in full upon three years from the date of grant or on a pro-rata basis over a three year term. RSAs are legally issued common stock at the time of grant, with certain restrictions placed on them. RSUs granted to employees are converted into shares of our common stock at vesting. The RSUs granted to directors under the 2016 and 2007 Plans generally vest in full upon one year from the date of grant. RSUs granted to directors are converted into shares of our common stock at the time of the director's retirement. The fair value of RSAs and RSUs that vest solely based on continued service under the 2016 and 2007 Plans is determined by the product of the number of shares granted and the grant date market price of our common stock.
On September 22, 2015, the Board of Directors approved the adoption of the Executive Long-Term Incentive Compensation Plan (the "ELTI Plan"), pursuant to which certain named executive officers ("NEOs") and other key executives may earn variable equity payouts based upon us achieving certain key performance metrics over a specified period. The ELTI Plan was adopted pursuant to the 2016 and 2007 Plans, which were previously approved by our shareholders.
The vesting criteria for the PSU awards granted in 2015, 2016, and 2017 were based on a three year performance and service period. The two performance criteria were a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the entire three year period, and a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
The PSU awards also include a market condition related to relative total shareholder return ("TSR"). Our TSR will be ranked versus the companies in the Russell 2000 index and will be calculated based on our relative placement within the Russell 2000 index. The PSU awards may be adjusted based on the Company’s TSR, by increasing the PSU awards by 25% if the Company’s TSR is in the top quartile, decreasing the PSU awards by 25% if the Company’s TSR is in the bottom quartile, and providing no change to the PSU awards if the Company’s TSR is in the middle two quartiles. Once applying any TSR adjustment, the maximum number of PSUs that can be earned for a performance period is 250% of the original award.
The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSUs and PSUs granted to certain NEOs is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms
2015	RSU	23	Majority vest equally over two service periods ending December 31 of 2016 and 2017
2015	PSU	17	Three year performance and service period ending December 31, 2017
2016	RSU	20	Vest equally over three service periods ending December 31 of 2016, 2017, and 2018
2016	PSU	20	Three year performance and service period ending December 31, 2018
2017	RSU	22	Vest equally over three service periods ending December 31 of 2017, 2018, and 2019
2017	PSU	21	Three year performance and service period ending December 31, 2019
(1) PSUs presented are based on the target number of units for the original PSU grant. If both performance criteria do not achieve a minimum of 85% of their respective targets, no units will be awarded for the PSU grant.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

A summary of the RSAs granted to certain NEOs and employees and RSUs granted to directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Shares/Units Awarded	Vesting Terms
2015	RSA	137	Vest over service periods ranging from seven months to three years
2015	RSU	6	Vest over service period ending in April 2016
2016	RSA	35	Majority vest equally over three service periods ending in January of 2017, 2018, and 2019
2016	RSU	8	Vest over service period ending in April 2017
2017	RSA	29	Vest equally over three service periods ending in February of 2018, 2019, and 2020
2017	RSU	6	Vest over service period ending in April 2018
Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	Market Condition & Performance-Based Awards		Service Period Awards		Total
(in thousands, except grant date values)	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	85	$54.32	264	$57.07	349	$56.40
Granted	17	$153.01	166	$102.34	183	$107.06
Vested	(85)	$48.31	(157)	$65.89	(242)	$57.24
Canceled/forfeited	—	$—	(5)	$91.14	(5)	$91.14
Balance as of December 31, 2015	17	$153.01	268	$71.98	285	$83.71
Granted	20	$141.02	63	$134.04	83	$135.71
Vested	—	$—	(167)	$67.61	(167)	$67.61
Canceled/forfeited	—	$—	(4)	$88.92	(4)	$88.92
Balance as of December 31, 2016	37	$146.57	160	$110.71	197	$111.69
Granted	21	$167.25	58	$156.92	79	$159.75
Adjustments(1)	15	$153.01	—	$—	15	$153.01
Vested	(32)	$153.01	(111)	$110.38	(143)	$119.94
Canceled/forfeited	—	$—	(1)	$125.75	(1)	$125.75
Balance as of December 31, 2017	41	$154.78	106	$136.54	147	$130.75
(1) Adjustments to number of units awarded for PSUs based on achievement of performance and market conditions.
The fair value of shares and units vested was $29.6 million in 2017, $24.3 million in 2016, and $28.4 million in 2015.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), at December 31, 2017 is presented below:

(in millions, except years)	December 31, 2017	Weighted Average Remaining Vesting Period (Years)
Unrecognized RSA expense	$3.0	1.3
Unrecognized RSU expense	2.0	1.3
Unrecognized PSU expense	3.4	1.7
Total	$8.4	1.5

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Employee Stock Options
All remaining stock options under the 2007 Incentive Plan were exercised during 2017. No stock options have been awarded under the 2016 Incentive Plan.
Activity for our stock options is presented below:

(in thousands, except per average exercise price)	Number of Shares Under Option	Weighted Average Exercise Price
Balance as of December 31, 2014	10	$48.63
Granted	—	$—
Exercises	(1)	$49.95
Canceled/forfeited	—	$—
Balance as of December 31, 2015	9	$48.37
Granted	—	$—
Exercises	(5)	$52.58
Canceled/forfeited	—	$—
Balance as of December 31, 2016	4	$43.74
Granted	—	$—
Exercises	(4)	$43.74
Canceled/forfeited	—	$—
Balance as of December 31, 2017	—	$—
The total intrinsic value of stock options exercised was $0.5 million in 2017, $0.4 million in 2016, and $0.1 million in 2015. Cash received from stock option exercises totaled $0.2 million in 2017, $0.2 million in 2016, and $0.1 million in 2015.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "ESP Plan"), we are authorized to sell, pursuant to short-term stock options, shares of our common stock to our full-time and qualifying part-time employees at a discount from our common stock’s fair market value. The ESP Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the following July 31. Compensation expense related to the ESP Plan was not material for any year included in our accompanying Consolidated Statements of Comprehensive Income.
17. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Refer to Note 3, Discontinued Operations, for disclosures relating to our liabilities held for sale. The following tables present our assets measured at fair value on a recurring basis:

	Level 1
(in millions)	December 31, 2017	December 31, 2016
Cash equivalents and restricted cash	$31.2	$34.3
Our cash equivalents and restricted cash that are held in interest-bearing accounts qualify for Level 1 in the fair value hierarchy, which includes unadjusted quoted market prices in active markets for identical assets.
The Company previously accrued for a contingent consideration liability in conjunction with the Bluff acquisition that was based on significant inputs not observed in the market and represent a Level 3 fair value measurement. The estimate of the contingent consideration liability used an income approach and was based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. During the fourth quarter of 2016, the Company eliminated the contingent liability as the legislation did not pass and thus the contingency period expired in February 2017. Therefore, the Company recorded a $2.3 million reduction of the liability which was included in other, net, in the accompanying Consolidated Statements of Comprehensive Income in 2016.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our $500.0 million par value 2028 Senior Notes are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the 2028 Senior Notes was $496.8 million at December 31, 2017.
The following methods and assumptions were used in estimating our fair value disclosures for financial instruments:
Cash equivalents - the carrying amount reported in the balance sheet for cash equivalents approximates our fair value due to the short-term maturity of these instruments.
Long-term debt: 2017 Credit Agreement and 2014 Credit Agreement—The carrying amounts of the borrowings under our 2017 Credit Agreement and 2014 Credit Agreement approximate fair value, based upon current interest rates, representing a Level 2 fair value measurement.
We did not measure any assets at fair value on a non-recurring basis for 2017 and 2016.
18. CONTINGENCIES
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

19. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2017	2016	2015
Numerator for basic net income per common share:
Net income from continuing operations	$122.4	$96.7	$70.8
Net income from continuing operations allocated to participating securities	(0.1)	(1.0)	(0.6)
Net income from discontinued operations	18.1	11.4	(5.6)
Numerator for basic net income per common share	$140.4	$107.1	$64.6

Numerator for diluted net income from continuing operations per common share	$122.4	$96.7	$70.8

Numerator for diluted net income per common share	$140.5	$108.1	$65.2

Denominator for net income per common share:
Basic	15.7	16.4	17.2
Plus dilutive effect of stock awards	0.2	0.2	0.1
Plus dilutive effect of participating securities	0.1	0.2	0.3
Diluted	16.0	16.8	17.6

Net income (loss) per common share data:
Basic
Continuing operations	$7.76	$5.83	$4.08
Discontinued operations	$1.15	$0.69	$(0.33)
Net income per common share - basic	$8.91	$6.52	$3.75

Diluted
Continuing operations	$7.64	$5.74	$4.03
Discontinued operations	$1.13	$0.68	$(0.32)
Net income per common share - diluted	$8.77	$6.42	$3.71
20. SEGMENT INFORMATION
We manage our operations through six operating segments, all of which are included in continuing operations with the exception of Big Fish Games:

•	Racing, which includes Churchill Downs, Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder;

•
Casino, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, Video Services, LLC ("VSI"), 50% of EBITDA from our joint venture, MVG, an effective 62.5% of EBITDA from our equity investment in Ocean Downs and 25% of EBITDA from our equity investment in SCH.

•	TwinSpires, which includes TwinSpires.com, Fair Grounds Account Wagering, Velocity, BetAmerica, and Bloodstock Research Information Services;

•	Other Investments, which includes United Tote and other minor investments;

•	Corporate, which includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments; and

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

•
Big Fish Games is a global producer and distributor of social casino, casual and mid-core free-to-play and premium paid games for PC, Mac and mobile devices. Big Fish Games is headquartered in Seattle, Washington and has a studio location in Oakland, California, with approximately 700 employees. On November 29, 2017, we entered into a definitive stock purchase agreement to sell Big Fish Games to the Purchaser in the Big Fish Transaction. On January 9, 2018, we closed the Big Fish Transaction, at which time Big Fish Games ceased to be an operating segment.

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
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

◦	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

◦	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt; and

•	Other charges, recoveries and expenses
Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our TwinSpires segment. Due to the Big Fish Transaction, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying Consolidated Financial Statements and these notes. The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying Consolidated Statements of Comprehensive Income. Accordingly, the prior year amounts were reclassified to conform to this presentation.
We utilize the Adjusted EBITDA metric because we believe the inclusion or exclusion of certain non-recurring items is necessary to provide a more accurate measure of our core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying Consolidated Statements of Comprehensive Income. We have included Big Fish Games Adjusted EBITDA information as applicable within this Note due to the fact that Big Fish Games was an operating segment as of December 31, 2017.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, Adjusted EBITDA by segment and reconciles Comprehensive Income to Adjusted EBITDA:

	Years Ended December 31,
(in millions)	2017	2016	2015
Net revenue from external customers:
Racing:
Churchill Downs	$161.3	$155.2	$151.1
Arlington	57.2	55.3	54.4
Fair Grounds	36.3	38.0	39.8
Calder	2.5	2.6	2.7
Total Racing	257.3	251.1	248.0
Casino:
Oxford Casino	90.8	84.6	80.4
Riverwalk Casino	48.2	46.1	49.8
Harlow’s Casino	50.0	48.4	49.0
Calder Casino	85.4	79.1	77.4
Fair Grounds Slots	36.5	36.9	39.0
VSI	38.3	36.9	36.9
Saratoga	1.3	0.8	0.4
Total Casino	350.5	332.8	332.9
TwinSpires	255.6	221.6	201.1
Other Investments	19.2	16.9	16.6
Corporate	—	—	—
Net revenue from external customers	$882.6	$822.4	$798.6
Intercompany net revenue:
Racing:
Churchill Downs	$11.4	$10.0	$7.8
Arlington	6.3	5.5	5.1
Fair Grounds	1.6	1.5	1.3
Calder	—	—	—
Total Racing	19.3	17.0	14.2
TwinSpires	1.1	1.3	1.1
Other Investments	4.5	3.9	3.5
Eliminations	(24.9)	(22.2)	(18.8)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2017
	Continuing Operations					Discontinued Operations
(in millions)	Racing	Casino	TwinSpires	Other Investments	Corporate(a)	Big Fish Games
Net revenue	$276.6	$350.5	$256.7	$23.7	$—	$466.0

Taxes & purses	(65.4)	(117.0)	(14.7)	—	—	—
Platform & development fees	—	—	—	—	—	(167.8)
Marketing & advertising	(4.9)	(12.1)	(8.2)	—	—	(116.6)
Salaries & benefits	(41.7)	(53.2)	(9.9)	(12.0)		(27.8)
Content expense	(15.2)	—	(125.0)	—	—	—
SG&A expense	(16.8)	(22.6)	(12.4)	(3.3)	(12.2)	(16.6)
Research & development	—	—	—	—	—	(39.6)
Other operating expense	(48.9)	(41.6)	(22.1)	(5.1)	(0.5)	(15.6)
Other income	0.8	42.0	—	0.4	0.3	(1.7)

Adjusted EBITDA	$84.5	$146.0	$64.4	$3.7	$(12.4)	$80.3

	Year Ended December 31, 2016
	Continuing Operations					Discontinued Operations
(in millions)	Racing	Casino	TwinSpires	Other Investments	Corporate(a)	Big Fish Games
Net revenue	$268.1	$332.8	$222.9	$20.8	$—	$486.2

Taxes & purses	(64.2)	(110.9)	(11.6)	—	—	—
Platform & development fees	—	—	—	—	—	(179.9)
Marketing & advertising	(4.6)	(12.7)	(6.3)	—	—	(127.9)
Salaries & benefits	(40.9)	(50.8)	(9.4)	(10.9)	—	(25.0)
Content expense	(15.6)	—	(107.6)	—	—	—
SG&A expense	(16.2)	(21.2)	(12.0)	(3.4)	(11.7)	(15.4)
Research & development	—	—	—	—	—	(39.0)
Other operating expense	(47.4)	(39.1)	(19.8)	(4.1)	(0.6)	(15.9)
Other income	0.5	27.7	—	0.3	0.2	(0.9)

Adjusted EBITDA	$79.7	$125.8	$56.2	$2.7	$(12.1)	$82.2

	Year Ended December 31, 2015
	Continuing Operations					Discontinued Operations
(in millions)	Racing	Casino	TwinSpires	Other Investments	Corporate(a)	Big Fish Games
Net revenue	$262.2	$332.9	$202.2	$20.1	$—	$413.7

Taxes & purses	(63.6)	(109.9)	(10.6)	—	—	—
Platform & development fees	—	—	—	—	—	(143.6)
Marketing & advertising	(6.1)	(12.4)	(4.8)	—	—	(107.7)
Salaries & benefits	(39.2)	(49.7)	(9.9)	(11.1)	—	(22.3)
Content expense	(14.6)	—	(97.9)	—	—	—
SG&A expense	(16.6)	(24.1)	(11.5)	(2.5)	(9.3)	(13.8)
Research & development	—	—	—	—	—	(39.4)
Other operating expense	(50.9)	(41.3)	(18.0)	(3.8)	1.1	(14.8)
Other income	0.6	19.4	—	0.2	0.1	(0.6)

Adjusted EBITDA	$71.8	$114.9	$49.5	$2.9	$(8.1)	$71.5
(a) The Corporate segment includes corporate and other certain expenses of $3.6 million in 2017, $3.1 million in 2016 and $3.0 million in 2015 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction and the Big Fish Games segment reported as held for sale and discontinued operations in the accompanying Consolidated Financial Statements and these notes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2017	2016	2015
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$140.4	$107.5	$64.7
Foreign currency translation, net of tax	0.1	(0.2)	0.5
Net change in pension benefits, net of tax	—	0.8	—
Net income	140.5	108.1	65.2
Additions - continuing operations:
Depreciation and amortization	56.0	58.4	58.0
Interest expense	49.3	43.7	28.6
Loss on extinguishment of debt	20.7	—	—
Income tax (benefit) provision	(19.9)	50.7	44.6
Additions - discontinued operations:
Depreciation and amortization	41.1	50.2	51.7
Income tax provision	5.1	9.3	2.3
EBITDA	$292.8	$320.4	$250.4

Adjustments to EBITDA - continuing operations:
Selling, general and administrative:
Stock-based compensation expense	16.0	13.3	12.5
Other charges	1.2	2.5	—
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	16.7	10.0	8.5
Other charges and recoveries, net	—	0.5	(5.8)
Impairment of tangible and other intangible assets	21.7	—	—
Gain on Calder land sale	—	(23.7)	—
Calder exit costs	0.8	2.5	13.9
Other, net	1.5	(2.4)	—
Adjustments to EBITDA - discontinued operations:
Stock-based compensation expense	11.1	5.6	1.3
Transaction expense, net	4.7	5.8	21.7
Total adjustments to EBITDA	73.7	14.1	52.1
Adjusted EBITDA	$366.5	$334.5	$302.5

Adjusted EBITDA by segment:
Racing	$84.5	$79.7	$71.8
Casino	146.0	125.8	114.9
TwinSpires	64.4	56.2	49.5
Other Investments	3.7	2.7	2.9
Corporate(a)	(12.4)	(12.1)	(8.1)
Big Fish Games	80.3	82.2	71.5
Adjusted EBITDA	$366.5	$334.5	$302.5
(a) The Corporate segment includes corporate and other certain expenses of $3.6 million in 2017, $3.1 million in 2016 and $3.0 million in 2015 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction and the Big Fish Games segment reported as held for sale and discontinued operations in the accompanying Consolidated Financial Statements and these notes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The table below presents information about earnings (losses) from equity investments, net included in our reported segments:

	Years Ended December 31,
(in millions)	2017	2016	2015
Casino	$25.3	$17.4	$10.9
Other Investments	0.2	—	0.3
	$25.5	$17.4	$11.2
The table below presents total asset information for each of our operating segments:

	As of December 31,
(in millions)	2017	2016
Total assets:
Racing	$483.0	$454.6
Casino	679.6	628.7
TwinSpires	215.9	209.9
Other Investments	15.2	11.1
Corporate	73.2	56.3
Big Fish Games	892.5	893.8
	$2,359.4	$2,254.4
The table below presents total capital expenditures for each of our operating segments:

	Years Ended December 31,
(in millions)	2017	2016	2015
Capital expenditures:
Racing	$57.8	$26.1	$12.3
Casino	37.5	13.9	18.8
TwinSpires	9.0	7.0	4.3
Other Investments	3.4	1.0	0.8
Corporate	1.3	1.2	0.9
Big Fish Games	7.9	5.5	6.4
	$116.9	$54.7	$43.5
21. HRTV EQUITY INVESTMENT DIVESTITURE
As part of the TSG agreement related to the cessation of Calder pari-mutuel operations in 2014, we modified our HRTV, LLC ("HRTV") operating and ownership agreement with TSG resulting in the divestiture of our interest in HRTV effective January 2, 2015. In January 2015, we received $6.0 million in proceeds from the sale of the ownership interest and we recorded a gain of $5.8 million in our Other Investments segment, which is included in miscellaneous, net in other expense in the accompanying Consolidated Statements of Comprehensive Income. The HRTV gain has been excluded from Adjusted EBITDA and is included in other charges and recoveries, net in the reconciliation of Comprehensive Income to Adjusted EBITDA.
22. RELATED PARTY TRANSACTIONS
Directors and employees may from time to time own or have interests in horses racing at our racetracks. All such races are conducted under the regulations of each state’s respective regulatory agency, as applicable, and no director receives any extra or special benefit with regard to having his or her horses selected to run in races or in connection with the actual running of races. There is no material financial statement impact attributable to directors who may have interests in horses racing at our racetracks.
In the ordinary course of business, we may enter into transactions with certain of our officers and directors for the sale of personal seat licenses and suite accommodations at our racetracks, and tickets for our live racing events. We believe that each such transaction has been on terms no less favorable for us than could have been obtained in a transaction with a third party, and no such person received any extra or special benefit in connection with such transactions.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

On November 19, 2015, we repurchased approximately 945,000 common shares for $138.1 million in a privately negotiated transaction with a related party, TDG, our largest shareholder. Additionally, on June 9, 2017, we entered into an agreement with TDG to repurchase 1,000,000 shares of the Company's common stock for $158.78 per share in a privately negotiated transaction. The aggregate purchase price was $158.8 million.
Refer to Note 12, Shareholders' Equity, for additional information related to the repurchases.
23. SUBSEQUENT EVENTS
Modified Dutch Auction
On November 29, 2017, the Board of Directors of the Company authorized a $500.0 million share repurchase program in a "modified Dutch auction" tender offer utilizing a portion of the proceeds from the Big Fish Transaction. The Company completed the tender offer on February 12, 2018, and repurchased 1,886,792 shares of the Company's common stock at a purchase price of $265.00 per share with an aggregate cost of $500.0 million, excluding fees and expenses related to the tender offer.
Acquisitions
On February 28, 2018, the Company announced it has entered into two separate definitive asset purchase agreements with Eldorado Resorts, Inc. and certain subsidiaries to acquire substantially all of the assets and properties used in connection with the operation of Presque Isle Downs & Casino ("Presque Isle") in Erie, Pennsylvania, and Lady Luck Casino (“Lady Luck Vicksburg”) in Vicksburg, Mississippi for total aggregate consideration of approximately $229.5 million, to be paid in cash. The transactions are dependent on usual and customary closing conditions, including the Company securing gaming licenses from the Pennsylvania Gaming Control Board and the Mississippi Gaming Commission as well as a racing license from the Pennsylvania State Horse Racing Commission. The Lady Luck Vicksburg transaction is expected to close in the second quarter of 2018. Closing of the Presque Isle purchase, which is conditioned on the closing of the Lady Luck Vicksburg transaction, is expected to close in the fourth quarter of 2018.
24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions, except per common share data)	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
Net revenues	$167.5	$339.3	$196.9	$178.9
Operating income (loss)	8.4	123.3	26.8	(12.8)
Income from continuing operations, net of tax	2.2	72.9	12.9	34.4
Income from discontinued operations, net of tax	5.1	5.4	3.8	3.8

Net income per common share - basic (c):
Continuing operations	$0.13	$4.52	$0.85	$2.25
Discontinued operations	0.31	0.34	0.24	0.25
Net income per common share - basic	$0.44	$4.86	$1.09	$2.50

Net income per common share - diluted (c):
Continuing operations	$0.13	$4.47	$0.84	$2.22
Discontinued operations	0.31	0.34	0.24	0.24
Net income per common share - diluted	$0.44	$4.81	$1.08	$2.46

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in millions, except per common share data)	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(b)
Net revenues	$166.3	$313.3	$181.0	$161.8
Operating income	12.5	113.6	14.0	32.4
Income from continuing operations, net of tax	7.1	66.8	3.4	19.4
(Loss) income from discontinued operations, net of tax	(4.3)	3.0	5.3	7.4

Net income (loss) per common share - basic (c):
Continuing operations	$0.43	$3.97	$0.20	$1.17
Discontinued operations	(0.26)	0.19	0.32	0.45
Net income per common share - basic	$0.17	$4.16	$0.52	$1.62

Net income (loss) per common share - diluted (c):
Continuing operations	$0.42	$3.93	$0.20	$1.16
Discontinued operations	(0.26)	0.18	0.32	0.44
Net income per common share - diluted	$0.16	$4.11	$0.52	$1.60
(a) Fourth quarter of 2017 includes a $21.7 million impairment of tangible and intangible assets and a $20.7 million loss on extinguishment of debt. Additionally, fourth quarter of 2017 includes a $57.7 million income tax benefit resulting primarily from the re-measurement of our net deferred tax liabilities as a result of the Tax Act.
(b) Fourth quarter of 2016 includes a $23.7 million gain on Calder land sale.
(c) Net income (loss) per common share calculations for each quarter are based on the weighted average number of shares outstanding during the respective period. Accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Churchill Downs Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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
February 28, 2018

We have served as the Company’s auditor since 1990.

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Churchill Downs Incorporated, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Churchill Downs Incorporated's internal control over financial reporting based upon the framework in the Integrated Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2017.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Chad E. Dobson
William C. Carstanjen	Marcia A. Dall	Chad E. Dobson
Chief Executive Officer	Executive Vice President and	Vice President and
February 28, 2018	Chief Financial Officer	Chief Accounting Officer
	February 28, 2018	February 28, 2018
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our outside directors, audit committee and Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the definitive proxy statement on Schedule 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.
We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and principal financial officers. This Code of Ethics is available on our corporate website, www.churchilldownsincorporated.com, under the "Investors" heading and is also available to shareholders upon request.

Executive Officers of the Registrant

Name	Age as of 2/28/2018	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated

William C. Carstanjen	50	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	46
President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	54	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Indemnity Company from March 2009 through October 2015.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Form 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference to the definitive proxy statement on Form 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships with our outside directors is incorporated by reference to the definitive proxy statement on Form 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the section of our Proxy Statement titled "Independent Public Accountants," pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2017, 2016 and 2015 are included in Part II, Item 8:
		Consolidated Balance Sheets	55
		Consolidated Statements of Comprehensive Income	54
		Consolidated Statements of Shareholders’ Equity	56
		Consolidated Statements of Cash Flows	57
		Notes to Consolidated Financial Statements	59
		Report of Independent Registered Public Accounting Firm	93
	(2)	Schedule II—Valuation and Qualifying Accounts	103

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

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Agreement and Plan of Merger, dated as of November 12, 2014, by and among Churchill Downs Incorporated, Ocean Acquisition Corp., Big Fish Games, Inc., and the securityholders’ agent party thereto	Exhibit 2.1 to Current Report on Form 8-K (Commission file number 001-33998) filed November 13, 2014**

(b)
First Amendment to Agreement and Plan of Merger, dated as of March 27, 2017, by and among Churchill Downs Incorporated, Ocean Acquisition Corp., Big Fish Games, Inc. and the securityholders’ agent party thereto
Exhibit 2.1 to Current Report on Form 8-K (Commission file number 001-33998) filed on March 27, 2017

	(c)	Shareholder Agreement, dated as of November 12, 2014, by and between Churchill Downs Incorporated and Paul J. Thelen	Exhibit 2.2 to Current Report on Form 8-K (Commission file number 001-33998) filed November 13, 2014

	(d)	First Amendment to Shareholder Agreement, dated as of October 23, 2015, by and between Churchill Downs Incorporated and Paul J. Thelen	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2015

	(e)	Stock Purchase Agreement, dated as of November 29, 2017, by and among Aristocrat Technologies, Inc., Churchill Downs Incorporated and Big Fish Games, Inc.	Exhibit 2.1 to Current Report on Form 8-K (Commission file number 001-33998) filed on November 30, 2017**

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K (Commission file number 001-33998) filed July 10, 2012

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.2 to Current Report on Form 8-K (Commission file number 001-33998) filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 000-01469) filed March 17, 2008

	(b)	Indenture dated as of December 16, 2013 by and among Churchill Downs Incorporated, the guarantors named therein, and US Bank National Association	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 17, 2013.

	(c)	Registration Rights Agreement dated December 16, 2013 by and among Churchill Downs Incorporated, the guarantors named therein and the representatives of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K (Commission file number 001-33998) filed December 17, 2013.

	(d)	First Supplemental Indenture dated as of December 15, 2015among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association, as trustee	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 15, 2015

	(e)	Registration Rights Agreement dated as of December 15, 2015 by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K (Commission file number 001-33998) filed December 15, 2015

	(f)	Indenture dated as of December 27, 2017 by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association, as trustee	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

	(g)	Registration Rights Agreement dated as of December 27, 2017 by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K (Commission file number 000-01469) for the fiscal year ended December 31, 1998

	(b)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 (Commission file number 333-106310) filed June 20, 2003

Numbers	Description	By Reference To
(c)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q (Commission file number 000-01469) for the fiscal quarter ended June 30, 2002

(d)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q (Commission file number 000-01469) for the fiscal quarter ended March 31, 2001

(e)	Form of Stockholder’s Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C to Schedule 14A (Commission file number 000-01469) filed August 10, 2000

(f)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K (Commission file number 000-01469) filed January 6, 2003

(g)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 000-01469) filed November 30, 2004

(h)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 000-01469) filed June 21, 2005

(i)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 000-01469) filed June 8, 2006

(j)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A (Commission file number 000-01469) filed April 30, 2007

(k)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q (Commission file number 000-01469) for the fiscal quarter ended June 30, 2007

(l)	Amended and Restated Terms and Conditions of Performance Stock Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 22, 2008

(m)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008

(n)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008

(o)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008

(p)	Form of Churchill Downs Incorporated Restricted Stock Agreement*	Exhibit 10(LL) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2011

(q)
Limited Liability Company Agreement of Miami Valley Gaming & Racing, LLC, dated as of March 1, 2012, by and among Miami Valley Gaming & Racing, LLC, Churchill Downs Incorporated, MVGR, LLC, Delaware North Companies Gaming & Entertainment, Inc. and DNC Ohio Gaming, Inc.
Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed March 5, 2012

(r)	Asset Purchase Agreement, dated as of March 1, 2012, by and among Miami Valley Gaming & Racing LLC; Lebanon Trotting Club, Inc.; Miami Valley Trotting, Inc.; Keith Nixon Jr. and John Carlo	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed March 5, 2012

(s)	Churchill Downs Incorporated Executive Annual Incentive Plan*	Exhibit A to Schedule 14A (Commission file number 001-33998) filed May 3, 2012

Numbers	Description	By Reference To
(t)	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit B to Schedule 14A (Commission file number 001-33998) filed May 3, 2012

(u)
Form of Executive Change in Control, Severance and Indemnity Agreement dated as of August 27, 2014 by and between Churchill Downs Incorporated and Robert L. Evans, William C. Carstanjen, William E. Mudd, and Alan K. Tse*
Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed August 28, 2014

(v)
Form of Executive Change in Control, Severance and Indemnity Agreement dated as of February 9, 2015 by and between Churchill Downs Incorporated and Robert L. Evans, William C. Carstanjen, William E. Mudd, and Alan K. Tse*
Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed February 12, 2015

(w)	Form of Executive Change in Control, Severance and Indemnity Agreement dated as of October 12, 2015 by and between Churchill Downs Incorporated and Marcia A. Dall*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed February 12, 2015

(x)	First Amendment to the Executive Change in Control, Severance and Indemnity Agreement by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed July 14, 2015

(y)	Form of Churchill Downs Incorporated Restricted Stock Unit Agreement*	Exhibit 10.1A to Current Report on Form 8-K (Commission file number 001-33998) filed September 28, 2015

(z)	Form of Churchill Downs Incorporated Performance Share Unit Agreement*	Exhibit 10.1B to Current Report on Form 8-K (Commission file number 001-33998) filed September 28, 2015

(aa)	Stock Repurchase Agreement, dated November 19, 2015, between Churchill Downs Incorporated and the Duchossois Group, Inc.	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed November 19, 2015

(bb)	First Amendment to Stockholder’s Agreement, dated November 19, 2015 between Churchill Downs Incorporated and The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed November 19, 2015
(cc)	Stock Repurchase Agreement, dated June 9, 2017, between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed June 12, 2017
(dd)	Amended and Restated Stockholder’s Agreement, dated June 9, 2017, between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed June 12, 2017

(ee)	Amendment and Restatement Agreement dated December 1, 2014 with Fourth Amended and Restated Credit Agreement	Exhibit 4(e) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2014

(ff)	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated February 17, 2016	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed February 18, 2016
(gg)
Credit Agreement dated as of December 27, 2017 by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and PNC Bank, National Association, as swingline lender
Exhibit 4.3 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

(hh)	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement*	Exhibit 10(a) to Quarterly Report on Form 10-Q (Commission file number 001-33998) for the fiscal quarter ended June 30, 2016

(ii)	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed April 29, 2016

Numbers		Description	By Reference To
	(jj)	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan*	Exhibit B to Schedule 14A (Commission file number 001-33998) filed March 29, 2016

14		Churchill Downs Incorporated Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K (Commission file number 000-01469) for the fiscal year ended December 31, 2003

21		Subsidiaries of the Registrant***

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm***

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))****

101	INS	XBRL Instance Document***

101	SCH	XBRL Taxonomy Extension Schema Document***

101	CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101	DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101	LAB	XBRL Taxonomy Extension Label Linkbase Document***

101	PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
*        Management contract or compensatory plan or arrangement.
**    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request.
***    Filed herewith.
****    Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)
February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 28, 2018	Chief Operating Officer	Chief Financial Officer
(Principal Executive Officer)	February 28, 2018	February 28, 2018
(Principal Financial and Accounting Officer)

/s/ G. Watts Humphrey, Jr.	/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman
G. Watts Humphrey, Jr.	R. Alex Rankin	Ulysses L. Bridgeman
February 28, 2018	February 28, 2018	February 28, 2018
(Chairman of the Board)	(Vice Chairman of the Board)	(Director)

/s/ Craig J. Duchossois	/s/ Richard L. Duchossois	/s/ Robert L. Evans
Craig J. Duchossois	Richard L. Duchossois	Robert L. Evans
February 28, 2018	February 28, 2018	February 28, 2018
(Director)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ Douglas C. Grissom	/s/ Daniel P. Harrington
Robert L. Fealy	Douglas C. Grissom	Daniel P. Harrington
February 28, 2018	February 28, 2018	February 28, 2018
(Director)	(Director)	(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
2017	$3.5	$1.8	$(1.7)	$3.6
2016	3.8	1.5	(1.8)	3.5
2015	4.2	1.3	(1.7)	3.8

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2017	$0.4	$—	$(0.2)	$0.2
2016	0.9	—	(0.5)	0.4
2015	1.2	—	(0.3)	0.9