Form 10-Q
period 2018-03-31
CHURCHILL DOWNS Inc
filed 2018-04-25
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares outstanding of Registrant’s common stock at April 18, 2018 was 13,539,101 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March, 31
(in millions, except per common share data)	2018	2017
Net revenue:
Racing	$23.7	$23.9
TwinSpires	63.2	52.0
Casino	98.1	87.5
Other Investments	4.3	4.1
Total net revenue	189.3	167.5
Operating expense:
Racing	35.9	36.4
TwinSpires	44.0	36.4
Casino	64.8	62.7
Other Investments	4.6	3.9
Corporate	0.5	0.6
Selling, general and administrative expense	18.4	18.6
Calder exit costs	—	0.4
Transaction expense, net	1.4	—
Total operating expense	169.6	159.0
Operating income	19.7	8.5
Other income (expense):
Interest expense, net	(9.6)	(11.8)
Equity in income of unconsolidated investments	6.5	6.1
Miscellaneous, net	0.1	—
Total other expense	(3.0)	(5.7)
Income from continuing operations before provision for income taxes	16.7	2.8
Income tax provision	(2.6)	(0.6)
Income from continuing operations, net of tax	14.1	2.2
Income from discontinued operations, net of tax	167.9	5.1
Net income	$182.0	$7.3
Net income per common share data - basic:
Continuing operations	$0.98	$0.13
Discontinued operations	$11.63	$0.31
Net income per common share data - basic:	$12.61	$0.44
Net income per common share data - diluted:
Continuing operations	$0.97	$0.13
Discontinued operations	$11.58	$0.31
Net income per common share data - diluted:	$12.55	$0.44
Weighted average shares outstanding:
Basic	14.4	16.3
Diluted	14.5	16.8
Other comprehensive income (loss):
Foreign currency translation, net of tax	—	(0.1)
Other comprehensive income (loss)	—	(0.1)
Comprehensive income	$182.0	$7.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$202.7	$51.7
Restricted cash	31.5	31.2
Accounts receivable, net	34.6	49.6
Income taxes receivable	—	35.6
Other current assets	26.0	18.9
Current assets of discontinued operations held for sale	—	69.1
Total current assets	294.8	256.1
Property and equipment, net	634.9	608.0
Investment in and advances to unconsolidated affiliates	173.4	171.3
Goodwill	317.6	317.6
Other intangible assets, net	167.8	169.4
Other assets	12.5	13.6
Long-term assets of discontinued operations held for sale	—	823.4
Total assets	$1,601.0	$2,359.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59.8	$54.1
Purses payable	8.4	12.5
Account wagering deposit liabilities	28.7	24.0
Accrued expense	75.6	75.8
Income taxes payable	21.4	—
Current deferred revenue	91.5	70.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	23.7
Current liabilities of discontinued operations held for sale	—	188.2
Total current liabilities	289.4	453.2
Long-term debt, net of current maturities and loan origination fees	390.1	632.9
Notes payable, net of debt issuance costs	492.5	492.3
Non-current deferred revenue	25.0	29.3
Deferred income taxes	43.8	40.6
Other liabilities	16.6	16.0
Non-current liabilities of discontinued operations held for sale	—	54.8
Total liabilities	1,257.4	1,719.1
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50.0 shares authorized; 13.5 shares issued and outstanding at March 31, 2018 and 15.4 shares at December 31, 2017	—	7.3
Retained earnings	344.5	634.3
Accumulated other comprehensive loss	(0.9)	(1.3)
Total shareholders' equity	343.6	640.3
Total liabilities and shareholders' equity	$1,601.0	$2,359.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March, 31
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$182.0	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.8	24.5
Game software development amortization	0.4	4.4
Gain on sale of Big Fish Games	(219.5)	—
Distributed earnings from equity investments	4.5	4.3
Earnings from equity investments, net	(6.5)	(6.1)
Stock-based compensation	6.1	4.9
Deferred income taxes	2.1	—
Big Fish Games earnout payment	(2.4)	(2.5)
Big Fish Games deferred payment	(2.0)	—
Other	0.9	0.5
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Game software development	(0.3)	(5.3)
Income taxes	52.4	6.6
Deferred revenue	35.8	42.4
Other assets and liabilities	(11.4)	(15.7)
Net cash provided by operating activities	55.9	65.3
Cash flows from investing activities:
Capital maintenance expenditures	(7.5)	(10.2)
Capital project expenditures	(26.5)	(27.3)
Proceeds from sale of Big Fish Games	970.7	—
Receivable from escrow	—	10.1
Investment in unconsolidated affiliates	—	(24.0)
Net cash provided by (used in) investing activities	936.7	(51.4)
Cash flows from financing activities:
Borrowings on bank line of credit	100.9	239.1
Repayments of bank line of credit	(343.9)	(192.7)
Big Fish Games earnout payment	(31.8)	(31.7)
Big Fish Games deferred payment	(26.4)	—
Payment of dividends	(23.7)	(21.8)
Repurchase of common stock	(514.4)	(8.6)
Common stock issued	—	0.1
Other	(4.5)	(1.4)
Net cash used in financing activities	(843.8)	(17.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	148.8	(3.1)
Effect of exchange rate changes on cash	(0.1)	—
Cash, cash equivalents and restricted cash, beginning of period	85.5	83.0
Cash, cash equivalents and restricted cash, end of period	$234.2	$79.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March, 31
(in millions)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.6	$2.6
Income taxes	0.2	0.3
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	6.3	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The Churchill Downs Incorporated (the "Company", "we", "us", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
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
The Big Fish Games segment and related Big Fish Transaction meet the criteria for held for sale and discontinued operation presentation. Accordingly, the condensed consolidated statements of comprehensive income, condensed consolidated balance sheets, and the notes to financial statements reflect the Big Fish Games segment as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The condensed consolidated statements of cash flows include both continuing and discontinued operations. Refer to Note 5, Discontinued Operations, for further information on the discontinued operations relating to the Big Fish Transaction.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 54 live thoroughbred race days in the first quarter of 2018 and 55 live thoroughbred race days in the first quarter of 2017.
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
Casino
Revenue from our casino properties has a seasonal component and is typically higher during the first and second quarters.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncement - Adopted on January 1, 2018
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) which provides a five-step analysis of transactions to determine when and how revenue is recognized. We adopted ASC 606 on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods. We expect the adoption of the new revenue standard will not have a material impact on our net income on an ongoing basis in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cumulative effects of the changes made to our condensed consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows:

(in millions)	As Reported at December 31, 2017	Adoption of ASC 606	Balance at January 1, 2018
ASSETS
Accounts receivable, net of allowance for doubtful accounts	$49.6	$(21.8)	$27.8
Income taxes receivable	35.6	(4.1)	31.5
Current assets of discontinued operations held for sale	69.1	0.7	69.8
Other assets	13.6	(1.1)	12.5

LIABILITIES
Accrued expense	75.8	0.8	76.6
Current deferred revenue	70.9	(18.9)	52.0
Current liabilities of discontinued operations held for sale	188.2	(38.8)	149.4
Non-current deferred revenue	29.3	(4.5)	24.8
Deferred income taxes	40.6	0.1	40.7
Non-current liabilities of discontinued operations held for sale	54.8	5.9	60.7

SHAREHOLDERS' EQUITY
Retained earnings	634.3	29.1	663.4
There were two primary changes to our condensed consolidated balance sheet resulting from the adoption of ASC 606. The most significant change was in current and non-current liabilities of discontinued operations held for sale and retained earnings related to breakage revenue for outstanding Big Fish Game Club credits. The other primary change was in accounts receivable, net of allowance for doubtful accounts, current deferred revenue, and non-current deferred revenue related to the timing of when we have a right to consideration under our contracts.
In accordance with ASC 606 requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet was as follows:

	At March 31, 2018
(in millions)	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase/(Decrease)
ASSETS
Accounts receivable, net of allowance for doubtful accounts	$34.6	$37.7	$(3.1)
Other assets	12.5	14.5	(2.0)

LIABILITIES
Accrued expense	75.6	74.8	0.8
Current deferred revenue	91.5	91.7	(0.2)
Non-current deferred revenue	25.0	29.3	(4.3)
Deferred income taxes	43.8	43.7	0.1

SHAREHOLDERS' EQUITY
Retained earnings	344.5	346.0	(1.5)
Adoption of ASC 606 had no impact on cash provided by or used in operating, financing, or investing activities on our condensed consolidated statement of cash flow for the three months ended March 31, 2018. As part of the transition to ASC 606 on January 1, 2018, there have been certain modifications between the classification of net revenue and operating expenses in the TwinSpires segment in the current period. The impact of adopting ASC 606 on our condensed consolidated statement of comprehensive income for the three months ended March 31, 2018 was not material.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

generally described as restricted cash. Entities are also required to reconcile the cash, cash equivalents, and restricted cash in the statement of cash flows to the balance sheet and disclose the nature of the restrictions on restricted cash. We adopted ASU 2016-18 on January 1, 2018 using the retrospective method. As a result, we began including amounts generally described as restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adjusted our condensed consolidated statement of cash flows from amounts previously reported due to the adoption of ASU 2016-18. The effects of adopting ASU 2016-18 on our condensed consolidated statement of cash flows were as follows:

	Three Months Ended March 31, 2017
(in millions)	As Reported	Adoption of ASU 2016-18	As Adjusted

Net cash provided by operating activities	$74.6	$(9.3)	$65.3

Cash, cash equivalents and restricted cash, beginning of period	$48.7	$34.3	$83.0
Net increase (decrease) in cash, cash equivalents and restricted cash	6.2	(9.3)	(3.1)
Cash, cash equivalents and restricted cash, end of period	$54.9	$25.0	$79.9
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance reduces diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted the new guidance on January 1, 2018 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flows. We will utilize the cumulative earnings approach under the ASU to present distributions received from equity method investees which is consistent with our previous existing policy.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which allows an entity to make an election to reclassify amounts from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). We early adopted ASU 2018-02 on January 1, 2018 at the beginning of the period of adoption and elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. The adoption of ASU 2018-02 did not have a material impact on our consolidated results of operations, financial condition, or cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting for stock compensation expense. The guidance became effective in 2018 and is to be applied prospectively. We adopted the new guidance on January 1, 2018 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance became effective in 2018 and is to be applied prospectively. We adopted the new guidance on January 1, 2018 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flows.
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
3. SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policies for revenue recognition, casino and pari-mutuel taxes, and restricted cash, all of which were updated as a result of our recently adopted accounting pronouncements on January 1, 2018, as described in Note 2, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition
Racing
Racing revenue is generated by pari-mutuel wagering transactions with customers on live and simulcast racing content as well as simulcast host fees earned from other wagering sites. Additionally, we generate revenue through sponsorships, admissions (including luxury suites), personal seat licenses (“PSLs”), television rights, concessions, programs and parking.
Our Racing revenue and income are influenced by our racing calendar. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack (“on-track revenue”) and revenue we earn from exporting our live racing signals to other race tracks, off-track betting facilities ("OTBs"), and advance deposit wagering providers (“export revenue”). For simulcast races we display at our racetracks, OTBs, and TwinSpires, we recognize revenue we earn from providing a wagering service to our customers on these imported live races (“import revenue”). Each wagering contract for on-track revenue and import revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue and import revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
We evaluate our on-track revenue, export revenue, and import revenue contracts in order to determine whether we are acting as the principal or as the agent when providing services, which we consider in determining if revenue should be reported gross or net. An entity is a principal if it controls the specified service before that service is transferred to a customer.
The revenue we recognize for on-track revenue and import revenue is the commission we are entitled to retain for providing a wagering service to our customers. For these arrangements, we are the principal as we control the wagering service; therefore, any charges, including simulcast fees, we incur for delivering the wagering service are presented as operating expenses.
For export revenue, our customer is the third party wagering site such as a race track, OTB, or advance deposit wagering provider. Therefore, the revenue we recognize for export revenue is the simulcast host fee we earn for exporting our racing signal to the third party wagering site.
Our admission contracts are either for a single live racing event day or multiple days. Our PSLs, sponsorships, and television rights contracts generally relate to multiple live racing event days. Multiple day admission, PSLs, sponsorships, and television rights contracts contain a distinct series of services that form single performance obligations. Sponsorships contracts generally

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

include performance obligations related to admissions and advertising rights at our racetracks. Television rights contracts contain a performance obligation related to the rights to distribute certain live racing events on media platforms. The transaction prices for our admissions, PSLs, sponsorships, and television rights contracts are fixed. We allocate the transaction price to our sponsorship contract performance obligations based on the estimated relative standalone selling price of each distinct service.
The revenue we recognize for admissions to a live racing event day is recognized once the related event is complete. For admissions, PSLs, sponsorships, and television rights contracts that relate to multiple live racing event days, we recognize revenue over time using an output method of each completed live racing event day as our measure of progress. Each completed live racing event day corresponds with the transfer of the relevant service to a customer and therefore is considered a faithful depiction of our efforts to satisfy the promises in these contracts. This output method results in measuring the value transferred to date to the customer relative to the remaining services promised under the contracts. Certain premium live racing event days such as the Kentucky Derby and Oaks result in a higher value of revenue allocated relative to other live racing event days due to, among other things, the quality of thoroughbreds racing, higher levels of on-track attendance, national broadcast audience, local and national media coverage, and overall entertainment value of the event.
Timing of revenue recognition may differ from the timing of invoicing to customers for our long-term contracts in our Racing segment. We generally invoice customers prior to delivery of services for our admissions, PSLs, sponsorships, and television rights contracts. Accordingly, we recognize a receivable and a contract liability at the time we have an unconditional right to receive payment. When cash is received in advance of delivering services under our contracts, we defer revenue and recognize it in accordance with our policies for that type of contract. In situations where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to allow our customers to secure the right to the specific services provided under our contracts, not to receive financing from our customers.
Concessions, programs, and parking revenue is recognized once the good or service is delivered.
TwinSpires
TwinSpires revenue is generated through pari-mutuel wagering transactions with customers on simulcast racing content through advance deposit wagering. Advance deposit wagering consists of patrons wagering through an advance deposit account.
Our TwinSpires revenue and income are influenced by racing calendars similar to our Racing segment. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year.
We recognize import revenue in our TwinSpires segment consistent with our policy described in Racing.
We may provide cash incentives in conjunction with wagering transactions we accept from customers. These cash incentives represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction.
Casino
Casino revenue primarily consists of gaming wager transactions. Other operating revenue, such as food and beverage or hotel revenue, is recognized once delivery of the product or service has occurred.
The transaction price for gaming wager transactions is the difference between gaming wins and losses. The majority of our casinos offer loyalty programs that enable customers to earn loyalty points based on their gaming play. Gaming wager transactions involve two performance obligations for those customers earning loyalty points under the Company’s loyalty programs and a single performance obligation for customers who do not participate in the program. Loyalty points are primarily redeemable for free gaming activities and food and beverage. For purposes of allocating the transaction price in a wagering transaction between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a loyalty point that can be redeemed for gaming activities or food and beverage. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a gaming wagering transaction or food and beverage and such goods or services are delivered to the customer.
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the state and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Racing, TwinSpires and Casino operating expenses in our consolidated statements of comprehensive income. In certain jurisdictions governing our Racing and TwinSpires pari-mutuel contracts with customers, there

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.
Restricted Cash and Account Wagering Deposit Liabilities
Amounts included in restricted cash represent amounts due to horsemen for purses, stakes and awards that are paid in accordance with the terms of our contractual agreements or statutory requirements. Restricted cash also includes deposits collected from our TwinSpires segment customers for account wagering that are paid when customers withdraw cash from their account.
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2018, our Racing segment had remaining performance obligations with an aggregate transaction price of $218.4 million. The revenue we expect to recognize on these remaining performance obligations is $52.4 million in 2018, $37.7 million in 2019, $31.5 million in 2020, and the remainder thereafter.
As of March 31, 2018, our remaining performance obligations in segments other than Racing were not material.
Contract Assets and Contract Liabilities
As of January 1, 2018 and March 31, 2018, contract assets were not material.
As of January 1, 2018 and March 31, 2018, contract liabilities were $78.7 million and $118.6 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to our Racing segment and the increase was primarily due to advance cash payments received for unfulfilled performance obligations. We recognized $2.2 million of revenue during the three months ended March 31, 2018, which was included in the contract liabilities balances at the beginning of the reporting period.
Disaggregation of Revenue
To determine how we disaggregate our revenue from contracts with customers, we consider the information regularly reviewed by our chief operating decision maker for evaluating the financial performance of operating segments, disclosures presented in our earnings releases, and other similar information that is used by the Company and users of our financial statements to evaluate our financial performance. We believe that the disaggregation of our revenue included in Note 15, Segment Information, coupled with the disclosures included in Note 3, Significant Accounting Policies, reflects these considerations and depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors.
5. DISCONTINUED OPERATIONS
On January 9, 2018, the Company completed the Big Fish Transaction which had a purchase price of $990.0 million.  The Company received cash proceeds of $970.7 million which was net of $5.2 million of working capital adjustments and $14.1 million of transaction costs. The Company derecognized the following upon the Big Fish Transaction:

(in millions)
Cash and cash equivalents	$0.3
Accounts receivable	34.7
Game software development, net	6.7
Other current assets	17.0
Property and equipment, net	17.8
Game software development, net	13.8
Goodwill	530.7
Other intangible assets, net	238.4
Other assets	24.0
Accounts payable	(8.5)
Accrued expense	(22.6)
Deferred revenue	(44.2)
Deferred income taxes	(52.0)
Other liabilities	(4.9)
Carrying value of disposal group	$751.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized a gain of $219.5 million upon the sale recorded in income from discontinued operations on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2018. The gain consisted of cash proceeds of $970.7 million offset by the carrying value of the disposal group of $751.2 million. The income tax provision on the gain was $51.2 million, resulting in an after tax gain of $168.3 million.
The following table presents the financial results of Big Fish Games included in “income from discontinued operations, net of tax”:

	Three Months Ended March 31,
(in millions)	2018	2017
Net revenue	$13.2	$112.0

Operating expenses	8.4	87.0
Selling, general and administrative expense	4.3	5.5
Research and development	0.9	10.3
Transaction expense, net	—	0.2
Total operating expense	13.6	103.0
Operating (loss) income	(0.4)	9.0
Other income (expense)
Gain on sale of Big Fish Games	219.5	—
Other expense	(0.1)	—
Total other income	219.4	—
Income from discontinued operations before provision for income taxes	219.0	9.0
Income tax provision	(51.1)	(3.9)
Income from discontinued operations, net of tax	$167.9	$5.1
Stock-Based Compensation
For the three months ended March 31, 2018, the Company recognized $3.3 million of stock-based compensation expense related to Big Fish Games, which included the impact of the accelerated vesting dates of restricted stock awards held by Big Fish Games' employees in conjunction with the Big Fish Transaction.
Earnout Liabilities
As of December 31, 2017, we had $34.2 million of deferred earnout consideration and $28.4 million of deferred payments due to the founder of Big Fish Games, both of which were paid on January 3, 2018.
6. ACQUISITIONS
On February 28, 2018, the Company entered into two separate definitive asset purchase agreements with Eldorado Resorts, Inc. to acquire substantially all of the assets and properties used in connection with the operation of Presque Isle Downs & Casino ("Presque Isle") in Erie, Pennsylvania, and Lady Luck Casino (“Lady Luck Vicksburg”) in Vicksburg, Mississippi for total aggregate consideration of approximately $229.5 million, to be paid in cash. The transactions are dependent on usual and customary closing conditions, including the Company securing gaming licenses from the Pennsylvania Gaming Control Board and the Mississippi Gaming Commission as well as a racing license from the Pennsylvania State Horse Racing Commission.
On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which has not had a material impact on our results of operations, financial condition or cash flows. The Company has not included other disclosures regarding BetAmerica because the acquired business is immaterial to our business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
The Company's equity investments include the following:

•	50% joint venture ownership in Miami Valley Gaming ("MVG") in Lebanon, Ohio;

•	25% equity investment in Saratoga Casino Holdings LLC ("SCH"), which owns Saratoga Casino and Raceway in Saratoga Springs, New York and Saratoga Casino Black Hawk in Black Hawk, Colorado; and

•
50% equity investment in Ocean Downs LLC and Services Racing LLC ("Ocean Downs") located near Ocean City, Maryland. SCH owns the remaining 50% of Ocean Downs, providing the Company an effective 62.5% interest.

Summarized below are the financial results for our unconsolidated affiliates:

	Three Months Ended March 31,
(in millions)	2018	2017
Net revenue	$77.0	$72.2

Operating and SG&A expense	53.6	49.8
Depreciation and amortization	6.6	5.7
Total operating expense	60.2	55.5
Operating income	16.8	16.7
Interest and other expense, net	(2.9)	(3.5)
Net income	$13.9	$13.2

(in millions)	March 31, 2018	December 31, 2017
Assets
Current assets	$74.5	$64.5
Property and equipment, net	233.9	234.6
Other assets, net	237.1	236.5
Total assets	$545.5	$535.6

Liabilities and Members' Equity
Current liabilities	$101.2	$100.3
Long-term debt	114.7	110.1
Other liabilities	—	0.1
Members' equity	329.6	325.1
Total liabilities and members' equity	$545.5	$535.6
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is comprised of the following:

(in millions)	Racing	TwinSpires	Casino	Total
Balances as of December 31, 2017	$51.7	$148.2	$117.7	$317.6
Additions	—	—	—	—
Balances as of March 31, 2018	$51.7	$148.2	$117.7	$317.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other intangible assets are comprised of the following:

	March 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$39.8	$(22.2)	$17.6	$39.8	$(20.6)	$19.2
Indefinite-lived intangible assets			150.2			150.2
Total			$167.8			$169.4
9. INCOME TAXES
The Company’s income tax rate for the three months ended March 31, 2018 was lower than the U. S federal statutory rate of 21.0% primarily due to a $1.2 million tax benefit resulting from tax deductions from vesting restricted stock units in excess of the book deductions that were recognized. This benefit was partially offset by state income taxes and certain expenses that are not deductible for the purposes of income taxes.
The Company’s income tax rate for the three months ended March 31, 2017 was lower than the U. S federal statutory rate of 35.0% primarily due to state income tax benefits associated with a revaluation of deferred tax assets due to changes in apportionment and state tax rates.
10. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our assets and liabilities measured at fair value on a recurring basis:

	Level 1
(in millions)	March 31, 2018	December 31, 2017
Cash equivalents and restricted cash	$31.5	$31.2
Our cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our 4.75% Senior Notes due 2028 (the "Senior Notes") are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Notes was $470.6 million at March 31, 2018 and $496.8 million at December 31, 2017.
The following methods and assumptions were used in estimating our fair value disclosures for financial instruments:
Cash equivalents: the carrying amount reported in the balance sheet for cash equivalents approximates our fair value due to the short-term maturity of these instruments.
Long-term debt: the carrying amounts of the borrowings under the $700.0 million revolving credit facility and $400.0 million Senior Secured Term Loan B due 2024 (the "2017 Credit Agreement") approximate fair value, based upon current interest rates, representing a Level 2 fair value measurement.
We did not measure any assets at fair value on a non-recurring basis for 2018 or 2017.
11. SHAREHOLDERS’ EQUITY
On November 29, 2017, the Board of Directors of the Company authorized a $500.0 million share repurchase program in a "modified Dutch auction" tender offer utilizing a portion of the proceeds from the Big Fish Transaction. The Company completed the tender offer on February 12, 2018, and repurchased 1,886,792 shares of the Company's common stock at a purchase price of $265 per share with an aggregate cost of $500.0 million, excluding fees and expenses related to the tender offer.
12. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan ("the 2016 Plan"), and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $2.8 million for the three months ended March 31, 2018 and $3.4 million for the three months ended March 31, 2017.
During the three months ended March 31, 2018, the Company awarded RSAs to employees and RSUs and PSUs to certain named executive officers. The vesting criteria for the PSU awards granted in 2018 were based on a three year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs, and PSUs granted during 2018 is presented below:

Grant Year	Award Type	Number of Shares/Units Awarded (in thousands)	Vesting Terms
2018	RSA	18	Vest equally over three service periods ending in February of 2019, 2020, and 2021
2018	RSU	16	Vest equally over three service periods ending December 31 of 2018, 2019, and 2020
2018	PSU	16	Three year performance and service period ending December 31, 2020
13. CONTINGENCIES
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March, 31
(in millions, except per share data)	2018	2017
Numerator for basic net income per common share:
Net income from continuing operations	$14.1	$2.2
Net income from continuing operations allocated to participating securities	—	(0.1)
Net income from discontinued operations	167.9	5.1
Numerator for basic net income per common share	$182.0	$7.2

Numerator for diluted net income from continuing operations per common share	$14.1	$2.2
Numerator for diluted net income per common share:	$182.0	$7.3

Denominator for net income per common share:
Basic	14.4	16.3
Plus dilutive effect of stock awards	0.1	0.2
Plus dilutive effect of participating securities	—	0.3
Diluted	14.5	16.8

Net income per common share data:
Basic
Continuing operations	$0.98	$0.13
Discontinued operations	$11.63	$0.31
Net income per common share - basic	$12.61	$0.44

Diluted
Continuing operations	$0.97	$0.13
Discontinued operations	$11.58	$0.31
Net income per common share - diluted	$12.55	$0.44
15. SEGMENT INFORMATION
We manage our operations through five operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder");

•	TwinSpires, which includes TwinSpires.com, Fair Grounds Account Wagering, Velocity, BetAmerica and Bloodstock Research Information Services;

•
Casino, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, Video Services, LLC ("VSI"), 50% equity investment in MVG, 50% equity investment in Ocean Downs and 25% equity investment in SCH, which includes investments in Saratoga Casino Hotel, Saratoga Casino Black Hawk and Ocean Downs;

•	Other Investments, which includes United Tote and other minor investments; and

•	Corporate, which includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
Big Fish Games is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices. On January 9, 2018, we closed the Big Fish Transaction, at which time Big Fish Games ceased to be an operating segment. Due to the Big Fish Transaction, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes. The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying condensed consolidated statements of comprehensive income. Accordingly, the prior year amounts were reclassified to conform to this presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted EBITDA. Our chief operating decision maker utilizes adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

•	Other transaction expense, including legal, accounting, and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt; and

•	Other charges, recoveries and expenses
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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, adjusted EBITDA by segment and reconciles comprehensive income to adjusted EBITDA:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March, 31
(in millions)	2018	2017
Net revenue from external customers:
Racing:
Churchill Downs	$2.0	$2.3
Arlington	8.3	8.5
Fair Grounds	12.8	12.5
Calder	0.6	0.6
Total Racing	23.7	23.9
TwinSpires	63.2	52.0
Casino:
Oxford Casino	24.2	20.9
Riverwalk Casino	14.4	11.5
Harlow’s Casino	13.3	13.5
Calder Casino	24.3	21.4
Fair Grounds Slots	10.6	10.2
VSI	11.0	9.7
Saratoga	0.3	0.3
Total Casino	98.1	87.5
Other Investments	4.3	4.1
Net revenue from external customers	$189.3	$167.5

	Three Months Ended March, 31
(in millions)	2018	2017
Intercompany net revenue:
Racing:
Churchill Downs	$0.3	$0.3
Arlington	1.2	1.0
Fair Grounds	1.0	0.9
Total Racing	2.5	2.2
TwinSpires	0.4	0.3
Other Investments	1.2	1.4
Eliminations	(4.1)	(3.9)
Intercompany net revenue	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2018
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate
Net revenue	$26.2	$63.6	$98.1	$5.5	$—

Taxes & purses	(10.3)	(3.4)	(32.4)	—	—
Marketing & advertising	(0.8)	(0.8)	(3.2)	—	—
Salaries & benefits	(8.6)	(2.1)	(13.5)	(3.2)	—
Content expense	(3.1)	(32.2)	—	—	—
SG&A expense	(4.0)	(2.8)	(5.4)	(0.7)	(2.4)
Other operating expense	(8.8)	(5.8)	(10.1)	(1.3)	(0.2)
Other income	—	—	10.8	—	0.1
Adjusted EBITDA	$(9.4)	$16.5	$44.3	$0.3	$(2.5)

	Three Months Ended March 31, 2017
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate (a)
Net revenue	$26.1	$52.3	$87.5	$5.5	$—

Taxes & purses	(10.2)	(3.0)	(29.1)	—	—
Marketing & advertising	(0.7)	(1.0)	(3.0)	—	—
Salaries & benefits	(8.6)	(2.2)	(13.1)	(2.9)	—
Content expense	(3.2)	(25.4)	—	—	—
SG&A expense	(3.8)	(2.7)	(5.2)	(0.8)	(2.9)
Other operating expense	(9.3)	(4.8)	(11.4)	(1.3)	(0.2)
Other income	—	—	9.6	0.1	—
Adjusted EBITDA	$(9.7)	$13.2	$35.3	$0.6	$(3.1)
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months ended March 31, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March, 31
(in millions)	2018	2017
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$182.0	$7.2
Foreign currency translation, net of tax	—	0.1
Net income	182.0	7.3
Income from discontinued operations, net of tax	(167.9)	(5.1)
Income from continuing operations, net of tax	14.1	2.2

Additions:
Depreciation and amortization	13.8	14.2
Interest expense	9.6	11.8
Income tax provision	2.6	0.6
EBITDA	40.1	28.8

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	2.8	3.4
Other charges	—	0.2
Pre-opening expense	0.6	—
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	4.3	3.5
Transaction expense, net	1.4	—
Calder exit costs	—	0.4
Total adjustments to EBITDA	9.1	7.5
Adjusted EBITDA	$49.2	$36.3

Adjusted EBITDA by segment:
Racing	$(9.4)	$(9.7)
TwinSpires	16.5	13.2
Casino	44.3	35.3
Other Investments	0.3	0.6
Corporate(a)	(2.5)	(3.1)
Adjusted EBITDA	$49.2	$36.3
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months ended March 31, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.
The table below presents information about equity in income of unconsolidated investments included in our reported segments:

	Three Months Ended March, 31
(in millions)	2018	2017
Casino	$6.5	$6.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents total asset information for each of our operating segments:

(in millions)	March 31, 2018	December 31, 2017
Total assets:
Racing	$484.8	$483.0
TwinSpires	215.2	215.9
Casino	678.6	679.6
Other Investments	23.0	15.2
Corporate	199.4	73.2
Big Fish Games	—	892.5
	$1,601.0	$2,359.4
The table below presents total capital expenditures for each of our operating segments:

	Three Months Ended March, 31
(in millions)	2018	2017
Capital expenditures:
Racing	$23.0	$23.6
TwinSpires	2.3	3.2
Casino	3.4	8.1
Other Investments	4.6	0.4
Corporate	0.7	0.2
Big Fish Games	—	2.0
	$34.0	$37.5
16. SUBSEQUENT EVENT
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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include the following: the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit; additional or increased taxes and fees; public perceptions or lack of confidence in the integrity of our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations, including the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses; inability to identify and complete acquisition, expansion or divestiture projects on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; legalization of online real money gaming in the United States, and our ability to capitalize on and predict such legalization; the number of people attending and wagering on live horse races; inability to respond to rapid technological changes in a timely manner; inadvertent infringement of the intellectual property of others; inability to protect our own intellectual property rights; security breaches and other security risks related to our technology, personal information, source code and other proprietary information, including failure to comply with regulations and other legal obligations relating to receiving, processing, storing and using personal information; payment-related risks, such as chargebacks for fraudulent credit card use; compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations; work stoppages and labor issues; difficulty in attracting a sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; seasonal fluctuations in our horseracing business due to geographic concentration of our operations; increased competition in our casino business; changes in regulatory environment of our casino business; development and expansion of casinos is costly and susceptible to delays, cost overruns and other uncertainties; concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs; impact of further legislation prohibiting tobacco smoking; geographic concentration of our casino business; changes in regulatory environment for our advanced deposit wagering business; increase in competition in the advanced deposit wagering business; inability to retain current customers or attract new customers to our advanced deposit wagering business; uncertainty and changes in the legal landscape relating to our advanced deposit wagering business; and failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment in our ability to offer advanced deposit wagering.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including Part I – Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

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
On January 9, 2018, the Company completed the Big Fish Transaction. As described in further detail in Item 1. Financial Statements, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and related notes.
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
The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying condensed consolidated statements of comprehensive income. Accordingly, the prior year amounts were reclassified to conform to this presentation.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

•	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt; and

•	Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income. Refer to the reconciliation of comprehensive income to adjusted EBITDA included in this section for additional information.
Our Operations
We manage our operations through five operating segments: Racing, TwinSpires, Casino, Other Investments and Corporate. Big Fish Games is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices. On January 9, 2018, we closed the Big Fish Transaction, at which time Big Fish Games ceased to be an operating segment.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 54 live thoroughbred race days in the first quarter of 2018 and 55 live thoroughbred race days in the first quarter of 2017.

TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, and Bloodstock Research Information Services. On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which is included in our TwinSpires segment.
Casino Segment
We are also a provider of brick-and-mortar real-money casino gaming with approximately 10,000 gaming positions located in eight states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, and Fair Grounds Slots, in addition to three hotels (Oxford, Riverwalk and Harlow’s). We also own Video Services, LLC ("VSI") associated with our Fair Grounds property. In addition, we have a 50% equity investment in Miami Valley Gaming ("MVG"), a 25% equity investment in Saratoga Casino Holdings LLC ("SCH") and an effective 62.5% equity investment in Ocean Downs. Our casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
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
Government Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our racing operations, our casino operations, and TwinSpires are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including Part I - Item 1, "Business," for a discussion of regulatory and legislative issues.
Racing Regulations
Illinois
In February 2018, legislation was filed that extends the authorization of advance deposit wagering though December 31, 2022.
Specific State Casino Regulations and Potential Legislative Changes
Maryland
In April 2017, legislation was signed into law to allow a VLT licensee to reduce the following day's proceeds by the amount of money returned to players that exceeds the amount bet through VLTs or table games on a given day, thereby reducing the taxes owed by the VLT licensee. In April 2018, legislation was signed into law which provides a video lottery operation licensee may carry over the losses for up to seven days. The legislation has had, and we believe will continue to have, a positive impact on our business.
In April 2018, legislation was signed into law which provides for up to $1.2 million annually to be distributed through 2024 to Ocean Downs from the Purse Dedication Account for losses associated with maintaining a minimum 40 days of live racing each year. We believe this legislation will have a positive impact on our business.

Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March, 31
(in millions)	2018	2017	Change
Net revenue	$189.3	$167.5	$21.8
Operating income	19.7	8.5	11.2
Operating income margin	10%	5%
Net income	$182.0	$7.3	$174.7
Adjusted EBITDA	49.2	36.3	12.9
Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

•
Our net revenue increased $21.8 million driven by an $11.2 million increase from TwinSpires due to a 20.2% increase in handle and a $10.6 million increase from Casino primarily from successful marketing and promotional activities.

•
Our operating income increased $11.2 million driven by an $8.5 million increase from Casino primarily driven by the increase in net revenue from successful marketing and promotional activities and a $3.6 million increase from TwinSpires due to the increase in handle. Partially offsetting these increases was a $0.9 million decrease from other sources.

•
Our net income increased $174.7 million driven by an $11.2 million increase in operating income, a $168.3 million after tax gain on the Big Fish Transaction, and a $0.7 million increase from all other sources. Offsetting these increases was a $5.5 million decrease in Big Fish net income.

•
Our Adjusted EBITDA increased $12.9 million driven by a $9.0 million increase from Casino primarily due to organic growth from successful marketing and promotional activities at certain properties and our unconsolidated investments, a $3.3 million increase at TwinSpires driven by the increase in handle, and a $0.6 million increase from other sources.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Three Months Ended March, 31
(in millions)	2018	2017	Change
Racing:
Churchill Downs	$2.3	$2.6	$(0.3)
Arlington	9.5	9.5	—
Fair Grounds	13.8	13.4	0.4
Calder	0.6	0.6	—
Total Racing	26.2	26.1	0.1
TwinSpires	63.6	52.3	11.3
Casino:
Oxford Casino	24.2	20.9	3.3
Riverwalk Casino	14.4	11.5	2.9
Harlow's Casino	13.3	13.5	(0.2)
Calder Casino	24.3	21.4	2.9
Fair Grounds Slots	10.6	10.2	0.4
VSI	11.0	9.7	1.3
Saratoga	0.3	0.3	—
Total Casino	98.1	87.5	10.6
Other Investments	5.5	5.5	—
Eliminations	(4.1)	(3.9)	(0.2)
Net Revenue	$189.3	$167.5	$21.8
Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

•	TwinSpires revenue increased $11.3 million primarily due to a 20.2% handle growth, which outpaced the U.S. thoroughbred industry performance by 14.0 percentage points.

•
Casino revenue increased $10.6 million driven by a $3.3 million increase at Oxford, a $2.9 million increase at Calder, a $2.7 million increase at our Mississippi properties, and a $1.7 million increase at our Louisiana properties, all of which resulted from successful marketing and promotional activities.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires

	Three Months Ended March, 31
(in millions)	2018	2017
Racing:
Churchill Downs
Race Days	—	—
Total handle	$7.2	$9.0
Net pari-mutuel revenue	$1.6	$1.8
Commission %	22.2%	20.0%
Arlington
Race Days	—	—
Total handle	$56.1	$58.0
Net pari-mutuel revenue	$9.1	$9.1
Commission %	16.2%	15.7%
Fair Grounds
Race Days	54	55
Total handle	$146.5	$136.7
Net pari-mutuel revenue	$11.4	$11.0
Commission %	7.8%	8.0%
Total Racing
Race Days	54	55
Total handle	$209.8	$203.7
Net pari-mutuel revenue	$22.1	$21.9
Commission %	10.5%	10.8%
TwinSpires (1)
Total handle	$304.1	$252.9
Net pari-mutuel revenue	$56.3	$47.0
Commission %	18.5%	18.6%
Eliminations (2)
Total handle	$(18.2)	$(15.0)
Net pari-mutuel revenue	$(2.4)	$(0.8)
Total
Handle	$495.7	$441.6
Net pari-mutuel revenue	$76.0	$68.1
Commission %	15.3%	15.4%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.

(2)	Eliminations include the elimination of intersegment transactions.

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

	Three Months Ended March, 31
(in millions)	2018	2017
Oxford Casino
Slot handle	$222.1	$186.2
Net slot revenue	18.0	15.7
Net gaming revenue	22.7	19.8
Riverwalk Casino
Slot handle	$178.6	$131.0
Net slot revenue	12.2	9.8
Net gaming revenue	13.7	11.0
Harlow’s Casino
Slot handle	$148.8	$147.6
Net slot revenue	11.9	11.8
Net gaming revenue	12.7	12.9
Calder Casino
Slot handle	$343.4	$257.5
Net slot revenue	23.3	20.6
Net gaming revenue	23.3	20.5
Fair Grounds Slots and Video Poker
Slot handle	$116.5	$116.7
Net slot revenue	10.3	10.0
Net gaming revenue	21.2	19.6

Total net gaming revenue	$93.6	$83.8

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March, 31
(in millions)	2018	2017	Change
Taxes & purses	$46.1	$42.3	$3.8
Content expense	32.0	25.8	6.2
Salaries & benefits	27.4	26.8	0.6
Selling, general and administrative expense	18.4	18.6	(0.2)
Depreciation and amortization	13.8	14.2	(0.4)
Marketing & advertising	4.7	4.6	0.1
Transaction expense, net	1.4	—	1.4
Calder exit costs	—	0.4	(0.4)
Other operating expense	25.8	26.3	(0.5)
Total expense	$169.6	$159.0	$10.6
Percent of net revenue	90%	95%
Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017
Significant items affecting comparability of consolidated operating expense include:

•	Taxes and purses increased $3.8 million driven by a $3.5 million increase generated by our casinos associated with an increase in slot handle and a $0.3 million increase in other expenses.

•	Content expense increased $6.2 million driven by the 21.6% increase in net revenue for TwinSpires primarily due to the increase in handle.

•	Salaries and benefits expense increased $0.6 million driven by additional personnel costs and related benefits.

•	Transaction expense, net increased $1.4 million driven by the announced acquisitions of Presque Isle and Lady Luck Vicksburg.
Corporate Allocated Expense
The table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Three Months Ended March, 31
(in millions)	2018	2017	Change
Racing	$(1.5)	$(1.4)	$(0.1)
TwinSpires	(1.4)	(1.2)	(0.2)
Casino	(2.0)	(1.7)	(0.3)
Other Investments	(0.3)	(0.3)	—
Corporate allocated expense	5.2	4.6	0.6
Total Corporate allocated expense	$—	$—	$—
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

	Three Months Ended March, 31
(in millions)	2018	2017	Change
Racing	$(9.4)	$(9.7)	$0.3
TwinSpires	16.5	13.2	3.3
Casino	44.3	35.3	9.0
Other Investments	0.3	0.6	(0.3)
Corporate(a)	(2.5)	(3.1)	0.6
Adjusted EBITDA	$49.2	$36.3	$12.9

(a)
The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months ended March 31, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying consolidated financial statements and related notes.

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

•	TwinSpires adjusted EBITDA increased $3.3 million driven by the 20.2% handle growth.

•
Casino adjusted EBITDA increased $9.0 million driven by a $7.8 million increase from our wholly-owned Casino properties, including a $3.4 million increase at our Mississippi properties, a $2.1 million increase at Calder, a $1.3 million increase at Oxford, and a $1.0 million increase at our Louisiana properties, all of which were due to successful marketing and promotional activities. Our unconsolidated investments also contributed $1.2 million of the increase, primarily due to strong performance from Ocean Downs and MVG.

•	Corporate adjusted EBITDA increased $0.6 million driven by the allocation of certain corporate and other expenses to preopening costs.
Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March, 31
(in millions)	2018	2017	Change
Comprehensive income	$182.0	$7.2	$174.8
Foreign currency translation, net of tax	—	0.1	(0.1)
Net income	182.0	7.3	174.7
Income from discontinued operations, net of tax	(167.9)	(5.1)	(162.8)
Income from continuing operations, net of tax	14.1	2.2	11.9

Additions:
Depreciation and amortization	13.8	14.2	(0.4)
Interest expense	9.6	11.8	(2.2)
Income tax provision	2.6	0.6	2.0
EBITDA	$40.1	$28.8	$11.3

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$2.8	$3.4	$(0.6)
Other charges	—	0.2	(0.2)
Pre-opening expense	0.6	—	0.6
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	4.3	3.5	0.8
Transaction expense, net	1.4	—	1.4
Calder exit costs	—	0.4	(0.4)
Total adjustments to EBITDA	9.1	7.5	1.6
Adjusted EBITDA	$49.2	$36.3	$12.9

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	March 31, 2018	December 31, 2017	Change
Total assets	$1,601.0	$2,359.4	$(758.4)
Total liabilities	$1,257.4	$1,719.1	$(461.7)
Total shareholders' equity	$343.6	$640.3	$(296.7)
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets decreased $758.4 million driven by an $823.4 million decrease in long-term assets of discontinued operations held for sale and a $69.1 million decrease in current assets of discontinued operations held for sale due to the Big Fish Transaction, a $35.6 million decrease in income tax receivable due to our current year income tax provision, and a $15.0 million decrease in accounts receivable, net primarily due to adoption of ASC 606. Partially offsetting these decreases were a $151.0 million increase in cash and cash equivalents due to the net proceeds received from the Big Fish Transaction partially offset by repurchases of common stock, a $26.9 million increase in property and equipment, net due to our capital project and maintenance expenditures partially offset by depreciation expense, and a $6.8 million increase in all other assets.

•
Total liabilities decreased $461.7 million driven by a $242.6 million decrease in long-term debt, net of maturities and loan origination fees primarily due to the payoff of our 2014 revolving credit facility, a $188.2 million decrease in current liabilities of discontinued operations held for sale and a $54.8 million decrease in non-current liabilities of discontinued operations held for sale due to the Big Fish Transaction, and a $23.7 million decrease in dividends payable due to the payment of our annual dividends. Partially offsetting these decreases were a $21.4 million increase in income tax payable due to our current year income tax provision, a $20.6 million increase in current deferred revenue primarily due to the adoption of ASC 606, and a $5.6 million increase in all other liabilities.

•
Total shareholders’ equity decreased $296.7 million driven by $514.4 million in repurchases of common stock, primarily as a result of the $500.0 million share repurchase program in a "modified Dutch auction" tender offer that was completed on February 12, 2018. Partially offsetting this decrease were $182.0 million in current year net income, a $29.1 million increase as a result of the adoption of ASC 606, and an increase of $6.6 million related to other sources.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March, 31
Cash flows from:	2018	2017	Change
Operating activities	$55.9	$65.3	$(9.4)
Investing activities	$936.7	$(51.4)	$988.1
Financing activities	$(843.8)	$(17.0)	$(826.8)
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
Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017

•
Cash provided by operating activities decreased $9.4 million driven by a $6.6 million decrease in current deferred revenue primarily as a result of the timing of payments related to the Kentucky Derby and Oaks events and a $2.8 million decrease from other sources.

•
Cash provided by investing activities increased $988.1 million driven by $970.7 million increase in proceeds related to the Big Fish Transaction, a $24.0 million increase related to the January 2017 investment in Ocean Downs and a $3.5 million increase in all other investing activities. Partially offsetting these increases was a $10.1 million decrease in receivable from escrow related to the Calder land sale from the fourth quarter of 2016.

•
Cash used in financing activities increased $826.8 million primarily driven by a $505.8 million increase primarily related to share repurchases under our "modified Dutch auction" tender offer completed on February 12, 2018, a $289.4 million increase in net borrowings and repayments related to our credit agreements, a $26.4 million increase as a result of the 2016 Big Fish Games deferred payment and a $5.2 million increase from other financing activities.
Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	March 31, 2018	December 31, 2017	Change
2017 Credit Agreement:
Term Loan B due 2024	$399.0	$400.0	$(1.0)
Revolving Credit Facility	—	239.0	(239.0)
Swing line of credit	—	3.0	(3.0)
Total 2017 Credit Agreement	399.0	642.0	(243.0)
2028 Senior Notes	500.0	500.0	—
Total debt	899.0	1,142.0	(243.0)
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	895.0	1,138.0	(243.0)
Issuance Cost and Fees	(12.4)	(12.8)	0.4
Total debt, net of current maturities	$882.6	$1,125.2	$(242.6)
2017 Credit Agreement
On December 27, 2017, we entered into the 2017 Credit Agreement (as defined below) with a syndicate of lenders. The 2017 Credit Agreement replaced the 2014 Senior Secured Credit Agreement. The 2017 Credit Agreement provides a $700.0 million revolving credit facility (the "Revolver") and a $400.0 million Senior Secured Term Loan B (collectively, the "2017 Credit Agreement"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The 2017 Credit Amendment is secured by substantially all assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's consolidated total net leverage ratio and the Term Loan B bears interest at LIBOR plus 200 basis points.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at March 31, 2018. At March 31, 2018, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest Coverage Ratio	5.7 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.0 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended March 31, 2018, the Company's commitment fee rate was 0.25%.
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
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date the Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. In addition, at any time prior to January 15, 2021, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price equal to 104.75% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) and enter into transactions with affiliates.
In connection with the issuance of the 2028 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
Contractual Obligations
Our commitments to make future payments as of March 31, 2018, are estimated as follows:

(in millions)	April 1 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
Term Loan B	$3.0	$8.0	$8.0	$380.0	$399.0
Interest on Term Loan B(1)	11.8	30.9	30.3	29.5	102.5
Senior Unsecured Notes	—	—	—	500.0	500.0
Interest on 2028 Senior Notes	24.0	47.5	47.5	119.7	238.7
Operating leases	3.9	8.1	5.3	3.2	20.5
Total	$42.7	$94.5	$91.1	$1,032.4	$1,260.7

(1)
Interest includes the estimated contractual payments under our 2017 Credit Agreement assuming no change in the weighted average borrowing rate of 3.88% which was the rate in place as of March 31, 2018.

As of March 31, 2018, we had approximately $3.0 million of tax liabilities related to unrecognized tax benefits.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends;

•	interest rate and credit risk; and

•	foreign currency exchange risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, our online wagering sites and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At March 31, 2018, we had $399.0 million outstanding under our 2017 Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $7.6 million.

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The following descriptions have been updated or added since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business.
Kater Class Action Suit
On April 17, 2015, a purported class action styled Cheryl Kater v. Churchill Downs Incorporated (the “Kater litigation”) was filed in the United States District Court, for the Western District of Washington alleging, among other claims, that the Company’s “Big Fish Casino” operated by the Company’s then-wholly owned mobile gaming subsidiary Big Fish Games violated Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the slots, blackjack, poker, and roulette games offered through Big Fish Casino), and seeking among other things, return of monies lost, reasonable attorney’s fees and injunctive relief. On November 19, 2015, the District Court dismissed the case with prejudice and, on December 7, 2015, Plaintiff’s motion for reconsideration was denied. Plaintiff filed a notice of appeal on January 5, 2016 to the United States Court of Appeals for the Ninth Circuit.
As previously disclosed, on January 9, 2018, the Company sold Big Fish Games to the Purchaser pursuant to the Stock Purchase Agreement, dated as of November 29, 2017, by and among the Company, Big Fish and the Purchaser. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to indemnify the Purchaser for the losses and expenses associated with the Kater litigation for Big Fish Games, which is referred to in the Stock Purchase Agreement as the “Primary Specified Litigation.”
On February 6, 2018, oral arguments on Plaintiff’s appeal of the dismissal of the Kater litigation took place before the United States Court of Appeals for the Ninth Circuit. On March 28, 2018, the United States Court of Appeals for the Ninth Circuit reversed and remanded the District Court’s dismissal of the complaint against the Company. In accordance with the terms of the Stock Purchase Agreement, the Company is working closely with the Purchaser to vigorously defend this matter in both the District Court and in any further appellate proceedings, and the Company believes that there are meritorious legal and factual defenses against Plaintiff’s allegations and requests for relief.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1) (2)
1/1/18-1/31/18	32,826	$244.40	—	$578.3
2/1/18-2/28/18	1,905,361	264.50	1,886,792	78.3
3/1/18-3/31/18	—	—	—	78.3
Total	1,938,187	$264.16	1,886,792

(1)
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

(2)
On November 29, 2017, the Board of Directors of the Company authorized a $500.0 million share repurchase program in a "modified Dutch auction" tender offer utilizing a portion of the proceeds from the Big Fish transaction. The Company completed the tender offer on February 12, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

EXHIBIT INDEX

Number	Description	By Reference To

10.1	Separation Agreement and Release, dated as of January 9, 2018 by and among Churchill Downs Incorporated, Big Fish Games, Inc. and Paul Thelen	Exhibit 10.1 to Current Report on Form 8-K filed January 9, 2018

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

**furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 25, 2018	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 25, 2018	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)