Form 10-Q
period 2018-06-30
CHURCHILL DOWNS Inc
filed 2018-08-01
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of Registrant’s common stock at July 25, 2018 was 13,563,116 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2018	2017	2018	2017
Net revenue:
Racing	$182.5	$165.3	$206.2	$189.2
TwinSpires	93.7	80.5	156.9	132.5
Casino	98.2	88.3	196.3	175.8
Other Investments	5.0	5.2	9.3	9.3
Total net revenue	379.4	339.3	568.7	506.8
Operating expense:
Racing	85.3	76.5	121.2	112.9
TwinSpires	59.4	51.4	103.4	87.8
Casino	67.3	62.1	132.1	124.8
Other Investments	5.0	4.9	9.6	8.8
Corporate	0.6	0.6	1.1	1.2
Selling, general and administrative expense	23.1	20.2	41.5	38.8
Calder exit costs	—	0.2	—	0.6
Transaction expense, net	2.1	0.5	3.5	0.5
Total operating expense	242.8	216.4	412.4	375.4
Operating income	136.6	122.9	156.3	131.4
Other income (expense):
Interest expense, net	(9.7)	(11.6)	(19.3)	(23.4)
Equity in income of unconsolidated investments	8.8	7.7	15.3	13.8
Miscellaneous, net	0.3	0.7	0.4	0.7
Total other expense	(0.6)	(3.2)	(3.6)	(8.9)
Income from continuing operations before provision for income taxes	136.0	119.7	152.7	122.5
Income tax provision	(32.8)	(47.0)	(35.4)	(47.6)
Income from continuing operations, net of tax	103.2	72.7	117.3	74.9
(Loss) income from discontinued operations, net of tax	(0.1)	5.6	167.8	10.7
Net income	$103.1	$78.3	$285.1	$85.6
Net income (loss) per common share data - basic:
Continuing operations	$7.61	$4.52	$8.38	$4.62
Discontinued operations	$(0.01)	$0.34	$11.98	$0.65
Net income per common share data - basic:	$7.60	$4.86	$20.36	$5.27
Net income (loss) per common share data - diluted:
Continuing operations	$7.57	$4.47	$8.34	$4.53
Discontinued operations	$(0.02)	$0.34	$11.92	$0.65
Net income per common share data - diluted:	$7.55	$4.81	$20.26	$5.18
Weighted average shares outstanding:
Basic	13.5	16.1	14.0	16.2
Diluted	13.6	16.3	14.1	16.5
Other comprehensive loss:
Foreign currency translation, net of tax	—	(0.3)	—	(0.4)
Change in pension benefits, net of tax	(0.2)	—	(0.2)	—
Other comprehensive loss	(0.2)	(0.3)	(0.2)	(0.4)
Comprehensive income	$102.9	$78.0	$284.9	$85.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$254.6	$51.7
Restricted cash	40.1	31.2
Accounts receivable, net	37.3	49.6
Income taxes receivable	—	35.6
Other current assets	22.1	18.9
Current assets of discontinued operations held for sale	—	69.1
Total current assets	354.1	256.1
Property and equipment, net	668.5	608.0
Investment in and advances to unconsolidated affiliates	176.8	171.3
Goodwill	317.6	317.6
Other intangible assets, net	166.5	169.4
Other assets	13.1	13.6
Long-term assets of discontinued operations held for sale	—	823.4
Total assets	$1,696.6	$2,359.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79.0	$54.1
Purses payable	26.3	12.5
Account wagering deposit liabilities	31.5	24.0
Accrued expense	95.2	75.8
Income taxes payable	24.5	—
Current deferred revenue	13.6	70.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	23.7
Current liabilities of discontinued operations held for sale	—	188.2
Total current liabilities	274.1	453.2
Long-term debt, net of current maturities and loan origination fees	389.0	632.9
Notes payable, net of debt issuance costs	492.7	492.3
Non-current deferred revenue	21.1	29.3
Deferred income taxes	48.6	40.6
Other liabilities	17.9	16.0
Non-current liabilities of discontinued operations held for sale	—	54.8
Total liabilities	1,243.4	1,719.1
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50.0 shares authorized; 13.6 shares issued and outstanding at June 30, 2018 and 15.4 shares at December 31, 2017	6.0	7.3
Retained earnings	448.1	634.3
Accumulated other comprehensive loss	(0.9)	(1.3)
Total shareholders' equity	453.2	640.3
Total liabilities and shareholders' equity	$1,696.6	$2,359.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$285.1	$85.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.1	49.3
Game software development amortization	0.4	8.7
Gain on sale of Big Fish Games	(219.5)	—
Distributed earnings from unconsolidated affiliates	9.9	8.7
Equity in income of unconsolidated affiliates	(15.3)	(13.8)
Stock-based compensation	12.6	11.7
Deferred income taxes	6.9	—
Big Fish Games earnout payment	(2.4)	(2.5)
Big Fish Games deferred payment	(2.0)	—
Other	1.7	1.7
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Game software development	(0.3)	(11.3)
Income taxes	55.3	50.0
Deferred revenue	(43.7)	(34.9)
Other assets and liabilities	44.5	15.2
Net cash provided by operating activities	162.3	168.4
Cash flows from investing activities:
Capital maintenance expenditures	(13.7)	(17.9)
Capital project expenditures	(58.7)	(46.1)
Acquisition of a business	—	(23.1)
Proceeds from sale of Big Fish Games	970.7	—
Receivable from escrow	—	13.6
Investment in unconsolidated affiliates	—	(24.0)
Other	(5.9)	0.2
Net cash provided by (used in) investing activities	892.4	(97.3)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	117.2	543.6
Repayments of borrowings under long-term debt obligations	(361.3)	(394.2)
Big Fish Games earnout payment	(31.8)	(31.7)
Big Fish Games deferred payment	(26.4)	—
Payment of dividends	(23.5)	(21.8)
Repurchase of common stock	(514.7)	(181.0)
Other	(4.4)	3.8
Net cash used in financing activities	(844.9)	(81.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	209.8	(10.2)
Effect of exchange rate changes on cash	(0.6)	0.6
Cash, cash equivalents and restricted cash, beginning of period	85.5	83.0
Cash, cash equivalents and restricted cash, end of period	$294.7	$73.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8.5	$21.4
Income taxes	23.7	9.0
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	21.9	—
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
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc., a Washington corporation ("Big Fish Games"), to Aristocrat Technologies, Inc., a Nevada corporation (the "Purchaser"), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
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
Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 64 live thoroughbred race days in the second quarter of 2018 and 2017. For the six months ended June 30, 2018, we conducted 118 live thoroughbred race days, compared to 119 live thoroughbred race days during the six months ended June 30, 2017.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncement - Adopted on January 1, 2018
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606") which provides a five-step analysis of transactions to determine when and how revenue is recognized. We adopted ASC 606 on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods. We expect the adoption of the new revenue standard will not have a material impact on our net income on an ongoing basis in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cumulative effects of the changes made to our condensed consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows:

(in millions)	As Reported at December 31, 2017	Adoption of ASC 606	Balance at January 1, 2018
ASSETS
Accounts receivable, net	$49.6	$(21.8)	$27.8
Income taxes receivable	35.6	(4.1)	31.5
Current assets of discontinued operations held for sale	69.1	0.7	69.8
Other assets	13.6	(1.1)	12.5

LIABILITIES
Accrued expense	75.8	0.8	76.6
Current deferred revenue	70.9	(18.9)	52.0
Current liabilities of discontinued operations held for sale	188.2	(38.8)	149.4
Non-current deferred revenue	29.3	(4.5)	24.8
Deferred income taxes	40.6	(0.1)	40.5
Non-current liabilities of discontinued operations held for sale	54.8	5.5	60.3

SHAREHOLDERS' EQUITY
Retained earnings	634.3	29.7	664.0
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
In accordance with ASC 606 requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet was as follows:

	At June 30, 2018
(in millions)	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase/(Decrease)
ASSETS
Accounts receivable, net	$37.3	$38.0	$(0.7)
Other assets	13.1	14.9	(1.8)

LIABILITIES
Accrued expense	95.2	94.4	0.8
Income taxes payable	24.5	24.3	0.2
Current deferred revenue	13.6	15.4	(1.8)
Non-current deferred revenue	21.1	23.6	(2.5)
Deferred income taxes	48.6	48.4	0.2

SHAREHOLDERS' EQUITY
Retained earnings	448.1	447.5	0.6
Adoption of ASC 606 had no impact on cash provided by or used in operating, financing, or investing activities on our condensed consolidated statement of cash flows for the six months ended June 30, 2018. As part of the transition to ASC 606 on January 1, 2018, there have been certain modifications between the classification of net revenue and operating expenses in the TwinSpires segment in the current period. The impact of adopting ASC 606 on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities are also required to reconcile the cash, cash equivalents, and restricted cash in the statement of cash flows to the balance sheet and disclose the nature of the restrictions on restricted cash. We adopted ASU 2016-18 on January 1, 2018 using the retrospective method. As a result, we began including amounts generally described as restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adjusted our condensed consolidated statement of cash flows for the six months ended June 30, 2017 from amounts previously reported due to the adoption of ASU 2016-18. The effects of adopting ASU 2016-18 on our condensed consolidated statement of cash flows were as follows:

	Six Months Ended June 30, 2017
(in millions)	As Previously Reported	Adoption of ASU 2016-18	As Adjusted

Net cash provided by operating activities	$171.1	$(2.7)	$168.4

Cash, cash equivalents and restricted cash, beginning of period	$48.7	$34.3	$83.0
Net decrease in cash, cash equivalents and restricted cash	(7.5)	(2.7)	(10.2)
Effect of exchange rate changes on cash	0.6	—	0.6
Cash, cash equivalents and restricted cash, end of period	$41.8	$31.6	$73.4
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
Recent Accounting Pronouncements - effective in 2019 or thereafter
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. As currently issued, ASU 2016-02 will be effective in 2019 with earlier adoption permitted, and is to be applied at the beginning of the earliest comparative period in the financial statements using a modified retrospective approach. We are currently evaluating the impact of our pending adoption of this new standard, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02. The adoption of this new standard is not expected to have a material effect on net income.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
3. SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policies for revenue recognition, casino and pari-mutuel taxes, and restricted cash, all of which were updated as a result of our recently adopted accounting pronouncements on January 1, 2018, as described in Note 2, Recent Accounting Pronouncements, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition
Racing
Racing revenue is generated by pari-mutuel wagering transactions with customers on live and simulcast racing content as well as simulcast host fees earned from other wagering sites. Additionally, we generate revenue through sponsorships, admissions (including luxury suites), personal seat licenses ("PSLs"), television rights, concessions, programs and parking.
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
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack ("on-track revenue") and revenue we earn from exporting our live racing signals to other race tracks, off-track betting facilities ("OTBs"), and advance deposit wagering providers ("export revenue"). For simulcast races we display at our racetracks, OTBs, and TwinSpires, we recognize revenue we earn from providing a wagering service to our customers on these imported live races ("import revenue"). Each wagering contract for on-track revenue and import revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue and import revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
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
Our admission contracts are either for a single live racing event day or multiple days. Our PSLs, sponsorships, and television rights contracts generally relate to multiple live racing event days. Multiple day admission, PSLs, sponsorships, and television rights contracts contain a distinct series of services that form single performance obligations. Sponsorships contracts generally include performance obligations related to admissions and advertising rights at our racetracks. Television rights contracts contain a performance obligation related to the rights to distribute certain live racing events on media platforms. The transaction prices

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for our admissions, PSLs, sponsorships, and television rights contracts are fixed. We allocate the transaction price to our sponsorship contract performance obligations based on the estimated relative standalone selling price of each distinct service.
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
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the state and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Racing, TwinSpires and Casino operating expenses in our consolidated statements of comprehensive income. In certain jurisdictions governing our Racing and TwinSpires pari-mutuel contracts with customers, there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2018, our Racing segment had remaining performance obligations with an aggregate transaction price of $174.9 million. The revenue we expect to recognize on these remaining performance obligations is $1.3 million for the remainder of 2018, $41.2 million in 2019, $34.1 million in 2020, and the remainder thereafter.
As of June 30, 2018, our remaining performance obligations in segments other than Racing were not material.
Contract Assets and Contract Liabilities
As of January 1, 2018 and June 30, 2018, contract assets were not material.
As of January 1, 2018 and June 30, 2018, contract liabilities were $78.7 million and $36.7 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to our Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $47.9 million of revenue during the three months ended June 30, 2018 and $50.1 million of revenue during the six months ended June 30, 2018 that was included in the contract liabilities balance at January 1, 2018.
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
5. DISCONTINUED OPERATIONS
On January 9, 2018, the Company completed the Big Fish Transaction which had a purchase price of $990.0 million. The Company received cash proceeds of $970.7 million which was net of $5.2 million of working capital adjustments and $14.1 million of transaction costs. The Company derecognized the following upon the Big Fish Transaction:

(in millions)
Cash and cash equivalents	$0.3
Accounts receivable	34.7
Game software development, net	6.7
Other current assets	17.0
Property and equipment, net	17.8
Game software development, net	13.8
Goodwill	530.7
Other intangible assets, net	238.4
Other assets	24.0
Accounts payable	(8.5)
Accrued expense	(22.6)
Deferred revenue	(44.2)
Deferred income taxes	(52.0)
Other liabilities	(4.9)
Carrying value of Big Fish Games	$751.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized a gain of $219.5 million upon the sale recorded in income from discontinued operations on the condensed consolidated statement of comprehensive income for the six months ended June 30, 2018. The gain consisted of cash proceeds of $970.7 million offset by the carrying value of Big Fish Games of $751.2 million. The income tax provision on the gain was $51.2 million, resulting in an after tax gain of $168.3 million.
The following table presents the financial results of Big Fish Games included in "(loss) income from discontinued operations, net of tax":

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net revenue	$—	$112.5	$13.2	$224.5

Operating expenses	—	89.2	8.4	176.2
Selling, general and administrative expense	0.6	6.7	4.9	12.2
Research and development	—	9.9	0.9	20.2
Transaction expense, net	—	0.2	—	0.4
Total operating expense	0.6	106.0	14.2	209.0
Operating (loss) income	(0.6)	6.5	(1.0)	15.5
Other income (expense)
Gain on sale of Big Fish Games	—	—	219.5	—
Other expense	—	(0.4)	(0.1)	(0.4)
Total other income (loss)	—	(0.4)	219.4	(0.4)
(Loss) income from discontinued operations before provision for income taxes	(0.6)	6.1	218.4	15.1
Income tax benefit (provision)	0.5	(0.5)	(50.6)	(4.4)
(Loss) income from discontinued operations, net of tax	$(0.1)	$5.6	$167.8	$10.7
Stock-Based Compensation
For the six months ended June 30, 2018, the Company recognized $3.4 million of stock-based compensation expense related to Big Fish Games, which included the impact of the accelerated vesting dates of restricted stock awards held by Big Fish Games' employees in conjunction with the Big Fish Transaction.
Earnout Liabilities
As of December 31, 2017, we had $34.2 million of deferred earnout consideration and $28.4 million of deferred payments due to the founder of Big Fish Games, both of which were paid on January 3, 2018.
6. ACQUISITIONS
On February 28, 2018, the Company entered into two separate definitive asset purchase agreements with Eldorado Resorts, Inc. ("ERI") to acquire substantially all of the assets and properties used in connection with the operation of Presque Isle Downs & Casino in Erie, Pennsylvania (the "Presque Isle Transaction"), and Lady Luck Casino in Vicksburg, Mississippi (the "Lady Luck Vicksburg Transaction") for total aggregate consideration of approximately $229.5 million, to be paid in cash, subject to certain working capital and other purchase price adjustments.
On July 6, 2018, the Company and ERI mutually agreed to terminate the asset purchase agreement with respect to the Lady Luck Vicksburg Transaction (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company has agreed to pay to ERI a termination fee of $5.0 million, subject to the parties' execution of a definitive agreement with respect to the Lady Luck Nemacolin Transaction, as described below.
Concurrently with the entry into the Termination Agreement, the Company and ERI also entered into an amendment to the previously announced asset purchase agreement relating to the Presque Isle Transaction (the "Amendment"). Pursuant to the Amendment, the Company and ERI have agreed to, among other things, (i) eliminate the consummation of the Lady Luck Vicksburg Transaction as a condition to closing the Presque Isle Transaction, (ii) withdraw the parties’ filings previously submitted in connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and submit new filings pursuant to the HSR Act to reflect the transactions contemplated by the Amendment and the Termination Agreement and (iii) cooperate in good faith, subject to certain conditions, to enter into an agreement pursuant to which the Company, for cash consideration of $100,000,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will assume the rights and obligations of an affiliate of ERI to operate the Lady Luck Casino Nemacolin in Farmington, Pennsylvania (the "Lady Luck Nemacolin Transaction"). The Presque Isle Transaction reflects a stand-alone purchase price of $178.9 million and remains dependent on usual and customary closing conditions. Closing of the Presque Isle Transaction is also conditioned on the execution of the definitive agreement with respect to the Lady Luck Nemacolin Transaction. Subject to expiration of termination of the waiting period under the HSR Act, receipt of Pennsylvania regulatory approvals, and other customary closing conditions, the Presque Isle Transaction and the Lady Luck Nemacolin Transaction are expected to close in the fourth quarter of 2018.
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

•
25% equity investment in Saratoga Casino Holdings LLC ("SCH"), which owns Saratoga Casino Hotel in Saratoga Springs, New York ("Saratoga New York") and Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga Colorado"); and

•
50% equity investment in Ocean Downs LLC and Services Racing LLC ("Ocean Downs") located near Ocean City, Maryland. SCH owns the remaining 50% of Ocean Downs, providing the Company an effective 62.5% interest.

Summarized below are the financial results for our unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net revenue	$114.5	$109.4	$216.1	$212.7

Operating and SG&A expense	84.4	83.8	163.3	165.5
Depreciation and amortization	6.6	5.1	13.1	10.9
Total operating expense	91.0	88.9	176.4	176.4
Operating income	23.5	20.5	39.7	36.3
Interest and other expense, net	(2.6)	(2.7)	(4.9)	(5.3)
Net income	$20.9	$17.8	$34.8	$31.0

(in millions)	June 30, 2018	December 31, 2017
Assets
Current assets	$71.1	$64.5
Property and equipment, net	231.0	234.6
Other assets, net	241.0	236.5
Total assets	$543.1	$535.6

Liabilities and Members' Equity
Current liabilities	$96.8	$100.3
Long-term debt	104.6	110.1
Other liabilities	1.2	0.1
Members' equity	340.5	325.1
Total liabilities and members' equity	$543.1	$535.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is comprised of the following:

(in millions)	Racing	TwinSpires	Casino	Total
Balances as of December 31, 2017	$51.7	$148.2	$117.7	$317.6
Additions	—	—	—	—
Balances as of June 30, 2018	$51.7	$148.2	$117.7	$317.6
We performed our annual goodwill impairment analysis as of April 1, 2018 and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing step one fair value calculations on a quantitative basis for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying value and therefore step two of the assessment was not required.
Other intangible assets are comprised of the following:

	June 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$40.0	$(23.7)	$16.3	$39.8	$(20.6)	$19.2
Indefinite-lived intangible assets			150.2			150.2
Total			$166.5			$169.4
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2018, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded carrying value and therefore step two of the assessment was not required.
9. INCOME TAXES
The Company’s income tax rate for the three and six months ended June 30, 2018 was higher than the U. S. federal statutory rate of 21.0% primarily due to state income taxes and certain expenses that are not deductible for income tax purposes, partially offset by tax benefits resulting from tax deductions from vesting of restricted stock units in excess of book deductions as well as deferred tax benefits from Kentucky House Bill 487 ("HB 487"), which was enacted on April 27, 2018. HB 487 reduces Kentucky’s corporate statutory income tax rate from 6% to 5% and imposes a single-sales factor apportionment effective for the 2018 tax year and beyond.
The Company’s income tax rate for the three and six months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and certain expenses that are not deductible for income tax purposes, partially offset by tax benefits resulting from tax deductions from vesting of restricted stock units in excess of book deductions.
10. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents our assets and liabilities measured at fair value on a recurring basis:

	Level 1
(in millions)	June 30, 2018	December 31, 2017
Cash equivalents and restricted cash	$40.1	$31.2
Our cash equivalents and restricted cash that are held in interest-bearing accounts qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our 4.75% Senior Notes due 2028 (the "Senior Notes") are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Notes was $463.2 million at June 30, 2018 and $496.8 million at December 31, 2017.

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
12. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan ("the 2016 Plan"), and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $6.4 million for the three months ended June 30, 2018 and $4.4 million for the three months ended June 30, 2017. Stock-based compensation expense was $9.2 million for the six months ended June 30, 2018 and $7.8 million for the six months ended June 20, 2017.
During the six months ended June 30, 2018, the Company awarded RSAs to employees, RSUs and PSUs to certain named executive officers, and RSUs to directors. The vesting criteria for the PSU awards granted in 2018 were based on a three year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs, and PSUs granted during 2018 is presented below:

Grant Year	Award Type	Number of Shares/Units Awarded (in thousands)	Vesting Terms

2018	RSA	18	Vest equally over three service periods ending in February of 2019, 2020, and 2021
2018	RSU	16	Vest equally over three service periods ending December 31 of 2018, 2019, and 2020
2018	PSU	16	Three year performance and service period ending December 31, 2020
2018	RSU	3	One year service period ending in April 2019
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
14. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator for basic net income per common share:
Net income from continuing operations	$103.2	$72.7	$117.3	$74.9
Net loss from continuing operations allocated to participating securities	—	—	—	(0.1)
Net (loss) income from discontinued operations	(0.1)	5.6	167.8	10.7
Numerator for basic net income per common share	$103.1	$78.3	$285.1	$85.5

Numerator for diluted net income from continuing operations per common share	$103.2	$72.7	$117.3	$74.9
Numerator for diluted net income per common share:	$103.1	$78.3	$285.1	$85.6

Denominator for net income per common share:
Basic	13.5	16.1	14.0	16.2
Plus dilutive effect of stock awards	0.1	0.2	0.1	0.2
Plus dilutive effect of participating securities	—	—	—	0.1
Diluted	13.6	16.3	14.1	16.5

Net income (loss) per common share data:
Basic
Continuing operations	$7.61	$4.52	$8.38	$4.62
Discontinued operations	$(0.01)	$0.34	$11.98	$0.65
Net income per common share - basic	$7.60	$4.86	$20.36	$5.27

Diluted
Continuing operations	$7.57	$4.47	$8.34	$4.53
Discontinued operations	$(0.02)	$0.34	$11.92	$0.65
Net income per common share - diluted	$7.55	$4.81	$20.26	$5.18
15. SEGMENT INFORMATION
We manage our operations through five operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder");

•	TwinSpires, which includes TwinSpires.com, Fair Grounds Account Wagering, Velocity, BetAmerica and Bloodstock Research Information Services;

•
Casino, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, Video Services, LLC ("VSI"), 50% equity investment in MVG, 50% equity investment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted EBITDA. Our chief operating decision maker utilizes adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

•	Other transaction expense, including legal, accounting, and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, adjusted EBITDA by segment and reconciles comprehensive income to adjusted EBITDA:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net revenue from external customers:
Racing:
Churchill Downs	$154.9	$136.7	$156.9	$139.0
Arlington	17.7	18.0	26.0	26.5
Fair Grounds	9.2	10.0	22.0	22.5
Calder	0.7	0.6	1.3	1.2
Total Racing	182.5	165.3	206.2	189.2
TwinSpires	93.7	80.5	156.9	132.5
Casino:
Oxford Casino	26.2	23.1	50.4	44.0
Riverwalk Casino	13.6	12.0	28.0	23.5
Harlow’s Casino	12.5	12.5	25.8	26.0
Calder Casino	25.3	21.8	49.6	43.2
Fair Grounds Slots	9.2	8.8	19.8	19.0
VSI	11.1	9.8	22.1	19.5
Saratoga	0.3	0.3	0.6	0.6
Total Casino	98.2	88.3	196.3	175.8
Other Investments	5.0	5.2	9.3	9.3
Net revenue from external customers	$379.4	$339.3	$568.7	$506.8

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Intercompany net revenue:
Racing:
Churchill Downs	$9.4	$8.4	$9.7	$8.7
Arlington	2.1	1.9	3.3	2.9
Fair Grounds	0.1	0.1	1.1	1.0
Total Racing	11.6	10.4	14.1	12.6
TwinSpires	0.4	0.3	0.8	0.6
Other Investments	1.5	1.3	2.7	2.7
Eliminations	(13.5)	(12.0)	(17.6)	(15.9)
Intercompany net revenue	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2018
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate
Net revenue	$194.1	$94.1	$98.2	$6.5	$—

Taxes & purses	(34.4)	(4.6)	(33.4)	—	—
Marketing & advertising	(3.6)	(3.1)	(3.5)	(0.1)	—
Salaries & benefits	(15.3)	(2.4)	(13.6)	(3.6)	—
Content expense	(4.7)	(49.8)	—	—	—
SG&A expense	(4.6)	(2.9)	(5.6)	(0.7)	(2.6)
Other operating expense	(22.8)	(8.2)	(11.1)	(1.1)	(0.1)
Other income	0.4	—	12.9	0.1	—
Adjusted EBITDA	$109.1	$23.1	$43.9	$1.1	$(2.7)

	Three Months Ended June 30, 2017
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate (a)
Net revenue	$175.7	$80.8	$88.3	$6.5	$—

Taxes & purses	(32.9)	(4.1)	(29.7)	—	—
Marketing & advertising	(2.2)	(4.6)	(3.0)	—	—
Salaries & benefits	(13.5)	(2.6)	(13.4)	(3.3)	—
Content expense	(4.7)	(40.2)	—	—	—
SG&A expense	(4.2)	(3.0)	(5.6)	(0.7)	(2.5)
Other operating expense	(20.0)	(7.0)	(9.8)	(1.2)	(0.3)
Other income	0.5	—	10.7	—	—
Adjusted EBITDA	$98.7	$19.3	$37.5	$1.3	$(2.8)
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months ended June 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2018
(in millions)	Racing	TwinSpires	Casinos	Other Investments	Corporate
Net revenue	$220.3	$157.7	$196.3	$12.0	$—

Taxes & purses	(44.7)	(8.0)	(65.8)	—	—
Marketing & advertising	(4.4)	(3.9)	(6.7)	(0.1)	—
Salaries & benefits	(23.9)	(4.5)	(27.1)	(6.8)	—
Content expense	(7.8)	(82.0)	—	—	—
SG&A expense	(8.6)	(5.7)	(11.0)	(1.4)	(5.0)
Other operating expense	(31.6)	(14.0)	(21.2)	(2.4)	(0.3)
Other income	0.4	—	23.7	0.1	0.1
Adjusted EBITDA	$99.7	$39.6	$88.2	$1.4	$(5.2)

	Six Months Ended June 30, 2017
(in millions)	Racing	TwinSpires	Casinos	Other Investments	Corporate (a)
Net revenue	$201.8	$133.1	$175.8	$12.0	$—

Taxes & purses	(43.1)	(7.1)	(58.8)	—	—
Marketing & advertising	(2.9)	(5.6)	(6.0)	—	—
Salaries & benefits	(22.1)	(4.8)	(26.5)	(6.2)	—
Content expense	(7.9)	(65.6)	—	—	—
SG&A expense	(8.0)	(5.7)	(10.8)	(1.5)	(5.4)
Other operating expense	(29.3)	(11.8)	(21.2)	(2.5)	(0.5)
Other income	0.5	—	20.3	0.1	—
Adjusted EBITDA	$89.0	$32.5	$72.8	$1.9	$(5.9)
(a) The Corporate segment includes corporate and other certain expenses of $1.4 million for the six months ended June 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$102.9	$78.0	$284.9	$85.2
Foreign currency translation, net of tax	—	0.3	—	0.4
Change in pension benefits, net of tax	0.2	—	0.2	—
Net income	103.1	78.3	285.1	85.6
Income from discontinued operations, net of tax	0.1	(5.6)	(167.8)	(10.7)
Income from continuing operations, net of tax	103.2	72.7	117.3	74.9

Additions:
Depreciation and amortization	15.3	14.4	29.1	28.6
Interest expense	9.7	11.6	19.3	23.4
Income tax provision	32.8	47.0	35.4	47.6
EBITDA	161.0	145.7	201.1	174.5

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	6.4	4.4	9.2	7.8
Other charges	—	(0.2)	—	—
Pre-opening expense	0.7	0.3	1.3	0.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	4.3	3.1	8.6	6.6
Transaction expense, net	2.1	0.5	3.5	0.5
Calder exit costs	—	0.2	—	0.6
Total adjustments to EBITDA	13.5	8.3	22.6	15.8
Adjusted EBITDA	$174.5	$154.0	$223.7	$190.3

Adjusted EBITDA by segment:
Racing	$109.1	$98.7	$99.7	$89.0
TwinSpires	23.1	19.3	39.6	32.5
Casino	43.9	37.5	88.2	72.8
Other Investments	1.1	1.3	1.4	1.9
Corporate(a)	(2.7)	(2.8)	(5.2)	(5.9)
Adjusted EBITDA	$174.5	$154.0	$223.7	$190.3
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months and $1.4 million for the six months ended June 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.
The table below presents information about equity in income of unconsolidated investments included in our reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Casino	$8.8	$7.7	$15.3	$13.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents total asset information for each of our operating segments:

(in millions)	June 30, 2018	December 31, 2017
Total assets:
Racing	$496.4	$483.0
TwinSpires	222.0	215.9
Casino	671.9	679.6
Other Investments	53.5	15.2
Corporate	252.8	73.2
Big Fish Games	—	892.5
	$1,696.6	$2,359.4
The table below presents total capital expenditures for each of our operating segments:

	Six Months Ended June 30,
(in millions)	2018	2017
Capital expenditures:
Racing	$43.0	$38.4
TwinSpires	4.7	5.2
Casino	5.9	15.6
Other Investments	17.6	0.7
Corporate	1.0	0.6
Big Fish Games	—	3.5
	$72.2	$64.0
16. SUBSEQUENT EVENT
Refer to Note 6, Acquisitions, for the subsequent event related to the Presque Isle Transaction, the Lady Luck Vicksburg Transaction and the Lady Luck Nemacolin Transaction.
On July 16, 2018, the Company announced its entry into a tax-efficient partial liquidation agreement (the "Liquidation Agreement") to acquire the remaining 50% ownership of Ocean Downs owned by SCH in exchange for the Company's 25% equity interest in SCH, which is the parent company of Saratoga New York and Saratoga Colorado. Since the Company indirectly owned 12.5% of Ocean Downs through its 25% ownership interest in SCH, the Company is effectively acquiring the remaining 37.5% of Ocean Downs. Upon the closing of this transaction, which is subject to the satisfaction or waiver of specified closing conditions, including the approval of all applicable gaming authorities, the Company will own 100% of Ocean Downs and will have no equity interest or management involvement in Saratoga New York or Saratoga Colorado. The transaction is expected to close in the second half of 2018.
Saratoga Harness Racing, Inc. ("SHRI") has agreed to grant the Company and its affiliates exclusive rights to operate online real-money sports betting and real-money iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "might", "plan", "predict", "project", "seek", "should", "will", and similar words, although some forward-looking statements are expressed differently.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include the following: the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit; additional or increased taxes and fees; public perceptions or lack of confidence in the integrity of our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations, including the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses; inability to identify and complete acquisition, expansion or divestiture projects on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; legalization of online real money gaming in the United States, and our ability to capitalize on and predict such legalization; the number of people attending and wagering on live horse races; inability to respond to rapid technological changes in a timely manner; inadvertent infringement of the intellectual property of others; inability to protect our own intellectual property rights; security breaches and other security risks related to our technology, personal information, source code and other proprietary information, including failure to comply with regulations and other legal obligations relating to receiving, processing, storing and using personal information; payment-related risks, such as chargebacks for fraudulent credit card use; compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations; work stoppages and labor issues; difficulty in attracting a sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; seasonal fluctuations in our horseracing business due to geographic concentration of our operations; increased competition in our casino business; changes in regulatory environment of our casino business; the cost and possibility for delay, cost overruns and other uncertainties associated with the development and expansion of casinos; concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs; impact of further legislation prohibiting tobacco smoking; geographic concentration of our casino business; changes in regulatory environment for our advanced deposit wagering business; increase in competition in the advanced deposit wagering business; inability to retain current customers or attract new customers to our advanced deposit wagering business; uncertainty and changes in the legal landscape relating to our advanced deposit wagering business; and failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment in our ability to offer advanced deposit wagering.
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

Our Business
Executive Overview
We are an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are the largest legal online account wagering platform for horseracing in the U.S., through our ownership of TwinSpires.com and have announced our plans to enter the U.S. real money online gaming and sports betting markets.  We are also a leader in brick-and-mortar casino gaming with approximately 10,000 gaming positions in eight states. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

•	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
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
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 64 live thoroughbred race days in the second quarter of 2018 and 2017. For the six months ended June 30, 2018, we conducted 118 live thoroughbred race days, compared to 119 live thoroughbred race days during the six months ended June 30, 2017.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, and Bloodstock Research Information Services. On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which is also included in our TwinSpires segment.
In May 2018, the Company announced its entry into real money online gaming ("iGaming") and sports betting markets. The Company also announced a strategic partnership agreement with SBTech to utilize their integrated technology platform for the Company's iGaming and sports betting operations.
In May 2018, the Company entered into an agreement with Golden Nugget to enter the New Jersey iGaming and sports betting markets.
Casino Segment
We are a provider of brick-and-mortar real-money casino gaming with approximately 10,000 gaming positions located in eight states. We own five casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, and Fair Grounds Slots, in addition to three hotels (Oxford, Riverwalk and Harlow’s). We also own Video Services, LLC ("VSI") associated with our Fair Grounds property. In addition, we have a 50% equity investment in Miami Valley Gaming ("MVG"), a 25% equity investment in Saratoga Casino Holdings LLC ("SCH") and an effective 62.5% equity investment in Ocean Downs. Our Casino revenue is primarily generated from slot machines, video poker and table games while ancillary revenue includes hotel and food and beverage sales.
Other Investments Segment
Our Other Investments Segment includes United Tote and our other minor investments.
In June 2017, we announced Churchill Downs is investing approximately $65.0 million to construct an 85,000 square-foot, state-of-the-art historical racing machine facility, Derby City Gaming, in Louisville, Kentucky. Derby City Gaming is expected to open in September 2018.
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
Racing Regulations
Illinois
In July 2018, legislation was signed into law that extends the authorization of advance deposit wagering though December 31, 2022.
TwinSpires Regulations
Federal
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gives states the authority to authorize sports wagering. Should states choose to authorize this activity, we believe it will have a positive impact on our business.

Mississippi
In 2017, Mississippi changed its law to allow sports betting as part of a bill legalizing and regulating fantasy sports, subject to the reversal of the 1992 Professional and Amateur Sports Protection Act and approval by the Mississippi Gaming Commission.
In June 2018, the Mississippi Gaming Commission approved rules regulating sports betting confined to brick and mortar casinos located in Mississippi which became effective in July 2018. We believe this approval will have a positive impact on our business.
New Jersey
Online Gaming
In February 2013, legislation was signed into law that allows Atlantic City casinos to offer online casino style gaming in New Jersey. The legislation provides for a $400,000 license fee and a 15% tax rate on gross gaming revenues. We believe this legislation will have a positive impact on our business.
Sports Wagering
In June 2018, a bill was signed into law which authorizes sports wagering at casinos, racetracks and online, and the Division of Gaming Enforcement issued regulations governing the activity. Each casino or racetrack may offer a maximum of three online sports betting websites. The initial license fee is $100,000 with a tax of 9.75% on land-based gross betting revenue and a 14.25% tax on online gross betting revenue. We believe this legislation will have a positive impact on our business.
Pennsylvania
Online Gaming
In October 2017, legislation was signed into law that would allow for the operation of online gaming in Pennsylvania. The legislation allows for casinos to operate up to three categories of licenses: poker, interactive slots and interactive table games. Existing in-state casinos have 120 days to purchase a license. Each individual license is $4 million per license or $10 million for all three. If any licenses remain after 120 days, the state has the option to allow out of state gaming entities the opportunity to purchase an online gaming license. The tax rate on poker and table games is 14% of gross gaming revenue, while the tax on slot machine style games is 54%. In March 2018, the Pennsylvania Gaming Control Board issued temporary regulations governing the activity. To date, three casino operators have applied for all three types of licenses. We believe this legislation could have a positive impact on our business.
Sports Wagering
In October 2017, a bill was signed into law that will allow for the operation of brick and mortar and online sports wagering in Pennsylvania. Under the terms of the legislation, the state’s existing casinos can operate sports wagering and sets a $10 million license fee. The tax rate on sports wagering is 36% of gross gaming revenue. In July 2018, the Pennsylvania Gaming Control Board issued temporary regulations governing the activity. To date, no operators have applied for a license. We believe this legislation could have a positive impact on our business.
Specific State Casino Regulations and Potential Legislative Changes
Maryland
In April 2017, legislation was signed into law to allow a video lottery terminal ("VLT") licensee to reduce the following day's proceeds by the amount of money returned to players that exceeds the amount bet through VLTs or table games on a given day, thereby reducing the taxes owed by the VLT licensee. In April 2018, legislation was signed into law which provides a video lottery operation licensee may carry over the losses for up to seven days. The legislation has had, and we believe will continue to have, a positive impact on our business.
In April 2018, legislation was signed into law which provides for up to $1.2 million annually to be distributed through 2024 to Ocean Downs from the Purse Dedication Account for losses associated with maintaining a minimum 40 days of live racing each year. We believe this legislation will have a positive impact on our business.
Other Regulations and Potential Legislative Changes
Kentucky
In April 2018, House Bill 487 ("HB 487"), was approved by the Kentucky Senate and enacted into law. HB 487 reduces Kentucky’s corporate statutory income tax rate from 6% to 5% and imposes a single-sales factor apportionment effective for the 2018 tax year and beyond. Effective January 1, 2019, HB 487 will require the Company to file either a water’s edge combined or consolidated Kentucky tax return. We believe HB 487 will have a beneficial impact on the Company’s tax rate for 2018 and future years.

Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Net revenue	$379.4	$339.3	$40.1	$568.7	$506.8	$61.9
Operating income	136.6	122.9	13.7	156.3	131.4	24.9
Operating income margin	36%	36%		27%	26%
Net income	$103.1	$78.3	$24.8	$285.1	$85.6	$199.5
Adjusted EBITDA	174.5	154.0	20.5	223.7	190.3	33.4
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

•
Our net revenue increased $40.1 million driven by a $17.2 million increase from Racing primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, a $13.2 million increase from TwinSpires due to a 12.2% increase in handle and a $9.9 million increase from Casino primarily from successful marketing and promotional activities. Partially offsetting these increases was a $0.2 million decrease from Other Investments.

•
Our operating income increased $13.7 million driven by an $8.4 million increase from Racing primarily driven by the increase in net revenue from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, a $5.2 million increase from TwinSpires due to the increase in handle, and a $4.7 million increase from our Casino segment primarily driven by the increase in net revenue from successful marketing and promotional activities. Partially offsetting these increases was a $3.3 million increase in selling, general and administrative expense primarily driven by stock-based compensation, a $1.2 million increase in transaction expenses, net due to acquisition-related expenses, and a $0.1 million increase from other expenses.

•
Our net income increased $24.8 million driven by a $13.7 million increase in operating income, a $14.2 million decrease in our income tax provision primarily due to the reduction in the statutory corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act compared to prior year, a $1.9 million decrease in interest expense, net associated with lower outstanding debt balances, and a $1.1 million increase from equity in income of unconsolidated investments due to strong performances at Ocean Downs and MVG. Partially offsetting these increases was a $5.5 million decrease in Big Fish Games' net income and a $0.6 million decrease from other sources.

•
Our adjusted EBITDA increased $20.5 million driven by a $10.4 million increase from Racing primarily driven from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, a $6.4 million increase from Casino primarily due to organic growth from successful marketing and promotional activities at certain properties and our unconsolidated investments, and a $3.8 million increase at TwinSpires driven by the increase in handle. Partially offsetting these increases was a $0.1 million decrease from other sources.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

•
Our net revenue increased $61.9 million driven by an $24.4 million increase from TwinSpires due to a 15.3% increase in handle, a $20.5 million increase from Casino primarily from successful marketing and promotional activities, and a $17.0 million increase from Racing primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle.

•
Our operating income increased $24.9 million driven by a $13.2 million increase from Casino primarily driven by the increase in net revenue from successful marketing and promotional activities, an $8.8 million increase from TwinSpires due to the increase in handle, and an $8.7 million increase in Racing primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle. Partially offsetting these increases was a $3.1 million increase in selling, general and administrative expense primarily driven by stock-based compensation and a $2.6 million increase in transaction expenses, net due to acquisition-related expenses, and a $0.1 million decrease from other sources.

•
Our net income increased $199.5 million driven by a $24.9 million increase in operating income, a $168.3 million after tax gain on the Big Fish Transaction, a $12.2 million decrease in our income tax provision primarily due to the reduction in the statutory corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act compared to prior year, a $4.1 million decrease in interest expense, net associated with lower outstanding debt balances, and a $1.5 million increase from equity in income of unconsolidated investments primarily due to strong performances at Ocean Downs and MVG. Offsetting these increases was an $11.0 million decrease in Big Fish net income and a $0.5 million decrease from other sources.

•
Our adjusted EBITDA increased $33.4 million driven by a $15.4 million increase from Casino primarily due to organic growth from successful marketing and promotional activities at certain properties and our unconsolidated investments, a $10.7 million increase from Racing primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, a $7.1 million increase at TwinSpires driven by the increase in handle, and a $0.2 million increase from other sources.
Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Racing:
Churchill Downs	$164.3	$145.1	$19.2	$166.6	$147.7	$18.9
Arlington	19.8	19.9	(0.1)	29.3	29.4	(0.1)
Fair Grounds	9.3	10.1	(0.8)	23.1	23.5	(0.4)
Calder	0.7	0.6	0.1	1.3	1.2	0.1
Total Racing	194.1	175.7	18.4	220.3	201.8	18.5
TwinSpires	94.1	80.8	13.3	157.7	133.1	24.6
Casino:
Oxford Casino	26.2	23.1	3.1	50.4	44.0	6.4
Riverwalk Casino	13.6	12.0	1.6	28.0	23.5	4.5
Harlow's Casino	12.5	12.5	—	25.8	26.0	(0.2)
Calder Casino	25.3	21.8	3.5	49.6	43.2	6.4
Fair Grounds Slots	9.2	8.8	0.4	19.8	19.0	0.8
VSI	11.1	9.8	1.3	22.1	19.5	2.6
Saratoga	0.3	0.3	—	0.6	0.6	—
Total Casino	98.2	88.3	9.9	196.3	175.8	20.5
Other Investments	6.5	6.5	—	12.0	12.0	—
Eliminations	(13.5)	(12.0)	(1.5)	(17.6)	(15.9)	(1.7)
Net Revenue	$379.4	$339.3	$40.1	$568.7	$506.8	$61.9
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

•
Racing revenue increased $18.4 million driven by a $19.2 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle. Partially offsetting this increase was a $0.8 million decrease at Fair Grounds primarily due to the shift in timing of the Louisiana Derby from April 2017 to March 2018.

•	TwinSpires revenue increased $13.3 million primarily due to a 12.2% handle growth, which outpaced the U.S. thoroughbred industry performance by 7.2 percentage points.

•
Casino revenue increased $9.9 million driven by a $3.5 million increase at Calder Casino due to capital improvements and the temporary closure of a competitor due to Hurricane Irma which re-opened during the second quarter of 2018, a $3.1 million increase at Oxford due to the hotel opening in December 2017 and expanded gaming floor, a $1.7 million increase at our Louisiana properties, and a $1.6 million increase at Riverwalk, both of which resulted from successful marketing and promotional activities.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

•
Racing revenue increased $18.5 million driven by an $18.9 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, partially offset by a $0.4 million decrease from other sources.

•	TwinSpires revenue increased $24.6 million primarily due to handle growth of 15.3%, which outpaced the U.S. thoroughbred industry performance by 9.7 percentage points.

•
Casino revenue increased $20.5 million driven by a $6.4 million increase at Oxford due to the hotel opening in December 2017 and expanded gaming floor, a $6.4 million increase at Calder Casino due to capital improvements and the temporary closure of a competitor due to Hurricane Irma which re-opened during the second quarter of 2018, a $4.5 million increase at Riverwalk, and a $3.4 million increase at our Louisiana properties, both of which resulted from successful promotional activities. Partially offsetting these increases was a $0.2 million decrease at Harlow's.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Racing:
Churchill Downs
Race Days	38	38	38	38
Total handle	$470.6	$443.7	$477.8	$452.7
Net pari-mutuel revenue	$48.9	$45.4	$50.5	$47.2
Commission %	10.4%	10.2%	10.6%	10.4%
Arlington
Race Days	26	24	26	24
Total handle	$120.9	$119.4	$177.0	$177.4
Net pari-mutuel revenue	$15.8	$15.7	$24.9	$24.8
Commission %	13.1%	13.1%	14.1%	14.0%
Fair Grounds
Race Days	—	2	54	57
Total handle	$19.7	$34.2	$166.2	$170.9
Net pari-mutuel revenue	$4.4	$5.3	$15.8	$16.3
Commission %	22.3%	15.5%	9.5%	9.5%
Total Racing
Race Days	64	64	118	119
Total handle	$611.2	$597.3	$821.0	$801.0
Net pari-mutuel revenue	$69.1	$66.4	$91.2	$88.3
Commission %	11.3%	11.1%	11.1%	11.0%
TwinSpires (1)
Total handle	$452.0	$402.9	$756.1	$655.8
Net pari-mutuel revenue	$82.2	$74.1	$138.5	$121.1
Commission %	18.2%	18.4%	18.3%	18.5%
Eliminations (2)
Total handle	$(100.2)	$(88.5)	$(118.4)	$(103.5)
Net pari-mutuel revenue	$(11.6)	$(10.1)	$(14.0)	$(10.9)
Total
Handle	$963.0	$911.7	$1,458.7	$1,353.3
Net pari-mutuel revenue	$139.7	$130.4	$215.7	$198.5
Commission %	14.5%	14.3%	14.8%	14.7%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.

(2)	Eliminations include the elimination of intersegment transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Oxford Casino
Slot handle	$257.9	$209.2	$480.0	$395.4
Net slot revenue	20.3	17.7	38.3	33.4
Net gaming revenue	24.6	22.1	47.3	41.9
Riverwalk Casino
Slot handle	$174.4	$158.4	$353.0	$289.4
Net slot revenue	11.6	10.2	23.8	20.0
Net gaming revenue	13.0	11.4	26.7	22.4
Harlow’s Casino
Slot handle	$149.4	$140.8	$298.2	$288.4
Net slot revenue	10.9	10.7	22.8	22.5
Net gaming revenue	11.8	11.7	24.5	24.6
Calder Casino
Slot handle	$354.1	$331.4	$697.5	$588.9
Net slot revenue	24.4	21.0	47.7	41.6
Net gaming revenue	24.3	21.0	47.6	41.5
Fair Grounds Slots and Video Poker
Slot handle	$106.0	$98.2	$222.5	$214.9
Net slot revenue	8.9	8.4	19.2	18.4
Net gaming revenue	20.0	18.2	41.2	37.8

Total net gaming revenue	$93.7	$84.4	$187.3	$168.2

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Taxes & purses	$72.4	$66.7	$5.7	$118.5	$109.0	$9.5
Content expense	41.7	33.6	8.1	73.7	59.4	14.3
Salaries & benefits	34.9	32.8	2.1	62.3	59.6	2.7
Selling, general and administrative expense	23.1	20.2	2.9	41.5	38.8	2.7
Depreciation and amortization	15.3	14.4	0.9	29.1	28.6	0.5
Marketing & advertising	10.2	9.6	0.6	14.9	14.2	0.7
Transaction expense, net	2.1	0.5	1.6	3.5	0.5	3.0
Calder exit costs	—	0.2	(0.2)	—	0.6	(0.6)
Other operating expense	43.1	38.4	4.7	68.9	64.7	4.2
Total expense	$242.8	$216.4	$26.4	$412.4	$375.4	$37.0
Percent of net revenue	64%	64%		73%	74%
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $5.7 million driven by a $3.1 million increase generated by our Casino segment associated with an increase in slot handle, a $2.5 million increase in purses primarily driven by an increase at Churchill Downs, and a $0.1 million increase from other sources.

•	Content expense increased $8.1 million driven by the 16.4% increase in net revenue for TwinSpires primarily due to the increase in handle.

•	Salaries and benefits expense increased $2.1 million driven by additional personnel costs and related benefits.

•	Selling, general and administrative expense increased $2.9 million driven primarily an increase in stock-based compensation expense.

•	Depreciation and amortization expense increased $0.9 million driven by a $1.2 million increase at Churchill Downs. Partially offsetting this increase was a $0.3 million decrease from other sources.

•	Transaction expense, net increased $1.6 million primarily due to acquisition-related expenses.

•
Other operating expense increased $4.7 million driven by a $2.3 million increase in contract services expense, a $0.7 million increase in maintenance expense at Churchill Downs from Kentucky Derby and Oaks week, and a $1.7 million increase from other sources.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $9.5 million due to a $5.9 million increase generated by our Casino segment associated with an increase in slot handle, a $3.5 million increase in purses primarily driven by an increase at Churchill Downs, and a $0.1 million increase from other sources.

•	Content expense increased $14.3 million due to the 18.4% increase in net revenue for TwinSpires primarily due to the increase in handle.

•	Salaries and benefits expense increased $2.7 million driven by additional personnel costs and related benefits.

•	Selling, general and administrative expense increased $2.7 million driven primarily by an increase in stock-based compensation expense.

•	Transaction expense, net increased $3.0 million primarily due to acquisition-related expenses.

•
Other operating expense increased $4.2 million driven by a $2.5 million increase in contract services expense, a $1.0 million increase in maintenance expense at Churchill Downs from Kentucky Derby and Oaks week, and a $0.7 million increase from other sources.

Corporate Allocated Expense
The table below presents Corporate allocated expense included in the adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Racing	$(1.6)	$(1.4)	$(0.2)	$(3.1)	$(2.8)	$(0.3)
TwinSpires	(1.3)	(1.3)	—	(2.7)	(2.5)	(0.2)
Casino	(2.1)	(1.8)	(0.3)	(4.1)	(3.5)	(0.6)
Other Investments	(0.4)	(0.4)	—	(0.7)	(0.7)	—
Corporate allocated expense	5.4	4.9	0.5	10.6	9.5	1.1
Total Corporate allocated expense	$—	$—	$—	$—	$—	$—
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Racing	$109.1	$98.7	$10.4	$99.7	$89.0	$10.7
TwinSpires	23.1	19.3	3.8	39.6	32.5	7.1
Casino	43.9	37.5	6.4	88.2	72.8	15.4
Other Investments	1.1	1.3	(0.2)	1.4	1.9	(0.5)
Corporate(a)	(2.7)	(2.8)	0.1	(5.2)	(5.9)	0.7
Adjusted EBITDA	$174.5	$154.0	$20.5	$223.7	$190.3	$33.4
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months and $1.4 million for the six months ended June 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and related notes.
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

•
Racing adjusted EBITDA increased $10.4 million due to a $11.1 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle. This increase was partially offset by a $0.7 million decrease from Arlington and Fair Grounds Race Course.

•	TwinSpires adjusted EBITDA increased $3.8 million driven by the 12.2% handle growth, which outpaced the U.S. thoroughbred industry performance by 7.2 percentage points.

•
Casino adjusted EBITDA increased $6.4 million driven by a $4.3 million increase from our wholly-owned Casino properties, including a $1.5 million increase at Calder Casino, a $1.3 million increase at Riverwalk, a $0.9 million increase at our Louisiana properties, and a $0.6 million increase at Oxford, all of which were due to successful marketing and promotional activities. Calder Casino also benefitted from capital improvements and the temporary closure of a competitor due to Hurricane Irma which re-opened during the second quarter of 2018, and Oxford also benefited from the hotel opening in December 2017 and expanded gaming floor. Our unconsolidated investments also contributed $2.1 million of the increase, primarily due to strong performance from Ocean Downs and MVG.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

•
Racing adjusted EBITDA increased $10.7 million due to a $10.5 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle and a $0.2 million increase from other sources.

•	TwinSpires adjusted EBITDA increased $7.1 million driven by the 15.3% growth in handle, which outpaced the U.S. thoroughbred industry performance by 9.7 percentage points.

•
Casino adjusted EBITDA increased $15.4 million driven by a $12.1 million increase from our wholly-owned Casino properties, including a $4.6 million increase at our Mississippi properties, a $3.7 million increase at Calder Casino, a $2.0 million increase at Oxford, and a $1.8 million increase at our Louisiana properties, all of which were due to successful marketing and promotional activities. Calder Casino also benefitted from capital improvements and the temporary closure of a competitor due to Hurricane Irma which re-opened during the second quarter of 2018, and Oxford also benefited from the hotel opening in December 2017 and expanded gaming floor. Our unconsolidated investments also contributed $3.3 million of the increase, primarily due to strong performance from Ocean Downs and MVG.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Comprehensive income	$102.9	$78.0	$24.9	$284.9	$85.2	$199.7
Foreign currency translation, net of tax	—	0.3	(0.3)	—	0.4	(0.4)
Change in pension benefits, net of tax	0.2	—	0.2	0.2	—	0.2
Net income	103.1	78.3	24.8	285.1	85.6	199.5
Income from discontinued operations, net of tax	0.1	(5.6)	5.7	(167.8)	(10.7)	(157.1)
Income from continuing operations, net of tax	103.2	72.7	30.5	117.3	74.9	42.4

Additions:
Depreciation and amortization	15.3	14.4	0.9	29.1	28.6	0.5
Interest expense	9.7	11.6	(1.9)	19.3	23.4	(4.1)
Income tax provision	32.8	47.0	(14.2)	35.4	47.6	(12.2)
EBITDA	$161.0	$145.7	$15.3	$201.1	$174.5	$26.6

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$6.4	$4.4	$2.0	$9.2	$7.8	$1.4
Other charges	—	(0.2)	0.2	—	—	—
Pre-opening expense	0.7	0.3	0.4	1.3	0.3	1.0
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	4.3	3.1	1.2	8.6	6.6	2.0
Transaction expense, net	2.1	0.5	1.6	3.5	0.5	3.0
Calder exit costs	—	0.2	(0.2)	—	0.6	(0.6)
Total adjustments to EBITDA	13.5	8.3	5.2	22.6	15.8	6.8
Adjusted EBITDA	$174.5	$154.0	$20.5	$223.7	$190.3	$33.4

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	June 30, 2018	December 31, 2017	Change
Total assets	$1,696.6	$2,359.4	$(662.8)
Total liabilities	$1,243.4	$1,719.1	$(475.7)
Total shareholders' equity	$453.2	$640.3	$(187.1)
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets decreased $662.8 million driven by an $823.4 million decrease in long-term assets of discontinued operations held for sale and a $69.1 million decrease in current assets of discontinued operations held for sale due to the Big Fish Transaction, a $35.6 million decrease in income tax receivable due to our current year income tax provision, and a $12.3 million decrease in accounts receivable, net primarily due to cash receipts associated with the 2018 Kentucky Derby and Oaks. Partially offsetting these decreases were a $202.9 million increase in cash and cash equivalents primarily due to the net proceeds received from the Big Fish Transaction partially offset by repurchases of common stock, a $60.5 million increase in property and equipment, net due to our capital project and maintenance expenditures partially offset by depreciation expense, a $8.9 million increase in restricted cash primarily due to increased advanced deposit wagering player's account balances, and a $5.3 million increase in all other assets.

•
Total liabilities decreased $475.7 million driven by a $243.5 million decrease in long-term debt, net of maturities and loan origination fees primarily due to the paydown on the Revolver (as defined below) from the Big Fish Transaction proceeds in January 2018, a $188.2 million decrease in current liabilities of discontinued operations held for sale and a $54.8 million decrease in non-current liabilities of discontinued operations held for sale due to the Big Fish Transaction, a $57.3 million decrease in current deferred revenue due to recognition of advanced sales for the 2018 Kentucky Derby and Oaks, and a $23.7 million decrease in dividends payable due to the payment of our annual dividends. Partially offsetting these decreases were a $24.5 million increase in income tax payable due to our current year income tax provision, a $24.9 million increase in accounts payable primarily due to timing of Racing related payments, a $19.4 million increase in accrued expense primarily related to our capital projects and maintenance expenditures, a $13.8 million increase in purses payable due to our spring and summer race meets, a $7.5 million dollar increase in account wagering deposit liabilities due to increased player's account balances and a $1.7 million increase in all other liabilities.

•
Total shareholders’ equity decreased $187.1 million driven by $514.7 million in repurchases of common stock, primarily as a result of the $500.0 million share repurchase program in a "modified Dutch auction" tender offer that was completed on February 12, 2018. Partially offsetting this decrease were $285.1 million in current year net income, a $29.7 million increase as a result of the adoption of ASC 606, a $12.6 million increase in stock-based compensation, and a $0.2 million increase in other equity components.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,
Cash flows from:	2018	2017	Change
Operating activities	$162.3	$168.4	$(6.1)
Investing activities	$892.4	$(97.3)	$989.7
Financing activities	$(844.9)	$(81.3)	$(763.6)
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
Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017

•
Cash provided by operating activities decreased $6.1 million driven by a $8.8 million decrease in current deferred revenue primarily as a result of the timing of payments related to the Kentucky Derby and Oaks events, partially offset by a $2.7 increase from other sources.

•
Cash provided by investing activities increased $989.7 million driven by $970.7 million increase in proceeds related to the Big Fish Transaction, a $24.0 million increase related to the January 2017 investment in Ocean Downs, and a $23.1 million increase related to the BetAmerica acquisition in April 2017. Partially offsetting these increases was a $13.6 million decrease in receivable from escrow in the first half of 2017 related to the Calder land sale and a $14.5 million decrease in all other investing activities.

•
Cash used in financing activities increased $763.6 million primarily driven by a $393.5 million increase in net borrowings and repayments related to our credit agreements, a $333.7 million increase related to share repurchases under our "modified Dutch auction" tender offer completed on February 12, 2018, a $26.4 million increase as a result of the 2016 Big Fish Games deferred payment and a $10.0 million increase from other financing activities.

Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	June 30, 2018	December 31, 2017	Change
2017 Credit Agreement:
Term Loan B due 2024	$398.0	$400.0	$(2.0)
Revolving Credit Facility	—	239.0	(239.0)
Swing line of credit	—	3.0	(3.0)
Total 2017 Credit Agreement	398.0	642.0	(244.0)
2028 Senior Notes	500.0	500.0	—
Total debt	898.0	1,142.0	(244.0)
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	894.0	1,138.0	(244.0)
Issuance Cost and Fees	(12.3)	(12.8)	0.5
Total debt, net of current maturities	$881.7	$1,125.2	$(243.5)
2017 Credit Agreement
On December 27, 2017, we entered into the 2017 Credit Agreement (as defined below) with a syndicate of lenders. The 2017 Credit Agreement replaced the 2014 Senior Secured Credit Agreement. The 2017 Credit Agreement provides a $700.0 million revolving credit facility (the "Revolver") and a $400.0 million Senior Secured Term Loan B (the "Term Loan B" and together with the Revolver, the "2017 Credit Agreement"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The 2017 Credit Amendment is secured by substantially all of the assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's consolidated total net leverage ratio and the Term Loan B bears interest at LIBOR plus 200 basis points.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at June 30, 2018. At June 30, 2018, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest Coverage Ratio	6.7 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.7 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended June 30, 2018, the Company's commitment fee rate was 0.25%.

As a result of the Company's 2017 Credit Agreement, the Company capitalized $2.0 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over 5 years. The Company also capitalized $5.4 million of deferred financing costs associated with the Term Loan B which will be amortized as interest expense over 7 years.
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
Contractual Obligations
Our commitments to make future payments as of June 30, 2018, are estimated as follows:

(in millions)	July 1 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
Term Loan B	$2.0	$8.0	$8.0	$380.0	$398.0
Interest on Term Loan B(1)	8.3	32.7	32.0	31.1	104.1
Senior Unsecured Notes	—	—	—	500.0	500.0
Interest on 2028 Senior Notes	13.1	47.5	47.5	130.6	238.7
Operating leases	2.6	8.1	5.3	3.2	19.2
Total	$26.0	$96.3	$92.8	$1,044.9	$1,260.0

(1)	Interest includes the estimated contractual payments under our 2017 Credit Agreement assuming no change in the weighted average borrowing rate of 4.10% which was the rate in place as of June 30, 2018.
As of June 30, 2018, we had approximately $3.0 million of tax liabilities related to unrecognized tax benefits.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends;

•	interest rate and credit risk; and

•	foreign currency exchange risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, our online wagering sites and/

or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At June 30, 2018, we had $398.0 million outstanding under our 2017 Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $3.1 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Kater Class Action Suit
On April 17, 2015, a purported class action styled Cheryl Kater v. Churchill Downs Incorporated (the "Kater litigation") was filed in the United States District Court for the Western District of Washington (the "District Court") alleging, among other claims, that the Company’s "Big Fish Casino" operated by the Company’s then-wholly owned mobile gaming subsidiary Big Fish Games violated Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the slots, blackjack, poker, and roulette games offered through Big Fish Casino), and seeking among other things, return of monies lost, reasonable attorney’s fees and injunctive relief. On November 19, 2015, the District Court dismissed the case with prejudice and, on December 7, 2015, Plaintiff’s motion for reconsideration was denied. Plaintiff filed a notice of appeal on January 5, 2016 to the United States Court of Appeals for the Ninth Circuit.
As previously disclosed, on January 9, 2018, the Company sold Big Fish Games to Aristocrat Technologies, Inc., a Nevada corporation (the "Purchaser"), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation pursuant to the Stock Purchase Agreement, dated as of November 29, 2017, by and among the Company, Big Fish Games and the Purchaser. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to indemnify the Purchaser for the losses and expenses associated with the Kater litigation for Big Fish Games, which is referred to in the Stock Purchase Agreement as the "Primary Specified Litigation."
On February 6, 2018, oral arguments on Plaintiff’s appeal of the dismissal of the Kater litigation took place before the United States Court of Appeals for the Ninth Circuit. On March 28, 2018, the United States Court of Appeals for the Ninth Circuit reversed and remanded the District Court’s dismissal of the complaint against the Company. On June 12, 2018, the United States Court of Appeals for the Ninth Circuit denied the Company’s Petition for Rehearing En Banc filed by the Company on May 11, 2018. On July 13, 2018, the parties filed a Joint Status Report and Discovery Plan in the District Court. On July 20, 2018, the Company filed a Motion to Compel Arbitration in the District Court.
In accordance with the terms of the Stock Purchase Agreement, the Company is working closely with the Purchaser to vigorously defend this matter in both the District Court and in any further appellate proceedings, and the Company believes that there are meritorious legal and factual defenses against Plaintiff’s allegations and requests for relief.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter-horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Ground Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds Defendants filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. On July 13, 2016, the plaintiffs filed their brief with the District Court and Fair Grounds Defendants filed its brief on August 12, 2016. A hearing was held at the District Court on September 15, 2016 and the District Court affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal with the Louisiana Fourth Circuit Court of Appeals on December 7, 2016. By Order dated August 23, 2017, the Louisiana Fourth Circuit Court of

Appeals dismissed the plaintiffs’ appeal without prejudice because the District Court’s Judgment did not contain the necessary decretal language.  To correct this deficiency, the District Court entered an Amended Judgment on September 19, 2017.  On December 11, 2017, the plaintiffs appealed the Amended Judgment to the Louisiana Fourth Circuit Court of Appeals, which has not yet issued a ruling. On June 13, 2018, the Louisiana Fourth Circuit Court of Appeals reversed the Louisiana Racing Commission’s ruling and remanded the matter to the Louisiana Racing Commission for further proceedings. On June 27, 2018, the Fair Grounds Defendants filed a Motion for Rehearing with the Louisiana Fourth Circuit Court of Appeals which was denied on July 12, 2018.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
4/1/18-4/30/18	—	$—	—	$78.3
5/1/18-5/31/18	—	—	—	78.3
6/1/18-6/30/18	—	—	—	78.3
Total	—	$—	—

(1)
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

CHURCHILL DOWNS INCORPORATED

August 1, 2018	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

August 1, 2018	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)