Form 10-Q
period 2018-09-30
CHURCHILL DOWNS Inc
filed 2018-10-31
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of Registrant’s common stock at October 24, 2018 was 13,571,770 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2018	2017	2018	2017
Net revenue:
Racing	$37.6	$38.8	$243.8	$228.0
TwinSpires	71.8	65.9	228.7	198.4
Casino	105.0	87.5	301.3	263.3
Other Investments	6.9	4.7	16.2	14.0
Total net revenue	221.3	196.9	790.0	703.7
Operating expense:
Racing	43.9	40.8	165.1	153.7
TwinSpires	49.2	42.8	152.6	130.6
Casino	72.2	60.7	204.3	185.5
Other Investments	7.8	4.3	17.4	13.1
Corporate	0.6	0.6	1.7	1.8
Selling, general and administrative expense	21.7	19.9	63.2	58.7
Calder exit costs	—	0.2	—	0.8
Transaction expense, net	5.4	0.6	8.9	1.1
Total operating expense	200.8	169.9	613.2	545.3
Operating income	20.5	27.0	176.8	158.4
Other income (expense):
Interest expense, net	(9.9)	(12.6)	(29.2)	(36.0)
Equity in income of unconsolidated investments	9.1	8.9	24.4	22.7
Gain on Ocean Downs/Saratoga transaction	54.9	—	54.9	—
Miscellaneous, net	0.1	0.1	0.5	0.8
Total other income (expense)	54.2	(3.6)	50.6	(12.5)
Income from continuing operations before provision for income taxes	74.7	23.4	227.4	145.9
Income tax provision	(16.7)	(10.3)	(52.1)	(57.9)
Income from continuing operations, net of tax	58.0	13.1	175.3	88.0
(Loss) income from discontinued operations, net of tax	(1.7)	3.6	166.1	14.3
Net income	$56.3	$16.7	$341.4	$102.3
Net income (loss) per common share data - basic:
Continuing operations	$4.27	$0.85	$12.65	$5.53
Discontinued operations	$(0.12)	$0.24	$11.99	$0.90
Net income per common share data - basic:	$4.15	$1.09	$24.64	$6.43
Net income (loss) per common share data - diluted:
Continuing operations	$4.24	$0.84	$12.58	$5.44
Discontinued operations	$(0.12)	$0.24	$11.92	$0.88
Net income per common share data - diluted:	$4.12	$1.08	$24.50	$6.32
Weighted average shares outstanding:
Basic	13.6	15.3	13.8	15.9
Diluted	13.7	15.5	13.9	16.2
Other comprehensive income:
Foreign currency translation, net of tax	$0.4	$0.5	$0.4	$0.1
Change in pension benefits, net of tax	0.2	0.1	—	0.1
Other comprehensive income	0.6	0.6	0.4	0.2
Comprehensive income	$56.9	$17.3	$341.8	$102.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$131.3	$51.7
Restricted cash	38.8	31.2
Accounts receivable, net	33.8	49.6
Income taxes receivable	—	35.6
Other current assets	26.4	18.9
Current assets of discontinued operations held for sale	—	69.1
Total current assets	230.3	256.1
Property and equipment, net	753.4	608.0
Investment in and advances to unconsolidated affiliates	107.9	171.3
Goodwill	337.8	317.6
Other intangible assets, net	264.8	169.4
Other assets	17.5	13.6
Long-term assets of discontinued operations held for sale	—	823.4
Total assets	$1,711.7	$2,359.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60.1	$54.1
Purses payable	20.8	12.5
Account wagering deposit liabilities	29.7	24.0
Accrued expense	83.0	75.8
Income taxes payable	0.5	—
Current deferred revenue	12.8	70.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	23.7
Current liabilities of discontinued operations held for sale	—	188.2
Total current liabilities	210.9	453.2
Long-term debt, net of current maturities and loan origination fees	388.2	632.9
Notes payable, net of debt issuance costs	492.9	492.3
Non-current deferred revenue	21.1	29.3
Deferred income taxes	66.4	40.6
Other liabilities	17.5	16.0
Non-current liabilities of discontinued operations held for sale	—	54.8
Total liabilities	1,197.0	1,719.1
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50.0 shares authorized; 13.6 shares issued and outstanding at September 30, 2018 and 15.4 shares at December 31, 2017	11.5	7.3
Retained earnings	504.1	634.3
Accumulated other comprehensive loss	(0.9)	(1.3)
Total shareholders' equity	514.7	640.3
Total liabilities and shareholders' equity	$1,711.7	$2,359.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$341.4	$102.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.8	73.3
Game technology and rights amortization	0.4	13.5
Acquisition expenses, net	—	1.7
Gain on sale of Big Fish Games	(219.5)	—
Gain on Ocean Downs/Saratoga transaction	(54.9)	—
Distributed earnings from equity investments	14.4	11.7
Big Fish Games earnout payment	(2.4)	(2.5)
Big Fish Games deferred payment	(2.0)	—
Equity in income of unconsolidated investments	(24.4)	(22.7)
Stock-based compensation	16.5	17.5
Deferred income taxes	24.7	(13.0)
Other	2.2	1.0
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Game software development	(0.3)	(17.1)
Income taxes	31.2	24.5
Deferred revenue	(43.6)	(27.4)
Other assets and liabilities	5.9	4.4
Net cash provided by operating activities	135.4	167.2
Cash flows from investing activities:
Capital maintenance expenditures	(19.9)	(26.7)
Capital project expenditures	(105.6)	(62.4)
Receivable from escrow	—	13.6
Acquisition of businesses, net of cash acquired	13.1	(23.1)
Proceeds from sale of Big Fish Games	970.7	—
Investment in joint venture	—	(24.0)
Other	(9.4)	(2.0)
Net cash provided by (used in) investing activities	848.9	(124.6)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	129.7	769.1
Repayments of borrowings under long-term debt obligations	(374.7)	(567.7)
Repayment of Ocean Downs debt	(54.7)	—
Big Fish Games earnout payment	(31.8)	(31.7)
Big Fish Games deferred payment	(26.4)	—
Payment of dividends	(23.5)	(21.8)
Repurchase of common stock	(514.7)	(181.1)
Other	(3.0)	1.5
Net cash used in financing activities	(899.1)	(31.7)
Net increase in cash, cash equivalents and restricted cash	85.2	10.9
Effect of exchange rate changes on cash flows	(0.6)	1.2
Cash, cash equivalents and restricted cash, beginning of period	85.5	83.0
Cash, cash equivalents and restricted cash, end of period	$170.1	$95.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26.1	$25.4
Income taxes	48.0	48.0
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	11.4	5.6
Acquisition of Ocean Downs, net of cash acquired	115.2	—
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
On July 16, 2018, the Company announced its entry into a tax-efficient partial liquidation agreement (the "Liquidation Agreement") for the remaining 50% ownership of the Casino at Ocean Downs and Ocean Downs Racetrack located in Berlin, Maryland ("Ocean Downs") owned by Saratoga Casino Holdings LLC ("SCH") in exchange for the Company's 25% equity interest in SCH, which is the parent company of Saratoga Casino Hotel in Saratoga Springs, New York ("Saratoga New York") and Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga Colorado") (collectively, the "Ocean Downs/Saratoga Transaction"). On August 31, 2018, the Company closed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of Ocean Downs and no further equity interest or management involvement in Saratoga New York or Saratoga Colorado.
As part of the Ocean Downs/Saratoga Transaction, Saratoga Harness Racing, Inc. ("SHRI") has agreed to grant the Company and its affiliates exclusive rights to operate online real-money sports betting and real-money iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI. Refer to Note 6, Acquisitions, for further information on the Ocean Downs/Saratoga Transaction.
In August 2018, we launched our BetAmerica Sportsbook at our two Mississippi properties included in our Casino segment.
In September 2018, we opened our new $65.0 million, 85,000 square-foot, state-of-the-art historical racing machine facility, Derby City Gaming, in Louisville, Kentucky, which is included in our Other Investments segment.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
Seasonality
Racing
Due to the seasonal nature of our live racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, we have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 56 live thoroughbred race days in the third quarter of 2018, compared to 57 live thoroughbred race days during the third quarter of 2017. For the nine months ended September 30, 2018, we conducted 174 live thoroughbred race days, compared to 176 live thoroughbred race days during the nine months ended September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with ASC 606 requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet was as follows:

	At September 30, 2018
(in millions)	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase/(Decrease)
ASSETS
Accounts receivable, net	$33.8	$37.0	$(3.2)
Other assets	17.5	18.0	(0.5)

LIABILITIES
Accrued expense	83.0	82.1	0.9
Income taxes payable	0.5	0.3	0.2
Current deferred revenue	12.8	16.7	(3.9)
Non-current deferred revenue	21.1	22.4	(1.3)
Deferred income taxes	66.4	66.2	0.2

SHAREHOLDERS' EQUITY
Retained earnings	504.1	503.9	0.2
The adoption of ASC 606 had no impact on cash provided by or used in operating, financing, or investing activities on our condensed consolidated statement of cash flows for the nine months ended September 30, 2018. As part of the transition to ASC 606 on January 1, 2018, there have been certain modifications between the classification of net revenue and operating expenses in the TwinSpires segment in the current period. The impact of adopting ASC 606 on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 was not material.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities are also required to reconcile the cash, cash equivalents, and restricted cash in the statement of cash flows to the balance sheet and disclose the nature of the restrictions on restricted cash. We adopted ASU 2016-18 on January 1, 2018 using the retrospective method. As a result, we began including amounts generally described as restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adjusted our condensed consolidated statement of cash flows for the nine months ended September 30, 2017 from amounts previously reported due to the adoption of ASU 2016-18. The effects of adopting ASU 2016-18 on our condensed consolidated statement of cash flows were as follows:

	Nine Months Ended September 30, 2017
(in millions)	As Previously Reported	Adoption of ASU 2016-18	As Adjusted

Net cash provided by operating activities	$164.2	$3.0	$167.2

Cash, cash equivalents and restricted cash, beginning of period	$48.7	$34.3	$83.0
Net increase in cash, cash equivalents and restricted cash	7.9	3.0	10.9
Effect of exchange rate changes on cash	1.2	—	1.2
Cash, cash equivalents and restricted cash, end of period	$57.8	$37.3	$95.1
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recent Accounting Pronouncements - effective in 2019 or thereafter
In February 2016, the FASB issued ASU No. 2016-02, Leases, and subsequently has issued additional guidance (collectively, “ASC 842”) which requires companies to generally recognize on the balance sheet, operating and financing lease liabilities and corresponding right-of-use assets. The new guidance is effective on January 1, 2019 with early adoption permitted. ASC 842 may be applied at the beginning of the earliest comparative period in the financial statements or at the effective date by recognizing a cumulative effect adjustment in the period of adoption with comparative periods being reported under the accounting standards in effect for those periods. The modified transition method must be used when adopting ASC 842. We are planning to adopt ASC 842 on January 1, 2019 by recognizing a cumulative effect adjustment at that date and reporting comparative periods under the accounting standards in effect for those periods. We are in the process of aggregating our lease contracts and evaluating them under the new standard. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASC 842. We plan to elect the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We do not expect the adoption of ASC 842 to have a material effect on our results of operations or cash flows.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other: Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The guidance is effective in 2020 with early adoption permitted and may be applied prospectively or retrospectively. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The new guidance is effective in 2020 with early adoption permitted for any goodwill impairment test performed between January 1, 2017 and January 1, 2020, and is to be applied prospectively. We are currently evaluating the timing of our adoption and impact of the new accounting guidance on our financial statements and related disclosures.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The transaction price for gaming wager transactions is the difference between gaming wins and losses. The majority of our casinos offer loyalty programs that enable customers to earn loyalty points based on their gaming play. Gaming wager transactions involve two performance obligations for those customers earning loyalty points under the Company’s loyalty programs and a single performance obligation for customers who do not participate in the program. Loyalty points are primarily redeemable for free gaming activities and food and beverage. For purposes of allocating the transaction price in a wagering transaction between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a loyalty point that can be redeemed for gaming activities or food and beverage. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers settle. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a gaming wagering transaction or food and beverage and such goods or services are delivered to the customer.
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the federal, state, and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Racing, TwinSpires and Casino operating expenses in our consolidated statements of comprehensive income. In certain jurisdictions governing our Racing and TwinSpires pari-mutuel contracts with customers, there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.
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
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2018, our Racing segment had remaining performance obligations with an aggregate transaction price of $183.6 million. The revenue we expect to recognize on these remaining performance obligations is $1.1 million for the remainder of 2018, $46.8 million in 2019, $35.7 million in 2020, and the remainder thereafter.
As of September 30, 2018, our remaining performance obligations in segments other than Racing were not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets and Contract Liabilities
As of January 1, 2018 and September 30, 2018, contract assets were not material.
As of January 1, 2018 and September 30, 2018, contract liabilities were $78.7 million and $37.5 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to our Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $1.2 million of revenue during the three months ended September 30, 2018 and $51.3 million of revenue during the nine months ended September 30, 2018 that was included in the contract liabilities balance at January 1, 2018.
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
The Company recognized a gain of $219.5 million upon the sale recorded in income from discontinued operations on the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2018. The gain consisted of cash proceeds of $970.7 million offset by the carrying value of Big Fish Games of $751.2 million. The income tax provision on the gain was $51.2 million, resulting in an after tax gain of $168.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the financial results of Big Fish Games included in "(loss) income from discontinued operations, net of tax":

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net revenue	$—	$118.0	$13.2	$342.5

Operating expenses	—	95.3	8.4	271.5
Selling, general and administrative expense	0.7	6.7	5.6	18.9
Research and development	—	9.8	0.9	30.0
Transaction expense, net	—	0.2	—	0.6
Total operating expense	0.7	112.0	14.9	321.0
Operating (loss) income	(0.7)	6.0	(1.7)	21.5
Other income (expense)
Gain on sale of Big Fish Games	—	—	219.5	—
Other expense	—	(1.2)	(0.1)	(1.6)
Total other income (loss)	—	(1.2)	219.4	(1.6)
(Loss) income from discontinued operations before provision for income taxes	(0.7)	4.8	217.7	19.9
Income tax provision	(1.0)	(1.2)	(51.6)	(5.6)
(Loss) income from discontinued operations, net of tax	$(1.7)	$3.6	$166.1	$14.3
Stock-Based Compensation
For the nine months ended September 30, 2018, the Company recognized $3.4 million of stock-based compensation expense related to Big Fish Games, which included the impact of the accelerated vesting dates of restricted stock awards held by Big Fish Games' employees in conjunction with the Big Fish Transaction.
Earnout Liabilities
As of December 31, 2017, we had $34.2 million of deferred earnout consideration and $28.4 million of deferred payments due to the founder of Big Fish Games, both of which were paid on January 3, 2018.
6. ACQUISITIONS
Ocean Downs
On July 16, 2018, the Company announced its entry into the Liquidation Agreement for the Ocean Downs/Saratoga Transaction. As part of the Ocean Downs/Saratoga Transaction, SHRI has agreed to grant the Company and its affiliates exclusive rights to operate online real-money sports betting and real-money iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI.
On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of the equity interests of Ocean Downs, and therefore consolidated Ocean Downs as of the acquisition date. Upon the closing of the Ocean Downs/Saratoga Transaction, the Company no longer has an equity interest or management involvement in Saratoga New York or Saratoga Colorado. Prior to the Ocean Downs/Saratoga Transaction, the Company held an effective 62.5% ownership interest in Ocean Downs, and a 25% ownership interest in Saratoga New York and Saratoga Colorado, all of which were accounted for under the equity method. The consideration transferred to SCH to acquire the remaining interest in Ocean Downs were the Company's equity investments in Saratoga New York and Saratoga Colorado, which had a fair value of $47.8 million at the acquisition date. Under the acquisition method, the fair values of the consideration transferred and the Company's equity method investment in Ocean Downs, which had a fair value of $80.5 million at the acquisition date, were allocated to the assets acquired and liabilities assumed in the Ocean Downs/Saratoga Transaction. The Company's carrying values in these equity method investments were significantly less than their fair values, resulting in a pre-tax gain of $54.9 million, which is included in the accompanying condensed consolidated statements of comprehensive income. The fair value of the Company's equity method investments in Ocean Downs, Saratoga New York, and Saratoga Colorado were determined under the market and income valuation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
The fair values of the Ocean Downs/Saratoga Transaction were based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The primary areas of the preliminary valuations that are not yet finalized relate to the fair value of amounts for income taxes and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $13.1 million, at the date of the acquisition.

(in millions)	Total
Current assets	$2.1
Property and equipment	57.4
Goodwill	20.2
Intangible assets	95.4
Current liabilities	(5.2)
Debt	(54.7)
$115.2
The preliminary fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Gaming rights	$87.0	N/A
Tradename	8.3	N/A
Other	0.1	1.3 years
Total intangible assets	$95.4
Current assets and current liabilities were valued at the existing carrying values as they are short term in nature and represented management's estimated fair value of the respective items at August 31, 2018. The debt of $54.7 million assumed by the Company was valued at its outstanding principal balance which approximated fair value at August 31, 2018. The Company subsequently paid off the debt in full on September 4, 2018.
The property and equipment acquired primarily relates to land, buildings, equipment, and furniture and fixtures. The fair values of the property and equipment were primarily determined using the cost replacement method which is based on replacement or reproduction costs of the assets.
The fair value of the Ocean Downs gaming rights was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses and start-up costs of Ocean Downs were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights. The renewal of the gaming rights in Maryland is subject to various legal requirements. However, the Company's historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew its gaming rights in Maryland.
The tradename intangible asset was valued using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. The tradename was assigned an indefinite useful life based on the Company’s intention to keep the Ocean Downs name for an indefinite period of time.
Goodwill of $20.2 million was recognized due to the expected contribution of Ocean Downs to the Company's overall business strategy. The goodwill was assigned to the Casino segment and is not deductible for tax purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Ocean Downs/Saratoga Transaction, the Company recorded a deferred tax liability and income tax expense of $12.6 million. The deferred tax liability represents the excess of the financial reporting amounts of the net assets of Ocean Downs over their respective basis under U.S., state, and local tax law expected to be applied to taxable income in the periods such differences are expected to be realized.
For the period from the Ocean Downs/Saratoga Transaction on September 1 through September 30, 2018, net revenue was $8.1 million, and net income was not material for the period.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of the remaining 50% interest in Ocean Downs occurred as of January 1, 2017 and excludes the gain recognized from the Ocean Downs/Saratoga Transaction. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2017.

	Company Pro Forma Information
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net revenue	$240.2	$218.7	$845.7	$754.8
Net income	15.5	18.2	302.4	104.1
Presque Isle and Nemacolin
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
On July 6, 2018, the Company and ERI mutually agreed to terminate the asset purchase agreement with respect to the Lady Luck Vicksburg Transaction (the "Termination Agreement"). Concurrently with the entry into the Termination Agreement, the Company and ERI also entered into an amendment to the previously announced asset purchase agreement relating to the Presque Isle Transaction (the "Amendment"). Pursuant to the Amendment, the Company and ERI agreed to, among other things, cooperate in good faith, subject to certain conditions, to enter into an agreement pursuant to which the Company, for cash consideration of $100,000, will assume the rights and obligations of an affiliate of ERI to operate the Lady Luck Casino Nemacolin in Farmington, Pennsylvania (the "Lady Luck Nemacolin Transaction"). The Presque Isle Transaction reflects a stand-alone purchase price of $178.9 million. Closing of the Presque Isle Transaction was also conditioned on the execution of the definitive agreement with respect to the Lady Luck Nemacolin Transaction, which occurred on August 10, 2018 (the "Lady Luck Nemacolin Agreement"). Subject to receipt of Pennsylvania regulatory approvals and other customary closing conditions, the Presque Isle Transaction and the Lady Luck Nemacolin Transaction are expected to close in the first quarter of 2019.
Upon the execution of the Lady Luck Nemacolin Agreement and pursuant to the Termination Agreement, the Company paid ERI a termination fee of $5.0 million, which is included in "Transaction expense, net" in the accompanying condensed consolidated statements of comprehensive income.
BetAmerica
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
7. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
As of September 30, 2018 and as a result of the Ocean Downs/Saratoga Transaction, the Company's only equity investments were the 50% joint venture ownership in Miami Valley Gaming ("MVG") in Lebanon, Ohio and other equity investments that are not material. As further discussed in Note 6, Acquisitions, the Company closed the acquisition of the remaining 50% ownership of Ocean Downs owned by SCH in exchange for liquidating the Company's 25% equity interest in SCH, which is the parent company of Saratoga New York and Saratoga Colorado. Upon closing of the Ocean Downs/Saratoga Transaction on August 31, 2018, the Company owns 100% of Ocean Downs and has no equity interest or management involvement in Saratoga New York or Saratoga Colorado. Prior to August 31, 2018, Ocean Downs was accounted for under the equity method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized below are the financial results for our unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net revenue	$105.2	$128.4	$322.1	$340.9

Operating and SG&A expense	76.4	97.9	240.5	263.3
Depreciation and amortization	5.9	5.2	19.0	16.1
Total operating expense	82.3	103.1	259.5	279.4
Operating income	22.9	25.3	62.6	61.5
Interest and other, net	(1.0)	0.3	(5.6)	(4.7)
Net income	$21.9	$25.6	$57.0	$56.8

(in millions)	September 30, 2018	December 31, 2017
Assets
Current assets	$21.5	$64.5
Property and equipment, net	98.0	234.6
Other assets, net	107.0	236.5
Total assets	$226.5	$535.6

Liabilities and Members' Equity
Current liabilities	$19.3	$100.3
Long-term debt	1.6	110.1
Other liabilities	0.1	0.1
Members' equity	205.5	325.1
Total liabilities and members' equity	$226.5	$535.6
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is comprised of the following:

(in millions)	Racing	TwinSpires	Casino	Total
Balances as of December 31, 2017	$51.7	$148.2	$117.7	$317.6
Ocean Downs/Saratoga Transaction	—	—	20.2	20.2
Balances as of September 30, 2018	$51.7	$148.2	$137.9	$337.8
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
Other intangible assets are comprised of the following:

	September 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$42.3	$(23.0)	$19.3	$39.8	$(20.6)	$19.2
Indefinite-lived intangible assets			245.5			150.2
Total			$264.8			$169.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
9. INCOME TAXES
The Company’s income tax rate for the three and nine months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain expenses that are not deductible for income tax purposes, partially offset by tax benefits resulting from tax deductions from vesting of restricted stock units in excess of book deductions.
The Company’s income tax rate for the three and nine months ended September 30, 2017 was higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and certain expenses that are not deductible for income tax purposes, partially offset by tax benefits resulting from tax credits and tax deductions from vesting of restricted stock units in excess of book deductions.
10. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents our assets and liabilities measured at fair value on a recurring basis:

	Level 1
(in millions)	September 30, 2018	December 31, 2017
Restricted cash	$38.8	$31.2
Our restricted cash that is held in interest-bearing accounts qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
We currently have no other assets or liabilities subject to fair value measurement on a recurring basis. Our 4.75% Senior Notes due 2028 (the "Senior Notes") are disclosed at fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Notes was $466.9 million at September 30, 2018 and $496.8 million at December 31, 2017.
The carrying amounts of the borrowings under the $700.0 million revolving credit facility and $400.0 million Senior Secured Term Loan B due 2024 (the "2017 Credit Agreement") approximate fair value, based upon current interest rates, representing a Level 2 fair value measurement.
Refer to Note 6, Acquisitions, for assets and liabilities measured at fair value using Level 2 and Level 3 inputs on a non-recurring basis in connection with the Ocean Downs/Saratoga Transaction.
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
12. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan ("the 2016 Plan"), and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $3.9 million for the three months ended September 30, 2018 and 2017. Stock-based compensation expense was $13.1 million for the nine months ended September 30, 2018 and $11.7 million for the nine months ended September 30, 2017.
During the nine months ended September 30, 2018, the Company awarded RSAs to employees, RSUs and PSUs to certain named executive officers, and RSUs to directors. The vesting criteria for the PSU awards granted in 2018 were based on a three year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator for basic net income per common share:
Net income from continuing operations	$58.0	$13.1	$175.3	$88.0
Net loss from continuing operations allocated to participating securities	—	—	—	(0.1)
Net (loss) income from discontinued operations	(1.7)	3.6	166.1	14.3
Numerator for basic net income per common share	$56.3	$16.7	$341.4	$102.2

Numerator for diluted net income from continuing operations per common share	$58.0	$13.1	$175.3	$88.0
Numerator for diluted net income per common share:	$56.3	$16.7	$341.4	$102.3

Denominator for net income per common share:
Basic	13.6	15.3	13.8	15.9
Plus dilutive effect of stock awards	0.1	0.2	0.1	0.2
Plus dilutive effect of participating securities	—	—	—	0.1
Diluted	13.7	15.5	13.9	16.2

Net income (loss) per common share data:
Basic
Continuing operations	$4.27	$0.85	$12.65	$5.53
Discontinued operations	$(0.12)	$0.24	$11.99	$0.90
Net income per common share - basic	$4.15	$1.09	$24.64	$6.43

Diluted
Continuing operations	$4.24	$0.84	$12.58	$5.44
Discontinued operations	$(0.12)	$0.24	$11.92	$0.88
Net income per common share - diluted	$4.12	$1.08	$24.50	$6.32
15. SEGMENT INFORMATION
We manage our operations through five operating segments:

•	Racing, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder");

•	TwinSpires, which includes TwinSpires.com, Fair Grounds Account Wagering, Velocity, BetAmerica and Bloodstock Research Information Services;

•
Casino, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Fair Grounds Slots, Video Services, LLC ("VSI"), 50% equity investment in MVG, 50% equity investment in Ocean Downs and 25% equity investment in SCH, which includes investments in Saratoga Casino Hotel, Saratoga Casino Black Hawk and Ocean Downs. On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction, which resulted in the Company's 100% ownership of Ocean Downs, and no further equity interest or management involvement in Saratoga New York or Saratoga Colorado.

•	Other Investments, which includes United Tote, Derby City Gaming and other minor investments; and

•	Corporate, which includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
Big Fish Games is a global producer and distributor of social casino, casual and mid-core free-to-play, and premium paid games for PC, Mac and mobile devices. On January 9, 2018, we closed the Big Fish Transaction, at which time Big Fish Games ceased to be an operating segment. Due to the Big Fish Transaction, the Company has presented Big Fish Games as held for sale and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted EBITDA. Our chief operating decision maker utilizes adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

•	Other transaction expense, including legal, accounting, and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
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
The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, adjusted EBITDA by segment and reconciles comprehensive income to adjusted EBITDA:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net revenue from external customers:
Racing:
Churchill Downs	$8.5	$8.1	$165.4	$147.1
Arlington	23.7	25.0	49.7	51.5
Fair Grounds	4.8	5.0	26.8	27.5
Calder	0.6	0.7	1.9	1.9
Total Racing	37.6	38.8	243.8	228.0
TwinSpires	71.8	65.9	228.7	198.4
Casino:
Oxford Casino	28.9	25.2	79.3	69.2
Calder Casino	23.4	19.4	73.0	62.6
Riverwalk Casino	12.8	12.2	40.8	35.7
Harlow’s Casino	12.1	12.3	37.9	38.3
VSI	10.6	9.3	32.7	28.8
Fair Grounds Slots	9.1	8.7	28.9	27.7
Ocean Downs	8.1	—	8.1	—
Saratoga	—	0.4	0.6	1.0
Total Casino	105.0	87.5	301.3	263.3
Other Investments	6.9	4.7	16.2	14.0
Net revenue from external customers	$221.3	$196.9	$790.0	$703.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Intercompany net revenue:
Racing:
Churchill Downs	$1.0	$0.9	$10.7	$9.6
Arlington	2.3	2.2	5.6	5.1
Fair Grounds	—	—	1.1	1.0
Calder	0.1	—	0.1	—
Total Racing	3.4	3.1	17.5	15.7
TwinSpires	0.3	0.2	1.1	0.8
Other Investments	0.9	1.0	3.6	3.7
Eliminations	(4.6)	(4.3)	(22.2)	(20.2)
Intercompany net revenue	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2018
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate
Net revenue	$41.0	$72.1	$105.0	$7.8	$—

Taxes & purses	(11.0)	(4.2)	(36.0)	(0.7)	—
Marketing & advertising	(1.2)	(0.6)	(3.4)	(0.1)	—
Salaries & benefits	(10.6)	(2.1)	(14.6)	(3.4)	—
Content expense	(3.4)	(37.3)	—	—	—
SG&A expense	(4.2)	(2.9)	(6.2)	(1.2)	(2.6)
Other operating expense	(11.8)	(5.7)	(11.8)	(1.3)	(0.2)
Other income	—	—	12.7	—	—
Adjusted EBITDA	$(1.2)	$19.3	$45.7	$1.1	$(2.8)

	Three Months Ended September 30, 2017
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate (a)
Net revenue	$41.9	$66.1	$87.5	$5.7	$—

Taxes & purses	(11.2)	(4.5)	(28.9)	—	—
Marketing & advertising	(1.0)	(1.1)	(3.1)	—	—
Salaries & benefits	(10.3)	(2.3)	(13.5)	(2.9)	—
Content expense	(3.8)	(30.9)	—	—	—
SG&A expense	(3.9)	(3.2)	(5.5)	(0.8)	(3.1)
Other operating expense	(10.1)	(5.3)	(9.8)	(1.1)	0.1
Other income	0.1	—	12.8	0.2	—
Adjusted EBITDA	$1.7	$18.8	$39.5	$1.1	$(3.0)
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months ended September 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2018
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate
Net revenue	$261.3	$229.8	$301.3	$19.8	$—

Taxes & purses	(55.7)	(12.2)	(101.8)	(0.7)	—
Marketing & advertising	(5.6)	(4.5)	(10.1)	(0.2)	—
Salaries & benefits	(34.5)	(6.6)	(41.7)	(10.2)	—
Content expense	(11.2)	(119.3)	—	—	—
SG&A expense	(12.8)	(8.6)	(17.2)	(2.6)	(7.6)
Other operating expense	(43.4)	(19.7)	(33.0)	(3.7)	(0.5)
Other income	0.4	—	36.4	0.1	0.1
Adjusted EBITDA	$98.5	$58.9	$133.9	$2.5	$(8.0)

	Nine Months Ended September 30, 2017
(in millions)	Racing	TwinSpires	Casino	Other Investments	Corporate (a)
Net revenue	$243.7	$199.2	$263.3	$17.7	$—

Taxes & purses	(54.3)	(11.6)	(87.7)	—	—
Marketing & advertising	(3.9)	(6.7)	(9.1)	—	—
Salaries & benefits	(32.4)	(7.1)	(40.0)	(9.1)	—
Content expense	(11.7)	(96.5)	—	—	—
SG&A expense	(11.9)	(8.9)	(16.3)	(2.3)	(8.5)
Other operating expense	(39.4)	(17.1)	(31.0)	(3.6)	(0.4)
Other income	0.6	—	33.1	0.3	—
Adjusted EBITDA	$90.7	$51.3	$112.3	$3.0	$(8.9)
(a) The Corporate segment includes corporate and other certain expenses of $2.1 million for the nine months ended September 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$56.9	$17.3	$341.8	$102.5
Foreign currency translation, net of tax	(0.4)	(0.5)	(0.4)	(0.1)
Change in pension benefits, net of tax	(0.2)	(0.1)	—	(0.1)
Net income	56.3	16.7	341.4	102.3
Loss (income) from discontinued operations, net of tax	1.7	(3.6)	(166.1)	(14.3)
Income from continuing operations, net of tax	58.0	13.1	175.3	88.0

Additions:
Depreciation and amortization	16.7	13.4	45.8	42.0
Interest expense	9.9	12.6	29.2	36.0
Income tax provision	16.7	10.3	52.1	57.9
EBITDA	101.3	49.4	302.4	223.9

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	3.9	3.9	13.1	11.7
Other charges	0.2	—	0.2	—
Pre-opening expense	2.6	—	3.9	0.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	3.6	4.0	12.2	10.6
Gain on Ocean Downs/Saratoga transaction	(54.9)	—	(54.9)	—
Transaction expense, net	5.4	0.6	8.9	1.1
Calder exit costs	—	0.2	—	0.8
Total adjustments to EBITDA	(39.2)	8.7	(16.6)	24.5
Adjusted EBITDA	$62.1	$58.1	$285.8	$248.4

Adjusted EBITDA by segment:
Racing	$(1.2)	$1.7	$98.5	$90.7
TwinSpires	19.3	18.8	58.9	51.3
Casino	45.7	39.5	133.9	112.3
Other Investments	1.1	1.1	2.5	3.0
Corporate(a)	(2.8)	(3.0)	(8.0)	(8.9)
Adjusted EBITDA	$62.1	$58.1	$285.8	$248.4
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months and $2.1 million for the nine months ended September 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and these notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about equity in income of unconsolidated investments included in our reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Casino	$9.0	$8.7	$24.3	$22.5
Other Investments	0.1	0.2	0.1	0.2
	$9.1	$8.9	$24.4	$22.7
The table below presents total asset information for each of our operating segments:

(in millions)	September 30, 2018	December 31, 2017
Total assets:
Racing	$495.4	$483.0
TwinSpires	225.8	215.9
Casino	803.2	679.6
Other Investments	84.9	15.2
Corporate	102.4	73.2
Big Fish Games	—	892.5
	$1,711.7	$2,359.4
The table below presents total capital expenditures for each of our operating segments:

	Nine Months Ended September 30,
(in millions)	2018	2017
Capital expenditures:
Racing	$53.6	$47.8
TwinSpires	7.1	7.3
Casino	9.2	26.0
Other Investments	53.8	1.3
Corporate	1.8	1.1
Big Fish Games	—	5.6
	$125.5	$89.1
16. SUBSEQUENT EVENT
Capital Management
At its regularly scheduled meeting held October 30, 2018, the Board of Directors of the Company approved the following:

•	declaration of an annual cash dividend of $1.63 per share, to be paid on January 4, 2019 to all shareholders of record on December 7, 2018;

•
a three-for-one stock split of the Company's common stock and a proportionate increase in the number of its authorized shares of common stock. The additional shares will be distributed on January 25, 2019 to shareholders of record on January 11, 2019. The Company's common stock will begin trading at the split-adjusted price on January 28, 2019; and

•
a new common stock repurchase program of up to $300.0 million. The new program will replace the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The new authorized amount includes and is not in addition to any unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On October 31, 2018, the Company announced that it has entered into a definitive purchase agreement pursuant to which the Company will acquire certain of the ownership interests of Midwest Gaming Holdings, LLC (“Midwest Gaming”), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois (“Rivers Des Plaines”), for cash (the “Sale Transaction”).
The Sale Transaction will be comprised of (i) the Company’s purchase of 100% of the ownership stake in Midwest Gaming held by affiliates and co-investors of Clairvest Group Inc. (“Clairvest”) for approximately $291.0 million and (ii) the Company’s offer to purchase, on the same terms, units of Midwest Gaming held by High Plaines Gaming, LLC, an affiliate of Rush Street Gaming, LLC (“Rush Street”), and Casino Investors, LLC (“Casino Investors”), resulting in aggregate cash consideration of at least $326.0 million.
Following the closing of the Sale Transaction, the parties expect to enter into a recapitalization transaction pursuant to which Midwest Gaming will use approximately $300.0 million in proceeds from new credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by Rush Street and Casino Investors (the “Recapitalization” and together with the Sale Transaction, the “Transactions”). The Transactions will result in the Company owning at least 50.1% of Midwest Gaming.
Should sufficient members of Rush Street and Casino Investors elect to participate in the Company's offer to purchase additional units in the Sale Transaction, the Company's ownership of Midwest Gaming following the Transactions would increase, as would our cash investment. The Company's cash purchase price in the Sale Transaction is subject to a cap of $500.0 million, which is expected to pay for all of Clairvest's units and those of the other investors being sold in the Sale Transaction.
The Company and Rush Street equally will split priority distributions of two percent of Midwest Gaming's annual gross revenue. In addition, the Company, Rush Street, and Casino Investors will be entitled to receive pro rata quarterly tax distributions calculated based on the highest applicable U.S. individual federal tax rate plus the higher of California or New York individual state tax rates, as well as other distributions permitted under new credit facility covenants.
The Transactions are dependent on usual and customary closing conditions, including securing approval from the Illinois Gaming Board and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Transactions are expected to close in the first half of 2019.

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following: the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit; additional or increased taxes and fees; public perceptions or lack of confidence in the integrity of our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations, including the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses; inability to identify and complete acquisition, expansion or divestiture projects, on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; additional legalization of online real money gaming and sports wagering in the United States, and our ability to capitalize on and predict such legalization; the number of people attending and wagering on live horse races; inability to respond to rapid technological changes in a timely manner; inadvertent infringement of the intellectual property of others; inability to protect our own intellectual property rights; security breaches and other security risks related to our technology, personal information, source code and other proprietary information, including failure to comply with regulations and other legal obligations relating to receiving, processing, storing and using personal information; payment-related risks, such as chargebacks for fraudulent credit card use; compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations; compliance with payment processing and payment transmission regulations; work stoppages and labor issues; difficulty in attracting a sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; declining popularity in horseracing; seasonal fluctuations in our horseracing business due to geographic concentration of our operations; increased competition in our casino business; changes in regulatory environment of our casino business; the cost and possibility for delay, cost overruns and other uncertainties associated with the development and expansion of casinos; concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs; impact of further legislation prohibiting tobacco smoking; geographic concentration of our casino business; changes in regulatory environment for our advanced deposit wagering, sports wagering, or online gaming businesses; increase in competition in the advanced deposit wagering, sports wagering, or online gaming businesses; inability to retain current customers or attract new customers to our advanced deposit wagering, sports wagering, or online gaming businesses; uncertainty and changes in the legal landscape relating to our advanced deposit wagering, sports wagering, or online gaming businesses; and failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment in our ability to offer advanced deposit wagering, sports wagering, or online gaming.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Our Business
Executive Overview
We are an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We are the largest legal online account wagering platform for horseracing in the U.S., through our ownership of TwinSpires.com. We are also a leader in brick-and-mortar casino gaming with approximately 8,000 gaming positions in six states. We have launched our BetAmerica Sportsbook at our two Mississippi casino properties and have announced our plans to enter additional U.S. sports betting markets and real money online gaming. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
On January 9, 2018, the Company completed the Big Fish Transaction. As described in further detail in Item 1. Financial Statements, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and related notes.
On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction. As described in further detail in Item 1. Financial Statements, the Company consolidated Ocean Downs as of the closing date, and no longer has an equity interest or management involvement in Saratoga New York or Saratoga Colorado. As part of the Ocean Downs/Saratoga Transaction, SHRI has agreed to grant the Company and its affiliates exclusive rights to operate online real-money sports betting and real-money iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI.
In September 2018, we opened our new $65.0 million, 85,000 square-foot, state-of-the-art historical racing machine facility, Derby City Gaming, in Louisville, Kentucky, which is included in our Other Investments segment.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments; and

•	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Gain on Calder land sale;

•	Calder exit costs;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses

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
Racing Segment
Our Racing segment includes our four thoroughbred racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group to allow Gulfstream Park to manage and operate Calder through December 31, 2020. We conducted 56 live thoroughbred race days in the third quarter of 2018, compared to 57 live thoroughbred race days during the third quarter of 2017. For the nine months ended September 30, 2018, we conducted 174 live thoroughbred race days, compared to 176 live thoroughbred race days during the nine months ended September 30, 2017.
TwinSpires Segment
Our TwinSpires segment includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, and Bloodstock Research Information Services. On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which is also included in our TwinSpires segment.
In May 2018, the Company announced its entry into sports betting and real money online gaming ("iGaming") markets. The Company also announced a strategic partnership agreement with SBTech to utilize their integrated technology platform for the Company's sports betting and iGaming operations.
In May 2018, the Company entered into an agreement with Golden Nugget to enter the New Jersey sports betting and iGaming markets.
Casino Segment
We are a provider of brick-and-mortar real-money casino gaming with approximately 8,000 gaming positions located in eight states. We own six casinos: Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder Casino, Ocean Downs, and Fair Grounds Slots, in addition to three hotels (Oxford, Riverwalk and Harlow’s). We also own Video Services, LLC ("VSI") associated with our Fair Grounds property. In addition, we have a 50% equity investment in Miami Valley Gaming ("MVG"). On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction. As described in further detail in Item 1. Financial Statements, the Company consolidated Ocean Downs as of the closing date, and no longer has an equity interest or management involvement in Saratoga New York or Saratoga Colorado.
Our Casino revenue is primarily generated from slot machines, video poker, table games, and sports betting, while ancillary revenue includes hotel and food and beverage sales.
In August 2018, we launched our BetAmerica Sportsbook at our two Mississippi casino properties.
In February 2018, Calder Casino was issued a jai alai permit by the Department of Business & Professional Regulation ("DBPR") in Florida. In May 2018, Calder Casino received a jai alai license to conduct live summer jai alai performances in May and June 2019 for the State of Florida's 2018-2019 fiscal year. Calder Casino has initiated the construction of building a jai alai facility adjacent to the Calder Casino.
Other Investments Segment
Our Other Investments Segment includes United Tote, Derby City Gaming, and other minor investments.
In September 2018, we opened our new 85,000 square-foot, state-of-the-art historical racing machine facility, Derby City Gaming, in Louisville, Kentucky.
In September 2018, we announced a partnership with Keeneland Association, Inc. to propose the construction of a new racing facility in Oak Grove, Kentucky. The proposed facility will feature live horse racing, a hotel, and historical racing machines.
Corporate Segment
Our Corporate segment includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to other operating segments.

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
In June 2018, the Mississippi Gaming Commission approved rules regulating sports betting confined to brick and mortar casinos located in Mississippi which became effective in July 2018. The tax rate on gross gaming revenues for sports betting is consistent with our casino gross gaming revenues. We believe this approval will have a positive impact on our business.
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
Sports Wagering
In October 2017, a bill was signed into law that will allow for the operation of brick and mortar and online sports wagering in Pennsylvania. Under the terms of the legislation, the state’s existing casinos can operate sports wagering and must pay a $10 million license fee. The tax rate on sports wagering is 36% of gross gaming revenue. In July 2018, the Pennsylvania Gaming Control Board issued temporary regulations governing the activity. To date, two operators have applied for and been approved for a license. We believe this legislation could have a positive impact on our business.

Specific State Casino Regulations and Potential Legislative Changes
Florida
In October 2018, the State of Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“Division”) issued two separate Final Orders Granting Declaratory Statement in response to two separate Petitions for Declaratory Statements submitted by Calder Race Course, Inc. regarding jai alai.
The Florida Horsemen's Benevolent and Protective Association, Inc. has filed two administrative challenges in Florida related to jai alai and one lawsuit against Calder Casino and DBPR seeking declaratory relief for Division actions related to the issuance of Calder Casino’s jai alai permit.
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
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Net revenue	$221.3	$196.9	$24.4	$790.0	$703.7	$86.3
Operating income	20.5	27.0	(6.5)	176.8	158.4	18.4
Operating income margin	9%	14%		22%	23%
Net income	$56.3	$16.7	$39.6	$341.4	$102.3	$239.1
Adjusted EBITDA	62.1	58.1	4.0	285.8	248.4	37.4
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

•
Our net revenue increased $24.4 million driven by a $17.5 million increase from Casino primarily from successful marketing and promotional activities, a $5.9 million increase from TwinSpires due to the increase in handle and the adoption of ASC 606 which resulted in modifications between the classification of net revenue and operating expenses, and a $2.2 million increase in Other Investments due to the opening of our Derby City Gaming facility in September 2018. Partially offsetting these increases was a $1.2 million decrease from Racing primarily from Arlington due to inclement weather.

•
Our operating income decreased $6.5 million driven by a $4.8 million increase in transaction expense, net primarily due to the $5.0 million termination fee in connection with the Lady Luck Nemacolin Transaction, a $4.3 million decrease from Racing primarily from Arlington due to inclement weather and increased maintenance and other expenses at Churchill Downs, a $1.8 million increase in selling, general and administrative expense primarily driven by salaries and related benefits, a $1.3 million decrease in Other Investments primarily due to pre-opening expenses for Derby City Gaming, and a $0.3 decrease million from other sources. Partially offsetting these decreases was a $6.0 million increase from our Casino segment primarily driven by the increase in net revenue.

•
Our net income increased $39.6 million driven by a $42.3 million net of tax gain ($54.9 million pre-tax) on the Ocean Downs/Saratoga Transaction, a $6.2 million decrease in our income tax provision excluding the book tax on the Ocean Downs/Saratoga Transaction primarily from the reduction in the federal statutory corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, a $2.7 million decrease in interest expense, net associated with lower outstanding debt balances, and a $0.2 million increase from other sources. Partially offsetting these increases were a $6.5 million decrease in operating income and a $5.3 million decrease in Big Fish Games' net income.

•
Our adjusted EBITDA increased $4.0 million driven by a $6.2 million increase from Casino primarily due to organic growth from successful marketing and promotional activities at certain properties and our unconsolidated investments, a $0.5 million increase from TwinSpires primarily due to an increase in handle, and a $0.2 million increase from other sources. Partially offsetting these increases was a $2.9 million decrease from Racing primarily due to an increase in maintenance and other expenses at Churchill Downs.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

•
Our net revenue increased $86.3 million driven by a $38.0 million increase from Casino primarily from successful marketing and promotional activities, a $30.3 million increase from TwinSpires due to the increase in handle, a $15.8 million increase from Racing primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, and a $2.2 million increase in Other Investments primarily due to the opening of Derby City Gaming in September 2018.

•
Our operating income increased $18.4 million driven by a $19.2 million increase from Casino primarily driven by the increase in net revenue from successful marketing and promotional activities, an $8.3 million increase from TwinSpires due to the increase in handle, a $4.4 million increase in Racing primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, a $0.8 million decrease in Calder exit costs, and a $0.1 million increase from other sources. Partially offsetting these increases were a $7.8 million increase in in transaction expenses, net due to the termination fee relating to the Termination Agreement and Lady Luck Nemacolin Transaction and other acquisition-related expenses, a $4.5 million increase in selling, general and administrative expense primarily driven by an increase in salaries and associated benefits and stock-based compensation, and a $2.1 million decrease in Other Investments primarily due to pre-opening expenses for the Derby City Gaming facility.

•
Our net income increased $239.1 million driven by a $18.4 million increase in operating income, a $168.3 million after tax gain on the Big Fish Transaction, a $42.3 million net of tax gain ($54.9 million pre-tax) on the on the Ocean Downs/Saratoga Transaction, a $18.4 million decrease in our income tax provision excluding the book tax on the Ocean Downs/Saratoga Transaction primarily from the reduction in the federal statutory corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, a $6.8 million decrease in interest expense, net associated with lower outstanding debt balances, and a $1.7 million increase from equity in income of unconsolidated investments primarily due to strong performances at Ocean Downs and MVG. Offsetting these increases were a $16.5 million decrease in Big Fish net income and a $0.3 million decrease from other sources.

•
Our adjusted EBITDA increased $37.4 million driven by a $21.6 million increase from Casino primarily due to organic growth from successful marketing and promotional activities at certain properties and our unconsolidated investments, a $7.8 million increase from Racing primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, a $7.6 million increase at TwinSpires driven by the increase in handle, and a $0.4 million increase from other sources.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Racing:
Churchill Downs	$9.5	$9.0	$0.5	$176.1	$156.7	$19.4
Arlington	26.0	27.2	(1.2)	55.3	56.6	(1.3)
Fair Grounds	4.8	5.0	(0.2)	27.9	28.5	(0.6)
Calder	0.7	0.7	—	2.0	1.9	0.1
Total Racing	41.0	41.9	(0.9)	261.3	243.7	17.6
TwinSpires	72.1	66.1	6.0	229.8	199.2	30.6
Casino:
Oxford Casino	28.9	25.2	3.7	79.3	69.2	10.1
Calder Casino	23.4	19.4	4.0	73.0	62.6	10.4
Riverwalk Casino	12.8	12.2	0.6	40.8	35.7	5.1
Harlow's Casino	12.1	12.3	(0.2)	37.9	38.3	(0.4)
VSI	10.6	9.3	1.3	32.7	28.8	3.9
Fair Grounds Slots	9.1	8.7	0.4	28.9	27.7	1.2
Ocean Downs	8.1	—	8.1	8.1	—	8.1
Saratoga	—	0.4	(0.4)	0.6	1.0	(0.4)
Total Casino	105.0	87.5	17.5	301.3	263.3	38.0
Other Investments	7.8	5.7	2.1	19.8	17.7	2.1
Eliminations	(4.6)	(4.3)	(0.3)	(22.2)	(20.2)	(2.0)
Net Revenue	$221.3	$196.9	$24.4	$790.0	$703.7	$86.3
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

•
Racing revenue decreased $0.9 million driven by a $1.2 million decrease at Arlington primarily due to lower attendance during the meet from inclement weather and a $0.2 million decrease at Fair Grounds Race Course, partially offset by a $0.5 million increase at Churchill Downs due to a $0.9 million increase primarily from increased handle, partially offset by a $0.4 million decrease from timing of the impact of revenue recognition under ASC 606 in the three months ended September 30, 2018 compared to 2017.

•
TwinSpires revenue increased $6.0 million primarily due to a 1.0% handle growth, which was consistent with the industry, and the adoption of ASC 606 which resulted in modifications between the classification of net revenue and marketing and content operating expenses.

•
Casino revenue increased $17.5 million driven by a $8.1 million increase due to consolidating Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018, a $4.0 million increase at Calder Casino due to capital improvements and the continued impact of the temporary closure of a competitor due to Hurricane Irma which re-opened during the second quarter of 2018, a $3.7 million increase at Oxford primarily due to the hotel opening in December 2017 and expanded gaming floor, and a $1.7 million increase at our Louisiana properties which resulted from successful marketing and promotional activities.

•	Other Investments increased $2.1 million due to the opening of the Derby City Gaming facility in September 2018.
Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

•
Racing revenue increased $17.6 million driven by a $19.4 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, partially offset by a $1.3 million decrease at Arlington primarily due to lower attendance during the meet from inclement weather and $0.5 million decrease from other sources.

•	TwinSpires revenue increased $30.6 million primarily due to handle growth of 10.4%, which outpaced the U.S. thoroughbred industry performance by 6.5 percentage points.

•
Casino revenue increased $38.0 million driven by a $10.4 million increase at Calder Casino due to capital improvements and the temporary closure of a competitor due to Hurricane Irma which re-opened during the second quarter of 2018, a $10.1 million increase at Oxford due to the hotel opening in December 2017 and expanded gaming floor, an $8.1 million increase due to consolidating Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31,

2018, a $5.1 million increase at Riverwalk, and a $5.1 million increase at our Louisiana properties, both of which resulted from successful promotional activities. Partially offsetting these increases was a $0.8 million decrease from other sources.

•	Other Investments increased $2.1 million due to the opening of the Derby City Gaming facility in September 2018.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and TwinSpires

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Racing:
Churchill Downs
Race Days	11	10	49	48
Total handle	$56.1	$46.6	$533.9	$499.3
Net pari-mutuel revenue	$5.8	$5.1	$56.3	$52.3
Commission %	10.3%	10.9%	10.5%	10.5%
Arlington
Race Days	45	47	71	71
Total handle	$170.4	$171.5	$347.4	$348.9
Net pari-mutuel revenue	$18.8	$19.9	$43.7	$44.7
Commission %	11.0%	11.6%	12.6%	12.8%
Fair Grounds
Race Days	—	—	54	57
Total handle	$21.2	$21.8	$187.4	$192.7
Net pari-mutuel revenue	$4.1	$4.3	$19.9	$20.6
Commission %	19.3%	19.7%	10.6%	10.7%
Total Racing
Race Days	56	57	174	176
Total handle	$247.7	$239.9	$1,068.7	$1,040.9
Net pari-mutuel revenue	$28.7	$29.3	$119.9	$117.6
Commission %	11.6%	12.2%	11.2%	11.3%
TwinSpires (1)
Total handle	$341.8	$338.5	$1,097.9	$994.4
Net pari-mutuel revenue	$61.4	$61.2	$199.9	$182.3
Commission %	18.0%	18.1%	18.2%	18.3%
Eliminations (2)
Total handle	$(22.7)	$(18.8)	$(141.1)	$(122.3)
Net pari-mutuel revenue	$(3.3)	$(3.2)	$(17.3)	$(14.1)
Total
Handle	$566.8	$559.6	$2,025.5	$1,913.0
Net pari-mutuel revenue	$86.8	$87.3	$302.5	$285.8
Commission %	15.3%	15.6%	14.9%	14.9%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from TwinSpires.

(2)	Eliminations include the elimination of intersegment transactions.

Casino Activity
Certain key operating statistics specific to the gaming industry are included in our statistical data for our Casino segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered or cash and tickets placed into slot machines in the aggregate for the period cited. Net gaming revenue includes slot, table games, and sports wagering revenue and is net of customer freeplay; however, it excludes other ancillary property revenue such as food and beverage, ATM, hotel and other miscellaneous revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Oxford Casino
Slot handle	$274.2	$231.8	$754.2	$627.2
Net slot revenue	22.1	19.3	60.4	52.7
Net gaming revenue	26.8	23.9	74.1	65.8
Riverwalk Casino
Slot handle	$156.4	$162.2	$509.4	$451.6
Net slot revenue	10.5	10.4	34.3	30.4
Net gaming revenue	12.2	11.6	38.9	34.0
Harlow’s Casino
Slot handle	$142.3	$134.6	$440.5	$423.0
Net slot revenue	10.6	10.6	33.4	33.1
Net gaming revenue	11.5	11.7	36.0	36.3
Calder Casino
Slot handle	$338.0	$279.5	$1,035.5	$868.4
Net slot revenue	22.3	18.5	70.0	60.1
Net gaming revenue	22.3	18.5	69.9	60.0
Fair Grounds Slots and Video Poker
Slot handle	$102.2	$97.1	$324.7	$312.0
Net slot revenue	8.8	8.5	28.0	26.9
Net gaming revenue	19.4	17.8	60.6	55.6
Ocean Downs Casino(1)
Slot handle	$76.3	$—	$76.3	$—
Net slot revenue	6.7	—	6.7	—
Net gaming revenue	7.6	—	7.6	—

Total net gaming revenue	$99.8	$83.5	$287.1	$251.7

(1)	On August 31, 2018, we completed the Ocean Downs/Saratoga Transaction, the results of which are presented in 2018 from the date of consolidation through September 30, 2018.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Taxes & purses	$51.9	$44.6	$7.3	$170.4	$153.6	$16.8
Content expense	36.5	30.6	5.9	110.2	90.0	20.2
Salaries & benefits	31.6	29.0	2.6	93.9	88.6	5.3
Selling, general and administrative expense	21.7	19.9	1.8	63.2	58.7	4.5
Depreciation and amortization	16.7	13.4	3.3	45.8	42.0	3.8
Marketing & advertising	6.0	5.1	0.9	20.9	19.3	1.6
Transaction expense, net	5.4	0.6	4.8	8.9	1.1	7.8
Calder exit costs	—	0.2	(0.2)	—	0.8	(0.8)
Other operating expense	31.0	26.5	4.5	99.9	91.2	8.7
Total expense	$200.8	$169.9	$30.9	$613.2	$545.3	$67.9
Percent of net revenue	91%	86%		78%	77%
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $7.3 million driven by a $6.3 million increase generated by our Casino segment associated with an increase in slot handle and a $1.0 million increase in purses and taxes primarily related to our new Derby City Gaming facility which opened in September 2018.

•
Content expense increased $5.9 million driven by the increase in TwinSpires' handle, the adoption of ASC 606 which resulted in modifications between the classification of net revenue and content expense, and an increase in host fees for certain jurisdictions.

•	Salaries and benefits expense increased $2.6 million driven by additional personnel costs and related benefits.

•	Selling, general and administrative expense increased $1.8 million primarily from an increase in salaries and related benefits.

•	Depreciation and amortization expense increased $3.3 million driven by additional capital expenditures placed in service for Churchill Downs, Oxford, TwinSpires, and Derby City Gaming.

•
Marketing & advertising expense increased $0.9 million primarily from the opening of Derby City Gaming in September 2018, partially offset by the adoption of ASC 606 which resulted in modifications between the classification of net revenue and marketing expense for TwinSpires.

•
Transaction expense, net increased $4.8 million primarily due to the payment of the termination fee of $5.0 million pursuant to the Termination Agreement in connection with the Lady Luck Nemacolin Transaction.

•
Other operating expenses include maintenance, utilities, food and beverage costs, property taxes and insurance and other operating expenses. Other operating expense increased $4.5 million driven by a $1.2 million increase from the Derby City Gaming opening in September 2018 and the consolidation of Ocean Downs effective August 31, 2018, a $1.2 million increase in maintenance and other expenses primarily at Churchill Downs, and a $2.1 million increase from other sources.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $16.8 million due to a $12.2 million increase generated by our Casino segment associated with an increase in slot handle, a $4.1 million increase in purses primarily driven by an increase at Churchill Downs, and a $0.5 million increase from other sources.

•
Content expense increased $20.2 million due primarily to the increase in TwinSpires' handle and the adoption of ASC 606 which resulted in modifications between the classification of net revenue and content expense for TwinSpires.

•	Salaries and benefits expense increased $5.3 million driven by additional personnel costs and related benefits.

•	Selling, general and administrative expense increased $4.5 million driven primarily by an increase in salaries and related benefits and stock-based compensation expense.

•	Depreciation and amortization expense increased $3.8 million primarily driven by additional capital expenditures placed in service for Churchill Downs.

•	Marketing & advertising expense increased $1.6 million primarily from the opening of Derby City Gaming in September 2018 and promotional expenses at certain Casino properties.

•
Transaction expense, net increased $7.8 million primarily due to the payment of the termination fee of $5.0 million pursuant to the Termination Agreement in connection with the Lady Luck Nemacolin Transaction and other acquisition-related expenses.

•
Other operating expense increased $8.7 million driven by a $2.8 million increase in contract services expense, a $2.5 million increase in maintenance expense at Churchill Downs, a $1.2 million increase from the Derby City Gaming opening in September 2018 and the consolidation of Ocean Downs effective August 31, 2018, and a $2.2 million increase from other sources.

Corporate Allocated Expense
The table below presents Corporate allocated expense included in the adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Racing	$(1.6)	$(1.5)	$(0.1)	$(4.7)	$(4.3)	$(0.4)
TwinSpires	(1.5)	(1.4)	(0.1)	(4.2)	(3.9)	(0.3)
Casino	(2.2)	(1.8)	(0.4)	(6.3)	(5.3)	(1.0)
Other Investments	(0.4)	(0.3)	(0.1)	(1.1)	(1.0)	(0.1)
Corporate allocated expense	5.7	5.0	0.7	16.3	14.5	1.8
Total Corporate allocated expense	$—	$—	$—	$—	$—	$—
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Racing	$(1.2)	$1.7	$(2.9)	$98.5	$90.7	$7.8
TwinSpires	19.3	18.8	0.5	58.9	51.3	7.6
Casino	45.7	39.5	6.2	133.9	112.3	21.6
Other Investments	1.1	1.1	—	2.5	3.0	(0.5)
Corporate(a)	(2.8)	(3.0)	0.2	(8.0)	(8.9)	0.9
Adjusted EBITDA	$62.1	$58.1	$4.0	$285.8	$248.4	$37.4
(a) The Corporate segment includes corporate and other certain expenses of $0.7 million for the three months and $2.1 million for the nine months ended September 30, 2017 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction. The Big Fish Games segment is reported as held for sale and discontinued operations in the accompanying condensed consolidated financial statements and related notes.
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

•
Racing adjusted EBITDA decreased $2.9 million due to a $1.6 million decrease at Churchill Downs primarily from maintenance and other expenses, a $0.8 million decrease at Fair Grounds primarily from higher insurance costs and taxes, and a $0.5 million decrease at Arlington primarily due to decreased net revenue from lower attendance from inclement weather.

•	TwinSpires adjusted EBITDA increased $0.5 million driven by the 1.0% handle growth, which was consistent with the industry, partially offset by an increase in content expense.

•
Casino adjusted EBITDA increased $6.2 million driven by a $6.7 million increase from our wholly-owned Casino properties, partially offset by a $0.5 million decrease in our equity investments due to the Ocean Downs/Saratoga Transaction.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

•
Racing adjusted EBITDA increased $7.8 million due to an $8.8 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, partially offset by a $0.9 million decrease at Arlington primarily due to decreased net revenue from lower attendance during the meet from inclement weather and a $0.1 million decrease from other sources.

•	TwinSpires adjusted EBITDA increased $7.6 million driven by the 10.4% growth in handle, which outpaced the U.S. thoroughbred industry performance by 6.5 percentage points.

•
Casino adjusted EBITDA increased $21.6 million driven by a $21.8 million increase from our wholly-owned Casino properties, partially offset by a $0.2 million decrease in our equity investments due to the Ocean Downs/Saratoga Transaction.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Comprehensive income	$56.9	$17.3	$39.6	$341.8	$102.5	$239.3
Foreign currency translation, net of tax	(0.4)	(0.5)	0.1	(0.4)	(0.1)	(0.3)
Change in pension benefits, net of tax	(0.2)	(0.1)	(0.1)	—	(0.1)	0.1
Net income	56.3	16.7	39.6	341.4	102.3	239.1
Loss (income) from discontinued operations, net of tax	1.7	(3.6)	5.3	(166.1)	(14.3)	(151.8)
Income from continuing operations, net of tax	58.0	13.1	44.9	175.3	88.0	87.3

Additions:
Depreciation and amortization	16.7	13.4	3.3	45.8	42.0	3.8
Interest expense	9.9	12.6	(2.7)	29.2	36.0	(6.8)
Income tax provision	16.7	10.3	6.4	52.1	57.9	(5.8)
EBITDA	$101.3	$49.4	$51.9	$302.4	$223.9	$78.5

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$3.9	$3.9	$—	$13.1	$11.7	$1.4
Other charges	0.2	—	0.2	0.2	—	0.2
Pre-opening expense	2.6	—	2.6	3.9	0.3	3.6
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	3.6	4.0	(0.4)	12.2	10.6	1.6
Gain on Ocean Downs/Saratoga transaction	(54.9)	—	(54.9)	(54.9)	—	(54.9)
Transaction expense, net	5.4	0.6	4.8	8.9	1.1	7.8
Calder exit costs	—	0.2	(0.2)	—	0.8	(0.8)
Total adjustments to EBITDA	(39.2)	8.7	(47.9)	(16.6)	24.5	(41.1)
Adjusted EBITDA	$62.1	$58.1	$4.0	$285.8	$248.4	$37.4
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	September 30, 2018	December 31, 2017	Change
Total assets	$1,711.7	$2,359.4	$(647.7)
Total liabilities	$1,197.0	$1,719.1	$(522.1)
Total shareholders' equity	$514.7	$640.3	$(125.6)
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets decreased $647.7 million driven by an $823.4 million decrease in long-term assets of discontinued operations held for sale and a $69.1 million decrease in current assets of discontinued operations held for sale due to the Big Fish Transaction, a $63.4 million decrease in investment in and advances to unconsolidated affiliates due to the Ocean Downs/Saratoga Transaction, a $35.6 million decrease in income tax receivable due to our current year income tax provision, and a $15.8 million decrease in accounts receivable, net primarily due to cash receipts associated with the 2018 Kentucky Derby and Oaks. Partially offsetting these decreases were a $145.4 million increase in property and equipment, net due to the Ocean Downs/Saratoga Transaction and our capital project and maintenance expenditures partially offset by depreciation expense, a $95.4 million increase in other intangible assets primarily due to the Ocean Downs/Saratoga Transaction partially offset by amortization expense, a $79.6 million increase in cash and cash equivalents primarily due to the net proceeds received from the Big Fish Transaction partially offset by repurchases of common stock, a $20.2 million increase in goodwill due to the Ocean Downs/Saratoga Transaction, and a $19.0 million increase in all other assets.

•
Total liabilities decreased $522.1 million driven by a $244.7 million decrease in long-term debt, net of maturities and loan origination fees primarily due to the paydown on the Revolver (as defined below) from the Big Fish Transaction proceeds in January 2018, a $188.2 million decrease in current liabilities of discontinued operations held for sale and a $54.8 million decrease in non-current liabilities of discontinued operations held for sale due to the Big Fish Transaction, a $58.1 million decrease in current deferred revenue primarily due to recognition of advanced sales for the 2018 Kentucky Derby and Oaks, and a $23.7 million decrease in dividends payable due to the payment of our annual dividends. Partially offsetting these decreases were a $25.8 million increase in deferred income taxes primarily due to the Ocean Downs/Saratoga Transaction, and a $21.6 million increase in all other liabilities.

•
Total shareholders’ equity decreased $125.6 million driven by $514.7 million in repurchases of common stock, primarily as a result of the $500.0 million share repurchase program in a "modified Dutch auction" tender offer that was completed on February 12, 2018. Partially offsetting this decrease were $341.4 million in current year net income, a $29.7 million increase as a result of the adoption of ASC 606, $16.5 million in stock-based compensation, and a $1.5 million increase in other equity components.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,
Cash flows from:	2018	2017	Change
Operating activities	$135.4	$167.2	$(31.8)
Investing activities	$848.9	$(124.6)	$973.5
Financing activities	$(899.1)	$(31.7)	$(867.4)
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
Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017

•
Cash provided by operating activities decreased $31.8 million driven by a $16.2 million decrease in current deferred revenue primarily as a result of the timing of payments related to the Kentucky Derby and Oaks events and a $15.6 million decrease from all other operating activities.

•
Cash provided by investing activities increased $973.5 million driven by $970.7 million increase in proceeds related to the Big Fish Transaction, a $24.0 million increase related to the January 2017 investment in Ocean Downs, and a $23.1 million increase related to the BetAmerica acquisition in April 2017. Partially offsetting these increases were a $43.2 million increase in capital project expenditures and a $1.1 million decrease in all other investing activities.

•
Cash used in financing activities increased $867.4 million primarily driven by a $446.4 million increase in net borrowings and repayments related to our credit agreements, a $333.6 million increase related to share repurchases primarily due to our "modified Dutch auction" tender offer completed on February 12, 2018, a $54.7 million increase due to the repayment of debt associated with the Ocean Downs/Saratoga Transaction, a $26.4 million increase as a result of the 2016 Big Fish Games deferred payment and a $6.3 million increase from other financing activities.

Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	September 30, 2018	December 31, 2017	Change
2017 Credit Agreement:
Term Loan B due 2024	$397.0	$400.0	$(3.0)
Revolving credit facility	—	239.0	(239.0)
Swing line of credit	—	3.0	(3.0)
Total 2017 Credit Agreement	397.0	642.0	(245.0)
2028 Senior Notes	500.0	500.0	—
Total debt	897.0	1,142.0	(245.0)
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	893.0	1,138.0	(245.0)
Issuance cost and fees	(11.9)	(12.8)	0.9
Total debt, net of current maturities	$881.1	$1,125.2	$(244.1)
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
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at September 30, 2018. At September 30, 2018, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	7.0 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.7 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended September 30, 2018, the Company's commitment fee rate was 0.25%.
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
Contractual Obligations
Our commitments to make future payments as of September 30, 2018, are estimated as follows:

(in millions)	October 1 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
Term Loan B	$1.0	$8.0	$8.0	$380.0	$397.0
Interest on Term Loan B(1)	4.3	33.9	33.1	32.3	103.6
Senior Unsecured Notes	—	—	—	500.0	500.0
Interest on 2028 Senior Notes	13.1	47.5	47.5	130.6	238.7
Operating leases	1.3	8.1	5.3	3.2	17.9
Total	$19.7	$97.5	$93.9	$1,046.1	$1,257.2

(1)
Interest includes the estimated contractual payments under our 2017 Credit Agreement assuming no change in the weighted average borrowing rate of 4.25% which was the rate in place as of September 30, 2018.

As of September 30, 2018, we had approximately $2.7 million of tax liabilities related to unrecognized tax benefits.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At September 30, 2018, we had $397.0 million outstanding under our 2017 Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $3.1 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter-horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Ground Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds Defendants filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. On July 13, 2016, the plaintiffs filed their brief with the District Court and Fair Grounds Defendants filed its brief on August 12, 2016. A hearing was held at the District Court on September 15, 2016 and the District Court affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal with the Louisiana Fourth Circuit Court of Appeals on December 7, 2016. By Order dated August 23, 2017, the Louisiana Fourth Circuit Court of

Appeals dismissed the plaintiffs’ appeal without prejudice because the District Court’s Judgment did not contain the necessary decretal language.  To correct this deficiency, the District Court entered an Amended Judgment on September 19, 2017.  On December 11, 2017, the plaintiffs appealed the Amended Judgment to the Louisiana Fourth Circuit Court of Appeals. On June 13, 2018, the Louisiana Fourth Circuit Court of Appeals reversed the Louisiana Racing Commission’s ruling and remanded the matter to the Louisiana Racing Commission for further proceedings. On June 27, 2018, the Fair Grounds Defendants filed a Motion for Rehearing with the Louisiana Fourth Circuit Court of Appeals which was denied on July 12, 2018. On August 10, 2018, the Fair Grounds Defendants filed a Writ of Certiorari to the Louisiana Supreme Court seeking review of the Fourth Circuit Court of Appeal's decision. Briefing is complete and a decision is pending. The parties participated in unsuccessful non-binding mediation on October 18, 2018.
James Rivera, et al. v. Calder Race Course, Inc., et al.
On March 1, 2013, James Rivera, individually and by and through his wife and their children (the “Plaintiffs”), filed a First Amended Complaint for Damages (as amended from time to time) styled James Rivera, et al. v. Calder Race Course, Inc., et al. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida stemming from a spinal cord injury to Mr. Rivera when the horse he was exercising collapsed and died during a workout at Calder on November 25, 2008. The Plaintiffs seek recovery of compensatory and punitive damages, interest and costs from Calder in connection with the injuries suffered by Mr. Rivera, but no specific amount of damages. The case is set for trial in February 2019. The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against Plaintiff’s allegations and requests for relief.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the Kentucky Horse Racing Commission (the “KHRC” and, together with the Kentucky racetracks, the “Joint Petitioners”) sought a declaration from the Franklin Circuit Court (the “Court”) that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. (the "Family Foundation") intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Court to determine whether operation of historical racing machines that were licensed during the pendency of the litigation constitute pari-mutuel wagering.  The Court held a trial during the week of January 8, 2018 to determine whether the games from one of the historical racing machine manufacturers (Encore/Exacta) are pari-mutuel, and the Court set a post-trial briefing schedule for the parties. Although the Court ordered, on August 24, 2017, that this pending litigation only directly involves the historical racing machine games presently in use, and any future historical racing machine games proposed by the Company would not be included in the pending case, the ruling could impact how we design our future games and could affect the underlying economics and technology of historical racing machines. On October 24, 2018, the Court ruled that the historical racing machines in question (Encore/Exacta) are a pari-mutuel system of wagering legally permitted under Kentucky law.  It is not yet known whether the Family Foundation will appeal the ruling.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
7/1/18-7/31/18	84	$301.63	—	$78.3
8/1/18-8/31/18	41	287.35	—	78.3
9/1/18-9/30/18	32	276.20	—	78.3
Total	157	$292.72	—

(1)
On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaces the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

CHURCHILL DOWNS INCORPORATED

October 31, 2018	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 31, 2018	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)