Form 10-K
period 2018-12-31
CHURCHILL DOWNS Inc
filed 2019-02-27
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 11, 2019, 40,284,299 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2018 (based upon the closing sale price for such date on the Nasdaq Global Select Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $3,470,235,704.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2019 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Form 10-K filing includes 108 pages, which includes an exhibit index on pages 103-105.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K ("Report") including the information incorporated by reference herein, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "might", "plan", "predict", "project", "seek", "should", "will", and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include the factors described in Item 1A. Risk Factors of this Report.

PART I

ITEM 1.	BUSINESS
A.    Introduction
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate the largest legal online horseracing wagering platform in the U.S., through our TwinSpires business. We are a leader in brick-and-mortar casino gaming with approximately 9,500 gaming positions in seven states, after the Presque Isle Transaction (as defined below) closed on January 11, 2019. In August 2018, we launched our retail BetAmerica Sportsbook at our two Mississippi casino properties and have announced plans to enter additional U.S. sports betting and iGaming markets. We opened Derby City Gaming, the first historical racing machine ("HRM") facility in Louisville, Kentucky, in September 2018 with 900 HRM machines. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Sale of Big Fish Games, Inc.
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. (the "Purchaser"), a Nevada corporation, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited ("Aristocrat"), an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement. As described in further detail in Part II, Item 8. Financial Statements and Supplementary Data, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying consolidated financial statements and related notes.
Acquisition of Presque Isle and Pending Acquisition of Lady Luck Nemacolin
On February 28, 2018, the Company entered into two separate definitive asset purchase agreements with Eldorado Resorts, Inc. ("ERI") to acquire substantially all of the assets and properties used in connection with the operation of Presque Isle Downs & Casino ("Presque Isle") in Erie, Pennsylvania (the "Presque Isle Transaction"), and Lady Luck Casino in Vicksburg, Mississippi (the "Lady Luck Vicksburg Transaction") for total aggregate consideration of approximately $229.5 million, to be paid in cash, subject to certain working capital and other purchase price adjustments.
On July 6, 2018, the Company and ERI mutually agreed to terminate the asset purchase agreement with respect to the Lady Luck Vicksburg Transaction (the "Termination Agreement"). Concurrently with the entry into the Termination Agreement, the Company and ERI also entered into an amendment to the previously announced asset purchase agreement relating to the Presque Isle Transaction (the "Amendment"). Pursuant to the Amendment, the Company and ERI agreed to, among other things, cooperate in good faith, subject to certain conditions, to enter into an agreement pursuant to which the Company, for cash consideration of $100,000, will receive certain assets and assume the rights and obligations of an affiliate of ERI to operate the Lady Luck Casino Nemacolin in Farmington, Pennsylvania (the "Lady Luck Nemacolin Transaction"). The Presque Isle Transaction reflects a stand-alone purchase price of $178.9 million. Closing of the Presque Isle Transaction was also conditioned on the execution of the definitive agreement with respect to the Lady Luck Nemacolin Transaction, which occurred on August 10, 2018 (the "Lady Luck Nemacolin Agreement").
On January 11, 2019, the Company completed the Presque Isle Transaction. Subject to receipt of Pennsylvania regulatory approvals and other customary closing conditions, the Lady Luck Nemacolin Transaction is expected to close in the first half of 2019.
Ocean Downs/Saratoga Transaction
On July 16, 2018, the Company announced its entry into a tax-efficient partial liquidation agreement (the "Liquidation Agreement") for the remaining 50% ownership of the Casino at Ocean Downs and Ocean Downs Racetrack located in Berlin, Maryland ("Ocean Downs"), owned by Saratoga Casino Holdings LLC ("SCH"), in exchange for the Company's 25% equity interest in SCH, which is the parent company of Saratoga Casino Hotel in Saratoga Springs, New York ("Saratoga New York") and Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga Colorado") (collectively, the "Ocean Downs/Saratoga Transaction"). On August 31, 2018, the Company closed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of Ocean Downs and having no further equity interest or management involvement in Saratoga New York or Saratoga Colorado.
As part of the Ocean Downs/Saratoga Transaction, Saratoga Harness Racing, Inc. ("SHRI") agreed to grant the Company and its affiliates exclusive rights to operate online sports betting and iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI. Refer to Part II, Item 8. Financial Statements and Supplementary Data, for further information on the Ocean Downs/Saratoga Transaction.

Pending Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On October 31, 2018, the Company announced that it had entered into a definitive purchase agreement pursuant to which the Company will acquire certain ownership interests of Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines"), for cash (the "Sale Transaction").
The Sale Transaction will be comprised of (i) the Company’s purchase of 100% of the ownership stake in Midwest Gaming held by affiliates and co-investors of Clairvest Group Inc. ("Clairvest") for approximately $291.0 million and (ii) the Company’s offer to purchase, on the same terms, additional units of Midwest Gaming held by High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors").
Following the closing of the Sale Transaction, the parties expect to enter into a recapitalization transaction pursuant to which Midwest Gaming will use approximately $300.0 million in proceeds from new credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors (the "Recapitalization" and together with the Sale Transaction, the "Transactions").
Based on the results of the purchase of the Clairvest ownership stake and the purchase, on the same terms, of additional units held by High Plaines and Casino Investors, the Company will acquire, at the closing of the Sale Transaction, approximately 42% of Midwest Gaming for aggregate cash consideration of approximately $407.0 million. As a result of the Recapitalization, the Company's ownership of Midwest Gaming will increase to approximately 62%.
The Transactions are dependent on usual and customary closing conditions, including securing approval from the Illinois Gaming Board. The Transactions are expected to close in the first half of 2019.
Stock Split
On October 31, 2018, the Company announced a three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. The additional shares resulting from the Stock Split were distributed on January 25, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data, have been retroactively adjusted to reflect the effects of the Stock Split.
B.    Business Segments
During 2018, we managed our operations through five segments: Racing, Online Wagering, Casino, Other Investments and Corporate. In the fourth quarter of 2018, we changed our TwinSpires segment name to Online Wagering as we continue to expand our online sports betting and iGaming platforms. As a result of the Big Fish Transaction, our Big Fish Games segment is now included as a discontinued operation. Financial information about these segments is set forth in Item 8. Financial Statements and Supplementary Data, Note 20 of Notes to Consolidated Financial Statements contained within this Report.  Further discussion of financial results by operating segment is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
Racing Segment
Our Racing segment includes our four racetracks: Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Race Course ("Calder Racing"). We conduct live horseracing at Churchill Downs, Arlington and Fair Grounds. On July 1, 2014, we entered into a racing services agreement with The Stronach Group ("TSG") to allow Gulfstream Park to manage and operate Calder Racing through December 31, 2020.
Our racing revenue includes commissions on pari-mutuel wagering at our racetracks and off-track betting facilities ("OTBs") plus simulcast host fees earned from other wagering sites. In addition, ancillary revenue generated by the pari-mutuel facilities includes admissions, sponsorships and television rights, and food and beverage sales. Racing revenue and income are influenced by our racing calendar. Racing dates are generally approved annually by the respective state racing authorities. The majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby at Churchill Downs. Therefore, racing revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year.
Churchill Downs, Arlington and its twelve OTBs in Illinois, and Fair Grounds and its fourteen OTBs in Louisiana, all offer year-round simulcast wagering. The OTBs accept wagers on races at the respective racetrack or on races simulcast from other locations. We generate a significant portion of our pari-mutuel wagering revenue by sending signals of races from our racetracks to other facilities and businesses ("export") and receiving signals from other racetracks ("import").

Churchill Downs
Churchill Downs is located in Louisville, Kentucky and is an internationally known thoroughbred racing operation best known as the home of our iconic flagship event - The Kentucky Derby. We have conducted thoroughbred racing continuously at Churchill Downs since 1875. The Kentucky Derby is the longest continuously held annual sporting event in the United States and is the first race of the annual series of races for 3-year old thoroughbreds known as the Triple Crown. Our history of increased wagering, along with solid attendance and television viewership is attractive to presenting sponsors and contributed to the ninth consecutive year of earnings growth in 2018. We conducted 70 live race days in 2016, 2017 and 2018. In 2019, we anticipate having up to 75 live race days. The Kentucky Horse Racing Commission ("KHRC") awarded us 6 additional optional dates for 2019 that we may elect to run.
In 2002, as part of the financing of improvements to the Churchill Downs facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
The Churchill Downs facility consists of approximately 175 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a grandstand, luxury suites and a stabling area, and approximately 83 acres of land at our auxiliary training facility which includes Derby City Gaming. The Churchill Downs facility accommodates seating for approximately 59,000 patrons in our clubhouse, grandstand, Jockey Club Suites, Starting Gate Suites, Finish Line Suites, Turf Club, Grandstand Terrace, Rooftop Garden and Mansion. We have a saddling paddock, accommodations for groups and special events and parking areas for the public. Our racetrack also has permanent lighting in order to accommodate night races. The stable area has barns sufficient to accommodate approximately 1,400 horses and a 114-room dormitory for backstretch personnel. The Churchill Downs facility also includes a simulcast wagering facility.
During the second quarter of 2016, we finalized our $18.0 million renovation of the Turf Club and other premium areas. The Turf Club is an exclusive, members-only lounge and dining room located in the clubhouse section of Churchill Downs, directly overlooking the racetrack's finish line.
During the second quarter of 2017, we completed our $16.0 million renovation to modernize 95,000 square feet of the second floor clubhouse. The second floor clubhouse now features more than 280 flat-screen televisions, three new themed bars, 60 wagering windows and 40 self-serve betting machines.
During the second quarter of 2018, we completed our $37.0 million Starting Gate Suites addition, delivering more than 1,800 new seats through the addition of 36 new luxury starting gate suites and interior dining tables.
During the second quarter of 2018, we finalized the first phase of our $32.0 million project to improve the parking and transportation experience for guests, which featured a significantly enlarged, highly-efficient bus depot and additional transportation infrastructure that enhanced the overall traffic and parking flow for our guests. The second phase was completed prior to Churchill Downs hosting the Breeders' Cup World Championships in November 2018.
We also provide additional stabling and training facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track approximately five miles from the racetrack facility at the site of Derby City Gaming.
Arlington
The Arlington racetrack is located in Arlington Heights, Illinois and is a thoroughbred racing operation with twelve OTBs. We conducted 74 live race days in 2016, 71 in 2017 and 71 in 2018. We anticipate having 71 live race days in 2019.
The Arlington racetrack sits on 336 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes a clubhouse, grandstand and suite seating for approximately 7,500 persons, and food and beverage facilities. The stable area consists of barns that can accommodate approximately 2,200 horses and living quarters for approximately 550 people.
Fair Grounds
The Fair Grounds racetrack is located in New Orleans, Louisiana and is a racing operation with fourteen OTBs in Louisiana. We conducted 78 thoroughbred live race days in 2016, 83 in 2017 and 82 in 2018. We anticipate having 81 thoroughbred live race days in 2019. We conducted 10 quarter horse live race days in each of 2016, 2017 and 2018. We anticipate having 10 quarter horse live race days in 2019.
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

Calder Racing
Calder Racing is located in Miami Gardens, Florida and is near Hard Rock Stadium, home of the Miami Dolphins. Calder Racing is a thoroughbred racing facility that consists of approximately 170 acres of land with a one-mile dirt track, 7/8-mile turf track, barns and stabling facilities.
We have an agreement with TSG that expires on December 31, 2020 under which we permit TSG to operate and manage Calder Racing’s racetrack and certain other racing and training facilities and to provide live horseracing under Calder Racing’s racing permits. During the term of the agreement, TSG pays Calder Racing a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
On November 8, 2016, we completed the sale of 61 acres of excess, undeveloped land at Calder Racing for which we received total proceeds of $25.6 million.
Online Wagering Segment
Our Online Wagering segment includes our TwinSpires business ("TwinSpires") and our online sports betting and iGaming business.
TwinSpires Business
TwinSpires includes TwinSpires.com, Fair Grounds Account Wagering ("FAW"), Velocity, and Bloodstock Research Information Services ("BRIS"). On April 24, 2017, we acquired certain assets of BAM Software and Services, LLC ("BetAmerica"), which is also included in TwinSpires. BetAmerica is an online wagering business licensed under TwinSpires.com, and offers wagering on horseracing throughout the U.S, as well as our brand for retail and online sports betting.
TwinSpires is headquartered in Louisville, Kentucky and operates our online horseracing wagering business. We are the largest legal online horseracing wagering platform in the U.S. TwinSpires accepts pari-mutuel wagers through advance deposit wagering ("ADW") from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device or through the Internet. Our business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. We offer our customers streaming video of live horse races, as well as replays, and an assortment of racing and handicapping information. We also provide technology services to third parties, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third party typically provides a brand name, marketing and limited customer functions.
In the state of Louisiana, Fair Grounds Race Course, through an agreement with TwinSpires.com, operates our FAW platform, which is our online wagering platform licensed for Louisiana residents.
TwinSpires has a small number of customers focused on high dollar wagering that utilize the TwinSpires.com Oregon license. These customers are managed and tracked separately as a group called Velocity ("Velocity").
BRIS is a data service provider with one of the world’s largest computerized databases of handicapping and pedigree information for the thoroughbred horse industry. We provide special reports, statistical information, handicapping information, pedigrees and other data through our websites Brisnet.com and TwinSpires.com.
FAW, Velocity and BRIS are not material to the Company.
Sports Betting and iGaming
In May 2018, the Company announced its entry into online sports betting and iGaming. The Company also announced a strategic partnership agreement with SBTech to utilize its integrated technology platform for the Company's sports betting and iGaming operations. Also in May 2018, the Company entered into an agreement with Golden Nugget to enter the New Jersey sports betting and iGaming markets.
In August 2018, the Company launched its inaugural retail sportsbook under the BetAmerica brand in its two brick-and-mortar casinos in Mississippi, which is included in our Casino segment. In February 2019, the Company launched its inaugural online sportsbook and casino gaming platform in New Jersey. The Company intends to utilize the BetAmerica brand in additional states in the future for retail and online sportsbook and iGaming platforms. Our customers will have the opportunity to bet on major professional sports including the NFL, NBA, NHL, MLB and collegiate sports, as well as sporting events happening all over the world. We have announced plans to enter additional U.S. sports betting and iGaming markets as states approve legislation and regulations legalizing sports betting and iGaming.
Casino Segment
We are also a provider of brick-and-mortar casino gaming with approximately 9,500 gaming positions located in seven states. We own seven casinos (Oxford Casino, Riverwalk Casino, Harlow’s Casino, Calder Casino, Ocean Downs, Fair Grounds Slots and

Video Services, LLC, and Presque Isle) and three hotels (Oxford, Riverwalk and Harlow’s). In addition, we have a 50% equity investment in Miami Valley Gaming, LLC ("MVG").
In August 2018, we launched our retail BetAmerica Sportsbook at our two Mississippi casino properties, which added sports betting revenue to our Casino segment.
On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction. As described in further detail in Item 8. Financial Statements and Supplementary Data, the Company consolidated Ocean Downs as of the closing date, and no longer has an equity interest or management involvement in Saratoga New York or Saratoga Colorado.
On January 11, 2019, we completed the Presque Isle Transaction.
Our Casino revenue is primarily generated from slot machines, video lottery terminals ("VLTs"), video poker, and table games, while ancillary revenue includes hotel, food, beverage, and other sales.
Oxford
Our Oxford Casino ("Oxford") is located in Oxford, Maine. Oxford is a 27,000 square-foot casino with approximately 940 slot machines, 30 table games and two dining facilities on approximately 97 acres of land.
During the fourth quarter of 2017, we opened a new attached $25.0 million hotel at Oxford, featuring over 100 new guest rooms and suites, as well as additional dining options, and an expanded gaming floor.
Calder
Our Calder Casino ("Calder") is located in Miami Gardens, Florida near Hard Rock Stadium, home of the Miami Dolphins. Calder is a 106,000 square-foot facility with approximately 1,150 slot machines and two dining facilities on a single-level.
In February 2018, Calder was issued a jai alai permit by the Department of Business & Professional Regulation ("DBPR") Division of Pari-Mutuel Wagering in Florida. In May 2018, Calder received a jai alai license to conduct live summer jai alai performances in May and June 2019 for the State of Florida's 2018-2019 fiscal year. We have initiated the construction of a jai alai facility.
In October 2018, the State of Florida DPW issued two separate Final Orders Granting Declaratory Statement in response to two separate Petitions for Declaratory Statements submitted by Calder Race Course, Inc. regarding jai alai.
The Florida Horsemen's Benevolent and Protective Association, Inc. has filed two administrative challenges in Florida related to jai alai and one lawsuit against Calder and DBPR seeking declaratory relief for Division actions related to the issuance of Calder’s jai alai permit.
Fair Grounds Slots and Video Services, LLC
Fair Grounds Slots is located in New Orleans, Louisiana adjacent to Fair Grounds Race Course. Fair Grounds Slots is a 33,000 square-foot slot facility that operates approximately 620 slot machines with two concession areas, a bar, a simulcast facility and other amenities for slots and pari-mutuel wagering patrons. Video Services, LLC ("VSI") is the owner and operator of approximately 940 video poker machines in twelve OTBs in Louisiana.
Riverwalk
Our Riverwalk Casino ("Riverwalk") is located in Vicksburg, Mississippi. Riverwalk is a 25,000 square-foot casino with approximately 650 slot machines, 16 table games, a retail BetAmerica Sportsbook, a five-story 80-room attached hotel, and two dining facilities on approximately 22 acres of land.
Harlow’s
Our Harlow’s Casino ("Harlow’s") is located in Greenville, Mississippi. Harlow’s is a 33,000 square-foot casino with approximately 730 slot machines, 15 table games, a retail BetAmerica Sportsbook, a 105-room attached hotel, a 5,600 square-foot multi-functional event center, and four dining facilities. Harlow’s is located on approximately 85 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi.
Ocean Downs
Ocean Downs, located on 167 acres of land near Ocean City, Maryland, owns and operates VLTs and table games at Ocean Downs Casino and conducts harness racing at Ocean Downs Racetrack. Ocean Downs Casino added 92 VLTs and 10 table games in December 2017, and in the second quarter of 2018, Ocean Downs Casino added 8 additional table games. Ocean Downs Casino currently has approximately 900 VLTs, 18 table games and three dining facilities.

Presque Isle
We completed the Presque Isle Transaction on January 11, 2019. Presque Isle is located on 270 acres of land in Erie, Pennsylvania. Presque Isle operates approximately 1,600 slots, 32 table games, a poker room, four dining facilities, and conducts thoroughbred racing.
Miami Valley Gaming Equity Investment
We have a 50% equity investment in MVG which owns a VLT facility and harness racetrack on 120 acres in Lebanon, Ohio, which opened in December 2013. MVG is a 186,000 square-foot facility with approximately 1,870 VLTs, a racing simulcast center, a 5/8-mile harness racetrack and four dining facilities.
Other Investments Segment
Our Other Investments Segment includes United Tote Company ("United Tote"), Derby City Gaming and our other minor investments.
United Tote
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, record sales, calculate payoffs and display wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to a significant number of third-party racetracks, OTBs and other pari-mutuel wagering businesses and also provides these services at many of our facilities.
Derby City Gaming
In September 2018, we opened Derby City Gaming, our 85,000 square-foot, state-of-the-art HRM facility at our Churchill Downs auxiliary training facility in Louisville, Kentucky. Derby City Gaming operates under our Churchill Downs pari-mutuel racing license, and currently has 900 HRM machines in service, a simulcast center and a dining facility. We plan to add 100 additional HRM machines to this location in 2019 and have approval for up to 2,000 HRM machines under this license.
Oak Grove Facility
In November 2018, WKY Development, LLC, a joint venture between the Company and Keeneland Association, Inc. ("Keeneland"), was awarded a racing license by the Kentucky Horse Racing Commission ("KHRC") for twelve live Standardbred racing dates beginning in October 2019 at its racing facility to be constructed in Oak Grove, Kentucky. The racing facility in Oak Grove will include a HRM facility featuring up to 1,500 machines, a 125-room hotel with event center and food/beverage venues, a 1,200-person seated capacity grandstand and event space for indoor events, a 3,000-person capacity outdoor amphitheater and stage, and a state-of-the-art equestrian center including an indoor arena and outdoor uncovered warm up areas. WKY Development, LLC is owned 95% by the Company and 5% by Keeneland.
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

Racing
In 2018, approximately 37,000 thoroughbred horse races were conducted in the United States. Of these races, we hosted approximately 2,220 races, or 6.0% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing and purse sizes. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions.
Online Wagering
TwinSpires
TwinSpires competes with other ADW businesses for both customers and racing content, as well as brick-and-mortar racetracks, casinos and OTBs.
Sports Betting and iGaming
Our BetAmerica online sports betting and iGaming business competes for customers with retail and online offerings from both tribal and commercial brick-and-mortar casinos and racetracks.  We compete with daily fantasy sports gaming companies that are expanding into sports betting and iGaming, and other international sports betting businesses looking to expand into the U.S. market. We also compete with significant illegal sports betting and iGaming operations.
Casino
Our Casino properties operate in highly competitive environments, and our primary competition is other regional casino properties. Our Casino properties compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling and other forms of legalized gaming in the U.S.  Our properties primarily compete for customers with other casinos in their markets and in surrounding regional gaming markets, where location is a critical factor to success.
Other Investments
Derby City Gaming competes with regional casinos in the area and other forms of legal and illegal gaming.
D.    Governmental Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Racing businesses, Online Wagering businesses, Casino properties, and Other Investments are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level.
Racing Regulations
Horseracing is a highly regulated industry. In the United States, individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horseracing generally do so through a horseracing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks or pari-mutuel operations and/or businesses.
The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year and the determination of applicable regulatory authorities.
In the United States, interstate pari-mutuel wagering on horseracing is subject to the Interstate Horseracing Act of 1978 ("IHA"), as amended in 2000. Through the IHA, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horseracing events to other licensed establishments.
Specific State Racing Regulations and Potential Legislative Changes
Kentucky
In Kentucky, horseracing tracks are subject to the licensing and regulation of the KHRC, which is responsible for overseeing horseracing and regulating the state equine industry. Licenses to conduct live thoroughbred and Standardbred racing meets, to participate in simulcasting, and to accept advance deposit wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky.
In March of 2018, legislation was signed into law that permanently waives the excise tax on live pari-mutuel handle wagers at a Kentucky racetrack hosting the Breeders’ Cup.
In November of 2018, the KHRC awarded WKY Development, LLC, which is a joint venture between the Company and Keeneland, a racing license for twelve live Standardbred race dates beginning in October 2019, at a racing facility to be constructed in Oak Grove, Kentucky.
Illinois
In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the Illinois Racing Board ("IRB"). In September 2018, the IRB appointed Arlington the dark host track in Illinois for 60 simulcast host days during 2019, which was the same amount compared to 2018.  In addition, Arlington was awarded 155 live host days for 2019, which was the same amount compared to 2018.  In total, Arlington was awarded 215 live and dark host days in 2019.
In July 2018, legislation was signed into law that extends the authorization of advance deposit wagering though December 31, 2022.
Florida
In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the DBPR's Division of Pari-Mutuel Wagering ("DPW"). The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, Standardbred and quarter horse races but does not approve the specific live race days.
Louisiana
In Louisiana, licenses to conduct live thoroughbred and quarter horse racing and to participate in simulcast wagering are approved by the Louisiana State Racing Commission ("LSRC"). The LSRC is responsible for overseeing the awarding of licenses for the conduct of live racing meets, the conduct of thoroughbred and quarter horse racing, the types of wagering that may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live thoroughbred racing at a licensed racetrack for at least 80 days over a 20 week period each year to maintain the license and to conduct slot operations.
With the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted quarter horseracing at Fair Grounds for 10 days in each of 2016, 2017 and 2018. We expect to conduct quarter horseracing for 10 days in 2019.
Pennsylvania
In Pennsylvania, licenses to conduct live thoroughbred racing, to participate in simulcast wagering and to accept advance deposit wagers from Pennsylvania residents are approved by the Pennsylvania State Horse Racing Commission (“PSHRC”).  The PSHRC regulates the operations of horse racing, the conduct of pari-mutuel wagering and the promotion and marketing of horse racing in Pennsylvania.  As a Category 1 slot machine licensee, Presque Isle is required to conduct live racing on at least 100 days each calendar year.  The PSHRC approved Presque Isle for 100 live race days in 2019.
TwinSpires Regulations and Potential Legislative Changes
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the Oregon Racing Commission and in accordance with Oregon law. We also hold advance deposit wagering licenses in certain other states where required such as California, Illinois, Idaho, Kentucky, Maryland, Virginia, Colorado, Arizona, Wyoming, Arkansas, New York and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact our mobile and online ADW business.
Sports Betting and iGaming Regulations and Potential Legislative Changes
Federal
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gives states the authority to authorize sports wagering. Should states choose to authorize this activity, we believe it will have a positive impact on our business.
In January 2019, the Department of Justice’s Office of Legal Counsel ("DJOLC") issued a revised legal opinion regarding the scope of the Interstate Wire Act of 1961 (the "Wire Act"). Under the 2019 revised opinion, the DJOLC states they now believe the

Wire Act applies to all forms of gaming that crosses state lines, including online gambling and online lottery. The new opinion overturned a DJOLC opinion from 2011 which stated the Wire Act applied only to sports betting. We believe the revised DJOLC opinion could have a negative impact on our business operations.
Specific State Sports Betting and iGaming Regulations and Potential Legislative Changes
Mississippi
In 2017, Mississippi provisionally allowed sports betting as part of a bill legalizing and regulating fantasy sports, subject to the reversal of the 1992 Professional and Amateur Sports Protection Act and approval by the Mississippi Gaming Commission.
In June 2018, the Mississippi Gaming Commission approved rules regulating sports betting confined to brick-and-mortar casinos located in Mississippi, which became effective in July 2018. The tax rate on gross gaming revenues for sports betting is consistent with our casino gross gaming revenues. We believe this approval will have a positive impact on our business.
New Jersey
Sports Betting
In June 2018, a bill was signed into law which authorizes sports betting at casinos, racetracks and online, and the Division of Gaming Enforcement issued regulations governing the activity. Each casino or racetrack may offer a maximum of three online sports betting websites. The initial license fee is $100,000 with a tax of 9.75% on land-based gross betting revenue and a 14.25% tax on online gross betting revenue. In February 2019, we launched our BetAmerica online sports betting platform in New Jersey through our partnership with Golden Nugget Atlantic City Casino. We believe this legislation will have a positive impact on our business.
Online Gaming
In February 2013, legislation was signed into law that allows Atlantic City casinos to offer online casino gaming in New Jersey. The legislation provides for a $400,000 license fee and a 17.5% tax rate on gross gaming revenues. In February 2019, we launched our BetAmerica online casino platform in New Jersey through our partnership with Golden Nugget Casino. We believe this legislation will have a positive impact on our business.
Pennsylvania
Sports Betting
In October 2017, a bill was signed into law in Pennsylvania which allows the state's existing brick-and-mortar casinos to operate retail and online sports betting after paying a $10 million license fee. The tax rate on sports wagering is 36% of gross gaming revenue. In July 2018, the Pennsylvania Gaming Control Board ("PGCB") issued temporary regulations governing the activity. As of December 31, 2018, seven casinos had petitioned to operate retail and online sportsbooks in Pennsylvania, including Presque Isle, which the Company acquired on January 11, 2019. Five of the seven casino retail sportsbooks are operational, and two have been approved and are not currently operational, including Presque Isle. On February 6, 2019, the PGCB approved our retail and online sports betting petition for Presque Isle. We plan to open our retail BetAmerica Sportsbook at Presque Isle after additional approvals are obtained, including licensing for the related equipment and software providers. The PGCB has not announced a timeline for online sports betting to go live in Pennsylvania. We believe this legislation could have a positive impact on our business.
Online Gaming
In October 2017, legislation was signed into law that would allow for the operation of online gaming in Pennsylvania. In March 2018, the PGCB issued temporary regulations governing the activity. The legislation allows for casinos to operate up to three categories of licenses: poker, interactive slots and interactive table games. Existing in-state casinos originally had 120 days to purchase a license. Each individual license is $4 million per license or $10 million for all three. Following the initial 120 days, the state allowed out of state gaming entities the opportunity to purchase an online gaming license. The tax rate on poker and table games is 16% of gross gaming revenue, while the tax on slot machine style games is 54%. The PGCB has not announced plans to make the remaining licenses available for purchase. On October 31, 2018, the PCGB approved Presque Isle's petition for a license to offer interactive slots and interactive table games. The PGCB has not announced a timeline for online gaming to go live in Pennsylvania. We believe this legislation could have a positive impact on our business.
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
Specific State Casino Regulations and Potential Legislative Changes
Florida
The ownership and operation of casino gaming facilities in the State of Florida is subject to extensive state and local regulation, primarily by the DBPR, within the executive branch of Florida’s state government. The DBPR is charged with the regulation of Florida’s pari-mutuel, card room and slot gaming industries, as well as collecting and safeguarding associated revenue due to the state. The DBPR has been designated by the Florida legislature as the state compliance agency with the authority to carry out the state’s oversight responsibilities in accordance with the provisions outlined in the compact between the Seminole Tribe of Florida and the State of Florida. Changes in Florida laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Florida gaming operation. The laws and regulations of Florida are based on policies of maintaining the health, welfare and safety of the general public and protecting the gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The failure to comply with the rules and regulations of the DBPR could have a material adverse impact on our business.
Seminole Compact
In December 2015, Florida’s Governor signed a twenty-year Seminole Compact with the Seminole Tribe preserving the Seminole Tribe's geographic exclusivity and right to exclusively operate blackjack, craps and roulette games and providing the state with an expected $3.0 billion in additional state revenue over a seven-year period beginning in 2017. The Seminole Compact addresses other issues such as the potential for pari-mutuel operations to add blackjack in a limited fashion as well as the potential for expanded licenses in Palm Beach and Miami-Dade counties. At this time it is not possible to determine what impact the Seminole Compact will have on our business.
Constitutional Amendment
In November 2018, voters in Florida passed a constitutional amendment which provides any gaming expansion in the state must be approved by 60% of voters.
Louisiana
The manufacturing, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacturing, distribution, servicing and operation of video poker devices and slot machines are governed by the Louisiana Gaming Control Board (the "Louisiana Board") which oversees all licensing for all forms of legalized gaming in Louisiana. The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public

Safety and Corrections (the "Division") performs the video poker and slots gaming investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. Changes in Louisiana laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Louisiana gaming operations. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs. The failure to comply with the rules and regulations of the Louisiana Board or the LSRC could have a material adverse impact on our business.
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
Maryland
The ownership and operation of casino gaming facilities in the State of Maryland is subject to extensive state and local regulation and is subject to licensing and regulatory control by the Maryland Lottery and Gaming Control Commission (“MLGCC”), with staff assistance from the Maryland Lottery and Gaming Control Agency (“MLGCA”). The MLGCA oversees all internal controls, auditing, security, surveillance, background investigations, licensing and accounting procedures for each casino in the State of Maryland, including Ocean Downs. Changes in Maryland laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Maryland gaming operations. The failure to comply with the rules and regulations of the MLGCC could have a material adverse impact on our business.
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
In April 2018, legislation was signed into law which provides for up to $1.2 million annually to be distributed through 2024 to Ocean Downs Racetrack from the Purse Dedication Account for losses associated with maintaining a minimum of 40 days of live racing each year. We believe this legislation will have a positive impact on our business.
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

Ohio
VLTs were introduced in the State of Ohio in 2012 when the Governor of Ohio signed Executive Order 2011-22K, which authorized the Ohio Lottery Commission (the "OLC") to amend and adopt rules necessary to implement a video lottery program at Ohio’s seven horse racing facilities. The ownership and operation of VLT facilities in the State of Ohio is subject to extensive state and local regulation. The laws, regulations and supervisory procedures of the OLC include: (1) regulating the licensing of video lottery sales agents, key gaming employees and VLT manufacturers; (2) collecting and disbursing VLT revenue; and (3) maintaining compliance in regulatory matters. Changes in Ohio laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Ohio gaming operations. The failure to comply with the rules and regulations of the OLC could have a material adverse impact on our business.
Pennsylvania
The ownership and operation of casino gaming facilities in the Commonwealth of Pennsylvania are subject to extensive state and local regulation and are subject to licensing and regulatory control by the PGCB as well as other agencies. The PGCB regulates, oversees and enforces all matters related to gaming activity in Pennsylvania, including, without limitation, operations, internal controls, accounting procedures, auditing, security, surveillance, licensing, background investigations and compliance of each casino in the state.  Changes in Pennsylvania laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Pennsylvania gaming operations.  The failure to comply with the rules and regulations of the PGCB could have a material adverse impact on our business.
Specific State HRM Regulations and Potential Legislative Changes
Kentucky
The KHRC is responsible for overseeing the annual licensing and operations of HRMs in Kentucky. In September 2018, Churchill Downs received final approval from the KHRC to open Derby City Gaming, located in Louisville, Kentucky. Derby City Gaming is subject to extensive state and local legislation and is subject to licensing and regulatory control by the KHRC.
Changes in Kentucky laws or regulations may limit or otherwise materially affect the types of HRMs that may be conducted and such changes, if enacted, could have an adverse impact on our Kentucky HRM operations. The failure to comply with the rules and regulations of the KHRC could have a material adverse impact on our business.
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
G.    Employees
As of December 31, 2018, we employed approximately 4,100 full-time and part-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year.
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
Risks Related to the Company
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Our business is sensitive to economic conditions which may affect consumer confidence, consumers’ discretionary spending, or our access to credit in a manner that adversely impacts our operations
Economic trends can impact consumer confidence and consumers’ discretionary spending, including:

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

Lower consumer confidence or reductions in consumers’ discretionary spending could result in fewer patrons spending money at our racetracks, gaming and wagering facilities and our online wagering sites and reduced consumer spending overall.
Our access to and the cost of credit may be impacted to the extent global and U.S. credit markets are affected by downward economic trends. Economic trends can also impact the financial viability of other industry constituents, making collection of amounts owed to us uncertain. Our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase when revenue declines.
We are vulnerable to additional or increased taxes and fees
We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws or in the administration of laws affecting the horseracing, online wagering and casino industries. Many states and municipalities, including ones in which we operate, are currently experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. We are subject to tax in multiple U.S. tax jurisdictions and judgment is required in determining our provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions. It is not possible to determine the likelihood, extent or impact of any future changes in tax laws or fees, or changes in the administration of such laws; however, if enacted, such changes could have a material adverse impact on our business.
A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers
Horseracing, pari-mutuel wagering and casino gaming businesses depend on the public perception of integrity and fairness in their operations. To prevent cheating or erroneous payouts, the necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A lack or loss of confidence in the fairness of our industries could have a material adverse impact on our business.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully grow our business could be harmed
We believe that our success depends in part on our highly-skilled employee base, and our ability to hire, develop, motivate and retain highly qualified and skilled employees throughout our organization. If we do not successfully hire, develop, motivate and retain highly qualified and skilled employees, it is likely that we could experience significant disruptions in our operations. In such case, our ability to operate, develop and successfully grow our business could be impaired.
Competition for the type of talent we seek to hire is increasingly intense in the geographic areas in which we operate. As a result, we may incur significant costs to attract and retain highly skilled employees. We may be unable to attract and retain the personnel necessary to sustain our business or support future growth.
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
Any failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness could have a material adverse impact on our business
Under our debt facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and as a result, we may be unable to meet those ratios. A failure to comply with the financial ratios and other covenants contained in our debt facilities or our other indebtedness could result in an event of default which, if not cured or waived, could have a material adverse impact on our business and financial condition. In the event of any default under our debt facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could terminate all commitments to extend further credit; or

•	could require us to apply all of our available cash to repay these borrowings.
We have pledged a significant portion of our assets as collateral under our debt facilities. If any of these lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness and our lenders could exercise their rights against the collateral we have granted them.
Ownership and development of our real estate requires significant expenditures and ownership of such properties is subject to risk, including risks related to environmental liabilities
Our operations require us to own extensive real estate holdings. All real estate investments are subject to risks including the following: general economic conditions, such as the availability and cost of financing; local and national real estate conditions, such as an oversupply of residential, office, retail or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. Significant expenditures, including property taxes, mortgage payments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property. Such expenditures may negatively impact our operating results.
We are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we own or operate (or previously owned or operated) or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. If we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions. For instance, we are currently in discussions with the EPA regarding potential remedial actions relating to alleged CAFO non-compliance at Fair Grounds and expect to incur certain capital expenditures to upgrade these facilities to resolve this issue. Enforcement of CAFO regulations have been receiving increased governmental attention and compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures.

Our operations rely heavily on technology services, and catastrophic events and system failures with respect to these technology services could cause a significant and continued disruption to our operations
We rely on information technology and other systems to manage our business. A disruption or failure in our technology systems or operations in the event of a cyber-attack, major earthquake, weather event, terrorist attack or other catastrophic event could interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.
Our online wagering, HRM and brick-and-mortar casino businesses depend upon our communications hardware and our computer hardware. We have built certain redundancies into our systems to attempt to avoid downtime in the event of outages, system failures or damage. Our systems also remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist cyber-attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our websites and our services could result in an immediate, and possibly substantial, loss of revenue.
Our business is subject to online security risk, including cyber-security breaches. Loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement actions or other litigation, potential liability, or otherwise harm our business
We receive, process, store and use personal information and other customer and employee data by maintaining and transmitting customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities.
There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data, and such privacy laws and regulations continue to evolve. Many states have passed laws requiring notification to customers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. In addition, California has adopted the California Consumer Privacy Act of 2018, which goes into effect on January 1, 2020, providing California consumers greater control of the information collected, stored, and sold, and other states are considering similar legislation. The costs of compliance with these laws may increase as a result of changes in interpretation or changes in law. Any failure on our part to comply with these laws or our privacy policies may subject us to significant liabilities, including governmental enforcement actions or litigation.
Further, our systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, may not be successful. Interruptions in our services or a breach of a customer’s secure data could cause current or potential users to believe that our systems are unreliable, which could permanently harm our reputation and brand. These interruptions could also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our games. We attempt to protect against this risk with our property and business interruption insurance, which covers damage or interruption of our systems, although there is no assurance that such insurance will be adequate to cover all potential losses.
Third parties we work with, such as vendors, may violate applicable laws or our privacy policies, and such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We are also subject to payment card association rules and obligations under each association’s contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, and hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Many companies, including ours, have been the targets of such attacks. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. We have insurance coverage for protection against cyber-attacks, which may not be sufficient to cover all possible claims, and we could suffer losses that could have a material adverse effect on our business.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
The extent to which we can recover under our insurance policies for damages sustained at our operating properties in the event of inclement weather and casualty events could adversely affect our business
Flooding, blizzards, windstorms, earthquakes, hurricanes or other weather conditions could adversely affect our casino and horseracing locations. We maintain insurance coverage that may cover certain of the costs that we incur as a result of some natural disasters, which coverage is subject to deductibles, exclusions and limits on maximum benefits. We may not be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if our operations are disrupted or face prolonged closure as a result of weather conditions in the future, or if weather conditions adversely impact general economic or other conditions in the areas in which our properties are located or from which we draw our patrons, the disruption could have a material adverse impact on our business.
We have "all risk" property insurance coverage for our operating properties which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism). Our level of property insurance coverage, which is subject to policy maximum limits and certain exclusions, may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payment of our obligations.
Our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future
We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain additional exclusions from our coverage. If we are unable to obtain sufficient insurance coverage, we will be at risk for increased potential losses, which could be substantial. In addition, our debt instruments and other material agreements require us to meet certain standards related to insurance coverage. If we are unable to obtain sufficient insurance coverage to satisfy these requirements an event of default could result under these debt instruments or material agreements.
Furthermore, portions of our business are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, we may opt to retain certain risks not covered by our insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs and insurance policy coverage ceilings.
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
We may experience difficulty in integrating recent or future acquisitions into our operations
We have completed acquisition transactions in the past, and we may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses into our operations has required and will continue to require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate new businesses, manage the combined operations or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all. Management of the new business operations, especially those in new lines of business or different geographic areas, may require that we increase our managerial resources. The process of integrating new operations may also interrupt the activities of those businesses, which could have a material adverse impact on our business. The costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include the following:

•	restructuring charges associated with the acquisitions;

•	non-recurring acquisition costs, including accounting and legal fees, investment banking fees and recognition of transaction-related costs or liabilities; and

•	costs of imposing financial and management controls and operating, administrative and information systems.
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
Our Racing segment and TwinSpires business may be adversely affected by the number of people attending and wagering on live horse races
Our Racing segment is dependent upon the number of people attending and wagering on live horse races at our racetracks and our Online Wagering segment is dependent on wagering on live horse races at our racetracks and third-party racetracks.  According to industry sources, pari-mutuel handle declined on average 3% per year from 2008 to 2016 due to a number of factors, including increased competition from other wagering and entertainment alternatives.  From 2016 to 2018, pari-mutuel handle on horse racing has been relatively stable with average annual growth of 2%.   If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Racing segment and our Online Wagering segment.  If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction
Our Online Wagering and Casino segments are characterized by the rapid development of new technologies and the continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. It may be difficult to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
We may inadvertently infringe on the intellectual property rights of others
In the course of our business, we may become aware of potentially relevant patents or other intellectual property rights held by other parties, and such other parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights. Many of our competitors as well as other companies and individuals have obtained, and may obtain in the future, patents or other intellectual property rights that concern products or services related to the types of products and services we currently offer or may plan to offer in the future. We evaluate the validity and applicability of these intellectual property rights and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products.

We may be unable to adequately protect our own intellectual property rights, which could adversely affect our business and results of operations
Our results of operations may be affected by the outcome of litigation within our industry and the protection and validity of our intellectual property rights. Any litigation regarding patents or other intellectual property used in our products, including in the areas of advance deposit wagering could be costly and time consuming and could divert our management and key personnel from our business operations.
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
We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material to third parties. These licensees may take actions that could diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. To the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could harm our business and results of operations.
We are subject to payment-related risks, such as risk associated with the fraudulent use of credit or debit cards which could have adverse effects on our business due to chargebacks from customers
We allow funding and payments to accounts using a variety of methods, including electronic funds transfer ("EFT") and credit and debit cards. As we continue to introduce new funding or payment options to our players, we may be subject to additional regulatory and compliance requirements. We also may be subject to the risk of fraudulent use of credit or debit cards, or other funding and/or payment options. For certain funding or payment options, including credit and debit cards, we may pay interchange and other fees which may increase over time and, therefore, raise operating costs and reduce profitability. We rely on third parties to provide payment-processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to rules and requirements governing EFT which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees or possibly lose our ability to accept credit or debit cards, or other forms of payment from customers which could have a material adverse impact on our business.
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In our business, customers occasionally seek to reverse online gaming losses through chargebacks. Our control procedures to protect from chargebacks may not be sufficient to protect us from adverse effects on our business or results of operations.
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
We face risks related to pending or future legal proceedings and other actions
From time to time, we are a party in various lawsuits and judicial and governmental actions in the ordinary course of business. No assurance can be provided as to the outcome of these lawsuits and actions which can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits or actions, which could result in settlements, costs or damages that could have a material adverse impact on our business, financial condition, results of operations, and reputation.
Work stoppages and other labor problems could negatively impact our future plans and limit our operational flexibility
Some of our employees are represented by labor unions. A strike or other work stoppage at one of our properties could have an adverse impact on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. We may experience additional union activity in the future. Any such union organization efforts could cause disruptions in our business and result in significant costs.
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
We depend on agreements with industry constituents including horsemen and other racetracks, and the failure to enter into or maintain these agreements on terms acceptable to us could have a material adverse effect on our business, results of operations and financial condition
The Interstate Horseracing Act, or IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the "Horsemen’s Groups"). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. We currently negotiate formal agreements with the applicable Horsemen’s Groups at our racetracks on an annual basis. The failure to maintain agreements with, or obtain consents from, the Horsemen's Groups on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material adverse impact on our business.
From time to time, the Thoroughbred Owners of California, the Horsemen’s Group representing horsemen in California, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the "FHBPA"), which represents horsemen in Florida, and the Kentucky Horsemen’s Benevolent and Protective Association have withheld their consent to send or receive racing signals among racetracks. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could have a material adverse impact on our business.
We also have written agreements with the Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana and Florida. Florida law requires Calder to have an agreement with the FHBPA governing the contribution of a portion of revenue from slot machine gaming to purses on live thoroughbred races conducted by TSG at Calder Racing and an agreement with the Florida Thoroughbred Breeders and Owners Association governing the contribution of a portion of revenue from slot machine gaming to breeders’ stallion and special racing awards on live thoroughbred races conducted by TSG at Calder Racing before Calder can receive a license to conduct slot machine gaming.
We have agreements with other racetracks for the distribution of racing content through both the import of other racetracks’ signals for wagering at our properties and the export of our racing signal for wagering at other racetracks’ facilities. From time to time, we may be unable to reach agreements on terms acceptable to us. As a result, we may be unable to distribute our racing content to other locations or to receive other racetracks’ racing content for wagering at our racetracks. The inability to distribute our racing content could have a material adverse impact on our business, results of operations and financial condition.
Horseracing is an inherently dangerous sport and our racetracks are subject to personal injury litigation
Personal injuries may occur during races or daily workouts, which could subject us to litigation. We carry insurance at each of our racetracks; however, there are certain exclusions. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results of operations may be affected by the outcome of litigation, as it could be costly and time consuming and could divert our management and key personnel from our business operations.
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
Inclement weather and other conditions may affect our ability to conduct live racing
We conduct our racing business at four thoroughbred racetracks (Churchill Downs, Arlington, Fair Grounds, and Presque Isle) and harness racing at Ocean Downs and through our equity investment at MVG. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. A significant portion of our racing revenue is generated during the Kentucky Derby and Oaks week. If a business interruption were to occur and continue for a significant length of time at any of our racetracks, particularly one occurring at Churchill Downs at a time that would affect the Kentucky Derby and Oaks week, it could have a material adverse impact on our business.
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
All of our racetracks face competition in the simulcast market. In 2018, approximately 37,000 thoroughbred horse races were conducted in the United States. We hosted approximately 2,220 races, or approximately 6.0% of the total number of thoroughbred horse races in the United States in 2018. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines at racetracks with mandatory purse contributions.
We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenue for race purses and capital improvements. Churchill Downs and Arlington have experienced heightened competition from "racinos" in Indiana, Pennsylvania, Delaware, Ohio, and West Virginia whose purses are supplemented by gaming revenue. Competition from these facilities could harm our ability to attract full fields, which could have a material adverse impact on our business.
Competition from web-based businesses presents additional challenges for our racing business. Unlike most online and web-based gaming companies, our racetracks require significant and ongoing capital expenditures for both continued operations and expansion. Our racing business also faces significantly greater operating costs compared to costs borne by online and web-

based gaming companies. Our racing business cannot offer the same number of gaming options as online and Internet-based gaming companies. These companies may divert wagering dollars from pari-mutuel wagering venues, such as our racetracks. Our inability to compete successfully with these competitors could have a material adverse impact on our business.
Our racing operations are highly regulated and changes in the regulatory environment could adversely affect our business
Our racing business is subject to extensive state and local regulation, and we depend on continued state approval of legalized pari-mutuel wagering in states where we operate. Our wagering and racing (including HRM) facilities must meet the licensing requirements of various regulatory authorities, including authorities in Kentucky, Illinois, Louisiana, Florida, Ohio, Maryland, and Pennsylvania. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks. However, we may be unable to maintain our existing licenses. The failure to obtain such licenses in the future or the loss of or material change in our racing business licenses, registrations, permits or approvals may materially limit the number of races we conduct or our racing (including HRM) operations, and could have a material adverse impact on our business. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction.
In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. In Illinois, the IRB has the authority to designate racetracks as "host tracks" for the purpose of receiving host track revenue generated during periods when no racetrack is conducting live races. Racetracks that are designated as "host tracks" obtain and distribute out-of-state simulcast signals for the State of Illinois. Under Illinois law, the "host track" is entitled to a larger portion of commissions on related pari-mutuel wagering. The IRB has designated Arlington as a "host track." Should Arlington cease to be a "host track," the loss of hosting revenue could have an adverse impact on our business. Arlington is statutorily entitled to recapture as revenue monies that are otherwise payable to Arlington’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and a reduction or elimination of any of these revenue sources could have an adverse impact on our business.
We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse impact on our business.
Regulatory authorities also have input into important aspects of our operations, including hours of operation, location or relocation of a facility, and numbers and types of HRMs. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating pari-mutuel laws or regulations. Any of these events could have an adverse impact on our business.
Risks Related to Our TwinSpires Business
Our online horseracing wagering business is highly regulated and changes in the regulatory environment could adversely affect our business
TwinSpires accepts advance deposit wagers from customers of certain states who set up and fund accounts from which they may place wagers via telephone, mobile device or through the Internet. The online horseracing wagering business is heavily regulated, and laws governing ADW vary from state to state. Some states have expressly authorized ADW by residents, some states have expressly prohibited pari-mutuel wagering and/or ADW and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited residents of the state from placing wagers through ADW hubs located in different states. We believe that an online horseracing wagering business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to ADW businesses in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a different manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate ADW.
Our expansion opportunities with respect to ADW may be limited unless more states amend their laws or regulations to permit ADW. Conversely, if states take affirmative action to make ADW expressly unlawful, this could have a material adverse impact on our business. For example, we ceased accepting wagers from Texas residents in September 2013 due to the enforcement of an existing Texas law prohibiting ADW. Regulatory and legislative processes can be lengthy, costly and uncertain. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits and approvals necessary to facilitate the operation or expansion of our online horseracing wagering business. From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for ADW.
Many states have considered and are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states. Anti-gaming conclusions and recommendations of other governmental or quasi-

governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could have a material adverse impact to the success of our ADW operations.
Our online horseracing wagering business faces strong competition and we expect competition to increase
Our online horseracing wagering business is sensitive to changes and improvements to technology and new products and faces strong competition from other web-based interactive gaming and wagering businesses. Our ability to develop, implement and react to new technology and products for our mobile and online wagering business is a key factor in our ability to compete with other ADW businesses. Some of our competitors may have greater resources than we do. We may also be unable to retain our core customer base if we fail to continue to offer robust content offerings and other popular features. We anticipate increased competition in our mobile and online business from various other forms of online gaming, and our potential inability to retain customers or our failure to attract new customers could adversely affect our business.
Our online wagering business is subject to a variety of laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business
We are subject to a variety of laws, including laws regarding gaming, consumer protection and intellectual property that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. Laws relating to the liability of providers of online services for activities of users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories. It is also likely that as our business grows and evolves we will become subject to laws and regulations in additional jurisdictions.
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
Risks Related to Our Sports Betting and iGaming Business
The legalization of online sports betting and iGaming in the United States and our ability to predict and capitalize on any such legalization may impact our business, and we expect that competition will continue to grow and intensify
A number of states have or are currently considering online sports betting and iGaming. If a large number of additional states or the federal government enact online sports betting or iGaming legislation and we are unable to obtain, or are otherwise delayed in obtaining, the necessary licenses to operate online sports betting or iGaming websites in United States jurisdictions where such games are legalized, our future growth in online sports betting and iGaming could be materially impaired.
States or the federal government may legalize online sports betting and iGaming in a manner that is unfavorable to us. Several states and the federal government are considering draft laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, state jurisdictions enact legislation legalizing online sports betting and iGaming subject to a brick-and-mortar requirement, we may be unable to offer online sports betting and iGaming in such jurisdictions if we are unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction on acceptable terms.
Further, we expect that we will face increased competition for online sports betting and iGaming as the potential for legalized online sports betting and iGaming continues to grow. In the online sports betting and iGaming industry, a "first mover" advantage exists. Our ability to compete effectively in respect of a particular style of online sports betting and iGaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so could materially impair our ability to grow in the online sports betting and iGaming space. We may fail to accurately predict when online sports betting and iGaming will be legalized in significant jurisdictions. The legislative process in each state and at the federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online sports betting and iGaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online sports betting and iGaming offerings in such jurisdictions, which could have a material adverse impact on our business.

We intend to expand our sports betting operations. There can be no assurance that we will be able to compete effectively or that our expansion initiatives will be successful and generate sufficient returns on our investment
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. In the second quarter of 2018, we entered into an agreement with Golden Nugget Atlantic City to enter into the New Jersey market, and went live with our online sports betting and online casino platform in February 2019. We began accepting wagers on sporting events during the third quarter of 2018 at our retail BetAmerica Sportsbook at Harlow’s and Riverwalk in Mississippi, and we anticipate implementing sports betting in Pennsylvania following our recently completed acquisition of Presque Isle in January 2019. Our ability to be successful with our proposed sports betting operations is dependent on potential legislation in various jurisdictions that affect the sports betting industry in the United States. We continue to engage with state lawmakers in our other jurisdictions to advocate for the passage of sports betting laws with reasonable tax rates and license fees.
Our sports betting operations will compete in a rapidly evolving and highly competitive market against an increasing number of competitors. In order to compete successfully, we may need to enter into agreements with strategic partners and other third party vendors and we may not be able to do so on terms that are favorable to us. The success of our proposed sports betting operations is dependent on a number of additional factors that are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States, our ability to gain market share in a newly developing market, our ability to compete with new entrants in the market, changes in consumer demographics and public tastes and preferences, the performance of and licensing of third party vendors, and the availability and popularity of other forms of entertainment.
Failure to comply with laws requiring us to block access to certain individuals, based upon geographic location, may result in legal penalties or impairment to our ability to offer our online wagering products, in general
Individuals in jurisdictions in which online gaming is illegal may nonetheless seek to engage our online gaming products. While we take steps to block access by individuals in such jurisdictions, those steps may be unsuccessful. In the event that individuals in jurisdictions in which online gaming is illegal engage our online gaming systems, we may be subject to criminal sanctions, regulatory penalties, or the loss of existing or future licenses necessary to offer online gaming or other legal liabilities, any one of which could have a material adverse impact on our businesses. Gambling laws and regulations in many jurisdictions require gaming industry participants to maintain strict compliance with various laws and regulations. If we are unsuccessful in blocking access to our online gaming products by individuals in a jurisdiction where such products are illegal, we could lose or be prevented from obtaining a license necessary to offer online gaming in a jurisdiction in which such products are legal.
Risks Related to Our Casino Business
Our casino business faces significant competition from brick-and-mortar casinos and other gaming and entertainment alternatives, and we expect competition levels to increase
Our casinos operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. Our casino operations face competition from land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks, Native American casinos, VLTs, state-sponsored lotteries, iGaming, and other forms of legalized gaming in the U.S. and other jurisdictions. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market, and legislative changes in prior years. We do not have the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries or other competitors which may adversely affect our ability to compete effectively with them. Legislators in Florida continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current gaming taxation structure. Should such legislation be enacted, it could have a material adverse impact on our business.
The gaming industry also faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. Web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry as federal regulations on web-based activities are clarified. We anticipate that competition will continue to grow in the web-based interactive gaming and wagering channels because of ease of entry and such increased competition may have an adverse impact on our business.
Our casino business is highly regulated and changes in the regulatory environment could adversely affect our business
Our casino operations exist at the discretion of the states in which we conduct business, and are subject to extensive state and local regulation. These regulatory authorities have broad discretion and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. While we have obtained all governmental licenses, registrations, permits and approvals currently necessary for the operation of our gaming facilities, we cannot be certain that we will be able to obtain such renewals or approvals in the future, or that we will be able to obtain future approvals that would allow us to expand our gaming operations. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect or eligibility for a license in another jurisdiction.
Regulatory authorities also have input into important aspects of our operations, including hours of operation, location or relocation of a facility, numbers and types of machines. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have an adverse impact on our business. The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy.
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
The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us
The majority of our gaming revenue is attributable to slot and video poker machines operated by us at our casinos and wagering facilities, and there are a limited number of slot machine manufacturers servicing the gaming industry. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector. Recently, the prices of new machines have escalated faster than the rate of inflation and slot machine manufacturers have occasionally refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment, it could adversely affect our operations and profitability.
We rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. We rely on a limited number of vendors to provide video poker and slot machines and any loss of our equipment suppliers could impact our operations. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own the following real property:

•	100 acres at Churchill Downs and our auxiliary training facility at Derby City Gaming in Louisville, Kentucky

•	Arlington International Race Course in Arlington Heights, Illinois

•	Oxford Casino in Oxford, Maine

•	Riverwalk Casino in Vicksburg, Mississippi

•	Calder in Miami Gardens, Florida

•	Fair Grounds Race Course, Fair Grounds Slots and VSI, and two OTBs in New Orleans, Louisiana

•	Ocean Downs Casino and Racetrack in Ocean City, Maryland

•	Derby City Gaming in Louisville, Kentucky

•	Presque Isle in Erie, Pennsylvania, which was acquired on January 11, 2019 as a result of the Presque Isle Transaction
We lease the following real property:

•	158 acres at Churchill Downs in Louisville, Kentucky

•	Arlington - We lease eleven OTBs in Illinois

•	Fair Grounds - We lease twelve OTBs in Louisiana

•	Harlow's Casino in Greenville, Mississippi - We lease the land on which the casino and hotel are located

•	TwinSpires.com and BRIS in Lexington, Kentucky

•	United Tote in Louisville, Kentucky; San Diego, California; and Portland, Oregon

•	Corporate and Online Wagering headquarters in Louisville, Kentucky
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
Kater Class Action Suit
On April 17, 2015, a purported class action styled Cheryl Kater v. Churchill Downs Incorporated (the "Kater litigation") was filed in the United States District Court for the Western District of Washington (the "District Court") alleging, among other claims, that the Company’s "Big Fish Casino" operated by the Company’s then-wholly owned mobile gaming subsidiary Big Fish Games violated Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the slots, blackjack, poker, and roulette games offered through Big Fish Casino), and seeking among other things, return of monies lost, reasonable attorney’s fees, treble damages, and injunctive relief. On November 19, 2015, the District Court dismissed the case with prejudice and, on December 7, 2015, Plaintiff’s motion for reconsideration was denied. Plaintiff filed a notice of appeal on January 5, 2016 to the United States Court of Appeals for the Ninth Circuit.
As previously disclosed, on January 9, 2018, the Company sold Big Fish Games to Aristocrat Technologies, Inc., a Nevada corporation (the "Purchaser"), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation, pursuant to the Stock Purchase Agreement, dated as of November 29, 2017, by and among the Company, Big Fish Games and the Purchaser. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to indemnify the Purchaser for the losses and expenses associated with the Kater litigation for Big Fish Games, which is referred to in the Stock Purchase Agreement as the "Primary Specified Litigation."
On February 6, 2018, oral arguments on Plaintiff’s appeal of the dismissal of the Kater litigation took place before the United States Court of Appeals for the Ninth Circuit. On March 28, 2018, the United States Court of Appeals for the Ninth Circuit reversed and remanded the District Court’s dismissal of the complaint against the Company. On June 12, 2018, the United States Court of Appeals for the Ninth Circuit denied the Company’s Petition for Rehearing En Banc filed by the Company on May 11, 2018. On July 13, 2018, the parties filed a Joint Status Report and Discovery Plan in the District Court. On July 20, 2018, the Company filed a Motion to Compel Arbitration in the District Court, which was denied on November 2, 2018. The Company filed an Answer to Plaintiff's Complaint on November 16, 2018. On January 28, 2019, the parties filed an updated Joint Status Report. On February 19, 2019, the Company filed a Motion for Joinder of Big Fish Games, Inc. as a Necessary Party.
In accordance with the terms of the Stock Purchase Agreement, the Company is working closely with the Purchaser to vigorously defend this matter in both the District Court and in any further appellate proceedings, and the Company believes that there are meritorious legal and factual defenses against Plaintiff’s allegations and requests for relief.
Thimmegowda Class Action Suit
On February 11, 2019, a purported class action styled Manasa Thimmegowda v. Big Fish Games, Aristocrat Technologies Inc., Aristocrat Leisure Ltd., and Churchill Downs Inc., was filed in the United States District Court for the Western District of Washington alleging, among other claims, that “Big Fish Casino,” which is operated by Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, and seeking, among other things, return of monies lost, reasonable attorney’s fees, injunctive relief, and treble and punitive damages.  The Company is working to vigorously defend this matter, and believes that there are meritorious legal and factual defenses against Plaintiff’s allegations and requests for relief.

James Rivera, et al. v. Calder Race Course, Inc., et al.
On March 1, 2013, James Rivera, individually and by and through his wife and their children (the "Plaintiffs"), filed a First Amended Complaint for Damages (as amended from time to time) styled James Rivera, et al. v. Calder Race Course, Inc., et al. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida stemming from a spinal cord injury to Mr. Rivera when the horse he was exercising collapsed and died during a workout at Calder Racing on November 25, 2008. The Plaintiffs seek recovery of compensatory and punitive damages, interest and costs from Calder Racing in connection with the injuries suffered by Mr. Rivera, but no specific amount of damages. The case has been set for trial in April 2019. The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against Plaintiff’s allegations and requests for relief.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the KHRC (together with the Kentucky racetracks, the "Joint Petitioners") sought a declaration from the Franklin Circuit Court (the "Court") that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. (the "Family Foundation") intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Court to determine whether operation of historical racing machines that were licensed during the pendency of the litigation constitute pari-mutuel wagering.  The Court held a trial during the week of January 8, 2018 to determine whether the games from one of the historical racing machine manufacturers (Encore/Exacta) are pari-mutuel, and the Court set a post-trial briefing schedule for the parties. Although the Court ordered, on August 24, 2017, that this pending litigation only directly involves the historical racing machine games presently in use, and any future historical racing machine games proposed by the Company would not be included in the pending case, the ruling could impact how we design our future games and could affect the underlying economics and technology of historical racing machines. On October 24, 2018, the Court ruled that the historical racing machines in question (Encore/Exacta) are a pari-mutuel system of wagering legally permitted under Kentucky law.  In November 2018, the Family Foundation filed a notice of appeal and subsequently filed a motion to transfer the appeal directly to the Kentucky Supreme Court. The Family Foundation’s motion to transfer is currently pending.
Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al.
On January 4, 2019, Kentucky Downs, LLC and Kentucky Racing Acquisition, LLC (collectively, “Petitioners”) filed a Petition for Review and Appeal of Approval of WKY Development, LLC License Application and Denial of Kentucky Downs, LLC License Application styled Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al. in the Franklin Circuit Court, Commonwealth of Kentucky.  Petitioners are appealing the vote of the KHRC, which awarded WKY Development, LLC, our joint venture with Keeneland, a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky and denied Petitioners’ application for a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky.  WKY Development, LLC is a joint venture owned 95% by the Company and 5% by Keeneland.  The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against Petitioners’ allegations and requests for relief.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds. We have had and continue to have discussions with the EPA regarding potential remedial actions relating to alleged CAFO non-compliance at Fair Grounds and expect to incur certain capital expenditures to upgrade these facilities to resolve this issue.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter-horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Grounds Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds Defendants filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. On July 13, 2016, the plaintiffs filed their brief with the District Court and Fair Grounds Defendants filed its brief on August 12, 2016. A hearing was held at the District Court on September 15, 2016 and the District Court affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal with the Louisiana Fourth Circuit Court of Appeals on December 7, 2016. By Order dated August 23, 2017, the Louisiana Fourth Circuit Court of Appeals dismissed the plaintiffs’ appeal without prejudice because the District Court’s Judgment did not contain the necessary decretal language.  To correct this deficiency, the District Court entered an Amended Judgment on September 19, 2017.  On December 11, 2017, the plaintiffs appealed the Amended Judgment to the Louisiana Fourth Circuit Court of Appeals. On June 13, 2018, the Louisiana Fourth Circuit Court of Appeals reversed the Louisiana Racing Commission’s ruling and remanded the matter to the Louisiana Racing Commission for further proceedings. On June 27, 2018, the Fair Grounds Defendants filed a Motion for Rehearing with the Louisiana Fourth Circuit Court of Appeals which was denied on July 12, 2018.  On August 10, 2018, the Fair Grounds Defendants filed a Writ of Certiorari to the Louisiana Supreme Court seeking review of the Fourth Circuit Court of Appeal's decision; the writ was denied on November 14, 2018.  The parties participated in unsuccessful non-binding mediation on October 18, 2018. Discovery is ongoing and a trial date has not been set.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 11, 2019, there were approximately 2,640 shareholders of record. All share and per share amounts presented were retroactively adjusted to reflect the three-for-one stock split approved by the Board of Directors for shareholders of record on January 11, 2019 and with an effective date of January 25, 2019. The Company's stock began trading at the split adjusted price on January 28, 2019.
Dividends
Since joining The Nasdaq Stock Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $0.543 in December 2018, which was paid in January 2019, and we declared a dividend of $0.507 in December 2017, which was paid in January 2018.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
10/1/18-10/31/2018	2,175	$93.35	—	$300.0
11/1/18-11/30/2018	128,133	$89.54	128,007	288.5
12/1/18-12/31/2018	275,256	$83.76	244,275	268.0
Total	405,564	$85.64	372,282

(1)
On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million inclusive of any remaining authorization under the prior program. The prior $250.0 million program was authorized in April 2017 and had unused authorization of $78.3 million. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.

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

The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Common Stock compared to the Russell 2000 Index, S&P Midcap 400 Index, and the S&P 500 Index. We consider the Russell 2000 Index to be our most comparable industry peer group index. We added the S&P Midcap 400 Index as a comparison this year. The S&P Midcap 400 Index includes the Company's results and also reflects companies which have a more comparable market capitalization than the S&P 500 Index.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Churchill Downs Inc.	$100.00	$107.40	$160.72	$172.37	$268.33	$282.99
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.45	$124.09
S&P Midcap 400 Index	$100.00	$109.77	$107.38	$129.65	$150.71	$134.01
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.32

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In millions, except per common share data)	2018(a)(c)(e)	2017(b)(c)(e)	2016(c)(d)(e)	2015(c)(e)	2014(c)(e)
Operations:
Net revenue	$1,009.0	$882.6	$822.4	$798.6	$798.3
Operating income	188.8	145.7	172.5	126.3	103.4

Income from continuing operations, net of tax	182.6	122.4	96.7	70.8	56.9
Income (loss) from discontinued operations, net of tax	170.2	18.1	11.4	(5.6)	(10.5)
Net income	$352.8	$140.5	$108.1	$65.2	$46.4

Net income from continuing operations per common share:
Basic	$4.42	$2.59	$1.94	$1.36	$1.09
Diluted	$4.39	$2.55	$1.92	$1.34	$1.08

Balance sheet data at period end:
Total assets	$1,725.2	$2,359.4	$2,254.4	$2,277.4	$2,356.3
Total debt, net	884.3	1,129.2	921.7	781.8	764.1
Total liabilities	1,251.9	1,719.1	1,569.4	1,660.2	1,656.3
Shareholders’ equity	473.3	640.3	685.0	617.2	700.0
Shareholders’ equity per common share	$11.72	$13.85	$13.85	$12.39	$13.35

Other Data:
Cash flows from operating activities	$197.8	$215.1	$231.4	$264.5	$141.6
Capital maintenance expenditures	29.6	33.3	30.9	31.1	22.7
Capital project expenditures	119.8	83.6	23.8	12.4	31.8
Dividends declared per common share	$0.543	$0.507	$0.440	$0.383	$0.333
Common stock repurchases	$532.0	$179.5	$27.6	$138.1	$61.6
The selected financial data presented above is subject to the following information:

(a)	2018 includes the $54.9 million pre-tax gain on the Ocean Downs/Saratoga Transaction and the consolidated results of Ocean Downs after August 31, 2018.

(b)
2017 includes a $21.7 million impairment of tangible and intangible assets and a $20.7 million loss on extinguishment of debt. 2017 also includes a $57.7 million income tax benefit resulting primarily from the re-measurement of our net deferred tax liabilities as a result of the Tax Cuts and Jobs Acts ("Tax Act").

(c)	Due to the Big Fish Transaction, Big Fish Games is accounted for as discontinued operations from the date of acquisition on December 16, 2014 through December 31, 2018.

(d)	2016 includes a $23.7 million gain on Calder land sale.

(e)
All per share amounts presented were retroactively adjusted to reflect the three-for-one stock split approved by the Board of Directors for shareholders of record on January 11, 2019 and with an effective date of January 25, 2019. CHDN stock began trading at the split adjusted price on January 28, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8-Financial Statements and Supplementary Data.
Our Business
We are an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate the largest legal online horseracing wagering platform in the U.S., through our TwinSpires business. We are a leader in brick-and-mortar casino gaming with approximately 9,500 gaming positions in seven states after our Presque Isle acquisition closed on January 11, 2019. In August 2018, we launched our retail BetAmerica Sportsbook at our two Mississippi casino properties and have announced plans to enter additional U.S. sports betting and iGaming markets. Derby City Gaming, the first historical racing machine ("HRM") facility in Louisville, Kentucky, was opened in September 2018 with 900 HRM machines. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Key 2018 Transactions
Sale of Big Fish Games, Inc.
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. (the "Purchaser"), a Nevada corporation, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited ("Aristocrat"), an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement. As described in further detail in Part II, Item 8. Financial Statements and Supplementary Data, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying consolidated financial statements and related notes.
Acquisition of Presque Isle and Pending Acquisition of Lady Luck Nemacolin
On February 28, 2018, the Company entered into two separate definitive asset purchase agreements with Eldorado Resorts, Inc. ("ERI") to acquire substantially all of the assets and properties used in connection with the operation of Presque Isle Downs & Casino ("Presque Isle") in Erie, Pennsylvania (the "Presque Isle Transaction"), and Lady Luck Casino in Vicksburg, Mississippi (the "Lady Luck Vicksburg Transaction") for total aggregate consideration of approximately $229.5 million, to be paid in cash, subject to certain working capital and other purchase price adjustments.
On July 6, 2018, the Company and ERI mutually agreed to terminate the asset purchase agreement with respect to the Lady Luck Vicksburg Transaction (the "Termination Agreement"). Concurrently with the entry into the Termination Agreement, the Company and ERI also entered into an amendment to the previously announced asset purchase agreement relating to the Presque Isle Transaction (the "Amendment"). Pursuant to the Amendment, the Company and ERI agreed to, among other things, cooperate in good faith, subject to certain conditions, to enter into an agreement pursuant to which the Company, for cash consideration of $100,000, will receive certain assets and assume the rights and obligations of an affiliate of ERI to operate the Lady Luck Casino Nemacolin in Farmington, Pennsylvania (the "Lady Luck Nemacolin Transaction"). The Presque Isle Transaction reflects a stand-alone purchase price of $178.9 million. Closing of the Presque Isle Transaction was also conditioned on the execution of the definitive agreement with respect to the Lady Luck Nemacolin Transaction, which occurred on August 10, 2018 (the "Lady Luck Nemacolin Agreement").
On January 11, 2019, the Company completed the Presque Isle Transaction. Subject to receipt of Pennsylvania regulatory approvals and other customary closing conditions, the Lady Luck Nemacolin Transaction is expected to close in the first half of 2019.
Ocean Downs/Saratoga Transaction
On July 16, 2018, the Company announced its entry into a tax-efficient partial liquidation agreement (the "Liquidation Agreement") for the remaining 50% ownership of the Casino at Ocean Downs and Ocean Downs Racetrack located in Berlin, Maryland ("Ocean Downs") owned by Saratoga Casino Holdings LLC ("SCH") in exchange for the Company's 25% equity interest in SCH, which is the parent company of Saratoga Casino Hotel in Saratoga Springs, New York ("Saratoga New York") and Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga Colorado") (the "Ocean Downs/Saratoga Transaction"). On August 31, 2018, the Company closed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of Ocean Downs and having no further equity interest or management involvement in Saratoga New York or Saratoga Colorado.

As part of the Ocean Downs/Saratoga Transaction, Saratoga Harness Racing, Inc. ("SHRI") has agreed to grant the Company and its affiliates exclusive rights to operate online sports betting and iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI. Refer to Part II, Item 8. Financial Statements and Supplementary Data, for further information on the Ocean Downs/Saratoga Transaction.
Pending Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On October 31, 2018, the Company announced that it had entered into a definitive purchase agreement pursuant to which the Company will acquire certain ownership interests of Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines"), for cash (the "Sale Transaction").
The Sale Transaction will be comprised of (i) the Company’s purchase of 100% of the ownership stake in Midwest Gaming held by affiliates and co-investors of Clairvest Group Inc. ("Clairvest") for approximately $291.0 million and (ii) the Company’s offer to purchase, on the same terms, additional units of Midwest Gaming held by High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors").
Following the closing of the Sale Transaction, the parties expect to enter into a recapitalization transaction pursuant to which Midwest Gaming will use approximately $300.0 million in proceeds from new credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors (the "Recapitalization" and together with the Sale Transaction, the "Transactions").
Based on the results of the purchase of the Clairvest ownership stake and the purchase, on the same terms, of additional units held by High Plaines and Casino Investors, the Company will acquire, at the closing of the Sale Transaction, approximately 42% of Midwest Gaming for aggregate cash consideration of approximately $407.0 million. As a result of the Recapitalization, the Company's ownership of Midwest Gaming will increase to approximately 62%.
The Transactions are dependent on usual and customary closing conditions, including securing approval from the Illinois Gaming Board. The Transactions are expected to close in the first half of 2019.
Stock Split
On October 31, 2018, the Company announced a three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. The additional shares resulting from the Stock Split were distributed on January 25, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes in Part II. Item 8. Financial Statements and Supplementary Data have been retroactively adjusted to reflect the effects of the Stock Split.
Key Indicators to Evaluate Business Results and Financial Condition
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include changes in net revenue, operating expense, operating income, earnings per share, outstanding debt balance, operating cash flow and capital spend.
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
In the fourth quarter of 2018, we changed our TwinSpires segment name to Online Wagering as we continue to expand our online sports betting and iGaming platforms. Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our Online Wagering segment. The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying consolidated statements of comprehensive income. Accordingly, the prior year amounts were reclassified to conform to this presentation.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.

Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;

•	Calder Racing exit costs; and

•	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Gain on Calder land sale;

•	Loss on extinguishment of debt;

•	Pre-opening expenses; and

•	Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the consolidated statements of comprehensive income. See the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Business Highlights
In 2018, we delivered another year of strong performance while positioning the Company for long-term sustainable value creation.

•	We delivered strong growth in revenue and net income, diluted EPS, and Adjusted EBITDA.

◦	Net revenue grew 14.3% to $1,009.0 million;

◦	Net income from continuing operations grew from $122.4 million in 2017 to $182.6 million in 2018;

◦	Diluted net income per share from continuing operations grew from $2.55 in 2017 to $4.39 in 2018; and

◦	Adjusted EBITDA grew 14.9% to $328.8 million.

•
Churchill Downs set all-time wagering records from all sources handle for Derby Week, The Kentucky Oaks Day, The Kentucky Derby Day, and The Kentucky Derby Race. We completed two capital projects during 2018 reflecting our commitment to grow this iconic event, to expand the Kentucky Derby capacity and pricing, and to enhance customer experiences.

•	Our TwinSpires handle grew to $1.4 billion, up 8.3% compared to 2017 as we outpaced the industry growth by 5.0 percentage points.

•
Our wholly-owned Casino properties delivered strong organic growth from successful marketing and promotional activities. On August 31, 2018, we completed the Ocean Downs/Saratoga Transaction, which resulted in 100% ownership of Ocean Downs.

•
We opened the first HRM facility in Louisville, Kentucky in September 2018, with 900 machines. We were awarded a license for Oak Grove, Kentucky as part of our joint venture with Keeneland to construct an estimated $150 million facility, featuring up to 1,500 HRMs, a 125-room hotel, and a 1,200-person capacity grandstand.

•
We announced the agreement to purchase Presque Isle in Erie, Pennsylvania and closed the transaction on January 11, 2019. We announced the agreement to acquire certain assets and assume the rights and obligations to operate the Lady Luck Nemacolin in Farmington, Pennsylvania, which we expect to close in the first half of 2019.

•
We announced an agreement to acquire certain ownership interests in Midwest Gaming, the parent company of Rivers Casino Des Plaines in Chicago, Illinois. After aggregate cash consideration of approximately $407.0 million and completion of the Recapitalization, we anticipate owning approximately 62% of Midwest Gaming upon consummation of the Transactions, which is expected to occur in the first half of 2019.

•
We launched our retail BetAmerica Sportsbook at our two Mississippi casino properties in August 2018 and we launched our online BetAmerica Sportsbook and BetAmerica Casino platform in New Jersey in February 2019. On February 6, 2019, we received approval to open a retail and online BetAmerica Sportsbook in Pennsylvania and are planning to launch our retail BetAmerica Sportsbook at our Presque Isle facility after additional approvals are obtained, including licensing for the related equipment and software providers.

•	On January 9, 2018, the Company completed the Big Fish Transaction for aggregate cash consideration of $990.0 million.

•	On February 12, 2018, the Company completed a "modified Dutch Auction" tender offer and repurchased $500.0 million of the Company's shares with a portion of our proceeds from the Big Fish Transaction.

•
On October 30, 2018, the Board of Directors authorized a new common stock repurchase program of up to $300.0 million which replaced the prior $250.0 million program, and a three-for-one stock split of the Company's common stock with a proportionate increase in the number of our authorized shares of common stock effective on January 25, 2019.

As we look to 2019 and beyond, we remain committed to delivering strong financial results and long-term sustainable growth for our shareholders. We have strong cash flow and a solid balance sheet that supports organic growth as well as other strategic acquisitions and investment opportunities that will create long-term value for our shareholders.
Our Operations
We manage our operations through five segments: Racing, Online Wagering, Casino, Other Investments and Corporate. In the fourth quarter of 2018, we changed our TwinSpires segment name to Online Wagering as we continue to expand our online sports betting and iGaming platforms. As a result of the Big Fish Transaction, our Big Fish Games segment is now included as a discontinued operation.
Refer to Item 1. Business for more information on our operating segments and a description of our competition and government regulations and potential legislative changes that affect our business.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,			'18 vs. '17 Change	'17 vs. '16 Change
(in millions)	2018	2017	2016
Net revenue	$1,009.0	$882.6	$822.4	$126.4	$60.2
Operating income	188.8	145.7	172.5	43.1	(26.8)
Operating income margin	18.7%	16.5%	21.0%
Net income from continuing operations	182.6	122.4	96.7	60.2	25.7
Net income	352.8	140.5	108.1	212.3	32.4
Adjusted EBITDA	328.8	286.2	252.3	42.6	33.9
Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

•
Our net revenue increased $126.4 million driven by a $60.7 million increase from Casino primarily due to the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018 and from successful marketing and promotional activities at our properties, a $34.6 million increase from our Online Wagering segment due to an increase in handle, a $17.0 million increase from Racing primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, and a $14.1 million increase in Other Investments primarily due to the opening of Derby City Gaming in September 2018.

•
Our operating income increased $43.1 million driven by a $23.9 million increase from Casino primarily driven by the increase in net revenue, a $21.7 million increase from a 2017 impairment of our iGaming and intangible assets associated with our Online Wagering segment and Arlington that did not recur in 2018, an $8.7 million increase from our Online Wagering segment due to an increase in handle, and a $4.6 million increase in Racing primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle. Partially offsetting these increases were an $8.0 million increase in transaction expense, net primarily due to the termination fee relating to the Termination Agreement and Lady Luck Nemacolin Transaction and other acquisition-related expenses, a $7.4 million increase in selling, general and administrative expense primarily driven by an increase in salaries and associated benefits and stock-based compensation, and a $0.4 million increase in other expenses.

•
Our net income from continuing operations increased $60.2 million in 2018 as compared to 2017. Approximately $32.6 million of the increase related to the net effect of the following items that impacted comparability: (1) a $42.3 million after tax gain on the Ocean Downs/Saratoga Transaction; (2) $26.5 million of non-cash after-tax asset impairments and loss on extinguishment of debt in 2017 that did not recur in 2018; (3) $57.7 million provisional tax benefit recorded in the fourth quarter of 2017 related to the re-measurement of our net deferred tax liabilities associated with the Tax Act which did not recur in 2018; (4) a $27.0 million income tax benefit in 2018 as a result of the Tax Act which reduced the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018; and (5) a $5.5 million after-tax decrease primarily related to higher transaction expenses and pre-opening costs in 2018 related to Derby City Gaming. The remaining $27.6 million of the increase in net income from continuing operations was primarily due to a $21.8 million increase driven by after-tax income from our operating segments and after-tax equity in income of our unconsolidated affiliates; and a $5.8 million after-tax decrease in interest expense associated with lower outstanding debt balances.

•
Our net income increased $212.3 million due to a $60.2 million increase in net income from continuing operations discussed above and a $152.1 million increase in net income from discontinued operations. The increase in net income from discontinued operations was due to a $168.3 million after tax gain on the Big Fish Transaction ($219.5 million pre-tax), partially offset by a $16.2 million decrease in Big Fish Games net income.

•
Our Adjusted EBITDA increased $42.6 million driven by a $23.5 million increase from Casino primarily driven by strong performances of our wholly-owned Casino properties, a $7.9 million increase from Racing primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle, a $8.4 million increase at our Online Wagering segment driven by the increase in handle, a $1.6 million increase from Other Investments primarily due to the opening of Derby City Gaming in September 2018, and a $1.2 million increase in Corporate due to additional allocation of costs to our segments from Corporate.

Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

•
Our net revenue increased $60.2 million driven by a $34.0 million increase from our Online Wagering segment due to a 16.9% increase in handle, a $17.7 million increase from Casino due to successful marketing and promotional activities, a $6.2 million increase in Racing primarily due to a strong Kentucky Derby and Oaks week performance, and a $2.3 million increase from Other Investments.

•
Our operating income decreased $26.8 million driven by a $23.7 million gain on Calder land sale in 2016 that did not recur in 2017, a $21.7 million impairment of our iGaming and intangible assets associated with our Online Wagering segment and Arlington recorded in the fourth quarter of 2017, a $3.7 million increase in selling, general and administrative expense primarily driven by an increase in salaries and associated benefits and stock-based compensation, a $2.1 million increase in other expenses primarily due to the elimination of our Bluff contingent liability in 2016 that did not recur in 2017, and a $0.2 million increase in other sources. Partially offsetting these decreases in operating income were an $11.7 million increase from our Casino segment performance, a $10.5 million increase at our Online Wagering segment driven by an increase in handle growth, a $1.4 million increase from Racing, and a $1.0 million increase from Other Investments.

•
Our net income from continuing operations increased $25.7 million in 2017 as compared to 2016. Approximately $12.9 million of the increase related to the net effect of the following items that impacted comparability: (1) a $57.7 million provisional tax benefit recorded in the fourth quarter of 2017 related the re-measurement of our net deferred tax liabilities associated with the Tax Act, which was partially offset by (2) $26.5 million of non-cash after-tax asset impairments and loss on extinguishment of debt in the fourth quarter of 2017 that did not occur in 2016, (3) a $14.8 million after-tax gain on Calder land sale in 2016 that did not recur in 2017, and (4) a $3.5 million after-tax increase in other expenses due to increased transaction expenses and the elimination of our Bluff contingent liability in 2016 that did not recur in 2017. The remaining $12.8 million of the increase in net income from operations was primarily due to a $16.3 million increase driven by after-tax income from our operating segments and after-tax equity in income from our unconsolidated affiliates, partially offset by a $3.5 million after-tax increase in interest expense associated with higher outstanding debt balances.

•
Our net income increased $32.4 million due to a $25.7 million increase related to net income from continuing operations discussed above and a $6.7 million increase in net income from discontinued operations related to Big Fish Games.

•
Our Adjusted EBITDA increased $33.9 million driven by a $20.2 million increase in Casino due to our unconsolidated investments and organic growth at certain properties, an $8.2 million increase from our Online Wagering segment due to an increase in handle, a $4.8 million increase from Racing due to a strong Kentucky Derby and Oaks week performance, and a $1.0 million increase from Other Investments. Partially offsetting these increases was a $0.3 million decrease from Corporate.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our operating segments, including intercompany revenue:

	Years Ended December 31,			'18 vs. '17 Change	'17 vs. '16 Change
(in millions)	2018	2017	2016
Racing:
Churchill Downs	$193.7	$172.7	$165.2	$21.0	$7.5
Arlington	61.7	63.5	60.8	(1.8)	2.7
Fair Grounds	37.4	37.9	39.5	(0.5)	(1.6)
Calder Racing	2.6	2.5	2.6	0.1	(0.1)
Total Racing	295.4	276.6	268.1	18.8	8.5
Online Wagering	291.5	256.7	222.9	34.8	33.8
Casino:
Oxford	102.0	90.8	84.6	11.2	6.2
Calder	96.1	85.4	79.1	10.7	6.3
Fair Grounds Slots and VSI	81.9	74.8	73.8	7.1	1.0
Riverwalk	54.5	48.2	46.1	6.3	2.1
Harlow's	50.2	50.0	48.4	0.2	1.6
Ocean Downs	25.9	—	—	25.9	—
Saratoga	0.6	1.3	0.8	(0.7)	0.5
Total Casino	411.2	350.5	332.8	60.7	17.7
Other Investments	37.8	23.7	20.8	14.1	2.9
Corporate	—	—	—	—	—
Eliminations	(26.9)	(24.9)	(22.2)	(2.0)	(2.7)
Net Revenue	$1,009.0	$882.6	$822.4	$126.4	$60.2
Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

•
Racing revenue increased $18.8 million driven by a $21.0 million increase at Churchill Downs primarily due to a successful Kentucky Derby and Oaks week performance. Partially offsetting this increase were a $1.8 million decrease at Arlington primarily due to lower meet attendance as a result of inclement weather and a $0.4 million decrease from other sources.

•
Online Wagering revenue increased $34.8 million primarily due to handle growth of 8.3% and the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), which resulted in modifications between the classification of net revenue and marketing and content operating expenses.

•
Casino revenue increased $60.7 million driven by a $25.9 million increase due to consolidating Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018; an $11.2 million increase at Oxford due to the hotel and expanded gaming floor which opened in December 2017; a $10.7 million increase at Calder due to capital improvements and the temporary closure of a competitor due to Hurricane Irma which re-opened during the second quarter of 2018; a $7.1 million increase at our Louisiana properties, and a $6.3 million increase at Riverwalk, both of which resulted from successful promotional activities; and a $0.2 million increase from Harlow's. Partially offsetting these increases was a $0.7 million decrease from Saratoga due to the Ocean Downs/Saratoga Transaction, which resulted in us having no further equity interest or management involvement in Saratoga New York or Saratoga Colorado effective August 31, 2018.

•	Other Investments revenue increased $14.1 million primarily due to the opening of Derby City Gaming in September 2018.
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

•	Online Wagering revenue increased $33.8 million primarily due to handle growth of $185.7 million, or 16.9%.

•
Casino revenue increased $17.7 million driven by a $6.3 million increase in Calder, a $6.2 million increase at Oxford, a $2.1 million increase at Riverwalk, a $1.6 million increase at Harlow's, a $1.0 million increase at our Louisiana properties, and a $0.5 million increase from other sources, all of which resulted from successful marketing and promotional activities.

•	Other Investments revenue increased $2.9 million due to increased equipment sales and higher totalisator fees from new customers at United Tote.

Additional Statistical Data by Segment
The following tables provide additional statistical data for our segments:
Racing and Online Wagering (1)

	Years Ended December 31,
($ in millions)	2018	2017	2016
Racing
Churchill Downs
Total handle	$652.2	$614.9	$593.7
Net pari-mutuel revenue	$67.6	$63.1	$61.5
Commission %	10.4%	10.3%	10.4%
Arlington
Total handle	$380.7	$385.3	$375.2
Net pari-mutuel revenue	$48.6	$49.9	$48.2
Commission %	12.8%	13.0%	12.8%
Fair Grounds
Total handle	$276.3	$274.5	$289.5
Net pari-mutuel revenue	$27.8	$28.1	$29.3
Commission %	10.1%	10.2%	10.1%
Total Racing
Total handle	$1,309.2	$1,274.7	$1,258.4
Net pari-mutuel revenue	$144.0	$141.1	$139.0
Commission %	11.0%	11.1%	11.0%
Online Wagering
Total handle	$1,389.6	$1,282.6	$1,096.9
Net pari-mutuel revenue	$252.9	$234.8	$201.8
Commission %	18.2%	18.3%	18.4%
Eliminations (2)
Total handle	$(170.2)	$(148.8)	$(128.4)
Net pari-mutuel revenue	$(20.8)	$(18.8)	$(16.6)
Total
Handle	$2,528.6	$2,408.5	$2,226.9
Net pari-mutuel revenue	$376.1	$357.1	$324.2
Commission %	14.9%	14.8%	14.6%

(1)	Total handle and net pari-mutuel revenue generated by Velocity are not included in total handle and net pari-mutuel revenue from Online Wagering.

(2)	Eliminations include the elimination of intersegment transactions.

Casino Activity
Certain key operating statistics specific to the gaming industry are included in our statistical data for our Casino segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered for the period cited. Net gaming revenue includes slot, VLT, table games, and sports wagering revenue, and is net of customer freeplay; however, it excludes other ancillary property revenue such as food and beverage, ATM, hotel and other miscellaneous revenue.

	Years Ended December 31,
(in millions)	2018	2017	2016
Oxford
Slot handle	$969.6	$828.2	$774.0
Net slot revenue	77.7	68.9	64.9
Net gaming revenue	95.1	86.3	80.4
Calder
Slot handle	$1,368.3	$1,191.7	$1,044.7
Net slot revenue	92.0	81.8	75.8
Net gaming revenue	91.9	81.7	75.7
Fair Grounds Slots and VSI(1)
Slot handle	$426.6	$411.4	$405.5
Net slot revenue	36.9	35.5	35.8
Net gaming revenue	80.6	73.6	72.5
Riverwalk
Slot handle	$672.0	$616.2	$485.6
Net slot revenue	45.2	41.1	38.7
Net gaming revenue	51.9	46.0	43.7
Harlow’s
Slot handle	$585.6	$553.3	$535.1
Net slot revenue	44.0	43.5	42.0
Net gaming revenue	47.7	47.3	45.7
Ocean Downs(2)
Slot handle	$249.5	$—	$—
Net slot revenue	21.5	—	—
Net gaming revenue	24.3	—	—

Total net gaming revenue	$391.5	$334.9	$318.0

(1)	Fair Grounds Slots and VSI does not include video poker in reported slot handle and net slot revenue. Net gaming revenue does include video poker.

(2)
On August 31, 2018, we completed the Ocean Downs/Saratoga Transaction. The activity for Ocean Downs Casino represents the results from the date of consolidation through December 31, 2018. Ocean Downs slot handle and net slot revenue includes VLT.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,			'18 vs. '17 Change	'17 vs. '16 Change
(in millions)	2018	2017	2016

Taxes & purses	$226.7	$197.1	$186.7	$29.6	$10.4
Content expense	142.1	117.8	103.0	24.3	14.8
Salaries & benefits	127.5	116.8	112.0	10.7	4.8
Selling, general and administrative expense	90.5	83.1	79.4	7.4	3.7
Depreciation and amortization	63.6	56.0	58.4	7.6	(2.4)
Marketing & advertising expense	28.8	24.8	23.1	4.0	1.7
Transaction expense, net	10.3	2.3	0.2	8.0	2.1
Impairment of tangible and other intangible assets	—	21.7	—	(21.7)	21.7
Calder land sale	—	—	(23.7)	—	23.7
Other operating expense	130.7	117.3	110.8	13.4	6.5
Total expense	$820.2	$736.9	$649.9	$83.3	$87.0
Percent of revenue	81%	83%	79%
Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $29.6 million due to a $20.5 million increase generated by our Casino segment associated with an increase in slot handle and the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018, and a $9.1 million increase in purses and taxes primarily related to our new Derby City Gaming facility which opened in September 2018.

•
Content expense increased $24.3 million driven by the increase in our Online Wagering handle, the adoption of ASC 606 which resulted in modifications between the classification of net revenue and content expense, and an increase in host fees for certain jurisdictions.

•
Salaries and benefits expense increased $10.7 million driven by a $3.5 million increase related to the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018, a $2.8 million increase associated with the opening of Derby City Gaming in September 2018, and $4.4 million primarily driven by additional personnel cost and related benefits primarily at our Churchill Downs and Oxford properties.

•
Selling, general and administrative expense increased $7.4 million driven primarily by a $4.6 million increase associated with the opening of Derby City Gaming in September 2018, a $1.6 million increase related to the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018, and a $1.5 million increase in stock-based compensation expense. Partially offsetting these increases was a decrease of $0.3 million from other sources.

•
Depreciation and amortization expense increased $7.6 million driven by additional capital expenditures placed in service for Churchill Downs, the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018, and the opening of the Derby City Gaming facility and related capital assets being placed into service during the year.

•
Marketing and advertising expense increased $4.0 million primarily from a $1.9 million increase at Churchill Downs associated with the Kentucky Derby and Oaks week, a $1.6 million increase associated with the opening of Derby City Gaming in September 2018, and a $0.7 million increase related to the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018. Marketing and advertising expense was also impacted by the adoption of ASC 606, which resulted in modifications between the classification of net revenue and marketing expense and accounted for a $2.1 million decrease for our Online Wagering segment, partially offset by a $1.9 million increase at our Louisiana properties.

•
Transaction expense, net increased $8.0 million primarily due to the payment of the termination fee of $5.0 million pursuant to the Termination Agreement in connection with the Lady Luck Nemacolin Transaction and other transaction expenses.

•
Impairment of tangible and intangible assets decreased $21.7 million due to a $13.7 million non-cash impairment charge related to certain iGaming assets, a $4.7 million non-cash impairment charge related to our Bluff trademark, and a $3.3 million non-cash impairment charge related to our Illinois Horseracing Equity Trust, all of which occurred in 2017, and did not recur in 2018.

•
Other operating expense includes maintenance, utilities, food and beverage costs, property taxes and insurance and other operating expenses. Other operating expense increased $13.4 million driven by a $4.1 million increase in maintenance and other expenses primarily at Churchill Downs, a $3.2 million increase from the Derby City Gaming opening in September 2018, a $2.1 million increase in the Online Wagering segment driven by the increase in net revenue, a $2.2 million increase from the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018, and a $1.8 million increase from other sources.

Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $10.4 million driven by a $5.2 million increase in taxes for our Casino segment associated with an increase in slot handle, a $3.1 million increase in TwinSpires pari-mutuel taxes in our Online Wagering segment due to the increase in handle and a $2.1 million increase from other sources.

•	Content expense increased $14.8 million driven by the 16.9% increase in TwinSpires handle growth in our Online Wagering segment.

•	Salaries and benefits expense increased $4.8 million primarily driven by additional personnel cost and related benefits.

•
Selling, general and administrative expense increased $3.7 million driven primarily by a $2.7 million increase in stock-based compensation expense and a $2.5 million increase from other sources. Partially offsetting these increases was a $1.5 million decrease associated with 2016 expense from potential federal tax penalties from untimely submission of informational returns which did not recur in 2017.

•	Depreciation and amortization expense decreased $2.4 million driven primarily by a decrease at Harlow's associated with fully amortized intangible assets.

•	Marketing and advertising expense increased $1.7 million driven by increased TwinSpires marketing spend in our Online Wagering segment associated with an increase in handle.

•
Transaction expense, net increased $2.1 million driven by a $2.3 million benefit recognized in 2016 related to the elimination of a contingent liability established in 2012 for the acquisition of Bluff and a $1.5 million increase relating to our acquisition of BetAmerica in April 2017. Partially offsetting these increases was a $1.7 million decrease in Calder Racing exit costs driven by lower costs associated with the grandstand demolition.

•
Impairment of tangible and intangible assets increased $21.7 million driven by a $13.7 million non-cash impairment charge related to certain iGaming assets, a $4.7 million non-cash impairment charge related to our Bluff trademark, and a $3.3 million non-cash impairment charge related to our Illinois Horseracing Equity Trust.

•	Calder land sale decreased $23.7 million from the 2016 sale of 61 acres of excess land at Calder, which represented proceeds of $25.6 million less the book value of $1.9 million.

•
Other operating expense includes utilities, maintenance, food and beverage costs, property taxes and insurance and other operating expense. Other operating expense increased $6.5 million primarily driven by a $2.2 million increase in Online Wagering processing expense related to handle growth, a $1.6 million increase in insurance and property taxes, a $0.7 million increase in utilities, and a $2.0 million increase related to other expenses.

Corporate Allocated Expense
The table below presents Corporate allocated expense included in the Adjusted EBITDA of each of the operating segments, excluding corporate stock-based compensation:

	Years Ended December 31,			'18 vs. '17 Change	'17 vs. '16 Change
(in millions)	2018	2017	2016
Racing	$(7.0)	$(6.1)	$(6.0)	$(0.9)	$(0.1)
Online Wagering	(6.2)	(5.5)	(5.4)	(0.7)	(0.1)
Casino	(9.3)	(7.5)	(6.9)	(1.8)	(0.6)
Other Investments	(2.4)	(1.5)	(1.6)	(0.9)	0.1
Corporate allocated expense	24.9	20.6	19.9	4.3	0.7
Total Corporate allocated expense	$—	$—	$—	$—	$—
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
The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying consolidated statements of comprehensive income. Accordingly, the prior year amounts were reclassified to conform to this presentation. Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our Online Wagering segment.

	Year Ended December 31,			'18 vs. '17 Change	'17 vs. '16 Change
(in millions)	2018	2017	2016
Racing	$92.4	$84.5	$79.7	$7.9	$4.8
Online Wagering	72.8	64.4	56.2	8.4	8.2
Casino	169.5	146.0	125.8	23.5	20.2
Other Investments	5.3	3.7	2.7	1.6	1.0
Corporate(a)	(11.2)	(12.4)	(12.1)	1.2	(0.3)
Adjusted EBITDA	$328.8	$286.2	$252.3	$42.6	$33.9
(a) The Corporate segment includes corporate and other certain expenses of $3.6 million in 2017 and $3.1 million in 2016 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction and the Big Fish Games segment reported as held for sale and discontinued operations in the accompanying consolidated financial statements and related notes.
Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

•
Racing Adjusted EBITDA increased $7.9 million due to a $9.3 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week driven by increased ticket sales and handle. This increase was partially offset by a $1.1 million decrease at Arlington primarily due to decreased net revenue from lower meet attendance as a result of inclement weather and a $0.3 million decrease from other sources.

•	Online Wagering Adjusted EBITDA increased $8.4 million driven by an 8.3% growth in handle.

•
Casino Adjusted EBITDA increased $23.5 million driven by a $23.1 million increase primarily from increases in net revenue from our wholly-owned Casino properties, including a $7.2 million increase at Ocean Downs, a $4.9 million increase at Riverwalk, a $4.8 million increase at Calder, a $3.2 million increase at Oxford, and a $2.2 million increase at our Louisiana properties. Harlow's also increased $0.8 million primarily due to favorable insurance reserve adjustments. Our equity investments contributed the remaining $0.4 million increase.

•	Other Investments increased $1.6 million driven primarily due to the opening of Derby City Gaming in September 2018.

•	Corporate increased $1.2 million due to an increase in our allocation of costs to our operating segments.

Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

•
Racing Adjusted EBITDA increased $4.8 million due to a $4.5 million increase at Churchill Downs primarily from a successful Kentucky Derby and Oaks week performance and a $1.7 million increase at Arlington driven by increased handle and admissions. Partially offsetting these increases were a $0.7 million decrease at Fair Grounds primarily from a contagious equine disease which quarantined horses causing limited fields and remediation expenses and a $0.7 million decrease from Calder Racing due to increased expenses.

•	Online Wagering Adjusted EBITDA increased $8.2 million driven by handle growth of 16.9%.

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

•	Other Investments increased $1.0 million driven primarily by incremental international equipment sales and higher totalisator fees from new customers of United Tote.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Years Ended December 31,			'18 vs. '17 Change	'17 vs. '16 Change
(in millions)	2018	2017	2016
Comprehensive income	$353.2	$140.4	$107.5	$212.8	$32.9
Foreign currency translation, net of tax	(0.6)	0.1	(0.2)	(0.7)	0.3
Net change in pension benefits, net of tax	0.2	—	0.8	0.2	(0.8)
Net income	352.8	140.5	108.1	212.3	32.4
Income from discontinued operations, net of tax	(170.2)	(18.1)	(11.4)	(152.1)	(6.7)
Income from continuing operations, net of tax	182.6	122.4	96.7	60.2	25.7
Additions:
Depreciation and amortization	63.6	56.0	58.4	7.6	(2.4)
Interest expense	40.1	49.3	43.7	(9.2)	5.6
Loss on extinguishment of debt	—	20.7	—	(20.7)	20.7
Income tax provision (benefit)	51.3	(19.9)	50.7	71.2	(70.6)
EBITDA	$337.6	$228.5	$249.5	$109.1	$(21.0)

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$17.7	$16.0	$13.3	$1.7	$2.7
Other, net	(0.6)	0.5	2.5	(1.1)	(2.0)
Pre-opening expense	4.8	0.5	—	4.3	0.5
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	13.9	16.7	10.0	(2.8)	6.7
Other charges and recoveries, net	—	—	0.5	—	(0.5)
Gain on Ocean Downs/Saratoga transaction	(54.9)	—	—	(54.9)	—
Transaction expense, net	10.3	2.3	0.2	8.0	2.1
Impairment of tangible and other intangible assets	—	21.7	—	(21.7)	21.7
Gain on Calder land sale	—	—	(23.7)	—	23.7
Total adjustments to EBITDA	(8.8)	57.7	2.8	(66.5)	54.9
Adjusted EBITDA	$328.8	$286.2	$252.3	$42.6	$33.9
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		'18 vs. '17 Change
(in millions)	2018	2017
Total assets	$1,725.2	$2,359.4	$(634.2)
Total liabilities	1,251.9	1,719.1	(467.2)
Total shareholders’ equity	473.3	640.3	(167.0)

•
Total assets decreased $634.2 million driven by an $823.4 million decrease in long-term assets of discontinued operations held for sale and a $69.1 million decrease in current assets of discontinued operations held for sale due to the Big Fish Transaction, a $63.2 million decrease in investment in and advances to unconsolidated affiliates primarily due to the Ocean Downs/Saratoga Transaction, a $20.8 million decrease in accounts receivable, net primarily due to the adoption of ASC 606, and an $18.6 million decrease in income tax receivable due to timing of payments. Partially offsetting these decreases were a $149.5 million increase in property and equipment, net due to the Ocean Downs/Saratoga Transaction and our capital project and maintenance expenditures partially offset by an increase in depreciation expense, a $94.6 million increase in other intangible assets primarily due to the Ocean Downs/Saratoga Transaction, an $81.6

million increase in cash and cash equivalents primarily due to the net proceeds received from the Big Fish Transaction partially offset by repurchases of common stock, a $20.4 million increase in goodwill due to the Ocean Downs/Saratoga Transaction, and a $14.8 million increase in all other assets.

•
Total liabilities decreased $467.2 million driven by a $245.6 million decrease in long-term debt primarily due to the paydown on the Revolver (as defined below) from the Big Fish Transaction proceeds in January 2018, a $188.2 million decrease in current liabilities of discontinued operations held for sale and a $54.8 million decrease in non-current liabilities of discontinued operations held for sale due to the Big Fish Transaction, and a $23.0 million decrease in current deferred revenue primarily due to the adoption of ASC 606. Partially offsetting these decreases were a $37.6 million increase in deferred income taxes primarily due to the Ocean Downs/Saratoga Transaction, and a $6.8 million increase in all other liabilities.

•
Total shareholders’ equity decreased $167.0 million driven by $549.5 million in repurchases of common stock and $23.0 million from our annual dividend declared in December 2018. Partially offsetting these decreases were $352.8 million in current year net income, a $29.7 million increase as a result of the adoption of ASC 606, $21.1 million in stock-based compensation, and a $1.9 million increase in other equity components.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,			'18 vs. '17 Change	'17 vs. '16 Change
(in millions)	2018	2017	2016
Cash Flows from:
Operating activities	$197.8	$215.1	$231.4	$(17.3)	$(16.3)
Investing activities	824.1	(153.6)	(50.7)	977.7	(102.9)
Financing activities	(933.3)	(59.5)	(201.9)	(873.8)	142.4
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
Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

•
Cash provided by operating activities decreased $17.3 million driven by a $65.6 million decrease related to the loss of Big Fish Games operating income and other related operating cash flows due to the Big Fish Games Transaction.  Partially offsetting this decrease was a $27.3 million decrease in cash paid for income taxes due to timing, a $16.4 million decrease in cash paid for interest as a result of lower outstanding debt balances and the timing of interest payments on our 2028 Senior Notes (as defined below), and $4.6 million of increased cash provided by operating activities from continuing operations. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
Cash provided by investing activities increased $977.7 million driven by a $970.7 million increase in proceeds from the Big Fish Transaction, a $37.3 million increase from our acquisition of businesses primarily driven by the BetAmerica acquisition in April 2017 and the Ocean Downs/Saratoga Transaction in August 2018, and a $24.0 million decrease in equity investment due to Ocean Downs in January 2017 that did not recur in 2018. Partially offsetting these increases were an increase in capital project expenditures of $36.2 million primarily related to projects at Churchill Downs, a $13.6 million decrease in receivable from escrow, and $4.5 million decrease in other investing activities.

•
Cash used in financing activities increased $873.8 million primarily driven by a $460.6 million increase in net repayments under our long-term debt obligations, a $356.1 million increase in share repurchases, a $54.7 million increase from the repayment of Ocean Downs debt as a result of the Ocean Downs/Saratoga Transaction, a $26.4 million increase in Big Fish Games earnout and deferred payments, and a $5.7 million increase from other financing activities. Partially offsetting these increases were a $16.1 million call premium in 2017 for the 2021 Senior Notes (as defined below) which did not recur in 2018, and a decrease of $13.6 million in debt issuance costs.

Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

•
Cash provided by operating activities decreased $16.3 million driven by a $28.0 million increase to income tax receivable related to estimated payments in 2017, a $15.1 million increase in accounts receivable primarily driven by Big Fish Games platform fees and a $14.0 million increase in other operating activities. Partially offsetting these decreases were a $23.5 million decrease in gain on sale of assets from the Calder land sale in 2016 and a $17.3 million decrease in Big Fish Games earnout payments.

•
Cash used in investing activities increased $102.9 million driven by $59.8 million in higher capital project expenditures primarily related to projects at Churchill Downs and the hotel at Oxford, a $16.0 million increase in equity investment due to Ocean Downs, a $24.2 million increase for the acquisition of BetAmerica, and a $2.9 million increase from other investing activities.

•
Cash used in financing activities decreased $142.4 million primarily driven by a $256.5 million decrease in the use of cash for the Big Fish Games earnout and deferred payments, and a $75.9 million increase in net borrowings under long-term debt obligations. Partially offsetting these decreases were a $151.9 million increase in stock repurchases, a $16.1 increase related to the call premium on the redemption of our 2021 Senior Notes (as defined below), a $13.0 million increase in debt issuance costs, and a $9.0 million increase from other financing activities.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		'18 vs. '17 Change
(in millions)	2018	2017
2017 Credit Agreement:
Term Loan B due 2024	$396.0	$400.0	$(4.0)
Revolving Credit Facility	—	239.0	(239.0)
Swing line of credit	—	3.0	(3.0)
Total 2017 Credit Agreement	396.0	642.0	(246.0)
2028 Senior Notes	500.0	500.0	—
Total debt	896.0	1,142.0	(246.0)
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	892.0	1,138.0	(246.0)
Bond premium and debt issuance costs, net	(11.7)	(12.8)	1.1
Net debt	$880.3	$1,125.2	$(244.9)
2017 Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (the "2017 Credit Agreement") with a syndicate of lenders. The 2017 Credit Agreement replaced our 2014 senior secured credit agreement (the "2014 Credit Agreement"). The 2017 Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2022 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. We had $693.1 million of available borrowing capacity, after consideration of $6.9 million in outstanding letters of credit, under the Revolver as of December 31, 2018. The 2017 Credit Amendment is secured by substantially all assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's consolidated total net leverage ratio and the Term Loan B bears interest at LIBOR plus 200 basis points.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and the maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at December 31, 2018. At December 31, 2018, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	8.1 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.7 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended December 31, 2018, the Company's commitment fee rate was 0.20%.
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
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the 2028 Senior Notes and the 2017 Credit Agreement to repay the remaining outstanding amount of our 2021 Senior Notes (as defined below). In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date the Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. In addition, at any time prior to January 15, 2021, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price equal to 104.75% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2028 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
2021 Senior Notes
Our $600.0 million 5.375% Senior Unsecured Notes (the "2021 Senior Notes") were comprised of 5.375% Senior Unsecured Notes that were scheduled to mature on December 15, 2021. The 2021 Senior Notes were issued in an initial offering of $300.0 million in aggregate principal amount at par, completed on December 16, 2013, and an additional offering of $300.0 million in aggregate principal amount at 101%, completed on December 16, 2015. Interest on the 2021 Senior Notes was payable on June 15th and December 15th of each year.
The Company used the proceeds from the 2017 Credit Agreement and the 2028 Senior Notes to repay the 2021 Senior Notes and to pay related fees and expenses. The 2021 Senior Notes were redeemed at a price equal to the principal amount thereof and the applicable "make-whole" premium, $16.1 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of comprehensive income. In conjunction with the redemption of the 2021 Senior Notes, the Company wrote off $6.3 million of deferred financing costs and incurred a benefit of $2.0 million related to the bond premium, both of which are included in loss on extinguishment of debt in the accompanying consolidated statements of comprehensive income.
Contractual Obligations
Our commitments to make future payments as of December 31, 2018, are estimated as follows:

(in millions)	2019	2020-2021	2022-2023	Thereafter	Total
Dividends	$22.5	$—	$—	$—	$22.5
Term Loan B	4.0	8.0	8.0	376.0	396.0
Interest on Term Loan B (1)	18.1	35.7	35.0	17.1	105.9
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2028 Senior Notes	23.8	47.5	47.5	106.9	225.7
Operating leases	5.0	8.3	6.1	11.2	30.6
Total	$73.4	$99.5	$96.6	$1,011.2	$1,280.7

(1)
Interest includes the estimated contractual payments under our 2017 Credit Facility assuming no change in the weighted average borrowing rate of 4.53%, which was the rate in place as of December 31, 2018.

As of December 31, 2018, we had approximately $2.8 million of unrecognized tax benefits.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with GAAP. The preparation of our consolidated financial statements and accompanying notes may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Our critical accounting policies and estimates involving significant judgments and estimates are:

•	goodwill and indefinite-lived intangible assets; and

•	property and equipment.
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 2 to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Goodwill and indefinite-lived intangible assets
Assets and liabilities, including goodwill and indefinite-lived intangible assets, of acquired businesses are recognized under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Our indefinite-live intangible assets primarily consist of gaming rights and trademarks. Gaming rights and trademarks are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trademarks indefinitely, and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. The fair values of gaming rights are generally determined using the Greenfield method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/

or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses and start-up costs of the acquired business are the primary assumptions and estimates used in these valuations. The fair values of trademarks are generally determined using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the trademarks.
We perform an annual review for impairment of goodwill and indefinite-lived intangible assets on April 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability.
Goodwill and intangible-lived assets can or may be required to be tested using a two-step impairment test. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate and the impact of strategic decisions. If any of these factors were to materially change, such change may require a reevaluation of our goodwill. Changes in estimates or the application of alternative assumptions could produce significantly different results.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends; and

•	interest rate and credit risk.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At December 31, 2018, we had $396.0 million outstanding under our 2017 Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $3.1 million. As was announced in July 2017, LIBOR is anticipated to be phased out by the end of 2021. We are unable to predict the use of alternative reference rates and corresponding interest rate risk at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,

(in millions, except per common share data)	2018	2017	2016
Net revenue:
Racing	$274.3	$257.3	$251.1
Online Wagering	290.2	255.6	221.6
Casino	411.2	350.5	332.8
Other Investments	33.3	19.2	16.9
Total net revenue	1,009.0	882.6	822.4
Operating expense:
Racing	204.9	192.5	187.7
Online Wagering	196.1	170.2	146.7
Casino	284.1	247.3	241.3
Other Investments	32.2	17.8	16.5
Corporate	2.1	2.0	1.8
Selling, general and administrative expense	90.5	83.1	79.4
Impairment of tangible and other intangible assets	—	21.7	—
Gain on Calder land sale	—	—	(23.7)
Transaction expense, net	10.3	2.3	0.2
Total operating expense	820.2	736.9	649.9
Operating income	188.8	145.7	172.5
Other income (expense):
Interest expense, net	(40.1)	(49.3)	(43.7)
Loss on extinguishment of debt	—	(20.7)	—
Equity in income of unconsolidated investments	29.6	25.5	17.4
Gain on Ocean Downs/Saratoga transaction	54.9	—	—
Miscellaneous, net	0.7	1.3	1.2
Total other income (expense)	45.1	(43.2)	(25.1)
Income from continuing operations before provision for income taxes	233.9	102.5	147.4
Income tax (provision) benefit	(51.3)	19.9	(50.7)
Income from continuing operations, net of tax	182.6	122.4	96.7
Income from discontinued operations, net of tax	170.2	18.1	11.4
Net income	$352.8	$140.5	$108.1

Net income per common share data - basic:
Continuing operations	$4.42	$2.59	$1.94
Discontinued operations	$4.12	$0.38	$0.23
Net income per common share - basic	$8.54	$2.97	$2.17

Net income per common share data - diluted:
Continuing operations	$4.39	$2.55	$1.92
Discontinued operations	$4.09	$0.37	$0.22
Net income per common share - diluted	$8.48	$2.92	$2.14

Weighted average shares outstanding:
Basic	41.3	47.2	49.3
Diluted	41.6	48.0	50.5

Other comprehensive income (loss):
Foreign currency translation, net of tax	$0.6	$(0.1)	$0.2
Change in pension benefits, net of tax	(0.2)	—	(0.8)
Other comprehensive income (loss)	0.4	(0.1)	(0.6)
Comprehensive income	$353.2	$140.4	$107.5
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$133.3	$51.7
Restricted cash	40.0	31.2
Accounts receivable, net of allowance for doubtful accounts of $4.0 in 2018 and $3.6 in 2017	28.8	49.6
Income taxes receivable	17.0	35.6
Other current assets	22.4	18.9
Current assets of discontinued operations held for sale	—	69.1
Total current assets	241.5	256.1
Property and equipment, net	757.5	608.0
Investment in and advances to unconsolidated affiliates	108.1	171.3
Goodwill	338.0	317.6
Other intangible assets, net	264.0	169.4
Other assets	16.1	13.6
Long-term assets of discontinued operations held for sale	—	823.4
Total assets	$1,725.2	$2,359.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47.0	$54.1
Purses payable	15.8	12.5
Account wagering deposit liabilities	29.6	24.0
Accrued expense	89.8	75.8
Current deferred revenue	47.9	70.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	22.5	23.7
Current liabilities of discontinued operations held for sale	—	188.2
Total current liabilities	256.6	453.2
Long-term debt (net of current maturities and loan origination fees of $4.7 in 2018 and $5.1 in 2017)	387.3	632.9
Notes payable (net of debt issuance costs of $7.0 in 2018 and $7.7 in 2017)	493.0	492.3
Non-current deferred revenue	21.1	29.3
Deferred income taxes	78.2	40.6
Other liabilities	15.7	16.0
Non-current liabilities of discontinued operations held for sale	—	54.8
Total liabilities	1,251.9	1,719.1
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 40.4 shares issued and outstanding in 2018 and 46.2 in 2017	—	7.3
Retained earnings	474.2	634.3
Accumulated other comprehensive loss	(0.9)	(1.3)
Total shareholders' equity	473.3	640.3
Total liabilities and shareholders' equity	$1,725.2	$2,359.4
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2018, 2017 and 2016

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2015	49.8	$134.0	$483.8	$(0.6)	$617.2
Net income			108.1		108.1
Issuance of common stock	0.3	2.6			2.6
Repurchase of common stock	(0.8)	(39.0)			(39.0)
Issuance of restricted stock awards, net of forfeitures	0.2	—			—
Stock-based compensation		18.9			18.9
Cash dividends ($0.440 per share)			(22.2)		(22.2)
Foreign currency translation adjustment, net of ($0.1) tax				0.2	0.2
Change in pension benefits, net of ($0.5) tax				(0.8)	(0.8)
Balance, December 31, 2016	49.5	116.5	569.7	(1.2)	685.0
Net income			140.5		140.5
Issuance of common stock	0.1	2.1			2.1
Repurchase of common stock	(3.6)	(138.4)	(52.5)		(190.9)
Issuance of restricted stock awards, net of forfeitures	0.2	—			—
Stock-based compensation		27.1			27.1
Cash dividends ($0.507 per share)			(23.4)		(23.4)
Foreign currency translation adjustment, net of ($0.1) tax				(0.1)	(0.1)
Balance, December 31, 2017	46.2	7.3	634.3	(1.3)	640.3
Net income			352.8		352.8
Issuance of common stock	0.3	1.5			1.5
Repurchase of common stock	(6.2)	(29.9)	(519.6)		(549.5)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		21.1			21.1
Adoption of ASC 606			29.7		29.7
Cash dividends ($0.543 per share)			(23.0)		(23.0)
Foreign currency translation, net of ($0.1) tax				0.6	0.6
Change in pension benefits, net of ($0.1) tax				(0.2)	(0.2)
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$473.3
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31,

(in millions)	2018	2017	2016
Cash flows from operating activities:
Net income	$352.8	$140.5	$108.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.6	97.1	108.6
Earnings from equity investments, net	(29.6)	(25.5)	(17.4)
Distributed earnings from equity investments	19.8	18.0	15.6
Stock-based compensation	21.1	27.1	18.9
Deferred income taxes	36.5	(65.0)	35.4
Loss on impairment of assets	—	21.7	—
Loss on extinguishment of debt	—	20.7	—
Gain on Ocean Downs/Saratoga transaction	(54.9)	—	—
Loss (gain) on sale of assets	—	0.1	(23.6)
Gain on sale of Big Fish Games	(219.5)	—	—
Big Fish Games earnout and deferred payments	(4.4)	(2.4)	(21.7)
Game software development amortization	0.4	17.5	17.2
Other	2.8	1.7	2.0
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Game software development	(0.3)	(22.1)	(22.1)
Income taxes	13.8	(27.4)	(6.6)
Deferred revenue	(10.3)	17.2	17.9
Other assets and liabilities	6.0	(4.1)	(0.9)
Net cash provided by operating activities	197.8	215.1	231.4
Cash flows from investing activities:
Capital maintenance expenditures	(29.6)	(33.3)	(30.9)
Capital project expenditures	(119.8)	(83.6)	(23.8)
Acquisition of businesses, net of cash	13.1	(24.2)	—
Investment in joint ventures	—	(24.0)	(8.0)
Proceeds from sale of Big Fish Games	970.7	—	—
Proceeds from sale of assets	—	—	25.6
Receivable from escrow	—	13.6	(13.6)
Other	(10.3)	(2.1)	—
Net cash provided by (used in) investing activities	824.1	(153.6)	(50.7)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	135.0	2,050.4	727.1
Repayments of borrowings under long-term debt obligations	(381.0)	(1,835.8)	(588.4)
Payment of dividends	(23.7)	(21.5)	(19.1)
Repurchase of common stock	(547.0)	(190.9)	(39.0)
Common stock issued	1.5	2.1	2.2
Repayment of Ocean Downs debt	(54.7)	—	—
Big Fish Games earnout and deferred payments	(58.2)	(31.8)	(288.3)
Call premium on 2021 Senior Notes	—	(16.1)	—
Debt issuance costs	(0.8)	(14.4)	(1.4)
Other	(4.4)	(1.5)	5.0
Net cash used in financing activities	(933.3)	(59.5)	(201.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	88.6	2.0	(21.2)
Effect of exchange rate changes on cash	(0.8)	0.5	—
Cash, cash equivalents and restricted cash, beginning of year	85.5	83.0	104.2
Cash, cash equivalents and restricted cash, end of year	$173.3	$85.5	$83.0

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31.1	$47.5	$40.0
Income taxes	48.6	75.9	32.4

Schedule of non-cash investing and financing activities:
Dividends payable	$22.7	$23.7	$21.8
Property and equipment additions included in accounts payable and accrued expense	6.6	9.6	4.2
Repurchase of common stock in payment of income taxes on stock-based compensation included in accrued expense	2.5	1.3	6.4
Repurchase of treasury stock included in accrued expense	2.5	—	—
Acquisition of Ocean Downs, net of cash acquired	115.2	—	—
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, gaming and online entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate the largest legal online horseracing wagering platform in the U.S., through our TwinSpires business. We are a leader in brick-and-mortar casino gaming with approximately 9,500 gaming positions in seven states after our Presque Isle acquisition closed on January 11, 2019. In August 2018, we launched our retail BetAmerica Sportsbook at our two Mississippi casino properties and have announced plans to enter additional U.S. sports betting and iGaming markets. Derby City Gaming, the first historical racing machine ("HRM") facility in Louisville, Kentucky, was opened in September 2018 with 900 HRM machines. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Sale of Big Fish Games, Inc.
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. (the "Purchaser"), a Nevada corporation, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
The Big Fish Games segment and related Big Fish Transaction meet the criteria for held for sale and discontinued operation presentation. Accordingly, the consolidated statements of comprehensive income, consolidated balance sheets, and the notes to consolidated financial statements reflect the Big Fish Games segment as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The consolidated statements of cash flows includes both continuing and discontinued operations. Refer to Note 4, Discontinued Operations, for further information on the discontinued operations relating to the Big Fish Transaction.
Ocean Downs/Saratoga Transaction
On July 16, 2018, the Company announced its entry into a tax-efficient partial liquidation agreement (the "Liquidation Agreement") for the remaining 50% ownership of the Casino at Ocean Downs and Ocean Downs Racetrack located in Berlin, Maryland ("Ocean Downs") owned by Saratoga Casino Holdings LLC ("SCH") in exchange for the Company's 25% equity interest in SCH, which is the parent company of Saratoga Casino Hotel in Saratoga Springs, New York ("Saratoga New York") and Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga Colorado") (collectively, the "Ocean Downs/Saratoga Transaction"). On August 31, 2018, the Company closed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of Ocean Downs and having no further equity interest or management involvement in Saratoga New York or Saratoga Colorado.
As part of the Ocean Downs/Saratoga Transaction, Saratoga Harness Racing, Inc. ("SHRI") has agreed to grant the Company and its affiliates exclusive rights to operate online sports betting and iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI. Refer to Note 3, Acquisitions, for further information on the Ocean Downs/Saratoga Transaction.
Stock Split
On October 31, 2018, the Company announced a three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. The additional shares resulting from the Stock Split were distributed on January 25, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the Stock Split.
Operating Segments
We conduct our business through our operating segments and report our net revenue and operating expense associated with our operating segments in our accompanying consolidated statements of comprehensive income. In the fourth quarter of 2018, we changed our TwinSpires segment name to Online Wagering. Our operating segments are defined as follows:
Racing: primarily commissions earned on wagering at our racetracks, off-track betting facilities ("OTBs"), simulcast fees earned from other wagering sites, and operations including admissions, sponsorships and television rights, food and beverage services and alternative uses of our pari-mutuel facilities.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Online Wagering: includes our TwinSpires business ("TwinSpires") and our online sports betting and iGaming business. TwinSpires operates our online horseracing wagering business online on our TwinSpires.com, BetAmerica.com and other Company platforms; high dollar wagering by international customers ("Velocity"); and horseracing statistical data generated by our information business that provides data information and processing services to the equine industry. Our sports betting and iGaming business includes the BetAmerica online sports betting and casino gaming operations.
Casino: slot machines, table games, video lottery terminals ("VLTs"), video poker, retail sports wagering, ancillary food, beverage services, hotel, and other miscellaneous operations. In addition, Casino includes our 50% joint venture in Miami Valley Gaming ("MVG").
Other Investments: sales of and services for pari-mutuel wagering systems for racetracks (United Tote), Derby City Gaming HRM pari-mutuel wagering revenue and ancillary food and beverage services, and other investments.
Corporate: other revenue and general and administrative expense not allocated to our other operating segments.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates. Our most critical estimates relate to goodwill and indefinite-lived intangible assets, and property and equipment.
Goodwill and Indefinite-Lived Intangible Assets
We perform an annual review for impairment of goodwill and indefinite-lived intangible assets on April 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics.
Goodwill and indefinite-lived intangible assets can or may be required to be tested using a two-step impairment test. An entity may assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step process can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require significant judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results.
Our gaming rights and casinos' trademarks are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trademarks indefinitely and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. The indefinite lived-intangible assets carrying value are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to the associated carrying amount. If the carrying amount of the gaming rights and trademark intangible assets exceed fair value, an impairment loss is recognized.
Property and Equipment
We review the carrying value of our property and equipment to be held and used in our operations whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Revenue Recognition
We generate revenue from pari-mutuel wagering transactions with customers related to live races, simulcast races, and historical races as well as simulcast host fees earned from other wagering sites. Additionally, our racetracks that host live races generate revenue through sponsorships, admissions (including luxury suites), personal seat licenses ("PSLs"), television rights, concessions, programs and parking. Concessions, programs, and parking revenue is recognized once the good or service is delivered.
Our live racetracks' revenue and income are influenced by our racing calendar. Similarly, Online Wagering horseracing revenue and income is influenced by racing calendars. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack ("on-track revenue") and revenue we earn from exporting our live racing signals to other race tracks, OTBs, and advance deposit wagering providers ("export revenue"). For simulcast races we display at our racetracks, OTBs, and Online Wagering platforms, we recognize revenue we earn from providing a wagering service to our customers on these imported live races ("import revenue"). Online Wagering import revenue is generated through advance deposit wagering which consists of patrons wagering through an advance deposit account. We recognize revenue we earn from providing a wagering service to our customers on historical races at our HRM facility. Each wagering contract for on-track revenue, import revenue, and HRM revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue, import revenue, and HRM revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. We may provide cash incentives in conjunction with wagering transactions we accept from Online Wagering customers. These cash incentives represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body. We recognize HRM revenue once the historical race has been completed on the historical racing machine.
We evaluate our on-track revenue, export revenue, import revenue, and HRM revenue contracts in order to determine whether we are acting as the principal or as the agent when providing services, which we consider in determining if revenue should be reported gross or net. An entity is a principal if it controls the specified service before that service is transferred to a customer.
The revenue we recognize for on-track revenue, import revenue, and HRM revenue is the commission we are entitled to retain for providing a wagering service to our customers. For these arrangements, we are the principal as we control the wagering service; therefore, any charges, including any applicable simulcast fees, we incur for delivering the wagering service are presented as operating expenses.
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
The revenue we recognize for admissions to a live racing event day is recognized once the related event is complete. For admissions, PSLs, sponsorships, and television rights contracts that relate to multiple live racing event days, we recognize revenue over time

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

using an output method of each completed live racing event day as our measure of progress. Each completed live racing event day corresponds with the transfer of the relevant service to a customer and therefore is considered a faithful depiction of our efforts to satisfy the promises in these contracts. This output method results in measuring the value transferred to date to the customer relative to the remaining services promised under the contracts. Certain premium live racing event days such as the Kentucky Derby and Oaks result in a higher value of revenue allocated relative to other live racing event days due to, among other things, the quality of thoroughbreds racing, higher levels of on-track attendance, national broadcast audience, local and national media coverage, and overall entertainment value of the event. While these performance obligations are satisfied over time, the timing of when this revenue is recognized is directly associated with the occurrence of our live racing events, which is when the majority of our revenues recognized at a point in time are also recognized.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

issued but not yet presented to banks that would result in negative bank balances when presented are classified as a current liability in the accompanying consolidated balance sheets.
Restricted Cash and Account Wagering Deposit Liabilities
Amounts included in restricted cash represent amounts due to horsemen for purses, stakes and awards that are paid in accordance with the terms of our contractual agreements or statutory requirements. Restricted cash also includes deposits collected from our Online Wagering customers.
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
Internal Use Software
Internal use software costs for Online Wagering software is capitalized in property and equipment, net in the accompanying consolidated balance sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over its estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $9.7 million in 2018, $7.2 million in 2017, and $6.7 million in 2016. We incurred amortization expense of approximately $7.3 million in 2018, $6.3 million in 2017, and $6.0 million in 2016, for projects which had been placed in service.
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
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the federal, state, and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Racing, Online Wagering, Casino, and Other Investments operating expenses in our consolidated statements of comprehensive income. In certain jurisdictions governing our pari-mutuel contracts with customers,

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.
Purse Expense
We recognize purse expense based on the statutorily or contractually determined amount of revenue that is required to be paid out in the form of purses to the qualifying finishers of horseraces run at our racetracks in the period in which wagering occurs. We incur a liability for all unpaid purses that will be paid out on a future live race event.
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
Key variables and assumptions include, but are not limited to, loss development factors and trend factors such as changes in workers' compensation laws, medical care costs and wages. These loss development factors and trend factors are developed using our actual historical losses. It is possible that reasonable alternative selections would produce different reserve estimates.
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $28.7 million in 2018, $24.8 million in 2017, and $23.1 million in 2016 in our accompanying consolidated statements of comprehensive income.
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
Computation of Net Income per Common Share
Net income per common share is presented for both basic earnings per common share ("Basic EPS") and diluted earnings per common share ("Diluted EPS").  Basic EPS is based upon the weighted average number of common shares outstanding, excluding unvested stock awards, during the period plus vested common stock equivalents that have not yet been converted to common shares.  Diluted EPS is based upon the weighted average number of shares used to calculate Basic EPS and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares result from applying the treasury stock method to outstanding stock options as well as unvested stock awards.
Common Stock Share Repurchases
From time-to-time, we repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. Share repurchases constitute authorized but unissued shares under the Kentucky laws under which we are incorporated. Additionally, our common stock has no par or stated value. Accordingly, we record the full value of share repurchases, upon the trade date, against common stock on our consolidated balance sheets except when to do so would result in a negative balance in such common stock account. In such instances, we record the cost of any further share repurchases as a reduction to retained earnings. Due to the large number of share repurchases of our common stock over the past several years our common stock balance frequently will be zero at the end of any given reporting period. Refer to Note 9, Shareholders' Equity, for additional information on our share repurchases.
Recent Accounting Pronouncements - Adopted on January 1, 2018
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606") which provides a five-step analysis of transactions to determine when and how revenue is recognized. We adopted ASC 606 on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The adoption of ASC 606 had no impact on cash provided by or used in operating, financing, or investing activities on our accompanying consolidated statements of cash flows. Due to the adoption of ASC 606, we made certain modifications to the classification of net revenue and operating expenses in the Online Wagering segment primarily due to the fact that under ASC 606, we are the principal in all import revenue contracts. Under ASC 606, in circumstances where we make advance sales and advance billings to customers, we recognize a receivable and deferred revenue when we have an unconditional right to receive payment. Previously, we recognized a receivable and deferred revenue at the time of the advance sale and billing if it was probable we would collect the receivable and recognize revenue. We expect the adoption of ASC 606 will not materially impact our accompanying consolidated statements of comprehensive income on an ongoing basis in future periods.
The cumulative effects of the changes made to our accompanying consolidated balance sheets as of January 1, 2018 for the adoption of ASC 606 were as follows:

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
There were two primary changes to our consolidated balance sheets resulting from the adoption of ASC 606. The most significant change was in current and non-current liabilities of discontinued operations held for sale and retained earnings related to breakage revenue for outstanding Big Fish Game Club credits. The other primary change was in accounts receivable, net of allowance for doubtful accounts, current deferred revenue, and non-current deferred revenue related to the timing of when we have a right to consideration under our contracts.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

In accordance with ASC 606 requirements, the disclosure of the impact of adoption on our accompanying consolidated balance sheets was as follows:

	At December 31, 2018
(in millions)	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase/(Decrease)
ASSETS
Accounts receivable, net	$28.8	$53.7	$(24.9)
Other assets	16.1	16.7	(0.6)

LIABILITIES
Accrued expense	89.8	88.8	1.0
Current deferred revenue	47.9	70.1	(22.2)
Non-current deferred revenue	21.1	25.2	(4.1)
Deferred income taxes	78.2	78.0	0.2

SHAREHOLDERS' EQUITY
Retained earnings	474.2	474.6	(0.4)
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities are also required to reconcile the cash, cash equivalents, and restricted cash in the statement of cash flows to the balance sheet and disclose the nature of the restrictions on restricted cash. We adopted ASU 2016-18 on January 1, 2018 using the retrospective method. As a result, we began including amounts generally described as restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. We adjusted our consolidated statements of cash flows for the years ended December 31, 2017 and 2016 from amounts previously reported due to the adoption of ASU 2016-18. The effects of adopting ASU 2016-18 on our accompanying consolidated statements of cash flows were as follows:

	Year Ended December 31, 2017
(in millions)	As Previously Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by operating activities	$218.2	$(3.1)	$215.1

Cash, cash equivalents and restricted cash, beginning of year	$48.7	$34.3	$83.0
Net increase in cash, cash equivalents and restricted cash	5.1	(3.1)	2.0
Effect of exchange rate changes on cash	0.5	—	0.5
Cash, cash equivalents and restricted cash, end of year	$54.3	$31.2	$85.5

	Year Ended December 31, 2016
(in millions)	As Previously Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by operating activities	$226.8	$4.6	$231.4

Cash, cash equivalents and restricted cash, beginning of year	$74.5	$29.7	$104.2
Net decrease in cash, cash equivalents and restricted cash	(25.8)	4.6	(21.2)
Effect of exchange rate changes on cash	—	—	—
Cash, cash equivalents and restricted cash, end of year	$48.7	$34.3	$83.0

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted the new guidance on January 1, 2018 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flows. We will utilize the cumulative earnings approach under the ASU to present distributions received from equity method investees, which is consistent with our previous existing policy.
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
Recent Accounting Pronouncements - effective in 2019 or thereafter
In February 2016, the FASB issued ASU No. 2016-02, Leases, and subsequently has issued additional guidance (collectively, "ASC 842") which requires companies to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The new guidance is effective on January 1, 2019 with early adoption permitted. ASC 842 may be applied at the beginning of the earliest comparative period in the financial statements or at the effective date by recognizing a cumulative effect adjustment in the period of adoption with comparative periods being reported under the accounting standards in effect for those periods. The modified transition method must be used when adopting ASC 842. We will adopt ASC 842 in 2019 by recognizing a cumulative effect adjustment at January 1, 2019, and report comparative periods under the accounting standards in effect for those periods. We are in the process of finalizing our evaluation of our lease contracts under the new standard. We have determined that we do not have any material capital leases nor any material operating leases where we are the lessor. We currently expect that most of our operating lease commitments greater than one year will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASC 842. As an accounting policy, we plan to elect to not apply the lease liability and right-of-use asset recognition requirements to short-term leases. We plan to elect the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We do not expect the adoption of ASC 842 to have a material effect on our results of operations, financial condition, or cash flows.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

in an amount equal to that excess. The new guidance is effective in 2020 with early adoption permitted for any goodwill impairment test performed between January 1, 2017 and January 1, 2020, and is to be applied prospectively. We are currently evaluating the timing of our adoption and impact of the new accounting guidance on our financial statements and related disclosures.
3. ACQUISITIONS
Ocean Downs
On July 16, 2018, the Company announced its entry into the Liquidation Agreement for the Ocean Downs/Saratoga Transaction. As part of the Ocean Downs/Saratoga Transaction, SHRI has agreed to grant the Company and its affiliates exclusive rights to operate online sports betting and iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI.
On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of the equity interests of Ocean Downs. We therefore consolidated Ocean Downs as of the acquisition date. Upon the closing of the Ocean Downs/Saratoga Transaction, the Company no longer has an equity interest or management involvement in Saratoga New York or Saratoga Colorado. Prior to the Ocean Downs/Saratoga Transaction, the Company held an effective 62.5% ownership interest in Ocean Downs, and a 25% ownership interest in Saratoga New York and Saratoga Colorado, all of which were accounted for under the equity method. The consideration transferred to SCH to acquire the remaining interest in Ocean Downs was the Company's equity investments in Saratoga New York and Saratoga Colorado, which had an aggregate fair value of $47.8 million at the acquisition date. Under the acquisition method, the fair values of the consideration transferred and the Company's equity method investment in Ocean Downs, which had a fair value of $80.5 million at the acquisition date, were allocated to the assets acquired and liabilities assumed in the Ocean Downs/Saratoga Transaction. The Company's carrying values in these equity method investments were significantly less than their fair values, resulting in a pre-tax gain of $54.9 million, which is included in the accompanying consolidated statements of comprehensive income. The fair value of the Company's equity method investments in Ocean Downs, Saratoga New York, and Saratoga Colorado was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
The following table summarizes the final fair values of the assets acquired and liabilities assumed, net of cash acquired of $13.1 million, at the date of the acquisition.

(in millions)	Total
Current assets	$1.9
Property and equipment	57.4
Goodwill	20.4
Intangible assets	95.4
Current liabilities	(5.2)
Debt	(54.7)
$115.2
The final fair value of the intangible assets consisted of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Gaming rights	$87.0	N/A
Trademark	8.3	N/A
Other	0.1	1.3 years
Total intangible assets	$95.4
Current assets and current liabilities were valued at the existing carrying values due to their short term nature and represented management's estimated fair value of the respective items at August 31, 2018. The debt of $54.7 million assumed by the Company was valued at its outstanding principal balance, which approximated fair value at August 31, 2018. The Company subsequently paid off the debt in full on September 4, 2018.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The property and equipment acquired primarily relates to land, buildings, equipment, and furniture and fixtures. The fair values of the property and equipment were primarily determined using the cost replacement method, which is based on replacement or reproduction costs of the assets.
The fair value of the Ocean Downs gaming rights was determined using the Greenfield method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows is a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses and start-up costs of Ocean Downs were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights. The renewal of the gaming rights in Maryland is subject to various legal requirements. However, the Company's historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew its gaming rights in Maryland.
The trademark intangible asset was valued using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. The trademark was assigned an indefinite useful life based on the Company’s intention to keep the Ocean Downs name for an indefinite period of time.
Goodwill of $20.4 million was recognized due to the expected contribution of Ocean Downs to the Company's overall business strategy. The goodwill was assigned to the Casino segment and is not deductible for tax purposes.
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
After the closing of the Ocean Downs/Saratoga Transaction, for the period from September 1, 2018 through December 31, 2018, net revenue for Ocean Downs was $25.9 million, and net income was not material.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of the remaining 50% interest in Ocean Downs occurred as of January 1, 2016 and excludes the gain recognized from the Ocean Downs/Saratoga Transaction. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2016. The unaudited pro forma net income giving effect to the Ocean Downs/Saratoga Transaction was not materially different than our historical net income.

	Years Ended December 31,
(in millions)	2018	2017	2016
Net revenue	$1,065.4	$947.2	$884.8
Presque Isle and Lady Luck Nemacolin
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
On July 6, 2018, the Company and ERI mutually agreed to terminate the asset purchase agreement with respect to the Lady Luck Vicksburg Transaction (the "Termination Agreement"). Concurrently with the entry into the Termination Agreement, the Company and ERI also entered into an amendment to the previously announced asset purchase agreement relating to the Presque Isle Transaction (the "Amendment"). Pursuant to the Amendment, the Company and ERI agreed to, among other things, cooperate in good faith, subject to certain conditions, to enter into an agreement pursuant to which the Company, for cash consideration of $100,000, will receive certain assets and assume the rights and obligations of an affiliate of ERI to operate the Lady Luck Casino Nemacolin in Farmington, Pennsylvania (the "Lady Luck Nemacolin Transaction"). The Presque Isle Transaction reflects a stand-alone purchase price of $178.9 million. Closing of the Presque Isle Transaction was also conditioned on the execution of the definitive agreement with respect to the Lady Luck Nemacolin Transaction, which occurred on August 10, 2018 (the "Lady Luck Nemacolin Agreement").

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Upon the execution of the Lady Luck Nemacolin Agreement and pursuant to the Termination Agreement, the Company paid ERI a termination fee of $5.0 million, which is included in "Transaction expense, net" in the accompanying consolidated statements of comprehensive income.
On January 11, 2019, the Company completed the Presque Isle Transaction. The closing date of the Presque Isle Transaction occurred subsequent to the end of the reporting period and the preliminary allocation of the purchase price to the underlying net assets has not yet been completed. Subject to receipt of Pennsylvania regulatory approvals and other customary closing conditions, the Lady Luck Nemacolin Transaction is expected to close in the first half of 2019.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of Presque Isle occurred as of January 1, 2016. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2016. The unaudited pro forma net income giving effect to the Presque Isle Transaction was not materially different than our historical net income.

	Years Ended December 31,
(in millions)	2018	2017	2016
Net revenue	$1,150.8	$1,020.5	$964.5
Pending Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On October 31, 2018, the Company announced that it had entered into a definitive purchase agreement pursuant to which the Company will acquire certain ownership interests of Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines"), for cash (the "Sale Transaction").
The Sale Transaction will be comprised of (i) the Company’s purchase of 100% of the ownership stake in Midwest Gaming held by affiliates and co-investors of Clairvest Group Inc. ("Clairvest") for approximately $291.0 million and (ii) the Company’s offer to purchase, on the same terms, additional units of Midwest Gaming held by High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors").
Following the closing of the Sale Transaction, the parties expect to enter into a recapitalization transaction pursuant to which Midwest Gaming will use approximately $300.0 million in proceeds from new credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors (the "Recapitalization" and together with the Sale Transaction, the "Transactions").
Based on the results of the purchase of the Clairvest ownership stake and the purchase, on the same terms, of additional units held by High Plaines and Casino Investors, the Company will acquire, at the closing of the Sale Transaction, approximately 42% of Midwest Gaming for aggregate cash consideration of approximately $407.0 million. As a result of the Recapitalization, the Company's ownership of Midwest Gaming will increase to approximately 62%.
The Company and High Plaines equally will split priority distributions of two percent of Midwest Gaming's annual gross revenue. In addition, the Company, High Plaines, and Casino Investors will be entitled to receive pro rata quarterly tax distributions calculated based on the highest applicable U.S. individual federal tax rate plus the higher of California or New York individual state tax rates, as well as other distributions permitted under new credit facility covenants.
The Transactions are dependent on usual and customary closing conditions, including securing approval from the Illinois Gaming Board. The Transactions are expected to close in the first half of 2019.
BetAmerica
On April 24, 2017, we completed the acquisition of certain assets of BAM Software and Services, LLC ("BetAmerica"), which has not had a material impact on our results of operations, financial condition or cash flows. The Company has not included other disclosures regarding BetAmerica because the acquired ADW business is immaterial to our business.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

4. DISCONTINUED OPERATIONS
On January 9, 2018, the Company completed the Big Fish Transaction, which had a purchase price of $990.0 million. The Company received cash proceeds of $970.7 million which was net of $5.2 million of working capital adjustments and $14.1 million of transaction costs. The Company derecognized the following upon the Big Fish Transaction:

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
The Company recognized a gain of $219.5 million upon the sale recorded in income from discontinued operations in the accompanying consolidated statements of comprehensive income in 2018. The gain consisted of cash proceeds of $970.7 million offset by the carrying value of Big Fish Games of $751.2 million. The income tax provision on the gain was $51.2 million, resulting in an after tax gain of $168.3 million.
The following table presents the financial results of Big Fish Games included in "Income from discontinued operations, net of tax" in the accompanying consolidated statements of comprehensive income:

	Years Ended December 31,
(in millions)	2018	2017	2016
Net revenue	$13.2	$466.0	$486.2

Operating expenses	8.4	369.0	398.9
Selling, general and administrative expense	6.0	27.8	20.9
Research and development	0.9	39.6	39.0
Transaction expense, net	—	4.7	5.8
Total operating expense	15.3	441.1	464.6
Operating (loss) income	(2.1)	24.9	21.6
Other income (expense)
Gain on sale of Big Fish Games	219.5	—	—
Other expense	0.1	(1.7)	(0.9)
Total other income (loss)	219.6	(1.7)	(0.9)

Income from discontinued operations before provision for income taxes	217.5	23.2	20.7
Income tax provision	(47.3)	(5.1)	(9.3)
Income from discontinued operations, net of tax	$170.2	$18.1	$11.4

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The following table presents the major classes of assets and liabilities presented as held for sale related to the Big Fish Transaction as of December 31, 2017:

(in millions)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2.6
Accounts receivable	42.9
Game software development, net	6.9
Other current assets	16.7
Current assets of discontinued operations held for sale	69.1
Property and equipment, net	16.4
Game software development, net	13.5
Goodwill	530.7
Other intangible assets, net	238.8
Other assets	24.0
Long-term assets of discontinued operations held for sale	823.4
Total assets	$892.5
LIABILITIES
Current liabilities:
Accounts payable	$5.5
Accrued expense	35.0
Deferred revenue	85.1
Big Fish Games deferred payment	28.4
Big Fish Games earnout liability	34.2
Current liabilities of discontinued operations held for sale	188.2
Deferred income taxes	47.6
Other liabilities	7.2
Non-current liabilities of discontinued operations held for sale	54.8
Total liabilities	$243.0
Stock-Based Compensation
As part of the Big Fish Transaction, the vesting dates for all outstanding unvested restricted stock awards, restricted stock unit awards, and performance share units awards (collectively the "Stock Awards") for certain Big Fish Games' employees were accelerated to vest on the closing date. Most of these Stock Awards would not have vested prior to the closing date of the Big Fish Transaction. Therefore, the related stock-based compensation expense previously recognized through the modification date was reduced to zero and a new fair value of the Stock Awards was established on the date of the announcement of the Big Fish Transaction. The expense was amortized during the period from the date of the announcement to the closing of the Big Fish Transaction. The incremental stock-based compensation expense recognized during 2017 due to the acceleration of vesting was $3.4 million, which is included in income from discontinued operations, net of tax in the accompanying consolidated statements of comprehensive income.
Total stock-based compensation expense related to Big Fish Games, which includes the accelerated vesting of the Stock Awards and stock options associated with the Company's employee stock purchase plan, was $3.4 million in 2018, $11.1 million in 2017, and $5.6 million in 2016.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Fair Value of Liabilities
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present our liabilities measured at fair value on a recurring basis related to our discontinued operations and liabilities held for sale:

Level 3
(in millions)	December 31, 2017
Big Fish Games deferred payments	$28.4
Big Fish Games earnout liability	34.2
Total	$62.6
The following table presents the change in fair value of our instruments classified within Level 3 related to our discontinued operations and liabilities held for sale:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Total
Balance as of December 31, 2017	$28.4	$34.2	$62.6
Payments	(28.4)	(34.2)	(62.6)
Balance as of December 31, 2018	$—	$—	$—
On March 27, 2017, the Company amended the Agreement and Plan of Merger, dated as of December 16, 2014, pursuant to which the Company acquired Big Fish Games, to extend the deferral of the earnout consideration payable and the Big Fish Games' founder deferred payment on December 15, 2017 to January 3, 2018. The estimated fair value of the Big Fish Games deferred payment and earnout liability as of December 31, 2017 was equal to the cash paid on January 3, 2018. The increase in fair value of the Big Fish Games deferred payment and earnout liability of $1.1 million in 2017 and $5.7 million in 2016 is included in discontinued operations in the accompanying consolidated statements of comprehensive income.
5. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	As of December 31,
(in millions)	2018	2017
Grandstands and buildings	$532.8	$439.8
Equipment	356.3	286.7
Tracks and other improvements	207.3	177.9
Land	140.5	131.7
Furniture and fixtures	73.3	62.5
Construction in progress	7.0	23.5
	1,317.2	1,122.1
Accumulated depreciation	(559.7)	(514.1)
Total	$757.5	$608.0
Depreciation expense was $57.6 million in 2018, $49.1 million in 2017 and $49.1 million in 2016 and is classified in operating expense in the accompanying consolidated statements of comprehensive income.
During the fourth quarter of 2017, the Company recorded a $13.7 million non-cash impairment charge related to certain iGaming assets included in our Online Wagering segment. The impairment was due to a change in the Company's planned usage of these assets.
In November 2016, we completed the sale of 61 acres of excess, undeveloped land at Calder Race Course ("Calder Racing") for which we received total proceeds of $25.6 million. We recognized a gain of $23.7 million on the sale of the Calder land, which is included in operating expenses in the accompanying consolidated statements of comprehensive income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

6. GOODWILL
Goodwill is comprised of the following:

(in millions)	Racing	Online Wagering	Casino	Total
Balances as of December 31, 2016	$51.7	$132.1	$117.7	$301.5
Additions	—	16.1	—	16.1
Balances as of December 31, 2017	51.7	148.2	117.7	317.6
Additions	—	—	20.4	20.4
Balances as of December 31, 2018	$51.7	$148.2	$138.1	$338.0
In 2018, we established goodwill of $20.4 million related to the Ocean Downs/Saratoga Transaction. In 2017, we established goodwill of $16.1 million related to the BetAmerica acquisition.
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
7. OTHER INTANGIBLE ASSETS
Other intangible assets, net are comprised of the following:

	December 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11.0	$(7.5)	$3.5	$11.0	$(6.8)	$4.2
Other	9.5	(2.3)	7.2	7.1	(1.5)	5.6
Customer relationships	6.4	(2.5)	3.9	16.7	(10.6)	6.1
Gaming licenses	5.2	(1.8)	3.4	5.0	(1.7)	3.3
	$32.1	$(14.1)	$18.0	$39.8	$(20.6)	$19.2
Indefinite-lived intangible assets:
Trademarks			29.5			21.2
Gaming rights			216.4			128.9
Other			0.1			0.1
Total			$264.0			$169.4
In 2018, we established indefinite-lived intangible assets of $87.0 million for gaming rights and $8.3 million for trademarks related to the Ocean Downs/Saratoga Transaction. We also established definite-lived intangible assets of $2.3 million relating to the opening of Derby City Gaming and $0.1 million relating to the Ocean Downs/Saratoga Transaction for other intangibles.
In 2017, we established definite-lived intangible assets of $4.7 million for customer relationships and $3.4 million for other intangibles related to the BetAmerica acquisition.
Amortization expense for definite-lived intangible assets was approximately $6.0 million in 2018, $6.8 million in 2017, and $9.4 million in 2016 and is classified in operating expense in the accompanying consolidated statements of comprehensive income. We submitted payments of $2.3 million in 2018 and 2017 for annual license fees for Calder, which are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of trademarks and state gaming rights in Maine, Maryland, Mississippi and Louisiana.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2018, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded their carrying value, and therefore step two of the assessment was not required.
During the fourth quarter of 2017, the Company recorded a $4.7 million non-cash impairment charge related to our Bluff operations ($4.5 million for a trademark and $0.2 million related to customer relationships), which is included in our Online Wagering segment, and a $3.3 million non-cash impairment charge related to our Illinois Horseracing Equity Trust, which is included in our Racing segment. These impairments were due to changes in the business climate in the fourth quarter of 2017 that resulted in projected future cash flows being less than carrying value.
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2019	$3.3
2020	1.9
2021	1.8
2022	1.8
2023	1.8
Future estimated amortization expense does not include additional payments of $2.3 million in 2019 and in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or paid.
8. INCOME TAXES
Components of the provision for income taxes are as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Current provision:
Federal	$10.1	$29.5	$33.6
State and local	3.8	3.0	3.3
	13.9	32.5	36.9
Deferred provision (benefit):
Federal	35.0	(53.0)	12.7
State and local	2.5	0.8	1.1
Foreign	(0.1)	(0.2)	—
	37.4	(52.4)	13.8
	$51.3	$(19.9)	$50.7
Income from operations before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Domestic	$234.2	$102.2	$146.4
Foreign	(0.3)	0.3	1.0
	$233.9	$102.5	$147.4

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Our income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Federal statutory tax on earnings before income taxes	$49.1	$35.9	$51.6
State income taxes, net of federal income tax benefit	5.4	2.5	4.0
Non-deductible officer's compensation	2.6	4.7	2.3
Change in enacted tax rates	—	(57.7)	0.1
Windfall deduction from equity compensation	(4.7)	(5.2)	(4.9)
Other	(1.1)	(0.1)	(2.4)
	$51.3	$(19.9)	$50.7
On December 22, 2017, the Tax Act was signed into law, which significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.
In 2017, the Company recognized $56.9 million of future tax benefits from the re-measurement of its deferred tax assets and liabilities at December 22, 2017, using the maximum U.S. federal tax rate of 21%, and $0.8 million of tax benefits in relation to the mandatory deemed repatriation of its foreign earnings and profits pursuant to the Tax Act in combination with the reversal of deferred tax liabilities that had been maintained on foreign earnings. In 2018, the Company’s federal income tax expense was based on the new 21% corporate tax rate.
In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional tax expense of $5.6 million in 2017 related to non-deductible officer’s compensation and the tax consequences of mandatory deemed repatriation required by the Tax Act. The Company also recorded a provisional tax benefit of $19.7 million for the accelerated cost recovery allowance granted by the Tax Act, effective September 27, 2017. In the fourth quarter of 2018, the Company has finalized its accounting for these estimates and recorded immaterial adjustments as of December 31, 2018, including any subsequent impact to the re-measurement of deferred taxes at a reduced tax rate of 21%.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Components of our deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2018	2017
Deferred tax assets:
Deferred compensation plans	$5.8	$6.5
Deferred income	5.6	4.7
Allowance for uncollectible receivables	0.9	0.8
Deferred liabilities	2.2	2.1
Net operating losses and credit carryforward	3.7	5.1
Deferred tax assets	18.2	19.2
Valuation allowance	(0.2)	(0.2)
Net deferred tax asset	18.0	19.0
Deferred tax liabilities:
Intangible assets in excess of tax basis	49.3	29.2
Property and equipment in excess of tax basis	38.7	22.4
Equity investments in excess of tax basis	6.9	6.8
Other	1.3	1.2
Deferred tax liabilities	96.2	59.6
Net deferred tax liability	$(78.2)	$(40.6)
As of December 31, 2018, we had federal net operating losses of $4.6 million which were acquired in conjunction with the acquisition of Youbet.com. The utilization of these losses, which expire between 2024 and 2026, is limited on an annual basis pursuant to Internal Revenue Code ("IRC") § 382. We believe that we will be able to fully utilize all of these losses. In addition, we have state net operating losses valued at $1.2 million. We have recorded a valuation allowance of $0.2 million against the state net operating losses due to the fact that it is unlikely that we will generate income in certain states which is necessary to utilize the assets.
The Internal Revenue Service has completed audits through 2012. Tax years 2015 and after are open to examination. State and local tax years open for examination vary by jurisdiction.
As of December 31, 2018, we had approximately $2.8 million of total gross unrecognized tax benefits, excluding interest of $0.1 million. If the total gross unrecognized tax benefits were recognized, there would be a $2.7 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $0.5 million during the next twelve months primarily due to the expiration of statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2018	2017	2016
Balance as of January 1	$2.9	$2.3	$1.8
Additions for tax positions related to the current year	0.1	0.5	0.5
Additions for tax positions of prior years	0.1	0.3	0.1
Reductions for tax positions of prior years	(0.3)	(0.2)	(0.1)
Balance as of December 31	$2.8	$2.9	$2.3
9. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
On February 24, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock in a stock repurchase program. The program replaced the prior $150.0 million program which was in effect at December 31, 2015 and had unused authorization of $11.9 million. During 2016, we repurchased 635,370 shares of our common stock in conjunction with our

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

stock repurchase program at a total cost of $27.6 million based on settlement date. We had approximately $122.4 million of repurchase authority remaining under this program at December 31, 2016 based on settlement date.
On April 25, 2017, the Board of Directors of the Company approved a new common stock repurchase program of up to $250.0 million. The program replaced the prior $150.0 million program that was authorized in February 2016 and had unused authorization of $114.6 million. The authorized amount included and was not in addition to any unspent amount remaining under the prior authorization in February 2016. Repurchases could be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. Share repurchases resulted in the shares being retired, and the cost of the shares acquired were treated as a reduction from common stock and retained earnings. The repurchase program had no time limit and could be suspended or discontinued at any time.
On June 9, 2017, we entered into an agreement with a related party, The Duchossois Group ("TDG"), to repurchase 3,000,000 shares of the Company's common stock for $52.93 per share in a privately negotiated transaction. The aggregate purchase price was $158.8 million.
For the year ended December 31, 2017, including the repurchase of 3,000,000 shares from TDG, we repurchased 3,231,087 shares of our common stock under the April 2017 stock repurchase program at a total cost of $171.7 million. We had approximately $78.3 million of repurchase authority remaining under this program at December 31, 2017.
On November 29, 2017, the Board of Directors of the Company authorized a $500.0 million share repurchase program in a "modified Dutch auction" tender offer (the "Tender Offer") utilizing a portion of the proceeds from the Big Fish Transaction. The Company completed the Tender Offer on February 12, 2018, and repurchased 5,660,376 shares of the Company's common stock at a purchase price of $88.33 per share with an aggregate cost of $500.0 million, excluding fees and expenses related to the Tender Offer.
On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaced the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The new authorized amount includes and is not in addition to any unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
For the year ended December 31, 2018, excluding the shares purchased under the Tender Offer, we repurchased 372,282 shares of our common stock under the October 2018 stock repurchase program at a total cost of $32.0 million. We had approximately $268.0 million of repurchase authority remaining under this program at December 31, 2018.
Stock Split
On October 30, 2018, the Company’s Board of Directors approved the Stock Split and an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 shares, no par value, to 150,000,000 shares, no par value. This amendment to the Company’s Articles of Incorporation became effective on January 25, 2019 and our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the Stock Split.
10. STOCK-BASED COMPENSATION PLANS
On December 31, 2018, we had stock-based employee compensation plans as described below. Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, stock option awards, and stock options associated with our employee stock purchase plan, was $17.7 million in 2018, $16.0 million in 2017, and $13.3 million in 2016. The income tax benefit related to stock-based employee compensation expense was $2.7 million in 2018, $5.5 million in 2017, and $4.9 million in 2016.
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
Restricted Stock, Restricted Stock Units, and Performance Share Units
The 2007 Incentive Plan and the 2016 Incentive Plan (collectively "the 2007 and 2016 Plans") permit the award of RSAs, RSUs, or PSUs to directors and key employees responsible for the management, growth and protection of our business. The fair value

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

of RSAs and RSUs that vest solely based on continued service under the 2007 and 2016 Plans is determined by the product of the number of shares granted and the grant date market price of our common stock.
RSAs and RSUs granted to employees under the 2007 and 2016 Plans generally vest either in full upon three years from the date of grant or on a pro rata basis over a three-year term. RSAs are legally issued common stock at the time of grant, with certain restrictions placed on them. RSUs granted to employees are converted into shares of our common stock at vesting. The RSUs granted to directors under the 2007 and 2016 Plans generally vest in full upon one year from the date of grant. RSUs granted to directors are converted into shares of our common stock at the time of the director's retirement.
In 2016, 2017, and 2018, the Company granted three-year performance and total shareholder return ("TSR") PSU awards (the "PSU Awards") to certain named executive officers ("NEOs"). The two performance criteria for the PSU Awards are: (1) a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the three year period; and (2) a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities, excluding the change in restricted cash, plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee of the Board of Directors can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
The TSR criteria for the PSU Awards is related to the Company’s TSR relative to the TSR of companies in the Russell 2000 index during the performance period. The PSU Awards may be adjusted based on the Company’s relative TSR performance as follows:
1.The PSU Awards will increase by 25% if the Company’s TSR is in the top quartile,
2.The PSU Awards will decrease by 25% if the Company’s TSR is in the bottom quartile, and
3.The PSU Awards will not change if the Company’s TSR is in the middle two quartiles.
The maximum number of PSU Awards, including the impact of the TSR performance, that can be earned for a performance period is 250% of the original award.
In October 2018, the Company granted RSU awards (the “2018 RSU Awards”) and TSR PSU awards (the “2018 TSR PSU Awards”) (collectively, the “7-Year Grant”) to certain NEOs. The 2018 RSU Awards contain a seven year service period and vest on a pro rata basis over a four year period beginning on the fourth anniversary of the award. The total number of 2018 TSR PSU Awards earned will vary between 0% to 200% of the award amount depending on the Company's TSR relative to the TSR of companies in the Russell 2000 index over a three-year performance period. At the end of the three year performance period, the 2018 TSR PSU Awards will vest on a pro rata basis over the remaining four year service period beginning on the fourth anniversary of the award.
The total compensation cost recognized for PSU Awards and 2018 TSR PSU Awards is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR when determining the grant date fair value of the award. Compensation cost for the PSU Awards is recognized during the three year performance and service period based on the probable achievement of the two performance criteria. Compensation cost for the TSR PSU Awards is recognized during the seven year service period. All PSUs awards are converted into shares of our common stock at the time the award value is finalized.
A summary of the 2018 RSAs, RSUs, and PSUs granted to certain NEOs, employees, and directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Shares/Units Awarded(1)	Vesting Terms
2018	RSA	56	Vest equally over three service periods ending in 2019, 2020, and 2021
2018	RSU	10	Vest over one service period ending in 2019
2018	RSU	48	Vest equally over three service periods ending in 2018, 2019, and 2020
2018	RSU	79	Vest equally over four service periods ending in 2022, 2023, 2024 and 2025
2018	PSU	49	Three year performance and service period ending in 2020
2018	PSU	207	Vest equally over four service periods ending in 2022, 2023, 2024 and 2025 and a three year TSR period ending in 2021
(1) PSUs presented are based on the target number of units for the original PSU grant.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2015	51	$51.00	804	$23.99	855	$27.90
Granted	59	$47.01	188	$44.68	247	$45.24
Vested	—	$—	(501)	$22.54	(501)	$22.54
Canceled/forfeited	—	$—	(11)	$29.64	(11)	$29.64
Balance as of December 31, 2016	110	$48.86	480	$36.90	590	$37.23
Granted	65	$55.75	173	$52.31	238	$53.25
Performance adjustment(1)	45	$51.00	—	$—	45	$51.00
Vested	(96)	$51.00	(334)	$36.79	(430)	$39.98
Canceled/forfeited	—	$—	(3)	$41.92	(3)	$41.92
Balance as of December 31, 2017	124	$51.59	316	$45.51	440	$47.23
Granted	256	$68.32	193	$84.78	449	$75.39
Performance adjustment(1)	70	$47.01	—	$—	70	$47.01
Vested	(129)	$47.01	(217)	$46.35	(346)	$46.60
Canceled/forfeited	—	$—	(17)	$54.49	(17)	$54.49
Balance as of December 31, 2018	321	$65.77	275	$72.03	596	$68.66
(1) Adjustment to number of target units awarded for PSUs based on achievement of performance and TSR goals.
The fair value of shares and units vested was $32.4 million in 2018, $29.6 million in 2017, and $24.3 million in 2016.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), at December 31, 2018 is presented below:

(in millions, except years)	December 31, 2018	Weighted Average Remaining Vesting Period (Years)
Unrecognized RSA expense	$2.9	1.41
Unrecognized RSU expense	8.5	4.26
Unrecognized PSU expense	17.8	4.27
Total	$29.2	3.99
Employee Stock Options
All remaining stock options under the 2007 Incentive Plan were exercised during 2017. No stock options have been awarded under the 2016 Incentive Plan. Compensation expense related to stock options was not material for any year included in our accompanying consolidated statements of comprehensive income.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

11. TOTAL DEBT
The following table presents our total debt outstanding:

	As of December 31, 2018
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
2017 Credit Agreement:
Term Loan B due 2024	$396.0	$4.7	$391.3
Revolving Credit Facility due 2022	—	—	—
Swing line of credit	—	—	—
Total 2017 Credit Agreement	396.0	4.7	391.3
2028 Senior Notes	500.0	7.0	493.0
Total debt	896.0	11.7	884.3
Current maturities of long-term debt	4.0	—	4.0
Total debt, net of current maturities	$892.0	$11.7	$880.3

	As of December 31, 2017
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
2017 Credit Agreement:
Term Loan B due 2024	$400.0	$5.1	$394.9
Revolving Credit Facility due 2022	239.0	—	239.0
Swing line of credit	3.0	—	3.0
Total 2017 Credit Agreement	642.0	5.1	636.9
2028 Senior Notes	500.0	7.7	492.3
Total debt	1,142.0	12.8	1,129.2
Current maturities of long-term debt	4.0	—	4.0
Total debt, net of current maturities	$1,138.0	$12.8	$1,125.2
2017 Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (the "2017 Credit Agreement") with a syndicate of lenders. The 2017 Credit Agreement replaced our 2014 senior secured credit agreement (the "2014 Credit Agreement"). The 2017 Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2022 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. We had $693.1 million of available borrowing capacity, after consideration of $6.9 million in outstanding letters of credit, under the Revolver as of December 31, 2018. The 2017 Credit Agreement is collateralized by substantially all of the assets of the Company.
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2018, the Company's commitment fee rate was 0.20%.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's net leverage ratio, which was LIBOR plus 150 points at December 31, 2018. The Term Loan B bears interest at LIBOR plus 200 basis points.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio (4.0 to 1.0 or 4.5 to 1.0 for the year following any permitted acquisition greater than $100.0 million) and the maintenance of a minimum consolidated interest coverage ratio of

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

2.5 to 1.0. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at December 31, 2018.
The Company utilized borrowings from the Revolver to fund a portion of the purchase price related to the closing of the Presque Isle Transaction on January 11, 2019.
As a result of the Company's 2017 Credit Agreement, $5.1 million of debt issuance costs were capitalized associated with the Term Loan B and are amortized as interest expense over the shorter of the respective debt period or 7 years. The Company also capitalized $1.6 million of debt issuance costs associated with the Revolver which are amortized as interest expense over the shorter of the respective debt period or 5 years.
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
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the "2021 Senior Notes"). In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. In addition, at any time prior to January 15, 2021, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price equal to 104.75% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2028 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
2021 Senior Notes
The 2021 Senior Notes were comprised of 5.375% Senior Unsecured Notes that mature on December 15, 2021, which were issued in an initial offering of $300.0 million in aggregate principal amount at par, completed on December 16, 2013, and an additional offering of $300.0 million in aggregate principal amount at 101% completed on December 16, 2015. Interest on the 2021 Senior Notes was payable on June 15th and December 15th of each year.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2019	$4.0
2020	4.0
2021	4.0
2022	4.0
2023	4.0
Thereafter	876.0
Total	$896.0
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
As further described in Note 2, Significant Accounting Policies, the Company adopted ASC 606 on January 1, 2018. The following disclosures are related to our adoption of ASC 606.
Performance Obligations
As of December 31, 2018, our Racing segment had remaining performance obligations with an aggregate transaction price of $187.0 million. The revenue we expect to recognize on these remaining performance obligations is $50.1 million in 2019, $36.8 million in 2020, $28.1 million in 2021, and the remainder thereafter.
As of December 31, 2018, our remaining performance obligations in segments other than Racing were not material.
Contract Assets and Contract Liabilities
As of January 1, 2018 and December 31, 2018, contract assets were not material.
As of January 1, 2018 and December 31, 2018, contract liabilities were $78.7 million and $69.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying consolidated balance sheets. Contract liabilities primarily relate to our Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $53.7 million of revenue during the year ended December 31, 2018 that was included in the contract liabilities balance at January 1, 2018.
Disaggregation of Revenue
To determine how we disaggregate our revenue from contracts with customers, we consider the information regularly reviewed by our chief operating decision maker for evaluating the financial performance of operating segments, disclosures presented in our earnings releases, and other similar information that is used by the Company and users of our financial statements to evaluate our financial performance. We believe that the disaggregation of our revenue included in Note 20, Segment Information, coupled with the disclosures included in Note 2, Significant Accounting Policies, reflects these considerations and depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors.
13. ACCOUNTS RECEIVABLE
Accounts receivable is comprised of the following:

	As of December 31,
(in millions)	2018	2017
Trade receivables	$6.0	$5.5
Kentucky Derby-related receivables	1.7	22.3
Simulcast and mobile and online wagering receivables	19.9	20.5
Other receivables	5.2	4.9
	32.8	53.2
Allowance for doubtful accounts	(4.0)	(3.6)
Total	$28.8	$49.6

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

We recognized bad debt expense of $1.7 million in 2018, $1.2 million in 2017 and $1.1 million in 2016. As referenced in Note 2, Significant Accounting Policies, the adoption of ASC 606 on January 1, 2018 resulted in a $21.8 million decrease related to Kentucky Derby-related receivables.
14. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
The Company owns a 50% interest in MVG, which has a harness racetrack and video lottery terminal ("VLT") gaming facility in Lebanon, Ohio, and also has equity investments in two other entities, which are not material.
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
The joint venture's long-term debt consists of an $8.0 million secured note payable. Principal payments are due quarterly over 6 years through November 2019 at a 5.0% interest rate. We received distributions from MVG of $18.8 million in 2018, $17.0 million in 2017, and $15.0 million in 2016.
As further discussed in Note 3, Acquisitions, on August 31, 2018, the Company closed the acquisition of the remaining 50% ownership of Ocean Downs owned by SCH in exchange for liquidating the Company's 25% equity interest in SCH, which is the parent company of Saratoga New York and Saratoga Colorado. Upon the closing of the Ocean Downs/Saratoga Transaction, the Company owns 100% of Ocean Downs and has no equity interest or management involvement in Saratoga New York or Saratoga Colorado. Prior to August 31, 2018, Ocean Downs was accounted for under the equity method.
Summarized below is financial information for our equity investments:

	December 31,
(in millions)	2018	2017
Assets
Current assets	$24.0	$64.5
Property and equipment, net	95.7	234.6
Other assets, net	106.7	236.5
Total assets	$226.4	$535.6

Liabilities and Members' Equity
Current liabilities	$21.2	$100.3
Long-term debt	—	110.1
Other liabilities	—	0.1
Members' equity	205.2	325.1
Total liabilities and members' equity	$226.4	$535.6

	Years Ended December 31,
(in millions)	2018	2017	2016
Net revenue	$367.2	$443.7	$347.4
Operating and SG&A expense	271.9	345.3	274.1
Depreciation and amortization	22.2	25.9	18.5
Operating income	73.1	72.5	54.8
Interest and other expense, net	(6.3)	(8.5)	(6.9)
Net income	$66.8	$64.0	$47.9

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Our accompanying consolidated statements of comprehensive income include our 50% share of MVG's net income as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Equity in income of unconsolidated investments	$19.9	$16.7	$14.2
15. OPERATING LEASES
Future minimum operating lease payments on non-cancelable leases, which are primarily related to buildings, are as follows (in millions):

Years Ended December 31,

2019	$5.0
2020	4.5
2021	3.8
2022	3.1
2023	3.0
Thereafter	11.2
Total	$30.6
Total annual rent expense for all operating leases was $16.0 million in 2018, $18.3 million in 2017, and $18.9 million in 2016 and primarily related to buildings and equipment.
In 2002, as part of financing improvements to the Churchill Downs Racetrack ("Churchill Downs") facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
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
Other Retirement Plans
We have a profit-sharing plan that covers all employees not otherwise participating in an associated profit-sharing plan, with three months or more of service. We will match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $3.0 million in 2018, $2.7 million in 2017, and $2.5 million in 2016.
We are a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense was $0.7 million in 2018, and $0.6 million in both 2017 and 2016. Our policy is to fund this expense as accrued, and we currently estimate that future contributions to these plans will not increase significantly from prior years.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

17. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Refer to Note 4, Discontinued Operations, for disclosures relating to our liabilities held for sale.
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:
Restricted Cash
Our restricted cash accounts that are held in interest-bearing accounts qualify for Level 1 in the fair value hierarchy, which includes unadjusted quoted market prices in active markets for identical assets.
Debt
The fair value of the Company’s 2028 Senior Notes is estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such is a Level 2 measurement. The fair values of the Company's 2017 Credit Agreement approximates its gross carrying value as it is variable rate debt and as such is a Level 2 measurement.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2018
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$40.0	$40.0	$40.0	$—	$—
Financial liabilities:
Term Loan B	391.3	396.0	—	396.0	—
2028 Senior Notes	493.0	452.4	—	452.4	—

	December 31, 2017
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$31.2	$31.2	$31.2	$—	$—
Financial liabilities:
Term Loan B	394.9	400.0	—	400.0	—
2028 Senior Notes	492.3	496.8	—	496.8	—
Revolver	239.0	239.0	—	239.0	—
Swing line of credit	3.0	3.0	—	3.0	—
18. CONTINGENCIES
We are involved in litigation arising in the ordinary course of conducting business. We carry insurance for workers' compensation claims from our employees and general liability for claims from independent contractors, customers and guests. We are self-insured up to an aggregate stop loss for our general liability and workers' compensation coverages.
We review all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in the early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss. To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our consolidated financial condition, results of operations, or cash flows.  Legal fees are expensed as incurred.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
19. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2018	2017	2016
Numerator for basic net income per common share:
Net income from continuing operations	$182.6	$122.4	$96.7
Net income from continuing operations allocated to participating securities	—	(0.1)	(1.0)
Net income from discontinued operations	170.2	18.1	11.4
Numerator for basic net income per common share	$352.8	$140.4	$107.1

Numerator for diluted net income from continuing operations per common share	$182.6	$122.4	$96.7

Numerator for diluted net income per common share	$352.8	$140.5	$108.1

Denominator for net income per common share:
Basic	41.3	47.2	49.3
Plus dilutive effect of stock awards	0.3	0.6	0.6
Plus dilutive effect of participating securities	—	0.2	0.6
Diluted	41.6	48.0	50.5

Net income per common share data:
Basic
Continuing operations	$4.42	$2.59	$1.94
Discontinued operations	$4.12	$0.38	$0.23
Net income per common share - basic	$8.54	$2.97	$2.17

Diluted
Continuing operations	$4.39	$2.55	$1.92
Discontinued operations	$4.09	$0.37	$0.22
Net income per common share - diluted	$8.48	$2.92	$2.14
20. SEGMENT INFORMATION
We manage our operations through five operating segments as outlined below. In the fourth quarter of 2018, we changed our TwinSpires segment name to Online Wagering.

•	Racing: includes Churchill Downs, Arlington International Race Course ("Arlington"), Fair Grounds Race Course ("Fair Grounds") and Calder Racing;

•
Online Wagering: includes our TwinSpires business and our online sports betting and iGaming business. TwinSpires includes TwinSpires.com, Fair Grounds Account Wagering, Velocity, BetAmerica, and Bloodstock Research Information Services. There was no material activity for the year ended December 31, 2018 related to our online sports betting and iGaming business;

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

•
Casino, which includes Oxford Casino ("Oxford"), Riverwalk Casino ("Riverwalk"), Harlow's Casino ("Harlow’s"), Calder, Fair Grounds Slots, Video Services, LLC ("VSI"), and our 50% equity investment in MVG. The Casino segment also includes the Company's 50% equity investment in Ocean Downs and 25% equity investment in SCH, which includes investments in Saratoga Casino Hotel, Saratoga Casino Black Hawk and Ocean Downs through August 31, 2018. On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction, which resulted in the Company's 100% ownership of Ocean Downs, and the Company having no further equity interest or management involvement in Saratoga New York or Saratoga Colorado. The Casino segment includes 100% of Ocean Downs from September 1, 2018 to December 31, 2018. The Casino segment also includes our retail BetAmerica Sportsbook which we launched in August 2018 at our two Mississippi properties;

•	Other Investments, which includes United Tote, Derby City Gaming (which opened in September 2018), and other minor investments; and

•	Corporate, which includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our other operating segments.
As a result of the Big Fish Transaction, Big Fish Games is no longer reported as an operating segment and is presented as a discontinued operation.
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
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;

•	Calder Racing exit costs; and

•	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Gain on Calder land sale;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
Effective January 1, 2017, certain revenue previously included in our Corporate segment was deemed by management to be more closely aligned with our Online Wagering segment. Due to the Big Fish Transaction, the Company has presented Big Fish Games as held for sale and discontinued operations in the accompanying consolidated financial statements and these notes. The Company has not allocated corporate and other certain expenses to Big Fish Games consistent with the discontinued operations presentation in the accompanying consolidated statements of comprehensive income. Accordingly, the prior year amounts were reclassified to conform to this presentation.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The tables below present net revenue from external customers and intercompany revenue from each of our operating segments, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:

	Years Ended December 31,
(in millions)	2018	2017	2016
Net revenue from external customers:
Racing:
Churchill Downs	$181.0	$161.3	$155.2
Arlington	55.0	57.2	55.3
Fair Grounds	35.8	36.3	38.0
Calder Racing	2.5	2.5	2.6
Total Racing	274.3	257.3	251.1
Online Wagering	290.2	255.6	221.6
Casino:
Oxford	102.0	90.8	84.6
Calder	96.1	85.4	79.1
Fair Grounds Slots and VSI	81.9	74.8	73.8
Riverwalk	54.5	48.2	46.1
Harlow’s	50.2	50.0	48.4
Ocean Downs	25.9	—	—
Saratoga	0.6	1.3	0.8
Total Casino	411.2	350.5	332.8
Other Investments	33.3	19.2	16.9
Net revenue from external customers	$1,009.0	$882.6	$822.4
Intercompany net revenue:
Racing:
Churchill Downs	$12.7	$11.4	$10.0
Arlington	6.7	6.3	5.5
Fair Grounds	1.6	1.6	1.5
Calder Racing	0.1	—	—
Total Racing	21.1	19.3	17.0
Online Wagering	1.3	1.1	1.3
Other Investments	4.5	4.5	3.9
Eliminations	(26.9)	(24.9)	(22.2)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2018
(in millions)	Racing	Online Wagering	Casino	Other Investments	Corporate
Net revenue	$295.4	$291.5	$411.2	$37.8	$—

Taxes & purses	(67.3)	(15.2)	(139.9)	(4.3)	—
Marketing & advertising	(6.5)	(6.0)	(14.7)	(1.0)	—
Salaries & benefits	(44.0)	(9.2)	(58.5)	(15.0)	—
Content expense	(14.4)	(152.0)	(0.3)	—	—
SG&A expense	(17.8)	(12.1)	(26.1)	(5.3)	(11.0)
Other operating expense	(53.6)	(24.2)	(45.5)	(7.0)	(0.4)
Other income	0.6	—	43.3	0.1	0.2

Adjusted EBITDA	$92.4	$72.8	$169.5	$5.3	$(11.2)

	Year Ended December 31, 2017
(in millions)	Racing	Online Wagering	Casino	Other Investments	Corporate(a)
Net revenue	$276.6	$256.7	$350.5	$23.7	$—

Taxes & purses	(65.4)	(14.7)	(117.0)	—	—
Marketing & advertising	(4.9)	(8.2)	(12.1)	—	—
Salaries & benefits	(41.7)	(9.9)	(53.2)	(12.0)	—
Content expense	(15.2)	(125.0)	—	—	—
SG&A expense	(16.8)	(12.4)	(22.6)	(3.3)	(12.2)
Other operating expense	(48.9)	(22.1)	(41.6)	(5.1)	(0.5)
Other income	0.8	—	42.0	0.4	0.3

Adjusted EBITDA	$84.5	$64.4	$146.0	$3.7	$(12.4)

	Year Ended December 31, 2016
(in millions)	Racing	Online Wagering	Casino	Other Investments	Corporate(a)
Net revenue	$268.1	$222.9	$332.8	$20.8	$—

Taxes & purses	(64.2)	(11.6)	(110.9)	—	—
Marketing & advertising	(4.6)	(6.3)	(12.7)	—	—
Salaries & benefits	(40.9)	(9.4)	(50.8)	(10.9)	—
Content expense	(15.6)	(107.6)	—	—	—
SG&A expense	(16.2)	(12.0)	(21.2)	(3.4)	(11.7)
Other operating expense	(47.4)	(19.8)	(39.1)	(4.1)	(0.6)
Other income	0.5	—	27.7	0.3	0.2

Adjusted EBITDA	$79.7	$56.2	$125.8	$2.7	$(12.1)
(a) The Corporate segment includes corporate and other certain expenses of $3.6 million in 2017 and $3.1 million in 2016 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction and the Big Fish Games segment reported as held for sale and discontinued operations in the accompanying consolidated financial statements and these notes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2018	2017	2016
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$353.2	$140.4	$107.5
Foreign currency translation, net of tax	(0.6)	0.1	(0.2)
Change in pension benefits, net of tax	0.2	—	0.8
Net income	352.8	140.5	108.1
Income from discontinued operations, net of tax	(170.2)	(18.1)	(11.4)
Income from continuing operations, net of tax	182.6	122.4	96.7

Additions:
Depreciation and amortization	63.6	56.0	58.4
Interest expense	40.1	49.3	43.7
Loss on extinguishment of debt	—	20.7	—
Income tax provision (benefit)	51.3	(19.9)	50.7
EBITDA	$337.6	$228.5	$249.5

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$17.7	$16.0	$13.3
Other, net	(0.6)	0.5	2.5
Pre-opening expense	4.8	0.5	—
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	13.9	16.7	10.0
Other charges and recoveries, net	—	—	0.5
Gain on Ocean Downs/Saratoga transaction	(54.9)	—	—
Transaction expense, net	10.3	2.3	0.2
Impairment of tangible and other intangible assets	—	21.7	—
Gain on Calder land sale	—	—	(23.7)
Total adjustments to EBITDA	(8.8)	57.7	2.8
Adjusted EBITDA	$328.8	$286.2	$252.3

Adjusted EBITDA by segment:
Racing	$92.4	$84.5	$79.7
Online Wagering	72.8	64.4	56.2
Casino	169.5	146.0	125.8
Other Investments	5.3	3.7	2.7
Corporate(a)	(11.2)	(12.4)	(12.1)
Adjusted EBITDA	$328.8	$286.2	$252.3
(a) The Corporate segment includes corporate and other certain expenses of $3.6 million in 2017 and $3.1 million in 2016 that have not been allocated to Big Fish Games as a result of the Big Fish Transaction and the Big Fish Games segment reported as held for sale and discontinued operations in the accompanying consolidated financial statements and these notes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The table below presents information about earnings (losses) from equity investments, net included in our reported segments:

	Years Ended December 31,
(in millions)	2018	2017	2016
Casino	$29.4	$25.3	$17.4
Other Investments	0.2	0.2	—
	$29.6	$25.5	$17.4
The table below presents total asset information for each of our operating segments, as well as Big Fish Games, which is no longer reported as an operating segment but is presented as a discontinued operation:

	As of December 31,
(in millions)	2018	2017
Total assets:
Racing	$498.9	$483.0
Online Wagering	222.8	215.9
Casino	774.1	679.6
Other Investments	78.9	15.2
Corporate	150.5	73.2
Big Fish Games (discontinued operation)	—	892.5
	$1,725.2	$2,359.4
The table below presents total capital expenditures for each of our operating segments, as well as Big Fish Games, which is no longer reported as an operating segment but is presented as a discontinued operation:

	Years Ended December 31,
(in millions)	2018	2017	2016
Capital expenditures:
Racing	$59.9	$57.8	$26.1
Online Wagering	9.7	9.0	7.0
Casino	15.9	37.5	13.9
Other Investments	61.7	3.4	1.0
Corporate	2.2	1.3	1.2
Big Fish Games (discontinued operation)	—	7.9	5.5
	$149.4	$116.9	$54.7
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
On June 9, 2017, we entered into an agreement with a related party, TDG, to repurchase 3,000,000 shares of the Company's common stock for $52.93 per share in a privately negotiated transaction. The aggregate purchase price was $158.8 million.
Refer to Note 9, Shareholders' Equity, for additional information related to the repurchases.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

22. SUBSEQUENT EVENTS
Stock Split
On October 30, 2018, the Company’s Board of Directors approved the Stock Split and an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 shares, no par value, to 150,000,000 shares, no par value. This amendment to the Company’s Articles of Incorporation became effective on January 25, 2019 and our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the Stock Split.
Acquisition
On January 11, 2019, the Company announced that it had completed the previously announced Presque Isle Transaction for cash consideration of $178.9 million, subject to certain working capital and other purchase price adjustments. The transaction was funded with cash on hand and through the Company's credit facility.
23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions, except per common share data)	Year Ended December 31, 2018
	First Quarter(a)	Second Quarter	Third Quarter(b)	Fourth Quarter
Net revenues	$189.3	$379.4	$221.3	$219.0
Operating income	19.7	136.6	20.5	12.0
Income from continuing operations, net of tax	14.1	103.2	58.0	7.3
Income (loss) from discontinued operations, net of tax	167.9	(0.1)	(1.7)	4.1

Net income (loss) per common share - basic (d):
Continuing operations	$0.33	$2.54	$1.43	$0.18
Discontinued operations	$3.88	$—	$(0.04)	$0.10
Net income per common share - basic	$4.21	$2.54	$1.39	$0.28

Net income (loss) per common share - diluted (d):
Continuing operations	$0.32	$2.52	$1.42	$0.18
Discontinued operations	$3.86	$—	$(0.04)	$0.10
Net income per common share - diluted	$4.18	$2.52	$1.38	$0.28

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in millions, except per common share data)	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(c)
Net revenues	$167.5	$339.3	$196.9	$178.9
Operating income (loss)	8.4	123.3	26.8	(12.8)
Income from continuing operations, net of tax	2.2	72.9	12.9	34.4
Income from discontinued operations, net of tax	5.1	5.4	3.8	3.8

Net income per common share - basic (d):
Continuing operations	$0.04	$1.50	$0.28	$0.75
Discontinued operations	0.11	0.11	0.08	0.08
Net income per common share - basic	$0.15	$1.61	$0.36	$0.83

Net income per common share - diluted (d):
Continuing operations	$0.04	$1.49	$0.28	$0.74
Discontinued operations	0.10	0.11	0.08	0.08
Net income per common share - diluted	$0.14	$1.60	$0.36	$0.82

(a)	First quarter of 2018 includes a $219.5 million gain on the Big Fish Games Transaction, which is included as a discontinued operation.

(b)	Third quarter of 2018 includes a $54.9 million gain on the Ocean Downs/Saratoga Transaction.

(c)
Fourth quarter of 2017 includes a $21.7 million impairment of tangible and intangible assets and a $20.7 million loss on extinguishment of debt. Additionally, fourth quarter of 2017 includes a $57.7 million income tax benefit resulting primarily from the re-measurement of our net deferred tax liabilities as a result of the Tax Act.

(d)
Net income per common share calculations for each quarter are based on the weighted average number of shares outstanding during the respective period. Accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Churchill Downs Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Churchill Downs Incorporated, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Churchill Downs Incorporated's internal control over financial reporting based upon the framework in the Integrated Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2018.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Chad E. Dobson
William C. Carstanjen	Marcia A. Dall	Chad E. Dobson
Chief Executive Officer	Executive Vice President and	Vice President and
February 27, 2019	Chief Financial Officer	Chief Accounting Officer
	February 27, 2019	February 27, 2019
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors, audit committee and Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.
We have adopted a Code of Conduct that applies to all employees and officers, including our Chief Executive Officer, Chief Financial Officer and principal financial officers. This Code of Conduct is available on our corporate website, www.churchilldownsincorporated.com, under the "Corporate Governance" subheading of the "Investors" heading and is also available to shareholders upon request.

Executive Officers of the Registrant

Name	Age as of 2/27/2019	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated

William C. Carstanjen	51	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	47
President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	55
Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group / Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Form 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2018, 2017 and 2016 are included in Part II, Item 8:
		Consolidated Balance Sheets	58
		Consolidated Statements of Comprehensive Income	57
		Consolidated Statements of Shareholders’ Equity	59
		Consolidated Statements of Cash Flows	60
		Notes to Consolidated Financial Statements	62
		Report of Independent Registered Public Accounting Firm	98
	(2)	Schedule II—Valuation and Qualifying Accounts	108

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

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Stock Purchase Agreement, dated as of November 29, 2017, by and among Aristocrat Technologies, Inc., Churchill Downs Incorporated and Big Fish Games, Inc.	Exhibit 2.1 to Current Report on Form 8-K (Commission file number 001-33998) filed on November 30, 2017**

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K (Commission file number 001-33998) filed January 17, 2019

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.2 to Current Report on Form 8-K (Commission file number 001-33998) filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 000-01469) filed March 17, 2008

	(b)	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

	(c)	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K (Commission file number 000-01469) for the fiscal year ended December 31, 1998 filed March 31, 1999

	(b)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q (Commission file number 000-01469) for the fiscal quarter ended March 31, 2001 filed May 15, 2001

	(c)	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K (Commission file number 000-01469) filed January 6, 2003

	(d)	2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 000-01469) filed June 21, 2005

	(e)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 000-01469) filed June 8, 2006

	(f)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A (Commission file number 000-01469) filed April 30, 2007

	(g)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q (Commission file number 000-01469) for the fiscal quarter ended June 30, 2007 filed August 7, 2007

	(h)	Amended and Restated Terms and Conditions of Performance Stock Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, dated as of December 19, 2008*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 22, 2008

	(i)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008 filed March 4, 2009

Numbers	Description	By Reference To
(j)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008 filed March 4, 2009

(k)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008 filed March 4, 2009

(l)	Form of Churchill Downs Incorporated Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10(LL) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2011 filed March 12, 2012

(m)	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013*	Exhibit A to Schedule 14A (Commission file number 001-33998) filed May 3, 2012

(n)	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit B to Schedule 14A (Commission file number 001-33998) filed May 3, 2012

(o)
Form of Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan, dated as of February 9, 2015, by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*
Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed February 12, 2015

(p)	Form of Churchill Downs Incorporated Restricted Stock Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1A to Current Report on Form 8-K (Commission file number 001-33998) filed September 28, 2015

(q)	Form of Churchill Downs Incorporated Performance Share Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1B to Current Report on Form 8-K (Commission file number 001-33998) filed September 28, 2015

(r)	Stock Repurchase Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed June 12, 2017

(s)	Amended and Restated Stockholder’s Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed June 12, 2017

(t)
Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association
Exhibit 4.3 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

(u)	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement*	Exhibit 10(a) to Quarterly Report on Form 10-Q (Commission file number 001-33998) for the fiscal quarter ended June 30, 2016 filed August 3, 2016

(v)	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed April 29, 2016

(w)	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan*	Exhibit B to Schedule 14A (Commission file number 001-33998) filed March 29, 2016

(x)	Shareholder Agreement, dated as of November 12, 2014, by and between Churchill Downs Incorporated and Paul J. Thelen	Exhibit 2.2 to Current Report on Form 8-K (Commission file number 001-33998) filed November 13, 2014

(y)	First Amendment to Shareholder Agreement, dated as of October 23, 2015, by and between Churchill Downs Incorporated and Paul J. Thelen	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2015

Numbers		Description	By Reference To
	(z)	Separation Agreement and Release, dated as of January 9, 2018, by and among Churchill Downs Incorporated, Big Fish Games, Inc. and Paul Thelen*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed January 9, 2018

	(aa)	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(bb)	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(cc)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.3 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(dd)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.4 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(ee)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 12, 2015, by and between Churchill Downs Incorporated and Marcia A. Dall***

21		Subsidiaries of the Registrant***

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm***

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))* ***

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
February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 27, 2019	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 27, 2019	February 27, 2019
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman	/s/ Richard L. Duchossois
R. Alex Rankin	Ulysses L. Bridgeman	Richard L. Duchossois
February 27, 2019	February 27, 2019	February 27, 2019
(Chairman of the Board)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ Douglas C. Grissom	/s/ Daniel P. Harrington
Robert L. Fealy	Douglas C. Grissom	Daniel P. Harrington
February 27, 2019	February 27, 2019	February 27, 2019
(Director)	(Director)	(Director)

/s/ Karole F. Lloyd
Karole F. Lloyd
February 27, 2019	February 27, 2019	February 27, 2019
(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
2018	$3.6	$3.0	$(2.6)	$4.0
2017	3.5	1.8	(1.7)	3.6
2016	3.8	1.5	(1.8)	3.5

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2018	$0.2	$—	$—	$0.2
2017	0.4	—	(0.2)	0.2
2016	0.9	—	(0.5)	0.4