Form 10-Q
period 2019-03-31
CHURCHILL DOWNS Inc
filed 2019-04-24
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of Registrant’s common stock at April 10, 2019 was 40,199,527 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2019	2018
Net revenue:
Churchill Downs	$21.0	$2.0
Online Wagering	63.1	63.2
Gaming	168.8	111.5
All Other	12.5	12.6
Total net revenue	265.4	189.3
Operating expense:
Churchill Downs	23.4	9.9
Online Wagering	45.1	44.0
Gaming	125.0	79.6
All Other	15.5	16.3
Selling, general and administrative expense	24.9	18.4
Transaction expense, net	3.5	1.4
Total operating expense	237.4	169.6
Operating income	28.0	19.7
Other income (expense):
Interest expense, net	(13.7)	(9.6)
Equity in income of unconsolidated investments	4.1	6.5
Miscellaneous, net	—	0.1
Total other income (expense)	(9.6)	(3.0)
Income from continuing operations before provision for income taxes	18.4	16.7
Income tax provision	(6.5)	(2.6)
Income from continuing operations, net of tax	11.9	14.1
(Loss) income from discontinued operations, net of tax	(0.3)	167.9
Net income	$11.6	$182.0

Net income (loss) per common share data - basic:
Continuing operations	$0.30	$0.33
Discontinued operations	$(0.01)	$3.87
Net income per common share data - basic	$0.29	$4.20

Net income (loss) per common share data - diluted:
Continuing operations	$0.30	$0.32
Discontinued operations	$(0.01)	$3.86
Net income per common share data - diluted	$0.29	$4.18

Weighted average shares outstanding:
Basic	40.4	43.3
Diluted	40.6	43.5

Other comprehensive income (loss):
Foreign currency translation, net of tax	$—	$0.6
Change in pension benefits, net of tax	—	(0.2)
Other comprehensive income (loss)	—	0.4
Comprehensive income	$11.6	$182.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$119.7	$133.3
Restricted cash	37.7	40.0
Accounts receivable, net	47.5	28.8
Income taxes receivable	16.7	17.0
Other current assets	37.8	22.4
Total current assets	259.4	241.5
Property and equipment, net	866.5	757.5
Investment in and advances to unconsolidated affiliates	625.7	108.1
Goodwill	363.8	338.0
Other intangible assets, net	345.0	264.0
Other assets	18.1	16.1
Total assets	$2,478.5	$1,725.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72.1	$47.0
Purses payable	16.1	15.8
Account wagering deposit liabilities	30.7	29.6
Accrued expense	78.0	89.8
Current deferred revenue	96.8	47.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	22.5
Total current liabilities	297.7	256.6
Long-term debt, net of current maturities and loan origination fees	386.5	387.3
Notes payable, net of debt issuance costs	1,084.3	493.0
Non-current deferred revenue	21.0	21.1
Deferred income taxes	194.0	78.2
Other liabilities	38.1	15.7
Total liabilities	2,021.6	1,251.9
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 40.2 shares issued and outstanding at March 31, 2019 and 40.4 shares at December 31, 2018	—	—
Retained earnings	457.8	474.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	456.9	473.3
Total liabilities and shareholders' equity	$2,478.5	$1,725.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$473.3
Net income			11.6		11.6
Repurchase of common stock	(0.3)	(4.7)	(27.9)		(32.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		4.7			4.7
Adoption of ASC 842			(0.3)		(0.3)
Other			0.2		0.2
Balance, March 31, 2019	40.2	$—	$457.8	$(0.9)	$456.9

	Three Months Ended March 31, 2018
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2017	46.2	$7.3	$634.3	$(1.3)	$640.3
Net income			182.0		182.0
Issuance of common stock	0.1	—			—
Repurchase of common stock	(5.8)	(13.5)	(500.9)		(514.4)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		6.2			6.2
Adoption of ASC 606			29.7		29.7
Other				0.4	0.4
Balance, March 31, 2018	40.6	$—	$345.1	$(0.9)	$344.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$11.6	$182.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.8	13.8
Gain on sale of Big Fish Games	—	(219.5)
Distributions from unconsolidated affiliates	6.0	4.5
Equity in income of unconsolidated affiliates	(4.1)	(6.5)
Stock-based compensation	4.7	6.2
Deferred income taxes	6.4	2.1
Other	0.4	(3.2)
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Income taxes	0.3	52.4
Deferred revenue	46.2	35.8
Other assets and liabilities	(22.0)	(11.7)
Net cash provided by operating activities	70.3	55.9
Cash flows from investing activities:
Capital maintenance expenditures	(13.9)	(7.5)
Capital project expenditures	(14.2)	(26.5)
Acquisition of businesses, net of cash acquired	(171.3)	—
Proceeds from sale of Big Fish Games	—	970.7
Investments in and advances to unconsolidated affiliates	(409.8)	—
Other	(9.9)	—
Net cash (used in) provided by investing activities	(619.1)	936.7
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,231.9	100.9
Repayments of borrowings under long-term debt obligations	(632.9)	(343.9)
Big Fish Games earnout payment	—	(31.8)
Big Fish Games deferred payment	—	(26.4)
Payment of dividends	(22.2)	(23.7)
Repurchase of common stock	(34.1)	(514.4)
Debt issuance costs	(7.5)	—
Other	(2.3)	(4.5)
Net cash provided by (used in) financing activities	532.9	(843.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15.9)	148.8
Effect of exchange rate changes on cash flows	—	(0.1)
Cash, cash equivalents and restricted cash, beginning of period	173.3	85.5
Cash, cash equivalents and restricted cash, end of period	$157.4	$234.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18.8	$4.6
Income taxes	0.5	0.2
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	3.7	6.3
Deferred tax liability assumed from equity investment	109.6	—
Repurchase of common stock included in accrued expenses	1.0	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The Churchill Downs Incorporated (the "Company", "we", "us", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
Segments
During the first quarter of 2019, we realigned our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth in our Churchill Downs Racetrack and Derby City Gaming business and our casino and associated racing businesses, which resulted in our chief operating decision maker's decision to realign our operating segments primarily based on the regulatory licenses governing each business. Since each of these individual businesses operates under single or interdependent licenses, each of these businesses represents an operating segment. As our TwinSpires business and online sports betting and iGaming businesses are managed together, these businesses represent an operating segment. For financial reporting purposes, we aggregate our operating segments that are similar into three reportable segments as follows:

•	Churchill Downs
The Churchill Downs segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and Derby City Gaming.
Churchill Downs Racetrack is the home of The Kentucky Derby and conducts live racing during the year. Derby City Gaming is a historical racing machine facility that operates under the Churchill Downs pari-mutuel racing license at its ancillary training facility in Louisville, Kentucky.
Churchill Downs Racetrack and Derby City Gaming earn commissions primarily from pari-mutuel wagering on live races at Churchill Downs and on historical races at Derby City Gaming; simulcast fees earned from other wagering sites; admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services (collectively "racing event-related services"), as well as food and beverage services.

•	Online Wagering
The Online Wagering segment includes the revenue and expenses for the TwinSpires business ("TwinSpires") and the online Sports Betting and iGaming business.
TwinSpires operates our online horseracing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; high dollar wagering by international customers ("Velocity"); and horseracing statistical data generated by our information business that provides data information and processing services to the equine industry ("Brisnet").
Our Sports Betting and iGaming business includes the online BetAmerica sports betting and casino gaming operations.

•	Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack or Jai Alai facilities which support the casino license as applicable. The Gaming segment has approximately 11,000 slot machines and video lottery terminals ("VLTs") located in eight states.
The Gaming segment revenue and expenses includes the following properties:

–	Calder Casino and Racing ("Calder")

–	Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")

–	Harlow’s Casino Resort and Spa ("Harlow's")

–	Lady Luck Casino Nemacolin management agreement ("Lady Luck Nemacolin")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

–	Ocean Downs Casino and Racetrack ("Ocean Downs")

–	Oxford Casino and Hotel ("Oxford")

–	Presque Isle Downs and Casino ("Presque Isle")

–	Riverwalk Casino Hotel ("Riverwalk")
The Gaming segment also includes net income for our ownership portion of the Company’s equity investments in the following:

–	61.3% equity investment in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines")

–	50% equity investment in Miami Valley Gaming and Racing ("MVG")
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and / or other miscellaneous operations.
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:

•	Arlington International Racecourse ("Arlington")

•	United Tote
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in the accompanying condensed consolidated statements of comprehensive income. The prior year results were reclassified to conform to this presentation.
Effective January 1, 2019, the Company does not allocate corporate and other related expenses to the reportable segments in the accompanying condensed consolidated statements of comprehensive income. The prior year results in the accompanying consolidated statements of comprehensive income were reclassified to conform to this presentation.
Acquisitions of Presque Isle and Lady Luck Nemacolin
On January 11, 2019, we completed the previously announced acquisition of Presque Isle located in Erie, Pennsylvania from Eldorado Resorts, Inc. ("ERI") for cash consideration of $178.9 million, subject to certain working capital and other purchase price adjustments (the "Presque Isle Transaction").
On March 8, 2019, the Company completed the previously announced acquisition of Lady Luck Nemacolin in Farmington, Pennsylvania, by which we assumed management and acquired certain assets related to the management of Lady Luck Nemacolin from ERI for cash consideration of $100,000 (the "Lady Luck Nemacolin Transaction").
Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On October 31, 2018, the Company announced that it had entered into a definitive purchase agreement pursuant to which the Company acquired certain ownership interests of Midwest Gaming, the parent company of Rivers Des Plaines in Des Plaines, Illinois, for cash (the "Sale Transaction").
The Sale Transaction was comprised of (i) the Company’s purchase of 100% of the ownership stake in Midwest Gaming held by affiliates and co-investors of Clairvest Group Inc. ("Clairvest") for approximately $291.0 million and (ii) the Company’s offer to purchase, on the same terms, additional units of Midwest Gaming held by High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors") (collectively, the "Sellers"). On March 5, 2019, the Company completed the Sale Transaction.
Following the closing of the Sale Transaction, the parties entered into a recapitalization transaction pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from new credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors (the "Recapitalization" and together with the Sale Transaction, the "Transactions").
Based on the results of the purchase of the Clairvest ownership stake and the purchase, on the same terms, of additional units held by High Plaines and Casino Investors, the Company acquired, at the closing of the Sale Transaction, approximately 42% of Midwest Gaming for aggregate cash consideration of approximately $406.6 million. As a result of the Recapitalization on March 6, 2019, the Company's ownership of Midwest Gaming increased to 61.3%.
The total aggregate cash consideration paid at closing of the Sale Transaction was $409.8 million, which included $3.2 million for certain transaction costs of the Sellers. We recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Refer to Note 12, Investments in and Advances to Unconsolidated Affiliates, for further information on the Transactions.
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
The Big Fish Games segment and related Big Fish Transaction meet the criteria for discontinued operation presentation. Accordingly, the condensed consolidated statements of comprehensive income and the notes to financial statements reflect the Big Fish Games segment as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The condensed consolidated statements of cash flows include both continuing and discontinued operations. Refer to Note 5, Discontinued Operations, for further information on the discontinued operations relating to the Big Fish Transaction.
Stock Split
On October 31, 2018, the Company announced a three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. The additional shares resulting from the Stock Split were distributed on January 25, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the Stock Split.
Seasonality
Churchill Downs
Due to the seasonal nature of our live racing business at Churchill Downs, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, the majority of our live racing revenue occurs during the second quarter.
Online Wagering
Due to the seasonal nature of the racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, our revenue is higher in the second quarter with the running of the Kentucky Derby and the Kentucky Oaks.
Gaming
Revenue from the properties in our Gaming segment has a seasonal component and is typically higher during the first and second quarters.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncement - Adopted on January 1, 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, and subsequently has issued additional guidance (collectively, "ASC 842"), which requires companies to generally recognize operating and financing lease liabilities and corresponding right-of-use assets ("ROUAs") on the balance sheet. We adopted ASC 842 on January 1, 2019 using the modified transition method. As part of the transition to ASC 842, we elected the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We recognized the cumulative effect of applying ASC 842 as an opening balance sheet adjustment at January 1, 2019. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.
The adoption of ASC 842 had no impact on our accompanying condensed consolidated statements of comprehensive income or statements of cash flows. Due to the adoption of ASC 842, we recognized operating lease ROUAs and lease liabilities for our operating leases with lease terms greater than one year. We do not have any material finance leases or any material operating leases where we are the lessor. We expect the adoption of ASC 842 will not materially impact our results of operations, financial condition, or cash flows on an ongoing basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cumulative effects of the changes made to our accompanying condensed consolidated balance sheets as of January 1, 2019 for the adoption of ASC 842 were as follows:

(in millions)	As Reported at December 31, 2018	Adoption of ASC 842	Balance at January 1, 2019
ASSETS
Other current assets	$22.4	$(0.3)	$22.1
Property and equipment, net	757.5	25.3	782.8

LIABILITIES
Accrued expense	89.8	3.8	93.6
Other liabilities	15.7	21.5	37.2

SHAREHOLDERS' EQUITY
Retained earnings	474.2	(0.3)	473.9

Recent Accounting Pronouncements - effective in 2020 or thereafter
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other: Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The guidance is effective in 2020 with early adoption permitted and may be applied prospectively or retrospectively. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.
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
3. SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policy for leases, which was updated as a result of our adoption of ASC 842 on January 1, 2019, as described in Note 2, Recent Accounting Pronouncements, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in property and equipment, net; accrued expense; and other liabilities on our condensed consolidated balance sheets.
Operating lease ROUAs and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The operating lease ROUAs also include any lease payments made prior to commencement and exclude lease incentives and initial direct costs incurred. Our lease terms include all non-cancelable periods and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As an accounting policy, we generally do not separate lease and non-lease components for our lease contracts. We do not apply the ROUA and leases liability recognition requirements to short-term leases.
4. ACQUISITIONS
Presque Isle
On January 11, 2019, the Company completed the Presque Isle Transaction, which had a cash purchase price of $178.9 million, subject to certain working capital and other purchase price adjustments, which preliminarily totaled $0.8 million. The fair values of the Presque Isle Transaction were based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The primary areas of the preliminary valuations that are not yet finalized relate to the amounts for income taxes, intangible assets, working capital adjustments, and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $8.4 million, at the date of the acquisition.

(in millions)	Total
Current assets	$2.5
Property and equipment	78.5
Goodwill	25.8
Intangible assets	71.2
Current liabilities	(6.1)
Non-current liabilities	(0.6)
$171.3

The preliminary fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Gaming rights	$56.0	N/A
Trademark	15.2	N/A
Total intangible assets	$71.2

Current assets and current liabilities were valued at the existing carrying values as these items are short term in nature and represent management's estimated fair value of the respective items at January 11, 2019.
The property and equipment acquired primarily relates to land, buildings, equipment, and furniture and fixtures. The fair value of the land was determined using the market approach and the fair values of the remaining property and equipment were primarily determined using the cost replacement method which is based on replacement or reproduction costs of the assets.
The fair value of the Presque Isle gaming rights was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses and start-up costs of Presque Isle were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights. The renewal of the gaming rights in Pennsylvania is subject to various legal requirements. However, the Company's historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew its gaming rights in Pennsylvania.
The trademark intangible asset was valued using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. The trademark was assigned an indefinite useful life based on the Company’s intention to keep the Presque Isle name for an indefinite period of time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill of $25.8 million was recognized due to the expected contribution of Presque Isle to the Company's overall business strategy. The goodwill was assigned to the Gaming segment and is deductible for tax purposes.
For the period from the Presque Isle Transaction on January 11, 2019 through March 31, 2019, net revenue was $29.7 million, and net income was not material for the period.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of Presque Isle occurred as of January 1, 2018. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2018. The unaudited pro forma net income giving effect to the Presque Isle Transaction was not materially different than our historical net income.

	Three Months Ended March 31,
(in millions)	2019	2018
Net revenue	$268.6	$222.5

Lady Luck Nemacolin
On March 8, 2019, we completed the Lady Luck Nemacolin Transaction, by which we assumed management and acquired certain assets related to the management of Lady Luck Nemacolin from ERI for cash consideration of $100,000. The Lady Luck Nemacolin Transaction did not meet the definition of a business and therefore was accounted for as an asset acquisition. The net assets acquired in conjunction with the Lady Luck Nemacolin Transaction were not material.
Ocean Downs
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
On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of the equity interests of Ocean Downs. We therefore consolidated Ocean Downs as of the transaction date. Upon the closing of the Ocean Downs/Saratoga Transaction, the Company no longer has an equity interest or management involvement in Saratoga New York or Saratoga Colorado. Prior to the Ocean Downs/Saratoga Transaction, the Company held an effective 62.5% ownership interest in Ocean Downs, and a 25% ownership interest in Saratoga New York and Saratoga Colorado, all of which were accounted for under the equity method. The consideration transferred to SCH to acquire the remaining interest in Ocean Downs was the Company's equity investments in Saratoga New York and Saratoga Colorado, which had an aggregate fair value of $47.8 million at the acquisition date. Under the acquisition method, the fair values of the consideration transferred and the Company's equity method investment in Ocean Downs, which had a fair value of $80.5 million at the acquisition date, were allocated to the assets acquired and liabilities assumed in the Ocean Downs/Saratoga Transaction. The Company's carrying values in these equity method investments were significantly less than the fair values, resulting in a pre-tax gain of $54.9 million, which is included in the accompanying consolidated statements of comprehensive income. The fair value of the Company's equity method investments in Ocean Downs, Saratoga New York, and Saratoga Colorado was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of the remaining 50% interest in Ocean Downs occurred as of January 1, 2018. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2018. The unaudited pro forma net income giving effect to the Ocean Downs/Saratoga Transaction was not materially different than our historical net income.

Three Months Ended March 31,
(in millions)	2018
Net revenue	$206.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. DISCONTINUED OPERATIONS
On January 9, 2018, the Company completed the Big Fish Transaction, which had a purchase price of $990.0 million. The Company received cash proceeds of $970.7 million, which was net of $5.2 million of working capital adjustments and $14.1 million of transaction costs. The Company derecognized the following upon the Big Fish Transaction:

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

The Company recognized a gain of $219.5 million upon the sale recorded in income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2018. The gain consisted of cash proceeds of $970.7 million offset by the carrying value of Big Fish Games of $751.2 million. The income tax provision on the gain was $51.2 million, resulting in an after tax gain of $168.3 million.
The following table presents the financial results of Big Fish Games included in "(loss) income from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
(in millions)	2019	2018
Net revenue	$—	$13.2

Operating expenses	—	8.4
Selling, general and administrative expense	0.4	4.3
Research and development	—	0.9
Total operating expense	0.4	13.6
Operating loss	(0.4)	(0.4)
Other income (expense)
Gain on sale of Big Fish Games	—	219.5
Other expense	—	(0.1)
Total other income (expense)	—	219.4
(Loss) income from discontinued operations before provision for income taxes	(0.4)	219.0
Income tax benefit (provision)	0.1	(51.1)
(Loss) income from discontinued operations, net of tax	$(0.3)	$167.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation
For the three months ended March 31, 2018, the Company recognized $3.4 million of stock-based compensation expense related to Big Fish Games, which included the impact of the accelerated vesting dates of restricted stock awards held by Big Fish Games' employees in conjunction with the Big Fish Transaction.
Earnout Liabilities
As of December 31, 2017, we had $34.2 million of deferred earnout consideration and $28.4 million of deferred payments due to the founder of Big Fish Games, both of which were paid on January 3, 2018.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
In the first quarter of 2019, we realigned our segments as described in Note 1, Description of Business. This change resulted in the allocation of the previous Racing segment goodwill balance of $51.7 million as follows: $49.7 million to the Churchill Downs segment, $1.0 million to the Gaming segment, and $1.0 million to All Other, based on the relative fair value approach. The Company evaluated whether an interim goodwill impairment test should be performed as a result of our segment changes. Based on this evaluation, the Company determined this event did not indicate it was more likely than not that a goodwill impairment exists.
Goodwill, by segment, is comprised of the following:

	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2018	$49.7	$148.2	$139.1	$1.0	$338.0
Additions	—	—	25.8	—	25.8
Balances as of March 31, 2019	$49.7	$148.2	$164.9	$1.0	$363.8

During the first quarter of 2019, we established goodwill of $25.8 million related to the Presque Isle Transaction.
Other intangible assets are comprised of the following:

	March 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$32.1	$(15.3)	$16.8	$32.1	$(14.1)	$18.0
Indefinite-lived intangible assets			328.2			246.0
Total			$345.0			$264.0

During the first quarter of 2019, we established indefinite-lived assets of $56.0 million for gaming rights and $15.2 million for trademarks related to the Presque Isle Transaction. We also established indefinite-lived assets of $8.0 million for online gaming rights in Pennsylvania during first quarter of 2019 related to our Online Wagering operations, as well as indefinite-lived assets of $3.0 million for gaming rights related to our Gaming segment.
7. INCOME TAXES
The Company’s effective income tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to a $2.8 million non-cash tax impact from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior year quarter, as well as state income taxes and certain expenses that are not deductible for income tax purposes. These increases were partially offset by tax benefits resulting from tax deductions from vesting of restricted stock units in excess of book deductions.
The Company's effective income tax rate for the three months ended March 31, 2018 was lower than the U.S. federal statutory rate of 21.0% due a tax benefit resulting from tax deductions from vesting restricted stock units in excess of book deductions that were recognized. This benefit was partially offset by state income taxes and certain expenses that are not deductible for the purposes of income taxes.
We also recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership. Refer to Note 12, Investments in and Advances to Unconsolidated Affiliates, for further information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. SHAREHOLDERS’ EQUITY
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
For the three months ended March 31, 2019, we repurchased 282,416 shares of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $25.0 million, based on trade date. We had approximately $243.0 million of repurchase authority remaining under this program at March 31, 2019, based on trade date. As of March 31, 2019, we accrued $1.0 million for cash settlement for repurchases of our common stock compared to $2.5 million at December 31, 2018.
For the three months ended March 31, 2019, we repurchased 79,233 shares of our common stock related to employee vestings of stock-based compensation at a total cost of $7.6 million.
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
9. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan"), and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $4.7 million for the three months ended March 31, 2019 and $2.8 million for the three months ended March 31, 2018. Stock-based compensation expense for Big Fish Games included as a discontinued operation in the accompanying condensed consolidated statements of comprehensive income was $3.4 million for the three months ended March 31, 2018.
During the three months ended March 31, 2019, the Company awarded RSAs to employees and RSUs and PSUs to certain named executive officers. The vesting criteria for the PSU awards granted in 2019 were based on a three year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs, and PSUs granted during 2019 is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Shares/Units Awarded	Vesting Terms

2019	RSA	64	Vest equally over three service periods ending in 2020, 2021, and 2022
2019	RSU	55	Vest equally over three service periods ending in 2019, 2020, and 2021
2019	PSU	53	Three year performance and service period ending in 2021

10. DEBT
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The Company used the net proceeds from the offering to repay our outstanding balance on our 2017 Senior Secured credit agreement (the "2017 Credit Agreement"). In connection with the offering, we capitalized $9.0 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount of the 2027 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture. In addition, at any time prior to April 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price equal to 105.50% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2027 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2027 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 25, 2019.
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2019, the Churchill Downs segment had remaining performance obligations, on contracts with a duration greater than one year, with an aggregate transaction price of $193.4 million. The revenue we expect to recognize on these remaining performance obligations is $54.4 million for the remainder of 2019, $38.0 million in 2020, $29.0 million in 2021, and the remainder thereafter.
As of March 31, 2019, our remaining performance obligations in segments other than Churchill Downs were not material.
Contract Assets and Contract Liabilities
As of March 31, 2019 and December 31, 2018, contract assets were not material.
As of March 31, 2019 and December 31, 2018, contract liabilities were $121.9 million and $69.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Churchill Downs segment and the increase during the first quarter of 2019 was primarily due to cash payments received for unfulfilled performance obligations. We recognized $2.7 million of revenue during the three months ended March 31, 2019 that was included in the contract liabilities balance at December 31, 2018.
Disaggregation of Revenue
In Note 17, Segment Information, the Company has included its disaggregated revenue disclosures as follows:

•
For the Churchill Downs segment, revenue is disaggregated between Churchill Downs Racetrack and Derby City Gaming given that Churchill Downs Racetrack's revenues primarily revolve around live racing events while Derby City Gaming's revenues primarily revolve around historical racing events. Within the Churchill Downs segment, revenue is further disaggregated between live and simulcast racing, historical racing, racing event-related services, and other services.

•
For the Online Wagering segment, revenue is disaggregated between the TwinSpires business and online sports betting and iGaming business given that TwinSpires' revenue is primarily related to online pari-mutuel wagering on live race events while online sports betting and iGaming revenue relates to casino gaming service offerings.   Online sports betting and iGaming service offerings are currently nominal. Within the Online Wagering segment, revenue is further disaggregated between live and simulcast racing, gaming, and other services.

•
For the Gaming segment, revenue is disaggregated by location given the geographic economic factors that affect the revenue of Gaming service offerings. Within the Gaming segment, revenue is further disaggregated between live and simulcast racing, racing event-related services, gaming, and other services.

We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors.
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Midwest Gaming
On March 5, 2019, the Company completed the Sale Transaction to acquire approximately 42% of Midwest Gaming for aggregate cash consideration of approximately $406.6 million. Following the closing of the Sale Transaction, the parties entered into a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recapitalization pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from new credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%.
The total aggregate cash consideration paid at closing of the Sale Transaction was $409.8 million, which included $3.2 million for certain transaction costs of the Sellers. We recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership.
High Plaines retained ownership of 36% and Casino Investors retained ownership of 2.7%. A new LLC agreement was entered into by all members as a result of the change in ownership structure. Under the new LLC agreement, both the Company and High Plaines have participating rights over Midwest Gaming, and both must consent to Midwest Gaming's operating, investing and financing decisions. As a result, we account for Midwest Gaming using the equity method.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates. The three months ended March 31, 2019 summarized income statement information and March 31, 2019 summarized balance sheet information includes the following equity investments: MVG, Midwest Gaming from the transaction date of March 5, 2019, and two other immaterial joint ventures. The three months ended March 31, 2018 summarized income statement information includes the following equity investments: MVG, Saratoga New York, Saratoga Colorado, Ocean Downs, and two other immaterial joint ventures. December 31, 2018 summarized balance sheet information included MVG and two other immaterial joint ventures.

	Three Months Ended March 31,
(in millions)	2019	2018
Net revenue	$89.5	$107.4

Operating and SG&A expense	61.0	84.1
Depreciation and amortization	2.2	6.6
Total operating expense	63.2	90.7
Operating income	26.3	16.7
Interest and other, net	(17.0)	(2.9)
Net income	$9.3	$13.8

(in millions)	March 31, 2019	December 31, 2018
Assets
Current assets	$67.1	$24.0
Property and equipment, net	243.6	95.7
Other assets, net	235.4	106.7
Total assets	$546.1	$226.4

Liabilities and Members' Equity
Current liabilities	$87.2	$21.2
Long-term debt	752.3	—
Other liabilities	7.5	—
Members' equity	(300.9)	205.2
Total liabilities and members' equity	$546.1	$226.4

13. LEASES
Our operating leases with terms greater than one year are primarily related to buildings and land. Our operating leases with terms less than one year are primarily related to equipment. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

periodically for inflation. As of March 31, 2019, operating lease ROUAs included in property and equipment, net were $25.3 million.
The components of total lease cost were as follows:

(in millions)	Three Months Ended March 31, 2019
Short-term lease cost (a) (b)	$2.5
Operating lease cost (b)	1.5
Total lease cost	$4.0
(a) Includes leases with terms of one month or less
(b) Includes variable lease costs, which were not material
Other information related to operating leases was as follows:

(in millions, except lease term and discount rate)	Three Months Ended March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1.0

ROUAs obtained in exchange for lease obligations	$0.8

Weighted average remaining lease term	7.2 years

Weighted average discount rate	4.0%

As of March 31, 2019, future minimum operating lease payments on non-cancelable leases were as follows (in millions):

Years Ended December 31,	Totals
2019 (excludes three months ended March 31, 2019)	$4.1
2020	4.9
2021	4.3
2022	3.3
2023	3.0
Thereafter	11.2
Total future minimum lease payments	30.8
Less: Imputed interest	4.0
Present value of lease liabilities	$26.8

Reported lease liabilities as of March 31, 2019
Accrued expense (current maturities of leases)	$4.3
Other liabilities (non-current maturities of leases)	22.5
Present value of lease liabilities	$26.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As required by ASC 842, the future minimum operating lease payments on non-cancelable leases as of December 31, 2018 under the accounting standards in effect as of that period were as follows (in millions):

Years Ended December 31,

2019	$5.0
2020	4.5
2021	3.8
2022	3.1
2023	3.0
Thereafter	11.2
Total	$30.6

14. FAIR VALUE OF ASSETS AND LIABILITIES
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate.
Restricted Cash
Our restricted cash accounts that are held in interest-bearing accounts qualify for Level 1 in the fair value hierarchy, which includes unadjusted quoted market prices in active markets for identical assets.
Debt
The fair value of the Company’s 4.75% Senior Notes due 2028 (the "2028 Senior Notes") and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair value of the Company's Senior Secured Term Loan B due 2024 (the "Term Loan B") approximates its gross carrying value as it is variable rate debt and as such is a Level 2 measurement.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	37.7	$37.7	$37.7	$—	$—
Financial liabilities:
Term Loan B	390.5	395.0	—	395.0	—
2027 Senior Notes	591.0	607.7	—	607.7	—
2028 Senior Notes	493.3	476.9	—	476.9	—

	December 31, 2018
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	40.0	$40.0	$40.0	$—	$—
Financial liabilities:
Term Loan B	391.3	396.0	—	396.0	—
2028 Senior Notes	493.0	452.4	—	452.4	—

15. CONTINGENCIES
We are involved in litigation arising in the ordinary course of conducting business. We carry insurance for workers' compensation claims from our employees and general liability for claims from independent contractors, customers and guests. We are self-insured up to an aggregate stop loss for our general liability and workers' compensation coverages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
16. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Numerator for basic net income per common share:
Net income from continuing operations	$11.9	$14.1
Net (loss) income from discontinued operations	(0.3)	167.9
Numerator for basic net income per common share	$11.6	$182.0

Numerator for diluted net income from continuing operations per common share	$11.9	$14.1
Numerator for diluted net income per common share:	$11.6	$182.0

Denominator for net income per common share:
Basic	40.4	43.3
Plus dilutive effect of stock awards	0.2	0.2
Diluted	40.6	43.5

Net income (loss) per common share data:
Basic
Continuing operations	$0.30	$0.33
Discontinued operations	$(0.01)	$3.87
Net income per common share - basic	$0.29	$4.20

Diluted
Continuing operations	$0.30	$0.32
Discontinued operations	$(0.01)	$3.86
Net income per common share - diluted	$0.29	$4.18

17. SEGMENT INFORMATION
We manage our operations through three reportable segments: Churchill Downs, Online Wagering and Gaming. Refer to Note 1, Description of Business, for further information on the changes we made to our segments during the first quarter of 2019. Accordingly, prior year amounts in this Form 10-Q have been reclassified to conform to this presentation.
Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;

•	Calder Racing exit costs; and

•	Other transaction expense, including legal, accounting, and other deal-related expense;

•	Stock-based compensation expense;

•	Recapitalization costs related to the Midwest Gaming transaction;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
We utilize the Adjusted EBITDA metric to provide a more accurate measure of our core operating results and enable management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income.
Effective January 1, 2019, the Company does not allocate corporate and other related expenses to the operating segments in the accompanying condensed consolidated statements of comprehensive income. Accordingly, the prior year amounts in the accompanying consolidated statements of comprehensive income were reclassified to conform to this presentation.
The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive income to Adjusted EBITDA:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$2.3	$2.0
Derby City Gaming	18.7	—
Total Churchill Downs	21.0	2.0
Online Wagering:
TwinSpires	63.0	63.2
Online Sports Betting and iGaming	0.1	—
Total Online Wagering	63.1	63.2
Gaming:
Oxford	23.9	24.2
Calder	25.4	24.9
Riverwalk	16.3	14.4
Harlow’s	15.3	13.3
Fair Grounds and VSI	37.5	34.4
Ocean Downs	18.4	—
Presque Isle	29.7	—
Lady Luck Nemacolin	2.3	—
Saratoga	—	0.3
Total Gaming	168.8	111.5
All Other	12.5	12.6
Net revenue from external customers	$265.4	$189.3

	Three Months Ended March 31,
(in millions)	2019	2018
Intercompany net revenue:
Churchill Downs	$0.4	$0.3
Online Wagering	0.3	0.4
Gaming	1.3	1.0
All Other	2.2	2.4
Eliminations	(4.2)	(4.1)
Intercompany net revenue	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$1.4	$60.5	$12.2	$74.1	$7.5	$81.6
Historical racing	17.7	—	—	17.7	—	17.7
Racing event-related services	—	—	1.5	1.5	—	1.5
Gaming	—	0.1	146.6	146.7	—	146.7
Other	1.9	2.5	8.5	12.9	5.0	17.9
Total	$21.0	$63.1	$168.8	$252.9	$12.5	$265.4

	Three Months Ended March 31, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$1.3	$61.0	$10.6	$72.9	$7.9	$80.8
Historical racing	—	—	—	—	—	—
Racing event-related services	—	—	1.4	1.4	—	1.4
Gaming	—	—	93.9	93.9	—	93.9
Other	0.7	2.2	5.6	8.5	4.7	13.2
Total	$2.0	$63.2	$111.5	$176.7	$12.6	$189.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$21.4	$63.4	$170.1

Taxes & purses	(6.2)	(3.3)	(65.0)
Marketing & advertising	(1.1)	(1.0)	(5.1)
Salaries & benefits	(5.2)	(2.5)	(24.5)
Content expense	(0.5)	(32.1)	(1.2)
SG&A expense	(1.7)	(1.8)	(6.4)
Other operating expense	(5.3)	(5.8)	(19.0)
Other income	—	—	15.9
Adjusted EBITDA by segment	$1.4	$16.9	$64.8

	Three Months Ended March 31, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$2.3	$63.6	$112.5

Taxes & purses	(0.7)	(3.4)	(38.0)
Marketing & advertising	(0.3)	(0.8)	(3.6)
Salaries & benefits	(3.1)	(2.1)	(16.9)
Content expense	(0.4)	(32.2)	(0.9)
SG&A expense	(1.0)	(1.4)	(3.8)
Other operating expense	(2.8)	(5.8)	(13.7)
Other income	—	—	10.8
Adjusted EBITDA by segment	$(6.0)	$17.9	$46.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$11.6	$182.4
Foreign currency translation, net of tax	—	(0.6)
Change in pension benefits, net of tax	—	0.2
Net income	11.6	182.0
Loss (income) from discontinued operations, net of tax	0.3	(167.9)
Income from continuing operations, net of tax	11.9	14.1

Additions:
Depreciation and amortization	20.8	13.8
Interest expense	13.7	9.6
Income tax provision	6.5	2.6
EBITDA	$52.9	$40.1

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$4.7	$2.8
Other charges	0.5	—
Pre-opening expense	1.3	0.6
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	3.5	4.3
Recapitalization costs related to Midwest Gaming	8.2	—
Transaction expense, net	3.5	1.4
Total adjustments to EBITDA	21.7	9.1
Adjusted EBITDA	$74.6	$49.2

Adjusted EBITDA by segment:
Churchill Downs	$1.4	$(6.0)
Online Wagering	16.9	17.9
Gaming	64.8	46.4
Total segment Adjusted EBITDA	83.1	58.3
All Other	(8.5)	(9.1)
Total Adjusted EBITDA	$74.6	$49.2

The table below presents information about equity in income of unconsolidated investments included in our reported segments:

	Three Months Ended March 31,
(in millions)	2019	2018
Gaming	$4.1	$6.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	March 31, 2019	December 31, 2018
Total assets:
Churchill Downs	$367.7	$359.6
Online Wagering	237.4	222.8
Gaming	1,603.8	877.1
Total segment assets	2,208.9	1,459.5
All Other	269.6	265.7
Total assets	$2,478.5	$1,725.2

The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2019	2018
Capital expenditures:
Churchill Downs	$9.6	$26.2
Online Wagering	11.5	2.3
Gaming	2.5	4.0
Total segment capital expenditures	23.6	32.5
All Other	4.5	1.5
Total capital expenditures	$28.1	$34.0

18. SUBSEQUENT EVENT
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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following: the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit; additional or increased taxes and fees; public perceptions or lack of confidence in the integrity of our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations; online security risk, including cyber-security breaches; inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; increases in insurance costs and inability to obtain similar insurance coverage in the future; inability to identify and complete acquisition, expansion or divestiture projects, on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; number of people attending and wagering on live horse races; inability to respond to rapid technological changes in a timely manner; inadvertent infringement of the intellectual property of others; inability to protect our own intellectual property rights; payment-related risks, such as risk associated with fraudulent credit card and debit card use; compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations; work stoppages and labor issues; difficulty in attracting a sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; our inability to utilize and provide totalisator services; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; changes in regulatory environment of our online horseracing business; increase in competition in our online horseracing; uncertainty and changes in the legal landscape relating to our online wagering business; legalization of online sports betting and iGaming in the United States and our ability to predict and capitalize on any such legalization; inability to expand our sports betting operations and effectively compete; failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment with respect to our mobile and online wagering products; increased competition in our casino business; changes in regulatory environment of our casino business; development and expansion of casinos is costly and susceptible to delays, cost overruns and other uncertainties; and concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Our Business
Executive Overview
We are an industry-leading racing, online and gaming entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate the largest legal online account wagering platform for horseracing in the U.S., through our TwinSpires business. We are also a leader in brick-and-mortar casino gaming with approximately 11,000 slot machines and video lottery terminals ("VLTs") and approximately 200 table games in eight states. In August 2018, we launched our BetAmerica Sportsbook at our two Mississippi casino properties and have announced our plans to enter additional U.S. sports betting and iGaming markets. Derby City Gaming, the first historical machine ("HRM") facility in Louisville, Kentucky, was opened in September 2018 with 900 HRM machines. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Segments
During the first quarter of 2019, we realigned our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Refer to Note 1, Description of Business, to our condensed consolidated financial statements for further information. For financial reporting purposes, we aggregate our operating segments into three reportable segments as follows:

•	Churchill Downs
The Churchill Downs segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and Derby City Gaming.
Churchill Downs Racetrack is the home of The Kentucky Derby and conducts live racing during the year. Derby City Gaming is a historical racing machine facility that operates under the Churchill Downs pari-mutuel racing license at its ancillary training facility in Louisville, Kentucky.
Churchill Downs Racetrack and Derby City Gaming earn commissions primarily from pari-mutuel wagering on live races at Churchill Downs and on historical races at Derby City Gaming; simulcast fees earned form other wagering sites; admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services (collectively "racing event-related services"), as well as food and beverage services.

•	Online Wagering
The Online Wagering segment includes the revenue and expenses for the TwinSpires business ("TwinSpires") and the online Sports Betting and iGaming business.
TwinSpires operates our online horseracing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; high dollar wagering by international customers ("Velocity"); and horseracing statistical data generated by our information business that provides data information and processing services to the equine industry ("Brisnet").
Our Sports Betting and iGaming business includes the online BetAmerica sports betting and casino gaming operations.

•	Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack or Jai Alai facilities which support the casino license. The Gaming segment has approximately 11,000 slot machines and VLTs located in eight states.
The Gaming segment revenue and Adjusted EBITDA includes the following properties:

–	Calder Casino and Racing ("Calder")

–	Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")

–	Harlow’s Casino Resort and Spa ("Harlow's")

–	Lady Luck Nemacolin management agreement ("Lady Luck Nemacolin")

–	Ocean Downs Casino and Racetrack ("Ocean Downs")

–	Oxford Casino and Hotel ("Oxford")

–	Presque Isle Downs and Casino ("Presque Isle")

–	Riverwalk Casino Hotel ("Riverwalk")
The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:

–	61.3% equity investment in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines")

–	50% equity investment in Miami Valley Gaming and Racing ("MVG")

The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and / or other miscellaneous operations.
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:

•	Arlington International Race Course ("Arlington")

•	United Tote
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in the accompanying condensed consolidated statements of comprehensive income. The prior year results were reclassified to conform to this presentation.
Effective January 1, 2019, the Company does not allocate corporate and other related expenses to the operating segments in the accompanying condensed consolidated statements of comprehensive income. The prior year results in the accompanying consolidated statements of comprehensive income were reclassified to conform to this presentation.
Acquisitions of Presque Isle and Lady Luck Nemacolin
On January 11, 2019, we completed the previously announced acquisition of Presque Isle located in Erie, Pennsylvania, from Eldorado Resorts, Inc. ("ERI") for cash consideration of $178.9 million, subject to certain working capital and other purchase price adjustments ("Presque Isle Transaction").
On March 8, 2019, the Company completed the previously announced acquisition of Lady Luck Nemacolin in Farmington, Pennsylvania and acquired certain assets related to the management of Lady Luck Nemacolin from ERI for cash consideration of $100,000 (the "Lady Luck Nemacolin Transaction").
Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On October 31, 2018, the Company announced that it had entered into a definitive purchase agreement pursuant to which the Company acquired certain ownership interests of Midwest Gaming, the parent company of Rivers Des Plaines in Des Plaines, Illinois, for cash (the "Sale Transaction").
The Sale Transaction was comprised of (i) the Company’s purchase of 100% of the ownership stake in Midwest Gaming held by affiliates and co-investors of Clairvest Group Inc. ("Clairvest") for approximately $291.0 million and (ii) the Company’s offer to purchase, on the same terms, additional units of Midwest Gaming held by High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors") (collectively, the "Sellers"). On March 5, 2019, the Company completed the Sale Transaction.
Following the closing of the Sale Transaction, the parties entered into a recapitalization transaction pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from new credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors (the "Recapitalization" and together with the Sale Transaction, the "Transactions").
Based on the results of the purchase of the Clairvest ownership stake and the purchase, on the same terms, of additional units held by High Plaines and Casino Investors, the Company acquired, at the closing of the Sale Transaction, approximately 42% of Midwest Gaming for aggregate cash consideration of $406.6 million. As a result of the Recapitalization on March 6, 2019, the Company's ownership of Midwest Gaming increased to 61.3%.
The total aggregate cash consideration paid at closing of the Sale Transaction was $409.8 million, which included $3.2 million for certain transaction costs of the Sellers. We recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership.
Refer to Note 12, Investments in and Advances to Unconsolidated Affiliates, to our condensed consolidated financial statements for further information on the Transactions.
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

The Big Fish Games segment and related Big Fish Transaction meet the criteria for discontinued operation presentation. Accordingly, the condensed consolidated statements of comprehensive income and the notes to financial statements reflect the Big Fish Games segment as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The condensed consolidated statements of cash flows include both continuing and discontinued operations. Refer to Note 5 of our condensed consolidated financial statements, Discontinued Operations, for further information on the discontinued operations relating to the Big Fish Transaction.
Stock Split
On October 31, 2018, the Company announced a three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. The additional shares resulting from the Stock Split were distributed on January 25, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the Stock Split.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of the EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;

•	Calder Racing exit costs; and

•	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Recapitalization costs related to Midwest Gaming;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income. Refer to the reconciliation of comprehensive income to Adjusted EBITDA included in this section for additional information.
Government Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of Churchill Downs, Online Wagering, Gaming and other investments are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. There have been no material changes with respect to Government Regulations and Potential Legislative Changes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Net revenue	$265.4	$189.3	$76.1
Operating income	28.0	19.7	8.3
Operating income margin	11%	10%
Net income from continuing operations	$11.9	$14.1	$(2.2)
Net income	11.6	182.0	(170.4)
Adjusted EBITDA	74.6	49.2	25.4
Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

•
Our net revenue increased $76.1 million driven by a $57.6 million increase from the Gaming segment primarily due to the Presque Isle Transaction and the Lady Luck Nemacolin Transaction during the first quarter of 2019 and the consolidation of Ocean Downs as a result of the Ocean Downs/Saratoga Transaction effective August 31, 2018, as well as growth at our other casino properties, and a $19.1 million increase from Churchill Downs primarily due to the opening of Derby City Gaming in September 2018. Partially offsetting these increases was a $0.6 million decrease from other sources.

•
Our operating income increased $8.3 million driven by a $11.9 million increase from Gaming primarily driven by the increase in net revenue, a $5.5 million increase from Churchill Downs primarily due to the opening of Derby City Gaming in September 2018 and a $0.7 million increase from All Other primarily due to United Tote. Partially offsetting these increases were a $6.5 million increase in selling, general and administrative expenses driven by the Gaming segment acquisitions, the Ocean Downs/Saratoga Transaction, and the Derby City Gaming opening, as well as an increase in stock-based compensation, a $2.1 million increase in transaction expense, net due to the Presque Isle Transaction and Lady Luck Nemacolin Transaction, and a $1.2 decrease from the Online Wagering segment primarily due to an increase in costs associated with the online sports betting and iGaming operations.

•
Our net income from continuing operations decreased $2.2 million for the three months ended March 31, 2019 compared to 2018. The following items impacted comparability of the Company's first quarter net income from continuing operations: (1) $6.6 million after-tax impact of our equity portion of Midwest Gaming's non-cash recapitalization costs relating to our acquisition of certain ownerships interests of Midwest Gaming; (2) $2.8 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities based on an increase in revenue related to states with higher tax rates compared to the prior year quarter; and (3) a $2.5 million after-tax increase in expenses primarily related to higher transaction expenses and pre-opening expenses. Excluding these items, net income from continuing operations increased $9.7 million primarily due to a $12.5 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $2.8 million after-tax increase in interest expense associated with higher outstanding debt balances.

•
Our net income decreased $170.4 million due to a $2.2 million decrease in net income from continuing operations discussed above and a $168.2 million decrease in net income from discontinued operations driven by the $168.3 million after-tax gain on the sale of Big Fish Games in January 2018.

•
Our Adjusted EBITDA increased $25.4 million driven by a $18.4 million increase from the Gaming segment primarily due to the Presque Isle Transaction, our 61.3% equity investment in Midwest Gaming on March 5, 2019, and the Ocean Downs/Saratoga Transaction, as well as strong performances of our wholly-owned Gaming properties and our equity investment in MVG, a $7.4 million increase from the Churchill Downs segment primarily due to the opening of Derby City Gaming in September 2018, and a $0.6 increase from All Other. Partially offsetting these increases was a $1.0 million decrease from the Online Wagering segment due to costs associated with online sports betting and iGaming.

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Churchill Downs:
Churchill Downs Racetrack	$2.7	$2.3	$0.4
Derby City Gaming	18.7	—	18.7
Total Churchill Downs	21.4	2.3	19.1
Online Wagering:
TwinSpires	63.3	63.6	(0.3)
Online Sports Betting and iGaming	0.1	—	0.1
Total Online Wagering	63.4	63.6	(0.2)
Gaming:
Fair Grounds and VSI	38.8	35.4	3.4
Presque Isle	29.7	—	29.7
Calder	25.4	24.9	0.5
Oxford	23.9	24.2	(0.3)
Ocean Downs	18.4	—	18.4
Riverwalk	16.3	14.4	1.9
Harlow's	15.3	13.3	2.0
Lady Luck Nemacolin	2.3	—	2.3
Saratoga	—	0.3	(0.3)
Total Gaming	170.1	112.5	57.6
All Other	14.7	15.0	(0.3)
Eliminations	(4.2)	(4.1)	(0.1)
Net Revenue	$265.4	$189.3	$76.1
Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

•
Churchill Downs revenue increased $19.1 million primarily due to an $18.7 million increase from the opening of Derby City Gaming in September 2018 and a $0.4 million increase at Churchill Downs Racetrack.

•
Online Wagering revenue decreased $0.2 million. Active players grew 2.4% while net revenue per active player declined 3.3%. Handle grew 0.1% during the first quarter 2019 compared to the prior year, which outpaced the U.S. thoroughbred industry performance by 3.5 percentage points. Industry handle was down due to the shift in racing dates at Oaklawn from the first quarter of 2019 to the second quarter of 2019, the impact of inclement weather and Santa Anita race date cancellations in the first quarter 2019.

•
Gaming revenue increased $57.6 million driven by a $29.7 million increase due to the Presque Isle Transaction in January 2019, an $18.4 million increase due to the consolidation of Ocean Downs as a result of the acquisition of the remaining 37.5% of Ocean Downs in August 2018, a $3.9 million increase from our Mississippi properties primarily due to the opening of our retail BetAmerica Sportsbook at both properties in August 2018, a $3.4 million increase at Fair Grounds and VSI primarily due to two additional off-track betting and video poker facilities opening during 2018, successful marketing and promotional activities, and increased handle, and a $2.3 million increase due to the Lady Luck Nemacolin Transaction. Partially offsetting these expenses was a $0.1 million decrease from other sources.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Taxes and purses	$78.2	$46.1	$32.1
Salaries and benefits	36.8	27.4	9.4
Content expense	32.1	32.1	—
Selling, general and administrative expense	24.9	18.4	6.5
Depreciation and amortization	20.8	13.8	7.0
Marketing and advertising	7.2	4.7	2.5
Transaction expense, net	3.5	1.4	2.1
Other operating expense	33.9	25.7	8.2
Total expense	$237.4	$169.6	$67.8
Percent of net revenue	89%	90%
Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $32.1 million driven by a $25.7 million increase from our Gaming segment primarily associated with the Presque Isle Transaction and the Lady Luck Nemacolin Transaction and Ocean Downs/Saratoga Transaction effective August 31, 2018, and a $6.4 million increase related to the opening of Derby City Gaming in September 2018.

•
Salaries and benefits expense increased $9.4 million driven primarily by additional personnel costs and related benefits from the Presque Isle Transaction and the Lady Luck Nemacolin Transaction, the Ocean Downs/Saratoga Transaction effective August 31, 2018, and the opening of Derby City Gaming in September 2018.

•	Selling, general and administrative expense increased $6.5 million primarily from an increase in salaries and related benefits.

•
Depreciation and amortization expense increased $7.0 million primarily driven by the Presque Isle Transaction and the Lady Luck Nemacolin Transaction, the Ocean Downs/Saratoga Transaction effective August 31, 2018, the opening of Derby City Gaming in September 2018, and capital expenditures placed into service for Churchill Downs Racetrack.

•
Marketing and advertising expense increased $2.5 million primarily from the opening of Derby City Gaming in September 2018, the Presque Isle Transaction and Lady Luck Nemacolin Transaction, the Ocean Downs/Saratoga Transaction, and start-up related costs for our online sports betting and iGaming operations.

•	Transaction expense, net increased $2.1 million primarily due to the Presque Isle Transaction in January 2019.

•
Other operating expenses include maintenance, utilities, food and beverage costs, property taxes and insurance and other operating expenses. Other operating expense increased $8.2 million primarily driven by the Presque Isle Transaction and the Lady Luck Nemacolin Transaction, the opening of Derby City Gaming in September 2018, the Ocean Downs/Saratoga Transaction effective August 31, 2018, and platform expense.

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

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Churchill Downs	$1.4	$(6.0)	$7.4
Online Wagering	16.9	17.9	(1.0)
Gaming	64.8	46.4	18.4
Total Segment Adjusted EBITDA	83.1	58.3	24.8
All Other	(8.5)	(9.1)	0.6
Total Adjusted EBITDA	$74.6	$49.2	$25.4
Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

•	Churchill Downs Adjusted EBITDA increased $7.4 million due to the opening of Derby City Gaming in September 2018.

•	Online Wagering Adjusted EBITDA decreased $1.0 million driven by our online sports betting and iGaming operations, which launched during the first quarter of 2019 in New Jersey.

•
Gaming Adjusted EBITDA increased $18.4 million driven by a $13.1 million increase from the equity investment in Midwest Gaming in March 2019, the Presque Isle Transaction in January 2019 and the Lady Luck Nemacolin Transaction in March 2019; a $2.4 million increase from our Mississippi properties primarily due to the opening of our retail BetAmerica Sportsbook at both properties in August 2018; a $1.8 million increase from our Fair Grounds and VSI primarily due to two additional off-track betting and video poker facilities opening during 2018; a $1.0 million increase from Ocean Downs due to VLT performance; and a $1.0 million increase from our equity investment at MVG. Partially offsetting these increases was a $0.5 million decrease at Calder due to favorable insurance reserve adjustments in the prior year quarter that did not recur in 2019 and an increase in professional and legal fees and a $0.4 million decrease at Oxford primarily due to inclement weather.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Comprehensive income	$11.6	$182.4	$(170.8)
Foreign currency translation, net of tax	—	(0.6)	0.6
Change in pension benefits, net of tax	—	0.2	(0.2)
Net income	11.6	182.0	(170.4)
Loss (income) from discontinued operations, net of tax	0.3	(167.9)	168.2
Income from continuing operations, net of tax	11.9	14.1	(2.2)

Additions:
Depreciation and amortization	20.8	13.8	7.0
Interest expense	13.7	9.6	4.1
Income tax provision	6.5	2.6	3.9
EBITDA	$52.9	$40.1	$12.8

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$4.7	$2.8	$1.9
Other charges	0.5	—	0.5
Pre-opening expense	1.3	0.6	0.7
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	3.5	4.3	(0.8)
Recapitalization costs related to Midwest Gaming	8.2	—	8.2
Transaction expense, net	3.5	1.4	2.1
Total adjustments to EBITDA	21.7	9.1	12.6
Adjusted EBITDA	$74.6	$49.2	$25.4
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	March 31, 2019	December 31, 2018	Change
Total assets	$2,478.5	$1,725.2	$753.3
Total liabilities	$2,021.6	$1,251.9	$769.7
Total shareholders' equity	$456.9	$473.3	$(16.4)
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets increased $753.3 million driven by a $517.6 million increase in investments and advances to unconsolidated affiliates due to our equity investment in Midwest Gaming, a $109.0 million increase in property and equipment, net due to the Presque Isle Transaction and the implementation of ASC 842, an $81.0 million increase in other intangibles and a $25.8 million increase in goodwill both of which were due to the Presque Isle Transaction, an $18.7 million increase in accounts receivable, net primarily due to an increase in simulcast receivables, and a $1.2 million increase in all other assets.

•
Total liabilities increased $769.7 million driven by a $591.3 million increase in notes payable, net of debt issuance costs due to the issuance of the 2027 Senior Notes (as defined below), a $115.8 million increase in deferred income taxes due primarily to our equity investment in Midwest Gaming, a $48.9 million increase in deferred revenue due to advanced sales associated with the 2019 Kentucky Derby and Oaks, a $22.4 million increase in other liabilities primarily due to the adoption of ASC 842, and a $13.8 million increase in all other liabilities. Partially offsetting these increases was a $22.5 million decrease in dividends payable due to the payment of our annual dividends in January 2019.

•
Total shareholders’ equity decreased $16.4 million driven by $32.6 million in repurchases of common stock, partially offset by current year net income of $11.6 million, and an increase of $4.6 million related to other sources.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,
Cash flows from:	2019	2018	Change
Operating activities	$70.3	$55.9	$14.4
Investing activities	$(619.1)	$936.7	$(1,555.8)
Financing activities	$532.9	$(843.8)	$1,376.7
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
Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018

•
Cash provided by operating activities increased $14.4 million driven by a $10.4 million increase in current deferred revenue primarily as a result of the timing of payments related to the Kentucky Derby and Oaks events and a $4.0 million increase from all other operating activities.

•
Cash used in investing activities increased $1,555.8 million driven by a $970.7 million decrease in cash proceeds related to the Big Fish Transaction, a $409.8 million increase in investment in and advances to unconsolidated affiliates related to our equity investment in Midwest Gaming, a $171.3 million increase due to the Presque Isle Transaction, and a $4.0 million increase in cash used in all other investing activities.

•
Cash provided by financing activities increased $1,376.7 million primarily driven by a $600.0 million increase from the issuance of our 2027 Senior Notes, a $480.3 million decrease in share repurchases, a $242.0 million increase in net borrowings relating to our 2017 Credit Agreement (as defined below), a $58.2 decrease as a result of Big Fish Games deferred and earnout payments, partially offset by a $3.8 million decrease from all other financing activities.

Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	March 31, 2019	December 31, 2018	Change
Term Loan B due 2024	$395.0	$396.0	$(1.0)
2027 Senior Notes	600.0	—	600.0
2028 Senior Notes	500.0	500.0	—
Total debt	1,495.0	896.0	599.0
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	1,491.0	892.0	599.0
Issuance cost and fees	(20.2)	(11.7)	(8.5)
Total debt, net of current maturities	$1,470.8	$880.3	$590.5
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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at March 31, 2019. At March 31, 2019, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	8.3 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.6 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended March 31, 2019, the Company's commitment fee rate was 0.20%.
As a result of the Company's 2017 Credit Agreement, the Company capitalized $2.0 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over 5 years. The Company also capitalized $5.4 million of deferred financing costs associated with the Term Loan B which will be amortized as interest expense over 7 years.
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The Company used the net proceeds from the offering to repay our outstanding balance on the Revolver portion of our 2017 Credit Agreement. In connection with the offering, we capitalized $9.0 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount of the 2027 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture. In addition, at any time prior to April 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price equal to 105.50% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2027 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2027 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 25, 2019.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
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
Contractual Obligations
Our commitments to make future payments as of March 31, 2019, are estimated as follows:

(in millions)	April 1 to December 31, 2019	2020-2021	2022-2023	Thereafter	Total
Term Loan B	$3.0	$8.0	$8.0	$376.0	$395.0
Interest on Term Loan B(1)	13.5	35.5	34.7	17.0	100.7
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	17.1	66.0	66.0	115.5	264.6
Interest on 2028 Senior Notes	11.9	47.5	47.5	106.9	213.8
Operating leases	4.1	9.2	6.3	11.2	30.8
Total	$49.6	$166.2	$162.5	$1,726.6	$2,104.9

(1)
Interest includes the estimated contractual payments under our 2017 Credit Agreement assuming no change in the weighted average borrowing rate of 4.50% which was the rate in place as of March 31, 2019.

As of March 31, 2019, we had approximately $2.8 million of tax liabilities related to unrecognized tax benefits.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At March 31, 2019, we had $395.0 million outstanding under our 2017 Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $2.6 million.

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
The following descriptions have been updated or added since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 15, Contingencies, to our condensed consolidated financial statements, for further information.
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
On February 6, 2018, oral arguments on Plaintiff’s appeal of the dismissal of the Kater litigation took place before the United States Court of Appeals for the Ninth Circuit. On March 28, 2018, the United States Court of Appeals for the Ninth Circuit reversed and remanded the District Court’s dismissal of the complaint against the Company. On June 12, 2018, the United States Court of Appeals for the Ninth Circuit denied the Company’s Petition for Rehearing En Banc filed by the Company on May 11, 2018. On July 13, 2018, the parties filed a Joint Status Report and Discovery Plan in the District Court. On July 20, 2018, the Company filed a Motion to Compel Arbitration in the District Court, which was denied on November 2, 2018. The Company filed an Answer to Plaintiff's Complaint on November 16, 2018. On February 19, 2019, the Company filed a Motion for Joinder of Big Fish Games, Inc. as a Necessary Party. However, that motion was later voluntarily dismissed after the parties filed a Stipulated Motion permitting Plaintiff to file a First Amended Class Action Complaint, which was filed on March 20, 2019.
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
James Rivera, et al. v. Calder Race Course, Inc., et al.
On March 1, 2013, James Rivera, individually and by and through his wife and their children (the "Plaintiffs"), filed a First Amended Complaint for Damages (as amended from time to time) styled James Rivera, et al. v. Calder Race Course, Inc., et al. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida stemming from a spinal cord injury to Mr. Rivera when the horse he was exercising collapsed and died during a workout at Calder Racing on November 25, 2008. The Plaintiffs seek recovery of compensatory and punitive damages, interest and costs from Calder Racing in connection with the injuries suffered by Mr. Rivera, but no specific amount of damages. The case has been set for trial in September 2019. The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against Plaintiff’s allegations and requests for relief.
Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al.
On January 4, 2019, Kentucky Downs, LLC and Kentucky Racing Acquisition, LLC (collectively, "Petitioners") filed a Petition for Review and Appeal of Approval of WKY Development, LLC License Application and Denial of Kentucky Downs, LLC License Application styled Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al. in the Franklin Circuit Court, Commonwealth of Kentucky.  Petitioners are appealing the vote of the Kentucky Horse Racing Commission, which awarded WKY Development, LLC, our joint venture with Keeneland, a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky and denied Petitioners’ application for a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky.  WKY Development, LLC is a joint venture owned 95% by the Company and 5% by Keeneland.  The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against Petitioners’ allegations and requests for relief. On March 29, 2019, WKY Development, LLC filed an Answer to the Petition for Review and Appeal.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds. We continue to have discussions with the EPA to resolve the matter. We have established an accrual pursuant to GAAP for an immaterial amount for our expected future liability with respect to a potential penalty we may eventually be required to pay.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
1/1/19-1/31/19	95,731	$87.23	90,252	$260.1
2/1/19-2/28/19	147,027	95.21	73,273	253.2
3/1/19-3/31/19	118,891	86.07	118,891	243.0
Total	361,649	$90.09	282,416

(1)
On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaces the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Description	By Reference To

3(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K (Commission file number 001-33998) filed January 17, 2019

4(a)	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 001-33998) filed March 26, 2019

4(b)	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K (Commission file number 001-33998) filed March 26, 2019

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

**furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 24, 2019	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 24, 2019	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)