Form 10-Q
period 2019-06-30
CHURCHILL DOWNS Inc
filed 2019-07-31
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33998
Churchill Downs Incorporated
(Exact name of registrant as specified in its charter)

Kentucky			61-0156015
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400	Louisville	Kentucky	40222
(Address of Principal Executive Offices)			(Zip Code)
(502)-636-4400
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	CHDN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 17, 2019 was 40,036,377 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
2

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2019	2018	2019	2018
Net revenue:
Churchill Downs	$182.2	$154.9	$203.2	$156.9
Online Wagering	95.6	93.7	158.7	156.9
Gaming	177.6	108.1	346.4	219.6
All Other	22.0	22.7	34.5	35.3
Total net revenue	477.4	379.4	742.8	568.7
Operating expense:
Churchill Downs	73.6	58.0	97.0	67.9
Online Wagering	62.0	59.5	107.1	103.5
Gaming	133.2	78.1	258.2	157.7
All Other	21.5	22.0	37.0	38.3
Selling, general and administrative expense	30.1	23.1	55.0	41.5
Transaction expense, net	0.6	2.1	4.1	3.5
Total operating expense	321.0	242.8	558.4	412.4
Operating income	156.4	136.6	184.4	156.3
Other income (expense):
Interest expense, net	(19.4)	(9.7)	(33.1)	(19.3)
Equity in income of unconsolidated affiliates	9.5	8.8	13.6	15.3
Miscellaneous, net	0.4	0.3	0.4	0.4
Total other expense	(9.5)	(0.6)	(19.1)	(3.6)
Income from continuing operations before provision for income taxes	146.9	136.0	165.3	152.7
Income tax provision	(38.6)	(32.8)	(45.1)	(35.4)
Income from continuing operations, net of tax	108.3	103.2	120.2	117.3
(Loss) income from discontinued operations, net of tax	(1.2)	(0.1)	(1.5)	167.8
Net income	$107.1	$103.1	$118.7	$285.1

Net income (loss) per common share data - basic:
Continuing operations	$2.69	$2.54	$2.99	$2.80
Discontinued operations	$(0.03)	$—	$(0.04)	$3.99
Net income per common share data - basic	$2.66	$2.54	$2.95	$6.79

Net income (loss) per common share data - diluted:
Continuing operations	$2.66	$2.52	$2.96	$2.78
Discontinued operations	$(0.03)	$—	$(0.04)	$3.97
Net income per common share data - diluted	$2.63	$2.52	$2.92	$6.75

Weighted average shares outstanding:
Basic	40.1	40.7	40.3	42.0
Diluted	40.7	40.9	40.7	42.2

Other comprehensive income (loss):
Foreign currency translation, net of tax	$—	$—	$—	$0.6
Change in pension benefits, net of tax	—	(0.2)	—	(0.4)
Other comprehensive income (loss)	—	(0.2)	—	0.2
Comprehensive income	$107.1	$102.9	$118.7	$285.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$202.7	$133.3
Restricted cash	42.8	40.0
Accounts receivable, net	72.8	28.8
Income taxes receivable	—	17.0
Other current assets	30.2	22.4
Total current assets	348.5	241.5
Property and equipment, net	880.0	757.5
Investment in and advances to unconsolidated affiliates	621.8	108.1
Goodwill	363.8	338.0
Other intangible assets, net	354.7	264.0
Other assets	19.7	16.1
Total assets	$2,588.5	$1,725.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107.2	$47.0
Purses payable	33.0	15.8
Account wagering deposit liabilities	29.6	29.6
Accrued expense	104.9	89.8
Income taxes payable	15.0	—
Current deferred revenue	15.1	47.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	22.5
Total current liabilities	308.8	256.6
Long-term debt, net of current maturities and loan origination fees	385.6	387.3
Notes payable, net of debt issuance costs	1,084.9	493.0
Non-current deferred revenue	17.2	21.1
Deferred income taxes	199.9	78.2
Other liabilities	38.8	15.7
Total liabilities	2,035.2	1,251.9
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 40.0 shares issued and outstanding at June 30, 2019 and 40.4 shares at December 31, 2018	2.9	—
Retained earnings	551.3	474.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	553.3	473.3
Total liabilities and shareholders' equity	$2,588.5	$1,725.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$473.3
Net income			11.6		11.6
Issuance of common stock	0.1	—			—
Repurchase of common stock	(0.3)	(4.7)	(20.3)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)	—	(7.6)		(7.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		4.7			4.7
Adoption of ASC 842			(0.3)		(0.3)
Other			0.2		0.2
Balance, March 31, 2019	40.2	—	457.8	(0.9)	456.9
Net income			107.1		107.1
Repurchase of common stock	(0.2)	(4.4)	(13.6)		(18.0)
Stock-based compensation		7.4			7.4
Other		(0.1)			(0.1)
Balance, June 30, 2019	40.0	$2.9	$551.3	$(0.9)	$553.3

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2017	46.2	$7.3	$634.3	$(1.3)	$640.3
Net income			182.0		182.0
Issuance of common stock	0.1	—			—
Repurchase of common stock	(5.7)	(13.5)	(488.0)		(501.5)
Taxes paid related to net share settlement of stock awards	(0.1)	—	(12.9)		(12.9)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		6.2			6.2
Adoption of ASC 606			29.7		29.7
Other				0.4	0.4
Balance, March 31, 2018	40.6	—	345.1	(0.9)	344.2
Net income			103.1		103.1
Issuance of common stock	0.1	—			—
Repurchase of common stock	—	(0.3)			(0.3)
Stock-based compensation		6.4			6.4
Other		(0.1)	(0.1)		(0.2)
Balance, June 30, 2018	40.7	$6.0	$448.1	$(0.9)	$453.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$118.7	$285.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.3	29.1
Distributions from unconsolidated affiliates	11.5	9.9
Equity in income of unconsolidated affiliates	(13.6)	(15.3)
Stock-based compensation	12.1	12.6
Deferred income taxes	12.1	6.9
Gain on sale of Big Fish Games	—	(219.5)
Other	1.1	(2.3)
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Income taxes	31.9	55.3
Deferred revenue	(36.9)	(43.7)
Other assets and liabilities	35.1	44.2
Net cash provided by operating activities	214.3	162.3
Cash flows from investing activities:
Capital maintenance expenditures	(26.2)	(13.7)
Capital project expenditures	(32.6)	(58.7)
Acquisition of businesses, net of cash acquired	(172.1)	—
Investments in and advances to unconsolidated affiliates	(410.1)	—
Distributions of capital from unconsolidated affiliates	8.1	—
Acquisition of gaming licenses	(22.1)	—
Proceeds from sale of Big Fish Games	—	970.7
Other	1.1	(5.9)
Net cash (used in) provided by investing activities	(653.9)	892.4
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,235.3	117.2
Repayments of borrowings under long-term debt obligations	(637.3)	(361.3)
Payment of dividends	(22.2)	(23.5)
Repurchase of common stock	(45.5)	(501.8)
Taxes paid related to net share settlement of stock awards	(7.6)	(12.9)
Debt issuance costs	(8.6)	—
Big Fish Games earnout payment	—	(31.8)
Big Fish Games deferred payment	—	(26.4)
Other	(2.3)	(4.4)
Net cash provided by (used in) financing activities	511.8	(844.9)
Net increase in cash, cash equivalents and restricted cash	72.2	209.8
Effect of exchange rate changes on cash flows	—	(0.6)
Cash, cash equivalents and restricted cash, beginning of period	173.3	85.5
Cash, cash equivalents and restricted cash, end of period	$245.5	$294.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23.6	$8.5
Income taxes	1.3	23.7
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	6.8	21.9
Deferred tax liability assumed from equity investment	109.6	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
7

Churchill Downs Incorporated
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
TwinSpires operates our online horseracing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; facilitates high dollar wagering by international customers ("Velocity"); and provides the platform for horseracing statistical data generated by our information business that provides data and processing services to the equine industry ("Brisnet").
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
The Gaming segment revenue and expenses includes the following properties:

◦	Calder Casino and Racing ("Calder")

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

◦	Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")

◦	Harlow’s Casino Resort and Spa ("Harlow's")

◦	Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") management agreement

◦	Ocean Downs Casino and Racetrack ("Ocean Downs")

◦	Oxford Casino and Hotel ("Oxford")

◦	Presque Isle Downs and Casino ("Presque Isle")

◦	Riverwalk Casino Hotel ("Riverwalk")
The Gaming segment also includes net income for our ownership portion of the Company’s equity investments in the following:

◦	61.3% equity investment in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines")

◦	50% equity investment in Miami Valley Gaming and Racing ("MVG")
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
Acquisitions of Presque Isle and Lady Luck Nemacolin
On January 11, 2019, we completed the acquisition of Presque Isle located in Erie, Pennsylvania from Eldorado Resorts, Inc. ("ERI") for cash consideration of $178.9 million (the "Presque Isle Transaction") and $1.6 million of working capital and other purchase price adjustments.
On March 8, 2019, the Company assumed management and acquired certain assets related to the management of Lady Luck Nemacolin in Farmington, Pennsylvania, from ERI for cash consideration of $100,000 (the "Lady Luck Nemacolin Transaction").
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The total aggregate cash consideration paid for the Sale Transaction was $410.1 million, which included $3.5 million for certain transaction costs and working capital adjustments. We recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership.
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
Big Fish Games and the related Big Fish Transaction meet the criteria for discontinued operation presentation. Accordingly, the condensed consolidated statements of comprehensive income and the notes to financial statements reflect Big Fish Games as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The condensed consolidated statements of cash flows include both continuing and discontinued operations. Refer to Note 5, Discontinued Operations, for further information on the discontinued operations relating to the Big Fish Transaction.
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
Seasonality
Churchill Downs
Due to the seasonal nature of our live racing business at Churchill Downs Racetrack, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, the majority of our live racing revenue occurs during the second quarter.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
4. ACQUISITIONS
Presque Isle
On January 11, 2019, the Company completed the Presque Isle Transaction for a cash purchase price of $178.9 million and $1.6 million of working capital and other purchase price adjustments. The fair values for the assets acquired and liabilities assumed in the Presque Isle Transaction shown below are based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The primary areas of the preliminary valuations that are not yet finalized relate to income taxes, intangible assets, working capital adjustments, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $8.4 million, at the date of the acquisition.

(in millions)	Total
Current assets	$2.1
Property and equipment	78.5
Goodwill	25.8
Intangible assets	71.2
Current liabilities	(4.9)
Non-current liabilities	(0.6)
$172.1

The preliminary fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Gaming rights	$56.0	N/A
Trademark	15.2	N/A
Total intangible assets	$71.2

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
For the period from the Presque Isle Transaction on January 11, 2019 through June 30, 2019, net revenue was $67.0 million and net income was not material for the period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net revenue	$477.4	$416.3	$746.0	$638.8

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
13

Churchill Downs Incorporated
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

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018	2018
Net revenue	$400.9	$607.1

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial results of Big Fish Games included in "(loss) income from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net revenue	$—	$—	$—	$13.2

Operating expenses	—	—	—	8.4
Selling, general and administrative expense	1.6	0.6	2.0	4.9
Research and development	—	—	—	0.9
Total operating expense	1.6	0.6	2.0	14.2
Operating loss	(1.6)	(0.6)	(2.0)	(1.0)
Other income (expense)
Gain on sale of Big Fish Games	—	—	—	219.5
Other expense	—	—	—	(0.1)
Total other income (expense)	—	—	—	219.4
(Loss) income from discontinued operations before provision for income taxes	(1.6)	(0.6)	(2.0)	218.4
Income tax benefit (provision)	0.4	0.5	0.5	(50.6)
(Loss) income from discontinued operations, net of tax	$(1.2)	$(0.1)	$(1.5)	$167.8

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
Goodwill, by segment, is comprised of the following:

	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2018	$49.7	$148.2	$139.1	$1.0	$338.0
Additions	—	—	25.8	—	25.8
Balances as of June 30, 2019	$49.7	$148.2	$164.9	$1.0	$363.8

During the first quarter of 2019, we established goodwill of $25.8 million related to the Presque Isle Transaction.
We performed our annual goodwill impairment analysis as of April 1, 2019 and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing step one fair value calculations on a quantitative basis for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values and therefore no impairments were identified.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other intangible assets are comprised of the following:

	June 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$33.1	$(16.6)	$16.5	$32.1	$(14.1)	$18.0
Indefinite-lived intangible assets			338.2			246.0
Total			$354.7			$264.0

During 2019, we established indefinite-lived intangible assets of $56.0 million for gaming rights and $15.2 million for trademarks related to the Presque Isle Transaction. We also acquired indefinite-lived intangible assets of $8.0 million for online gaming rights in Pennsylvania related to our Online Wagering operations, $10.0 million for retail sports betting gaming rights at Presque Isle and online sports betting gaming rights in Pennsylvania, as well as $3.0 million for other gaming rights at Presque Isle.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2019, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded carrying value and therefore no impairments were identified.
7. INCOME TAXES
The Company’s effective income tax rate for the three months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain expenses that are not deductible for the purposes of income taxes. This expense was partially offset by tax benefits resulting from tax deductions from vesting of stock awards in excess of book deductions.
The Company’s effective income tax rate for the six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes, as well as $2.2 million of future income tax expenses recognized from the remeasurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior year period, and certain expenses that are not deductible for the purposes of income taxes. This expense was partially offset by tax benefits resulting from tax deductions from vesting of stock awards in excess of book deductions.
During the first quarter of 2019, we recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership interest in Midwest Gaming. Refer to Note 12, Investments in and Advances to Unconsolidated Affiliates, for further information.
The Company’s effective income tax rate for the three and six months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and certain expenses that are not deductible for income tax purposes, partially offset by tax benefits resulting from tax deductions from vesting of stock awards in excess of book deductions as well as deferred tax benefits from Kentucky House Bill 487, which was enacted on April 27th, 2018 and lowered Kentucky’s corporate tax rate from 6% to 5%, imposed a single-sales factor apportionment effective for the 2018 tax year and beyond, and required a combined Kentucky tax return.
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
For the three and six months ended June 30, 2019, we repurchased 187,608 and 470,024 shares, respectively, of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $18.0 million and $43.0 million, respectively, based on trade date. We had approximately $225.0 million of repurchase authority remaining under this program at June 30, 2019, based on trade date. As of June 30, 2019, we had no accrual for the future cash settlement of executed repurchases of our common stock compared to $2.5 million as of December 31, 2018.
On November 29, 2017, the Board of Directors of the Company authorized a $500.0 million share repurchase program in a "modified Dutch auction" tender offer (the "Tender Offer") utilizing a portion of the proceeds from the Big Fish Transaction. The Company

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

completed the Tender Offer on February 12, 2018, and repurchased 5,660,376 shares of the Company's common stock at a purchase price of $88.33 per share with an aggregate cost of $500.0 million, excluding fees and expenses related to the Tender Offer.
9. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan"), and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $7.4 million for the three months ended June 30, 2019 and $6.4 million for the three months ended June 30, 2018. Stock-based compensation expense was $12.1 million for the six months ended June 30, 2019 and $9.2 million for the six months ended June 30, 2018.
During the six months ended June 30, 2019, the Company awarded RSAs to employees, RSUs and PSUs to certain named executive officers and RSUs to directors. The vesting criteria for the PSU awards granted in 2019 were based on a three year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs, and PSUs granted during 2019 is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Shares/Units Awarded	Vesting Terms

2019	RSA	64	Vest equally over three service periods ending in 2020, 2021, and 2022
2019	RSU	55	Vest equally over three service periods ending in 2019, 2020, and 2021
2019	PSU	53	Three year performance and service period ending in 2021
2019	RSU	10	One year service period ending in 2020

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2019, the Churchill Downs segment had remaining performance obligations, on contracts with a duration greater than one year, with an aggregate transaction price of $144.0 million. The revenue we expect to recognize on these remaining performance obligations is $1.3 million for the remainder of 2019, $40.3 million in 2020, $29.9 million in 2021, and the remainder thereafter.
As of June 30, 2019, our remaining performance obligations in segments other than Churchill Downs were not material.
Contract Assets and Contract Liabilities
As of June 30, 2019 and December 31, 2018, contract assets were not material.
As of June 30, 2019 and December 31, 2018, contract liabilities were $35.9 million and $69.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Churchill Downs segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $45.8 million of revenue during the three months ended June 30, 2019 and $48.5 million of revenue during the six months ended June 30, 2019 that was included in the contract liabilities balance at December 31, 2018. We recognized $47.9 million of revenue during the three months ended June 30, 2018 and $50.1 million of revenue during the six months ended June 30, 2018 that was included in the contract liabilities balance at January 1, 2018.
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
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Midwest Gaming
On March 5, 2019, the Company completed the Sale Transaction to acquire approximately 42% of Midwest Gaming for cash consideration of approximately $406.6 million and $3.5 million for certain transaction costs and working capital adjustments. Following the closing of the Sale Transaction, the parties completed the Recapitalization pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
We also recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
A new LLC agreement was entered into by all members as a result of the change in ownership structure. Under the new LLC agreement, both the Company and High Plaines have participating rights over Midwest Gaming, and both must consent to Midwest Gaming's operating, investing and financing decisions. As a result, we account for Midwest Gaming using the equity method.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus its accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the Sale Transaction and Recapitalization, the carrying value of the Company’s investment in Midwest Gaming was $841.4 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $860.1 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of June 30, 2019, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $841.1 million.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates. The summarized income statement information for the three and six months ended June 30, 2019 and summarized balance sheet information as of June 30, 2019 includes the following equity investments: MVG, Midwest Gaming from the transaction date of March 5, 2019, and two other immaterial joint ventures. The summarized income statement information for the three and six months ended June 30, 2018 includes the following equity investments: MVG, Saratoga New York, Saratoga Colorado, Ocean Downs, and two other immaterial joint ventures. Summarized balance sheet information as of December 31, 2018 included MVG and two other immaterial joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net revenue	$166.3	$114.5	$255.8	$216.1

Operating and SG&A expense	119.1	84.4	180.1	163.3
Depreciation and amortization	3.3	6.6	5.5	13.1
Total operating expense	122.4	91.0	185.6	176.4
Operating income	43.9	23.5	70.2	39.7
Interest and other, net	(25.3)	(2.6)	(42.3)	(4.9)
Net income	$18.6	$20.9	$27.9	$34.8

(in millions)	June 30, 2019	December 31, 2018
Assets
Current assets	$58.1	$24.0
Property and equipment, net	243.7	95.7
Other assets, net	235.7	106.7
Total assets	$537.5	$226.4

Liabilities and Members' Equity
Current liabilities	$89.0	$21.2
Long-term debt	735.3	—
Other liabilities	20.3	—
Members' (deficit) equity	(307.1)	205.2
Total liabilities and members' (deficit) equity	$537.5	$226.4

13. LEASES
Our operating leases with terms greater than one year are primarily related to buildings and land. Our operating leases with terms less than one year are primarily related to equipment. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of June 30, 2019, operating lease ROUAs included in property and equipment, net were $24.9 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of total lease cost were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Short-term lease cost (a) (b)	$6.2	$8.7
Operating lease cost (b)	1.6	3.1
Total lease cost	$7.8	$11.8
(a) Includes leases with terms of one month or less
(b) Includes variable lease costs, which were not material
Other information related to operating leases was as follows:

(in millions, except lease term and discount rate)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$1.3	$2.3
ROUAs obtained in exchange for lease obligations	$0.7	$1.5

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term	7.0 years
Weighted average discount rate	3.9%

As of June 30, 2019, future minimum operating lease payments on non-cancelable leases were as follows:

(in millions)
Years Ended December 31,	Totals
2019 (excludes six months ended June 30, 2019)	$2.9
2020	5.2
2021	4.5
2022	3.5
2023	3.0
Thereafter	11.2
Total future minimum lease payments	30.3
Less: Imputed interest	3.8
Present value of lease liabilities	$26.5

Reported lease liabilities as of June 30, 2019
Accrued expense (current maturities of leases)	$4.5
Other liabilities (non-current maturities of leases)	22.0
Present value of lease liabilities	$26.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As required by ASC 842, the future minimum operating lease payments on non-cancelable leases as of December 31, 2018 under the accounting standards in effect as of that period were as follows:

(in millions)
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
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$42.8	$42.8	$42.8	$—	$—
Financial liabilities:
Term Loan B	389.6	394.0	—	394.0	—
2027 Senior Notes	591.4	627.7	—	627.7	—
2028 Senior Notes	493.5	502.4	—	502.4	—

	December 31, 2018
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$40.0	$40.0	$40.0	$—	$—
Financial liabilities:
Term Loan B	391.3	396.0	—	396.0	—
2028 Senior Notes	493.0	452.4	—	452.4	—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator for basic net income per common share:
Net income from continuing operations	$108.3	$103.2	$120.2	$117.3
Net (loss) income from discontinued operations	(1.2)	(0.1)	(1.5)	167.8
Numerator for basic net income per common share	$107.1	$103.1	$118.7	$285.1

Numerator for diluted net income from continuing operations per common share	$108.3	$103.2	$120.2	$117.3
Numerator for diluted net income per common share:	$107.1	$103.1	$118.7	$285.1

Denominator for net income per common share:
Basic	40.1	40.7	40.3	42.0
Plus dilutive effect of stock awards	0.6	0.2	0.4	0.2
Diluted	40.7	40.9	40.7	42.2

Net income (loss) per common share data:
Basic
Continuing operations	$2.69	$2.54	$2.99	$2.80
Discontinued operations	$(0.03)	$—	$(0.04)	$3.99
Net income per common share - basic	$2.66	$2.54	$2.95	$6.79

Diluted
Continuing operations	$2.66	$2.52	$2.96	$2.78
Discontinued operations	$(0.03)	$—	$(0.04)	$3.97
Net income per common share - diluted	$2.63	$2.52	$2.92	$6.75

17. SEGMENT INFORMATION
We manage our operations through three reportable segments: Churchill Downs, Online Wagering and Gaming. Refer to Note 1, Description of Business, for further information regarding the changes we made to our segments during the first quarter of 2019. Accordingly, prior year amounts in this Form 10-Q have been reclassified to conform to this presentation.
Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:
Adjusted EBITDA includes our portion of EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;

•	Calder racing exit costs; and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Other transaction expense, including legal, accounting, and other deal-related expense;

•	Stock-based compensation expense;

•	Midwest Gaming's impact on our investments in unconsolidated affiliates from:

•	The impact of changes in fair value of interest rate swaps; and

•	Recapitalization and transaction costs;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$161.0	$154.9	$163.3	$156.9
Derby City Gaming	21.2	—	39.9	—
Total Churchill Downs	182.2	154.9	203.2	156.9
Online Wagering:
TwinSpires	95.6	93.7	158.6	156.9
Online Sports Betting and iGaming	—	—	0.1	—
Total Online Wagering	95.6	93.7	158.7	156.9
Gaming:
Oxford	26.3	26.2	50.2	50.4
Calder	25.6	26.0	51.0	50.9
Riverwalk	14.2	13.6	30.5	28.0
Harlow’s	13.3	12.5	28.6	25.8
Fair Grounds and VSI	30.9	29.5	68.4	63.9
Ocean Downs	21.9	—	40.3	—
Presque Isle	37.1	—	66.8	—
Lady Luck Nemacolin	8.3	—	10.6	—
Saratoga	—	0.3	—	0.6
Total Gaming	177.6	108.1	346.4	219.6
All Other	22.0	22.7	34.5	35.3
Net revenue from external customers	$477.4	$379.4	$742.8	$568.7

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Intercompany net revenue:
Churchill Downs	$10.9	$9.4	$11.3	$9.7
Online Wagering	0.4	0.4	0.7	0.8
Gaming	0.2	0.1	1.5	1.1
All Other	3.4	3.6	5.6	6.0
Eliminations	(14.9)	(13.5)	(19.1)	(17.6)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$41.3	$91.1	$5.5	$137.9	$12.2	$150.1
Historical racing	19.9	—	—	19.9	—	19.9
Racing event-related services	113.4	—	0.8	114.2	2.2	116.4
Gaming(a)	—	—	150.2	150.2	—	150.2
Other(a)	7.6	4.5	21.1	33.2	7.6	40.8
Total	$182.2	$95.6	$177.6	$455.4	$22.0	$477.4

	Three Months Ended June 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$39.5	$89.7	$4.4	$133.6	$13.6	$147.2
Historical racing	—	—	—	—	—	—
Racing event-related services	109.6	—	0.7	110.3	2.2	112.5
Gaming(a)	—	—	87.1	87.1	—	87.1
Other(a)	5.8	4.0	15.9	25.7	6.9	32.6
Total	$154.9	$93.7	$108.1	$356.7	$22.7	$379.4

(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in Gaming revenue. These amounts were $7.9 million for the three months ended June 30, 2019 and $6.6 million for the three months ended June 30, 2018.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$42.7	$151.6	$17.7	$212.0	$19.7	$231.7
Historical racing	37.4	—	—	37.4	—	37.4
Racing event-related services	113.4	—	2.3	115.7	2.2	117.9
Gaming(b)	—	0.1	289.2	289.3	—	289.3
Other(b)	9.7	7.0	37.2	53.9	12.6	66.5
Total	$203.2	$158.7	$346.4	$708.3	$34.5	$742.8

	Six Months Ended June 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$40.8	$150.7	$15.0	$206.5	$21.5	$228.0
Historical racing	—	—	—	—	—	—
Racing event-related services	109.6	—	2.1	111.7	2.2	113.9
Gaming(b)	—	—	175.0	175.0	—	175.0
Other(b)	6.5	6.2	27.5	40.2	11.6	51.8
Total	$156.9	$156.9	$219.6	$533.4	$35.3	$568.7
(b) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in Gaming revenue. These amounts were $15.5 million for the six months ended June 30, 2019 and $12.6 million for the six months ended June 30, 2018.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$193.1	$96.0	$177.8

Taxes & purses	(35.7)	(4.3)	(68.5)
Marketing & advertising	(3.6)	(4.5)	(5.1)
Salaries & benefits	(12.5)	(2.7)	(25.4)
Content expense	(0.8)	(51.8)	(1.7)
SG&A expense	(2.0)	(1.9)	(6.9)
Other operating expense	(16.6)	(8.6)	(21.8)
Other income	—	—	27.7
Adjusted EBITDA	$121.9	$22.2	$76.1

	Three Months Ended June 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$164.3	$94.1	$108.2

Taxes & purses	(27.3)	(4.6)	(35.5)
Marketing & advertising	(3.2)	(3.1)	(3.5)
Salaries & benefits	(9.7)	(2.4)	(15.6)
Content expense	(0.9)	(49.8)	(1.1)
SG&A expense	(1.2)	(1.6)	(4.0)
Other operating expense	(14.2)	(8.2)	(15.7)
Other income	0.1	—	12.9
Adjusted EBITDA	$107.9	$24.4	$45.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
28

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$214.5	$159.4	$347.9

Taxes & purses	(41.9)	(7.6)	(133.5)
Marketing & advertising	(4.7)	(5.5)	(10.2)
Salaries & benefits	(17.7)	(5.2)	(49.9)
Content expense	(1.3)	(83.9)	(2.9)
SG&A expense	(3.7)	(3.7)	(13.3)
Other operating expense	(21.9)	(14.4)	(40.8)
Other income	—	—	43.6
Adjusted EBITDA	$123.3	$39.1	$140.9

	Six Months Ended June 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$166.6	$157.7	$220.7

Taxes & purses	(28.0)	(8.0)	(73.5)
Marketing & advertising	(3.5)	(3.9)	(7.1)
Salaries & benefits	(12.8)	(4.5)	(32.5)
Content expense	(1.3)	(82.0)	(2.0)
SG&A expense	(2.2)	(3.0)	(7.8)
Other operating expense	(17.0)	(14.0)	(29.4)
Other income	0.1	—	23.7
Adjusted EBITDA	$101.9	$42.3	$92.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
29

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$107.1	$102.9	$118.7	$285.3
Foreign currency translation, net of tax	—	—	—	(0.6)
Change in pension benefits, net of tax	—	0.2	—	0.4
Net income	107.1	103.1	118.7	285.1
Loss (income) from discontinued operations, net of tax	1.2	0.1	1.5	(167.8)
Income from continuing operations, net of tax	108.3	103.2	120.2	117.3

Additions:
Depreciation and amortization	21.5	15.3	42.3	29.1
Interest expense	19.4	9.7	33.1	19.3
Income tax provision	38.6	32.8	45.1	35.4
EBITDA	$187.8	$161.0	240.7	201.1

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$7.4	$6.4	12.1	9.2
Other charges	—	—	0.5	—
Pre-opening expense	0.9	0.7	2.2	1.3
Transaction expense, net	0.6	2.1	4.1	3.5
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.7	4.3	13.2	8.6
Changes in fair value of Midwest Gaming's interest rate swaps	7.9	—	12.2	—
Midwest Gaming's recapitalization and transactions costs	0.8	—	4.7	—
Other	(0.1)	—	(0.1)	—
Total adjustments to EBITDA	27.2	13.5	48.9	22.6
Adjusted EBITDA	$215.0	$174.5	$289.6	$223.7

Adjusted EBITDA by segment:
Churchill Downs	$121.9	$107.9	$123.3	$101.9
Online Wagering	22.2	24.4	39.1	42.3
Gaming	76.1	45.7	140.9	92.1
Total segment Adjusted EBITDA	220.2	178.0	303.3	236.3
All Other	(5.2)	(3.5)	(13.7)	(12.6)
Total Adjusted EBITDA	$215.0	$174.5	$289.6	$223.7

The table below presents information about equity in income of unconsolidated investments included in our reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Gaming	$9.5	$8.8	$13.6	$15.3

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
30

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	June 30, 2019	December 31, 2018
Total assets:
Churchill Downs	$371.4	$359.6
Online Wagering	244.3	222.8
Gaming	1,605.3	877.1
Total segment assets	2,221.0	1,459.5
All Other	367.5	265.7
Total assets	$2,588.5	$1,725.2

The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2019	2018
Capital expenditures:
Churchill Downs	$21.9	$56.1
Online Wagering	4.9	4.7
Gaming	28.2	8.6
Total segment capital expenditures	55.0	69.4
All Other	3.8	3.0
Total capital expenditures	$58.8	$72.4

18. SUBSEQUENT EVENT
On July 25, 2019, Midwest Gaming & Entertainment, LLC, the wholly owned operating subsidiary of Midwest Gaming, notified the Illinois Gaming Board of its intention to reserve 800 additional gaming positions at Rivers Des Plaines in accordance with the amended Illinois Gambling Act that was signed into law on June 28, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
31

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
32

Our Business
Executive Overview
We are an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate Derby City Gaming, a historical racing machine facility in Louisville, Kentucky. We also own and operate the largest legal online horseracing wagering platform in the U.S., TwinSpires.com, and are a leader in brick-and-mortar casino gaming with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games in eight states. We also operate sports wagering and iGaming through our BetAmerica platform in multiple states. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
TwinSpires operates our online horseracing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; facilitates high dollar wagering by international customers ("Velocity"); and provides the platform for horseracing statistical data generated by our information business that provides data and processing services to the equine industry ("Brisnet").
Our Sports Betting and iGaming business includes the online BetAmerica sports betting and casino gaming operations.

•	Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack or Jai Alai facilities which support the casino license. The Gaming segment has approximately 11,000 slot machines and VLTs located in eight states.
The Gaming segment revenue and Adjusted EBITDA includes the following properties:

◦	Calder Casino and Racing ("Calder")

◦	Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")

◦	Harlow’s Casino Resort and Spa ("Harlow's")

◦	Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") management agreement

◦	Ocean Downs Casino and Racetrack ("Ocean Downs")

◦	Oxford Casino and Hotel ("Oxford")

◦	Presque Isle Downs and Casino ("Presque Isle")

◦	Riverwalk Casino Hotel ("Riverwalk")

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
33

The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:

◦	61.3% equity investment in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines")

◦	50% equity investment in Miami Valley Gaming and Racing ("MVG")
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
Acquisitions of Presque Isle and Lady Luck Nemacolin
On January 11, 2019, we completed the acquisition of Presque Isle located in Erie, Pennsylvania from Eldorado Resorts, Inc. ("ERI") for cash consideration of $178.9 million (the "Presque Isle Transaction") and $1.6 million of working capital and other purchase price adjustments.
On March 8, 2019, the Company assumed management and acquired certain assets related to the management of Lady Luck Nemacolin in Farmington, Pennsylvania, from ERI for cash consideration of $100,000 (the "Lady Luck Nemacolin Transaction").
Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Des Plaines in Des Plaines, Illinois (the "Sale Transaction") to acquire approximately 42% of Midwest Gaming for cash consideration of approximately $406.6 million and $3.5 million for certain transaction costs and working capital adjustments. Following the closing of the Sale Transaction, the parties completed a recapitalization transaction (the "Recapitalization") pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors"). As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
We also recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
Refer to Note 12, Investments in and Advances to Unconsolidated Affiliates, to our condensed consolidated financial statements for further information on the Sale Transaction and the Recapitalization.
Sale of Big Fish Games, Inc.
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, for aggregate cash consideration of $990.0 million, to Aristocrat Technologies, Inc. (the "Purchaser"), a Nevada corporation, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Company received cash proceeds of $970.7 million, which was net of $5.2 million of working capital adjustments and $14.1 million of transaction costs.
Big Fish Games and the related Big Fish Transaction meet the criteria for discontinued operation presentation. Accordingly, the condensed consolidated statements of comprehensive income and the notes to financial statements reflect Big Fish Games as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The condensed consolidated statements of cash flows include both continuing and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
34

discontinued operations. Refer to Note 5 of our condensed consolidated financial statements, Discontinued Operations, for further information on the discontinued operations relating to the Big Fish Transaction.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of EBITDA from our equity investments.
Adjusted EBITDA excludes:

•	Transaction expense, net which includes:

•	Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;

•	Calder racing exit costs; and

•	Other transaction expense, including legal, accounting and other deal-related expense;

•	Stock-based compensation expense;

•	Midwest Gaming's impact on our investments in unconsolidated affiliates from:

•	The impact of changes in fair value of interest rate swaps; and

•	Recapitalization and transaction costs;

•	Asset impairments;

•	Gain on Ocean Downs/Saratoga Transaction;

•	Loss on extinguishment of debt;

•	Pre-opening expense; and

•	Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income. Refer to the reconciliation of comprehensive income to Adjusted EBITDA included in this section for additional information.
Government Regulations and Legislative Actions
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of Churchill Downs, Online Wagering, Gaming and other investments are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, including Part I - Item 1, "Business," for a discussion of regulatory and legislative issues.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
35

Specific State Casino Regulations and Legislative Actions
Illinois
On June 28, 2019, the Governor of Illinois signed legislation into law that expands gaming opportunities in Illinois. Some of the highlights of the legislation are as follows:
Existing Illinois casinos:

•	The ten existing casinos can expand from 1,200 gaming positions to up to 2,000 gaming positions.

•	Allows for a tax credit for facility renovation and requires a reconciliation payment after year three post expansion / build.
New casinos in Illinois:

•
Authorizes licenses for six new casinos to be located in downtown Chicago, Waukegan, Rockford, Cook County South Suburbs, Williamson County and Danville and slots at the Chicago International and Midway airports.

•
The combination of the new downtown Chicago casino and the two airports can have up to 4,000 gaming positions. The new Williamson County casino can have up to 1,200 gaming positions. The other four new casinos can have up to 2,000 gaming positions.

•	Requires an upfront reconciliation payment and a reconciliation payment after year three post expansion / build.
Racetracks in Illinois:

•	Racetracks outside of Cook County can add up to 900 gaming positions.

•	Racetracks inside of Cook County can add up to 1,200 gaming positions.

•	Authorizes a new standardbred racetrack in Cook County.

•	Unused gaming positions can be purchased by other racetrack facilities.

•	Requires a purse contribution based on a graduated percentage of annual adjusted gross gaming receipts and imposes a graduated pari-mutuel tax.

•	Requires a reconciliation payment after year three post expansion / build if gaming positions are added.
Other significant provisions:

•
Existing and new video gaming terminal locations can increase from five units to a maximum of six units, can increase the maximum bet and can increase the maximum pay-out. Truck stop locations can increase from five units to a maximum of 10 units.

•	Promotional free play can be deducted from taxable revenue up to 20% of adjusted gross receipts ("AGR") starting January 1, 2020.

•
Table games revenue will be taxed under a new separate graduated privilege tax rate structure of 15% of the first $25 million of AGR and 20% above $25 million of AGR when the first new casino begins operations.

•	The new Chicago casino will be required to pay a privilege tax equal to 33% of annual gross receipts instead of the graduated privilege tax for slot machines and table games.
We believe this legislation will have a positive impact on our business operations.
Specific State Sports Betting and iGaming Regulations and Legislative Actions
Illinois
Sports Betting
On June 28, 2019, the Governor of Illinois signed legislation into law that authorizes sports betting in Illinois. Some of the highlights of the legislation are as follows:

▪	Casinos, racetracks and sports venues that hold more than 17,000 people are authorized to operate sports wagering at brick and mortar locations and online.

▪	Racetracks can have three affiliated off-track betting facilities ("OTBs") that are authorized to operate sports wagering at the OTB location and online.

▪	The license fee for casinos is up to $10.0 million based on AGR, for racetracks is up to $10.0 million based on handle, and for sports venues is $10.0 million.

▪	During the 18-month period after the first license becomes operational, all sports wagering accounts must be established at a licensed gaming facility.

▪	Three online licenses can be issued through a competitive bid process upon payment of a $20.0 million per license fee after the 18-month period.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
36

▪	The lottery is authorized to offer a pilot program of lottery sports betting terminals at 2,500 retail locations. The program is scheduled to sunset in January 1, 2024.

▪	The bill sets a tax rate of 15% on adjusted sports wagering receipts with an additional tax of 2% on wagers placed in Cook County and official league data must be used by operators.
We believe this legislation will have a positive impact on our business operations.
TwinSpires Regulations and Legislative Actions
Illinois
On June 28, 2019, the Governor of Illinois signed legislation into law that removes the sunset date for advance deposit wagering operations. We believe this legislation will have a positive impact on our business operations.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Net revenue	$477.4	$379.4	$98.0	$742.8	$568.7	$174.1
Operating income	156.4	136.6	19.8	184.4	156.3	28.1
Operating income margin	33%	36%		25%	27%
Net income from continuing operations	$108.3	$103.2	$5.1	$120.2	$117.3	$2.9
Net income	107.1	103.1	4.0	118.7	285.1	(166.4)
Adjusted EBITDA	215.0	174.5	40.5	289.6	223.7	65.9
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

•
Net revenue increased $98.0 million driven by a $69.6 million increase from the Gaming segment primarily due to the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, as well as growth at our other gaming properties, and a $28.8 million increase from Churchill Downs primarily due to the opening of Derby City Gaming and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and handle at Churchill Downs Racetrack. Partially offsetting these increases was a $0.4 million decrease from other sources.

•
Operating income increased $19.8 million due to a $14.4 million increase from Gaming primarily driven by the increase in net revenue; an $11.7 million increase from Churchill Downs primarily due to the opening of Derby City Gaming and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and handle at Churchill Downs Racetrack; and a $1.5 million decrease in transaction expense, net. Partially offsetting these increases were a $7.0 million increase in selling, general and administrative expenses driven by the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, and the Derby City Gaming opening, as well as an increase in stock-based compensation, a $0.6 million decrease from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and the first quarter of 2019 launch in New Jersey, and a $0.2 million decrease from other sources.

•
Net income from continuing operations increased $5.1 million. The following items impacted comparability of the Company's second quarter of 2019 net income from continuing operations: (1) $5.8 million after-tax impact of our equity portion of Midwest Gaming's non-cash change in fair value related to interest rate swaps; and (2) $0.6 million after-tax impact of our equity portion of Midwest Gaming's recapitalization and transaction costs. Partially offsetting these increases were (3) a $1.1 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses; and (4) a $0.6 million non-cash tax benefit related to the re-measurement of our net deferred tax liabilities from changes in state enacted rates. Excluding these items, net income from continuing operations increased $9.8 million primarily due to a $16.7 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $6.9 million after-tax increase in interest expense associated with higher outstanding debt balances.

•
Net income increased $4.0 million due to a $5.1 million increase in net income from continuing operations discussed above, partially offset by a $1.1 million increase in net loss from discontinued operations.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
37

•
Adjusted EBITDA increased $40.5 million driven by a $30.4 million increase from the Gaming segment primarily due to the Presque Isle, Midwest Gaming, and Ocean Downs/Saratoga Transactions, as well as strong performances of our wholly-owned Gaming properties and our equity investment in MVG, a $13.9 million increase from the Churchill Downs segment primarily due to the opening of Derby City Gaming and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and handle at Churchill Downs Racetrack. Partially offsetting these increases were a $2.1 million decrease from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and the first quarter of 2019 launch in New Jersey, and a $1.7 million decrease from All Other mainly due to increased salaries and related benefits at the corporate level.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

•
Net revenue increased $174.1 million driven by a $127.2 million increase from the Gaming segment primarily due to the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, as well as growth at our other gaming properties, and a $47.9 million increase from Churchill Downs primarily due to the opening of Derby City Gaming and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle at Churchill Downs Racetrack. Partially offsetting these increases was a $1.0 million decrease from other sources.

•
Operating income increased $28.1 million driven by a $26.3 million increase from Gaming primarily driven by the increase in net revenue, and a $17.2 million increase from Churchill Downs primarily due to the opening of Derby City Gaming and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle at Churchill Downs Racetrack. Partially offsetting these increases were a $13.5 million increase in selling, general and administrative expenses driven by the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, and the Derby City Gaming opening, as well as an increase in stock-based compensation, a $1.8 decrease in the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and the first quarter of 2019 launch in New Jersey, and a $0.1 million decrease from other sources.

•
Net income from continuing operations increased $2.9 million. The following items impacted comparability of the Company's six months ended June 30, 2019 net income from continuing operations: (1) $9.1 million after-tax impact of our equity portion of Midwest Gaming's non-cash change in fair value related to interest rate swaps; (2) $3.5 million after-tax impact of our equity portion of Midwest Gaming's recapitalization and transaction costs; (3) $2.2 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities based on an increase in revenue related to states with higher tax rates compared to the prior year period; and (4) a $1.3 million after-tax increase in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net income from continuing operations increased $19.0 million primarily due to a $28.8 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $9.8 million after-tax increase in interest expense associated with higher outstanding debt balances.

•
Net income decreased $166.4 million due to a $2.9 million increase in net income from continuing operations, offset by a $169.3 million decrease in net income from discontinued operations driven by the $168.3 million after-tax gain on the sale of Big Fish Games in January 2018.

•
Adjusted EBITDA increased $65.9 million driven by a $48.8 million increase from the Gaming segment primarily due to the Presque Isle, Midwest Gaming, and Ocean Downs/Saratoga Transactions, as well as strong performances of our wholly-owned Gaming properties and our equity investment in MVG, and a $21.3 million increase from the Churchill Downs segment primarily due to the opening of Derby City Gaming in September 2018 and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle at Churchill Downs Racetrack. Partially offsetting these increases were a $3.1 million decrease from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and the first quarter of 2019 launch in New Jersey, and a $1.1 million decrease from All Other mainly due to increased salaries and related benefits at the corporate level.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
38

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Churchill Downs:
Churchill Downs Racetrack	$171.9	$164.3	$7.6	$174.6	$166.6	$8.0
Derby City Gaming	21.2	—	21.2	39.9	—	39.9
Total Churchill Downs	193.1	164.3	28.8	214.5	166.6	47.9
Online Wagering:
TwinSpires	95.9	94.1	1.8	159.2	157.7	1.5
Online Sports Betting and iGaming	0.1	—	0.1	0.2	—	0.2
Total Online Wagering	96.0	94.1	1.9	159.4	157.7	1.7
Gaming:
Fair Grounds and VSI	30.9	29.6	1.3	69.7	65.0	4.7
Presque Isle	37.3	—	37.3	67.0	—	67.0
Calder	25.6	26.0	(0.4)	51.0	50.9	0.1
Oxford	26.3	26.2	0.1	50.2	50.4	(0.2)
Ocean Downs	21.9	—	21.9	40.3	—	40.3
Riverwalk	14.2	13.6	0.6	30.5	28.0	2.5
Harlow's	13.3	12.5	0.8	28.6	25.8	2.8
Lady Luck Nemacolin	8.3	—	8.3	10.6	—	10.6
Saratoga	—	0.3	(0.3)	—	0.6	(0.6)
Total Gaming	177.8	108.2	69.6	347.9	220.7	127.2
All Other	25.4	26.3	(0.9)	40.1	41.3	(1.2)
Eliminations	(14.9)	(13.5)	(1.4)	(19.1)	(17.6)	(1.5)
Net Revenue	$477.4	$379.4	$98.0	$742.8	$568.7	$174.1
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

•
Churchill Downs revenue increased $28.8 million primarily due to a $21.2 million increase from the opening of Derby City Gaming in September 2018 and a $7.6 million increase at Churchill Downs Racetrack, primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.

•
Online Wagering revenue increased $1.9 million primarily due to TwinSpires, which experienced an increase of 18.8% in active players, while net revenue per active player declined 12.7%. Handle grew 3.7% during the second quarter of 2019 compared to the prior year, and compared to a 3.0% decrease for the U.S. thoroughbred industry. Industry handle was impacted by the absence of a possible Triple Crown horse in the Preakness and Belmont Stakes and limited field sizes in California in the second quarter of 2019.

•
Gaming revenue increased $69.6 million driven by a $37.3 million increase due to the Presque Isle Transaction, a $21.9 million increase due to the Ocean Downs/Saratoga Transaction, an $8.3 million increase due to the Lady Luck Nemacolin Transaction, a $1.4 million increase from our Mississippi properties primarily due to higher attendance driven by the opening of our retail BetAmerica Sportsbooks, and a $1.3 million increase at Fair Grounds and VSI primarily due to two additional off-track betting and video poker facilities and successful marketing and promotional activities. Partially offsetting these increases was a $0.6 million decrease from other sources.

•	All Other revenue decreased $0.9 million primarily due to a decrease in handle at Arlington from inclement weather during the second quarter of 2019 compared to the prior year.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
39

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

•
Churchill Downs revenue increased $47.9 million primarily due to a $39.9 million increase from the opening of Derby City Gaming and an $8.0 million increase at Churchill Downs Racetrack, primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.

•
Online Wagering revenue increased $1.7 million primarily due to a $1.5 million increase from TwinSpires. Active players grew 17.9% while net revenue per active player declined 13.3%. Handle grew 2.3% during the six months ended June 30, 2019 compared to the prior year, and compared to a 3.2% decrease for the U.S. thoroughbred industry. Industry handle was impacted by the absence of a possible Triple Crown horse in the Preakness and Belmont Stakes, and the impact in California of race date cancellations in the first quarter of 2019 and limited field sizes in the second quarter of 2019.

•
Gaming revenue increased $127.2 million driven by a $67.0 million increase due to the Presque Isle Transaction, a $40.3 million increase due to the Ocean Downs/Saratoga Transaction, a $10.6 million increase due to the Lady Luck Nemacolin Transaction, a $5.3 million increase from our Mississippi properties primarily due to higher attendance driven by the opening of our retail BetAmerica Sportsbooks, and a $4.7 million increase at Fair Grounds and VSI primarily due to two additional off-track betting and video poker facilities, successful marketing and promotional activities and increased handle. Partially offsetting these increases was a $0.7 million decrease primarily from the loss of Saratoga revenue as a result of the disposition of our equity ownership in August 2018.

•	All Other revenue decreased $1.2 million primarily due to a decrease in handle at Arlington from inclement weather during the six months ended June 30, 2019 compared to the prior year.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
40

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Taxes and purses	$113.1	$72.4	$40.7	$191.3	$118.5	$72.8
Salaries and benefits	47.5	34.9	12.6	84.3	62.3	22.0
Content expense	41.8	41.7	0.1	73.9	73.7	0.2
Selling, general and administrative expense	30.1	23.1	7.0	55.0	41.5	13.5
Depreciation and amortization	21.5	15.3	6.2	42.3	29.1	13.2
Marketing and advertising	13.7	10.2	3.5	20.9	14.9	6.0
Transaction expense, net	0.6	2.1	(1.5)	4.1	3.5	0.6
Other operating expense	52.7	43.1	9.6	86.6	68.9	17.7
Total expense	$321.0	$242.8	$78.2	$558.4	$412.4	$146.0
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $40.7 million driven by a $32.3 million increase from our Gaming segment primarily associated with the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and an $8.7 million increase primarily driven by the opening of Derby City Gaming. These increases were partially offset by a $0.3 million decrease from other sources.

•
Salaries and benefits expense increased $12.6 million driven primarily by additional personnel costs and related benefits from the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.

•	Selling, general and administrative expense increased $7.0 million primarily from an increase in salaries and related benefits, and stock-based compensation.

•
Depreciation and amortization expense increased $6.2 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, the opening of Derby City Gaming, and capital expenditures placed into service for Churchill Downs Racetrack.

•
Marketing and advertising expense increased $3.5 million primarily from the opening of Derby City Gaming, the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, an increase in marketing spend for our TwinSpires business, and start-up related costs for our online sports betting and iGaming operations.

•
Transaction expense, net decreased $1.5 million primarily due to increased expenses associated with announced transactions in the first quarter of 2018 that did not recur in the second quarter of 2019.

•
Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $9.6 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018
Significant items affecting comparability of consolidated operating expense include:

•
Taxes and purses increased $72.8 million driven by a $58.0 million increase from our Gaming segment primarily associated with the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and a $15.1 million increase primarily driven by the opening of Derby City Gaming. These increases were partially offset by a $0.3 million decrease from other sources.

•
Salaries and benefits expense increased $22.0 million driven primarily by additional personnel costs and related benefits from the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.

•	Selling, general and administrative expense increased $13.5 million primarily from an increase in salaries and related

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
41

benefits, and stock-based compensation.

•
Depreciation and amortization expense increased $13.2 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, the opening of Derby City Gaming, and capital expenditures placed into service for Churchill Downs Racetrack.

•
Marketing and advertising expense increased $6.0 million primarily from the opening of Derby City Gaming, the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, an increase in marketing spend for our TwinSpires business, and start-up related costs for our online sports betting and iGaming operations.

•	Transaction expense, net increased $0.6 million primarily due to the Presque Isle and Lady Luck Nemacolin Transactions.

•
Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, and other operating expenses. Other operating expense increased $17.7 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, the opening of Derby City Gaming, and the sports betting and iGaming operations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Churchill Downs	$121.9	$107.9	$14.0	$123.3	$101.9	$21.4
Online Wagering	22.2	24.4	(2.2)	39.1	42.3	(3.2)
Gaming	76.1	45.7	30.4	140.9	92.1	48.8
Total Segment Adjusted EBITDA	220.2	178.0	42.2	303.3	236.3	67.0
All Other	(5.2)	(3.5)	(1.7)	(13.7)	(12.6)	(1.1)
Total Adjusted EBITDA	$215.0	$174.5	$40.5	$289.6	$223.7	$65.9
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

•
Churchill Downs Adjusted EBITDA increased $14.0 million due to an $8.8 million increase from the opening of Derby City Gaming in September 2018 and a $5.2 million increase from Churchill Downs Racetrack, primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.

•
Online Wagering Adjusted EBITDA decreased $2.2 million primarily due to costs associated with the continued build-out of our online sports betting and iGaming operations and the first quarter of 2019 launch in New Jersey, and an increase in marketing spend for our TwinSpires business.

•
Gaming Adjusted EBITDA increased $30.4 million driven by a $27.7 million increase from our equity investment in Midwest Gaming and the Presque Isle and Lady Luck Nemacolin Transactions; a $1.0 million increase from our Mississippi properties primarily due to higher attendance driven by the opening of our retail BetAmerica Sportsbooks; a $0.9 million increase from our equity investment at MVG; a $0.6 million increase from Ocean Downs due to the acquisition of the remaining 37.5% of Ocean Downs partially offset by the liquidation of our equity investments in Saratoga as a result of the Ocean Downs/Saratoga Transaction; a $0.6 million increase from Oxford due to successful marketing and promotional activities; and a $0.2 million increase from other sources. Partially offsetting these increases was a $0.6 million decrease at Calder primarily due to the May 2019 opening of the jai alai facility and associated operating costs.

•	All Other Adjusted EBITDA decreased $1.7 million primarily from increased salaries and related benefits at the corporate level.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
42

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

•
Churchill Downs Adjusted EBITDA increased $21.4 million due to a $16.4 million increase from the opening of Derby City Gaming and a $5.0 million increase at Churchill Downs Racetrack, primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.

•
Online Wagering Adjusted EBITDA decreased $3.2 million driven by a $3.0 million decrease due to costs associated with the continued build-out of our online sports betting and iGaming operations and the first quarter of 2019 launch in New Jersey. TwinSpires' Adjusted EBITDA decreased $0.2 million primarily due to an increase in marketing spend.

•
Gaming Adjusted EBITDA increased $48.8 million driven by a $40.8 million increase from our equity investment in Midwest Gaming and the Presque Isle and Lady Luck Nemacolin Transactions; a $3.4 million increase from our Mississippi properties primarily due to higher attendance driven by the opening of our retail BetAmerica Sportsbooks; a $2.2 million increase from Fair Grounds and VSI primarily due to two additional OTBs and video poker facilities, successful marketing and promotional activities, and increased handle; a $1.9 million increase from our equity investment at MVG; and a $1.6 million increase from Ocean Downs due the acquisition of the remaining 37.5% of Ocean Downs partially offset by the liquidation of our equity investments in Saratoga as a result of the Ocean Downs/Saratoga Transaction. Partially offsetting these increases was a $1.1 million decrease at Calder primarily due to the May 2019 opening of the jai alai facility and associated operating costs, and favorable insurance reserve adjustments in the prior year that did not recur in 2019.

•
All Other Adjusted EBITDA decreased $1.1 million primarily from a $2.0 million increase in salaries and related benefits at the corporate level and a $0.7 million decrease at Arlington due to decreased handle primarily related to inclement weather. Partially offsetting these decreases was a $1.6 million increase from United Tote primarily due to increased equipment sales and higher totalisator fees from new customers.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
43

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Comprehensive income	$107.1	$102.9	$4.2	$118.7	$285.3	$(166.6)
Foreign currency translation, net of tax	—	—	—	—	(0.6)	0.6
Change in pension benefits, net of tax	—	0.2	(0.2)	—	0.4	(0.4)
Net income	107.1	103.1	4.0	118.7	285.1	(166.4)
Loss (income) from discontinued operations, net of tax	1.2	0.1	1.1	1.5	(167.8)	169.3
Income from continuing operations, net of tax	108.3	103.2	5.1	120.2	117.3	2.9

Additions:
Depreciation and amortization	21.5	15.3	6.2	42.3	29.1	13.2
Interest expense	19.4	9.7	9.7	33.1	19.3	13.8
Income tax provision	38.6	32.8	5.8	45.1	35.4	9.7
EBITDA	$187.8	$161.0	$26.8	$240.7	$201.1	$39.6

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$7.4	$6.4	$1.0	$12.1	$9.2	$2.9
Other charges	—	—	—	0.5	—	0.5
Pre-opening expense	0.9	0.7	0.2	2.2	1.3	0.9
Transaction expense, net	0.6	2.1	(1.5)	4.1	3.5	0.6
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	9.7	4.3	5.4	13.2	8.6	4.6
Changes in fair value of Midwest Gaming's interest rate swaps	7.9	—	7.9	12.2	—	12.2
Midwest Gaming's recapitalization and transactions costs	0.8	—	0.8	4.7	—	4.7
Other	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Total adjustments to EBITDA	27.2	13.5	13.7	48.9	22.6	26.3
Adjusted EBITDA	$215.0	$174.5	$40.5	$289.6	$223.7	$65.9
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	June 30, 2019	December 31, 2018	Change
Total assets	$2,588.5	$1,725.2	$863.3
Total liabilities	$2,035.2	$1,251.9	$783.3
Total shareholders' equity	$553.3	$473.3	$80.0
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets increased $863.3 million driven by a $513.7 million increase in investments and advances to unconsolidated affiliates due to our equity investment in Midwest Gaming, a $122.5 million increase in property and equipment, net due to the Presque Isle Transaction and the implementation of ASC 842, a $90.7 million increase in other intangibles and a $25.8 million increase in goodwill both of which were primarily due to the Presque Isle Transaction, a $69.4 million increase in cash and cash equivalents primarily related to a successful 2019 Kentucky Derby and Oaks week, and a $44.0

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
44

million increase in accounts receivable, net primarily due to an increase in simulcast receivables. Partially offsetting these increases was a $2.8 million decrease in all other assets.

•
Total liabilities increased $783.3 million driven by a $591.9 million increase in notes payable, net of debt issuance costs due to the issuance of the 2027 Senior Notes (as defined below), a $121.7 million increase in deferred income taxes due primarily to our equity investment in Midwest Gaming, a $60.2 million increase in accounts payable primarily due to the timing of racing related and simulcast payments, a $23.1 million increase in other liabilities primarily due to the adoption of ASC 842, a $17.2 million increase in purses payable due to our spring and summer race meets, a $15.0 million increase in income taxes payable due to our current year income tax provision, and a $13.4 million increase in all other liabilities. Partially offsetting these increases were a $36.7 million decrease in deferred revenue due to recognition of advance sales for the 2019 Kentucky Derby and Oaks and a $22.5 million decrease in dividends payable due to the payment of our annual dividends in January 2019.

•
Total shareholders’ equity increased $80.0 million driven by current year net income of $118.7 million and an increase of $4.3 million related to other sources, partially offset by $43.0 million in repurchases of common stock.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,
Cash flows from:	2019	2018	Change
Operating activities	$214.3	$162.3	$52.0
Investing activities	$(653.9)	$892.4	$(1,546.3)
Financing activities	$511.8	$(844.9)	$1,356.7
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
Six Months Ended June 30, 2019, Compared to the Six Months Ended June 30, 2018

•
Cash provided by operating activities increased $52.0 million driven by a $28.1 million increase in operating income related to continuing operations, a $22.4 million decrease in cash taxes paid, and a $16.6 million increase from all other operating activities, partially offset by a $15.1 million increase in cash paid for interest.

•
Cash used in investing activities increased $1,546.3 million driven by a $970.7 million decrease in cash proceeds related to the Big Fish Transaction, a $410.1 million increase in investment in and advances to unconsolidated affiliates related to our equity investment in Midwest Gaming and a $172.1 million increase due to the Presque Isle Transaction, partially offset by a $6.6 million decrease in cash used in all other investing activities.

•
Cash provided by financing activities increased $1,356.7 million primarily driven by a $600.0 million increase from the issuance of our 2027 Senior Notes, a $461.6 million decrease in share repurchases, a $242.1 million increase in net borrowings relating to our 2017 Credit Agreement (as defined below), a $58.2 decrease as a result of Big Fish Games deferred and earnout payments, partially offset by a $5.2 million decrease from all other financing activities.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
45

Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	June 30, 2019	December 31, 2018	Change
Term Loan B due 2024	$394.0	$396.0	$(2.0)
2027 Senior Notes	600.0	—	600.0
2028 Senior Notes	500.0	500.0	—
Total debt	1,494.0	896.0	598.0
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	1,490.0	892.0	598.0
Issuance cost and fees	(19.5)	(11.7)	(7.8)
Total debt, net of current maturities	$1,470.5	$880.3	$590.2
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
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at June 30, 2019. At June 30, 2019, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	7.1 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.5 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended June 30, 2019, the Company's commitment fee rate was 0.30%.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
46

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
Contractual Obligations
Our commitments to make future payments as of June 30, 2019, are estimated as follows:

(in millions)	July 1 to December 31, 2019	2020-2021	2022-2023	Thereafter	Total
Term Loan B	$2.0	$8.0	$8.0	$376.0	$394.0
Interest on Term Loan B(1)	8.9	34.8	34.0	16.6	94.3
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	17.1	66.0	66.0	115.5	264.6
Interest on 2028 Senior Notes	—	47.5	47.5	106.9	201.9
Operating leases	2.9	9.7	6.5	11.2	30.3
Total	$30.9	$166.0	$162.0	$1,726.2	$2,085.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
47

(1)	Interest includes the estimated contractual payments under our 2017 Credit Agreement assuming no change in the weighted average borrowing rate of 4.41% which was the rate in place as of June 30, 2019.
As of June 30, 2019, we had approximately $2.9 million of tax liabilities related to unrecognized tax benefits.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	general economic trends; and

•	interest rate and credit risk.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At June 30, 2019, we had $394.0 million outstanding under our 2017 Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $2.9 million.

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
48

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The following descriptions include updates and additions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 15, Contingencies, to our condensed consolidated financial statements, for further information.
Kater Class Action Suit
On April 17, 2015, a purported class action styled Cheryl Kater v. Churchill Downs Incorporated (the "Kater litigation") was filed in the United States District Court for the Western District of Washington (the "Washington District Court") alleging, among other claims, that the Company’s "Big Fish Casino" operated by the Company’s then-wholly owned mobile gaming subsidiary Big Fish Games violated Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the slots, blackjack, poker, and roulette games offered through Big Fish Casino), and seeking, among other things, return of monies lost, reasonable attorney’s fees, treble damages, and injunctive relief.  On November 19, 2015, the Washington District Court dismissed the case with prejudice and, on December 7, 2015, plaintiff’s motion for reconsideration was denied.  Plaintiff filed a notice of appeal on January 5, 2016 to the United States Court of Appeals for the Ninth Circuit.
As previously disclosed, on January 9, 2018, the Company sold Big Fish Games to Aristocrat Technologies, Inc., a Nevada corporation (Purchaser), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation, pursuant to the Stock Purchase Agreement, dated as of November 29, 2017, by and among the Company, Big Fish Games and the Purchaser.  Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to indemnify the Purchaser for the losses and expenses associated with the Kater litigation for Big Fish Games, which is referred to in the Stock Purchase Agreement as the "Primary Specified Litigation."
On February 6, 2018, oral arguments on plaintiff’s appeal of the dismissal of the Kater litigation took place before the United States Court of Appeals for the Ninth Circuit.  On March 28, 2018, the United States Court of Appeals for the Ninth Circuit reversed and remanded the Washington District Court’s dismissal of the complaint against the Company.  On June 12, 2018, the United States Court of Appeals for the Ninth Circuit denied the Company’s Petition for Rehearing En Banc filed by the Company on May 11, 2018.  On July 13, 2018, the parties filed a Joint Status Report and Discovery Plan in the Washington District Court.  On July 20, 2018, the Company filed a Motion to Compel Arbitration in the Washington District Court, which was denied on November 2, 2018.  The Company filed an Answer to Plaintiff's Complaint on November 16, 2018.
The complaint was amended on March 20, 2019, to add Big Fish Games, Inc., as a party and to assert claims on behalf of an additional plaintiff, Suzie Kelly.  On May 10, 2019, the Company filed an answer as to the claims asserted by plaintiff Kater, and joined Big Fish Games in moving to compel arbitration as to all claims asserted by plaintiff Kelly.  Big Fish Games also moved to compel arbitration against plaintiff Kater.  On June 13, 2019, defendants moved to stay discovery pending resolution of the motion to compel arbitration, which is still pending.
In accordance with the terms of the Stock Purchase Agreement, the Company is working closely with the Purchaser to vigorously defend this matter in both the Washington District Court and in any further appellate proceedings, and the Company believes that there are meritorious legal and factual defenses against plaintiff’s allegations and requests for relief.
Thimmegowda Class Action Suit
On February 11, 2019, a purported class action styled Manasa Thimmegowda v. Big Fish Games, Aristocrat Technologies Inc. (Purchaser), Aristocrat Leisure Limited, and Churchill Downs Inc., was filed in the Washington District Court alleging, among other claims, that “Big Fish Casino,” which is operated by Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, and seeking, among other things, return of monies lost, reasonable attorney’s fees, injunctive relief, and treble and punitive damages. On May 10, 2019, all of the defendants moved to compel arbitration of the claims, and the Company, the Purchaser and Aristocrat Leisure Limited also moved to dismiss the action for lack of personal jurisdiction.  On June 13, 2019, defendants moved to stay discovery pending resolution of those motions.  All of these motions remain pending. The Company is working to vigorously defend this matter, and believes that there are meritorious legal and factual defenses against plaintiff’s allegations and requests for relief.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
49

James Rivera, et al. v. Calder Race Course, Inc., et al.
On March 1, 2013, James Rivera, individually and by and through his wife and their children, filed a First Amended Complaint for Damages (as amended from time to time) styled James Rivera, et al. v. Calder Race Course, Inc., et al. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, stemming from a spinal cord injury to Mr. Rivera when the horse he was exercising collapsed and died during a workout at Calder Race Course on November 25, 2008. The plaintiffs seek recovery of compensatory and punitive damages, interest and costs from defendants in connection with the injuries suffered by Mr. Rivera, but no specific amount of damages. The case has been set for trial in September 2019. The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against plaintiffs' allegations and requests for relief.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the Kentucky Horse Racing Commission ("KHRC" and, together with the Kentucky racetracks, the "Joint Petitioners") sought a declaration from the Franklin Circuit Court, Commonwealth of Kentucky (the "Franklin Court") that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines pursuant to a license issued by the KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. (the "Family Foundation") intervened, and the Franklin Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Franklin Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Franklin Court to determine whether operation of historical racing machines that were licensed during the pendency of the litigation constitute pari-mutuel wagering.  The Franklin Court held a trial during the week of January 8, 2018 to determine whether the games from one of the historical racing machine manufacturers (Encore/Exacta) are pari-mutuel, and the Franklin Court set a post-trial briefing schedule for the parties. Although the Franklin Court ordered, on August 24, 2017, that this pending litigation only directly involves the historical racing machine games presently in use, and any future historical racing machine games proposed by the Company would not be included in the pending case, the ruling could impact how we design our future games and could affect the underlying economics and technology of historical racing machines. On October 24, 2018, the Franklin Court ruled that the historical racing machines in question (Encore/Exacta) are a pari-mutuel system of wagering legally permitted under Kentucky law.  In November 2018, the Family Foundation filed a notice of appeal and subsequently filed a motion to transfer the appeal directly to the Kentucky Supreme Court, which was granted in June 2019. The case is pending before the Kentucky Supreme Court.
Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al.
On January 4, 2019, Kentucky Downs, LLC and Kentucky Racing Acquisition, LLC (collectively, "Petitioners") filed a Petition for Review and Appeal of Approval of WKY Development, LLC License Application and Denial of Kentucky Downs, LLC License Application styled Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al. in the Franklin Court.  Petitioners are appealing the vote of the KHRC, which awarded WKY Development, LLC, our joint venture with Keeneland Association, Inc. ("Keeneland"), a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky and denied Petitioners’ application for a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky.  WKY Development, LLC is a joint venture owned 95% by the Company and 5% by Keeneland.  The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against Petitioners’ allegations and requests for relief. On March 29, 2019, WKY Development, LLC filed an Answer to the Petition for Review and Appeal and discovery is ongoing.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the United States Environmental Protection Agency ("EPA") regarding alleged CAFO non-compliance at Fair Grounds. We have established an accrual pursuant to GAAP for an immaterial amount for our expected future liability with respect to a potential penalty we may eventually be required to pay. We continue to have discussions with the EPA to resolve the matter.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
50

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
4/1/19-4/30/19	75,998	$93.59	75,998	$235.9
5/1/19-5/31/19	102,830	97.18	102,725	225.9
6/1/19-6/30/19	8,885	100.77	8,885	225.0
Total	187,713	$95.90	187,608

(1)
On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaces the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
51

ITEM 6.	EXHIBITS

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 31, 2019	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 31, 2019	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
53