Form 10-Q
period 2019-09-30
CHURCHILL DOWNS Inc
filed 2019-10-30
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(502) 636-4400
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	CHDN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 16, 2019 was 39,831,864 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2019	2018	2019	2018
Net revenue:
Churchill Downs	$31.4	$10.8	$234.6	$167.7
Online Wagering	70.2	71.8	228.9	228.7
Gaming	178.3	110.4	524.7	330.0
All Other	26.4	28.3	60.9	63.6
Total net revenue	306.3	221.3	1,049.1	790.0
Operating expense:
Churchill Downs	30.8	19.5	127.8	87.4
Online Wagering	52.2	49.1	159.3	152.6
Gaming	137.3	81.2	395.5	238.9
All Other	22.9	23.7	59.9	62.0
Selling, general and administrative expense	34.4	21.9	89.4	63.4
Transaction expense, net	0.9	5.4	5.0	8.9
Total operating expense	278.5	200.8	836.9	613.2
Operating income	27.8	20.5	212.2	176.8
Other income (expense):
Interest expense, net	(18.9)	(9.9)	(52.0)	(29.2)
Equity in income of unconsolidated affiliates	14.1	9.1	27.7	24.4
Gain on Ocean Downs/Saratoga transaction	—	54.9	—	54.9
Miscellaneous, net	0.2	0.1	0.6	0.5
Total other income (expense)	(4.6)	54.2	(23.7)	50.6
Income from continuing operations before provision for income taxes	23.2	74.7	188.5	227.4
Income tax provision	(8.0)	(16.7)	(53.1)	(52.1)
Income from continuing operations, net of tax	15.2	58.0	135.4	175.3
(Loss) income from discontinued operations, net of tax	(0.4)	(1.7)	(1.9)	166.1
Net income	$14.8	$56.3	$133.5	$341.4

Net income (loss) per common share data - basic:
Continuing operations	$0.38	$1.43	$3.37	$4.22
Discontinued operations	$(0.01)	$(0.04)	$(0.05)	$4.00
Net income per common share data - basic	$0.37	$1.39	$3.32	$8.22

Net income (loss) per common share data - diluted:
Continuing operations	$0.37	$1.42	$3.33	$4.19
Discontinued operations	$(0.01)	$(0.04)	$(0.05)	$3.97
Net income per common share data - diluted	$0.36	$1.38	$3.28	$8.16

Weighted average shares outstanding:
Basic	40.0	40.7	40.2	41.6
Diluted	40.7	41.0	40.7	41.8

Other comprehensive income:
Foreign currency translation, net of tax	$—	$—	$—	$0.6
Change in pension benefits, net of tax	—	0.2	—	(0.2)
Other comprehensive income	—	0.2	—	0.4
Comprehensive income	$14.8	$56.5	$133.5	$341.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$189.8	$133.3
Restricted cash	44.0	40.0
Accounts receivable, net	35.4	28.8
Income taxes receivable	1.4	17.0
Other current assets	31.3	22.4
Total current assets	301.9	241.5
Property and equipment, net	895.2	757.5
Investment in and advances to unconsolidated affiliates	625.0	108.1
Goodwill	363.8	338.0
Other intangible assets, net	355.8	264.0
Other assets	20.8	16.1
Total assets	$2,562.5	$1,725.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75.8	$47.0
Purses payable	26.3	15.8
Account wagering deposit liabilities	31.1	29.6
Accrued expense	124.5	89.8
Current deferred revenue	14.1	47.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	22.5
Total current liabilities	275.8	256.6
Long-term debt, net of current maturities and loan origination fees	384.8	387.3
Notes payable, net of debt issuance costs	1,085.4	493.0
Non-current deferred revenue	17.4	21.1
Deferred income taxes	209.8	78.2
Other liabilities	38.9	15.7
Total liabilities	2,012.1	1,251.9
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 39.9 shares issued and outstanding at September 30, 2019 and 40.4 shares at December 31, 2018	—	—
Retained earnings	551.3	474.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	550.4	473.3
Total liabilities and shareholders' equity	$2,562.5	$1,725.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$473.3
Net income			11.6		11.6
Issuance of common stock	0.1	—			—
Repurchase of common stock	(0.3)	(4.7)	(20.3)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)	—	(7.6)		(7.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		4.7			4.7
Adoption of ASC 842			(0.3)		(0.3)
Other			0.2		0.2
Balance, March 31, 2019	40.2	—	457.8	(0.9)	456.9
Net income			107.1		107.1
Repurchase of common stock	(0.2)	(4.4)	(13.6)		(18.0)
Stock-based compensation		7.4			7.4
Other		(0.1)			(0.1)
Balance, June 30, 2019	40.0	2.9	551.3	(0.9)	553.3
Net income			14.8		14.8
Issuance of common stock	0.1	1.9			1.9
Repurchase of common stock	(0.2)	(10.4)	(14.6)		(25.0)
Taxes paid related to net share settlement of stock awards	—	—	(0.1)		(0.1)
Stock-based compensation		5.5			5.5
Other		0.1	(0.1)		—
Balance, September 30, 2019	39.9	$—	$551.3	$(0.9)	$550.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2017	46.2	$7.3	$634.3	$(1.3)	$640.3
Net income			182.0		182.0
Issuance of common stock	0.1	—			—
Repurchase of common stock	(5.7)	(13.5)	(488.0)		(501.5)
Taxes paid related to net share settlement of stock awards	(0.1)	—	(12.9)		(12.9)
Issuance of restricted stock awards, net of forfeitures	0.1	—			—
Stock-based compensation		6.2			6.2
Adoption of ASC 606			29.7		29.7
Other				0.4	0.4
Balance, March 31, 2018	40.6	—	345.1	(0.9)	344.2
Net income			103.1		103.1
Issuance of common stock	0.1	—			—
Repurchase of common stock	—	(0.3)			(0.3)
Stock-based compensation		6.4			6.4
Other		(0.1)	(0.1)		(0.2)
Balance, June 30, 2018	40.7	6.0	448.1	(0.9)	453.2
Net income			56.3		56.3
Issuance of common stock	—	1.5			1.5
Stock-based compensation		3.9			3.9
Other		0.1	(0.3)		(0.2)
Balance, September 30, 2018	40.7	$11.5	$504.1	$(0.9)	$514.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$133.5	$341.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.3	45.8
Distributions from unconsolidated affiliates	24.7	14.4
Equity in income of unconsolidated affiliates	(27.7)	(24.4)
Stock-based compensation	17.6	16.5
Deferred income taxes	22.0	24.7
Gain on sale of Big Fish Games	—	(219.5)
Gain on Ocean Downs/Saratoga transaction	—	(54.9)
Other	2.0	(1.8)
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Income taxes	15.5	31.2
Deferred revenue	(36.0)	(43.6)
Other assets and liabilities	44.3	5.6
Net cash provided by operating activities	260.2	135.4
Cash flows from investing activities:
Capital maintenance expenditures	(37.7)	(19.9)
Capital project expenditures	(53.3)	(105.6)
Acquisition of businesses, net of cash acquired	(172.1)	13.1
Investments in and advances to unconsolidated affiliates	(410.1)	—
Distributions of capital from unconsolidated affiliates	5.8	—
Acquisition of gaming licenses	(22.1)	—
Proceeds from sale of Big Fish Games	—	970.7
Other	(1.1)	(9.4)
Net cash (used in) provided by investing activities	(690.6)	848.9
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,236.0	129.7
Repayments of borrowings under long-term debt obligations	(639.0)	(374.7)
Repayment of Ocean Downs debt	—	(54.7)
Payment of dividends	(22.2)	(23.5)
Repurchase of common stock	(66.8)	(501.8)
Taxes paid related to net share settlement of stock awards	(7.7)	(12.9)
Debt issuance costs	(8.9)	—
Big Fish Games earnout payment	—	(31.8)
Big Fish Games deferred payment	—	(26.4)
Other	(0.5)	(3.0)
Net cash provided by (used in) financing activities	490.9	(899.1)
Net increase in cash, cash equivalents and restricted cash	60.5	85.2
Effect of exchange rate changes on cash flows	—	(0.6)
Cash, cash equivalents and restricted cash, beginning of period	173.3	85.5
Cash, cash equivalents and restricted cash, end of period	$233.8	$170.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
7

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40.3	$26.1
Income taxes	16.1	48.0
Schedule of non-cash investing and financing activities:
Deferred tax liability assumed from equity investment	$109.6	$—
Property and equipment additions included in accounts payable and accrued expenses	10.2	11.4
Repurchase of common stock included in accrued expenses	3.7	—
Acquisition of Ocean Downs, net of cash acquired	—	115.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
•Churchill Downs
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
•Online Wagering
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
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack or jai alai facilities which support the casino license as applicable. The Gaming segment has approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games located in eight states.
The Gaming segment revenue and expenses includes the following properties:
◦Calder Casino and Racing ("Calder")

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

◦Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")
◦Harlow’s Casino Resort and Spa ("Harlow's")
◦Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") management agreement
◦Ocean Downs Casino and Racetrack ("Ocean Downs")
◦Oxford Casino and Hotel ("Oxford")
◦Presque Isle Downs and Casino ("Presque Isle")
◦Riverwalk Casino Hotel ("Riverwalk")
The Gaming segment also includes net income for our ownership portion of the Company’s equity investments in the following:
◦61.3% equity investment in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines")
◦50% equity investment in Miami Valley Gaming and Racing ("MVG")
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and / or other miscellaneous operations.
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington International Racecourse ("Arlington")
•United Tote
•Oak Grove Racing and Gaming
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
Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On October 31, 2018, the Company announced that it had entered into a definitive purchase agreement pursuant to which the Company acquired certain ownership interests of Midwest Gaming, the parent company of Rivers Des Plaines for cash (the "Sale Transaction").
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Midwest Gaming for aggregate cash consideration of approximately $406.6 million. As a result of the Recapitalization on March 6, 2019, the Company's ownership of Midwest Gaming increased to 61.3%.
The total aggregate cash consideration paid for the Sale Transaction was $410.1 million, which included $3.5 million of certain transaction costs and working capital adjustments. We recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership.
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
Stock Split
On October 31, 2018, the Company announced a three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. The additional shares resulting from the Stock Split were distributed on January 25, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s condensed consolidated financial statements and related notes for periods prior to the Stock Split have been retroactively adjusted to reflect the effects of the Stock Split.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncement - Adopted on January 1, 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, and subsequently issued additional guidance (collectively, "ASC 842"), which requires companies to generally recognize operating and financing lease liabilities and corresponding right-of-use assets ("ROUAs") on the balance

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

sheet. We adopted ASC 842 on January 1, 2019 using the modified transition method. As part of the transition to ASC 842, we elected the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification of any expired or existing leases and (3) initial direct costs of any expired or existing leases. We recognized the cumulative effect of applying ASC 842 as an opening balance sheet adjustment at January 1, 2019. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.
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
Recent Accounting Pronouncements - effective in 2020 or thereafter
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other: Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The guidance is effective in 2020 with early adoption permitted and may be applied prospectively or retrospectively. As this new guidance is consistent with our current accounting policies, we do not expect our future adoption of such guidance to have a material impact on our results of operations, financial condition, or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance will become effective in 2020, and is to be applied through a modified retrospective approach during the year of adoption. The Company's implementation activities, which remain in progress, include identifying the financial assets in the scope of the new standard, developing methods to estimate current expected credit losses associated with these financial assets, and determining changes needed to control activities. We currently cannot estimate the financial statement impact of adoption.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The new guidance is effective in 2020 with early adoption permitted for any goodwill impairment test performed between January 1, 2017 and January 1, 2020, and is to be applied prospectively. The new guidance will not result in a cumulative adjustment upon adoption and will only be applicable in the event a reporting unit's carrying amount exceeds its fair value when testing goodwill for impairment. As a result, we do not expect our future adoption of such guidance to have a material impact on our results of operations, financial condition, or cash flows.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
Operating lease ROUAs and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The operating lease ROUAs also include any lease payments made prior to commencement and exclude lease incentives and initial direct costs incurred. Our lease terms include all non-cancelable periods and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
The fair value of the intangible assets consists of the following:

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
The fair value of the Presque Isle gaming rights was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and/or the creation of all tangible and intangible assets. The estimated future revenue, operating expenses, start-up costs, and discount rate were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights. The renewal of the gaming rights in Pennsylvania is subject to various legal requirements. However, the Company's historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew its gaming rights in Pennsylvania.
The trademark intangible asset was valued using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. The estimated future revenue, royalty rate, and discount rate were the primary inputs in the valuation of the trademark. The trademark was assigned an indefinite useful life based on the Company’s intention to keep the Presque Isle name for an indefinite period of time.
Goodwill of $25.8 million was recognized due to the expected contribution of Presque Isle to the Company's overall business strategy. The goodwill was assigned to the Gaming segment and is deductible for tax purposes.
For the period from the Presque Isle Transaction on January 11, 2019 through September 30, 2019, net revenue was $105.3 million and net income was not material.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018	2019	2018
Net revenue	$259.0	$1,052.3	$897.7
Lady Luck Nemacolin
On March 8, 2019, the Company completed the Lady Luck Nemacolin Transaction, by which the Company assumed management and acquired certain assets related to the management of Lady Luck Nemacolin from ERI for cash consideration of $100,000. The Lady Luck Nemacolin Transaction did not meet the definition of a business and therefore was accounted for as an asset acquisition. The net assets acquired in conjunction with the Lady Luck Nemacolin Transaction were not material.
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
On August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of the equity interests of Ocean Downs. We consolidated Ocean Downs as of the transaction date. Upon the closing of the Ocean Downs/Saratoga Transaction, the Company no longer has an equity interest or management involvement in Saratoga New York or Saratoga Colorado. Prior to the Ocean Downs/Saratoga Transaction, the Company held an effective 62.5% ownership interest in Ocean Downs, and a 25% ownership interest in Saratoga New York and Saratoga Colorado, all of which were accounted for under the equity method. The consideration transferred to SCH to acquire the remaining interest in Ocean Downs was the Company's equity investments in Saratoga New York and Saratoga Colorado, which had an aggregate fair value of $47.8 million at the acquisition date. Under the acquisition method, the fair values of the consideration transferred and the Company's equity method investment in Ocean Downs, which had a fair value of $80.5 million at the acquisition date, were allocated to the assets acquired and liabilities assumed in the Ocean Downs/Saratoga Transaction. The Company's carrying values in these equity method investments were significantly less than the fair values, resulting in a pre-tax gain of $54.9 million, which is included in the accompanying consolidated statements of comprehensive income. The fair value of the

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company's equity method investments in Ocean Downs, Saratoga New York, and Saratoga Colorado was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018	2018
Net revenue	$239.9	$845.7

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial results of Big Fish Games included in "(loss) income from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net revenue	$—	$—	$—	$13.2

Operating expenses	—	—	—	8.4
Selling, general and administrative expense	0.8	0.7	2.8	5.6
Research and development	—	—	—	0.9
Total operating expense	0.8	0.7	2.8	14.9
Operating loss	(0.8)	(0.7)	(2.8)	(1.7)
Other income (expense)
Gain on sale of Big Fish Games	—	—	—	219.5
Other expense	—	—	—	(0.1)
Total other income	—	—	—	219.4
(Loss) income from discontinued operations before provision for income taxes	(0.8)	(0.7)	(2.8)	217.7
Income tax benefit (provision)	0.4	(1.0)	0.9	(51.6)
(Loss) income from discontinued operations, net of tax	$(0.4)	$(1.7)	$(1.9)	$166.1
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
Goodwill, by segment, is comprised of the following:

	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2018	$49.7	$148.2	$139.1	$1.0	$338.0
Additions	—	—	25.8	—	25.8
Balances as of September 30, 2019	$49.7	$148.2	$164.9	$1.0	$363.8
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other intangible assets are comprised of the following:

	September 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.3	$(13.7)	$17.6	$32.1	$(14.1)	$18.0
Indefinite-lived intangible assets			338.2			246.0
Total			$355.8			$264.0
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
7. INCOME TAXES
The Company’s effective income tax rate for the three and nine months ended September 30, 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes, certain expenses that are not deductible for purposes of income taxes, and $2.7 million of future income tax expenses recognized from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior period. This expense was partially offset by a decrease in our unrecognized tax positions due to the expiration of statutes of limitation and the reversal of tax benefits resulting from tax deductions from the vesting of restricted stock units in excess of book deductions.
We also recognized during the first quarter of 2019, a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership interest in Midwest Gaming. Refer to Note 12, Investments in and Advances to Unconsolidated Affiliates, for further information.
The Company's effective income tax rate for the three and nine months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and certain expenses that are not deductible for income tax purposes, partially offset by tax benefits resulting from tax deductions from the vesting of restricted stock units in excess of book deductions.
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
For the three and nine months ended September 30, 2019, we repurchased 202,449 and 672,473 shares, respectively, of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $25.0 million and $68.0 million, respectively, based on trade date. We had approximately $200.0 million of repurchase authority remaining under this program at September 30, 2019, based on trade date. As of September 30, 2019, we accrued $3.7 million for the future cash settlement of executed repurchases of our common stock compared to $2.5 million as of December 31, 2018.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan"), and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $5.5 million for the three months ended September 30, 2019 and $3.9 million for the three months ended September 30, 2018. Stock-based compensation expense was $17.6 million for the nine months ended September 30, 2019 and $13.1 million for the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, the Company awarded RSAs to employees, RSUs and PSUs to certain named executive officers and RSUs to directors. The vesting criteria for the PSU awards granted in 2019 were based on a three year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
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

10. DEBT
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The Company used the net proceeds from the offering to repay our outstanding balance on our 2017 Senior Secured credit agreement (the "2017 Credit Agreement"). In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount of the 2027 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture. In addition, at any time prior to April 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price equal to 105.5% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2027 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2027 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 25, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2019, the Churchill Downs segment had remaining performance obligations, on contracts with a duration greater than one year, with an aggregate transaction price of $156.2 million. The revenue we expect to recognize on these remaining performance obligations is $0.9 million for the remainder of 2019, $44.5 million in 2020, $34.3 million in 2021, and the remainder thereafter.
As of September 30, 2019, our remaining performance obligations in segments other than Churchill Downs were not material.
Contract Assets and Contract Liabilities
As of September 30, 2019 and December 31, 2018, contract assets were not material.
As of September 30, 2019 and December 31, 2018, contract liabilities were $35.1 million and $69.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Churchill Downs segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $1.1 million of revenue during the three months ended September 30, 2019 and $49.6 million of revenue during the nine months ended September 30, 2019 that was included in the contract liabilities balance at December 31, 2018. We recognized $1.2 million of revenue during the three months ended September 30, 2018 and $51.3 million of revenue during the nine months ended September 30, 2018 that was included in the contract liabilities balance at January 1, 2018.
Disaggregation of Revenue
In Note 17, Segment Information, the Company has included its disaggregated revenue disclosures as follows:
•For the Churchill Downs segment, revenue is disaggregated between Churchill Downs Racetrack and Derby City Gaming given that Churchill Downs Racetrack's revenues primarily revolve around live racing events while Derby City Gaming's revenues primarily revolve around historical racing events. Within the Churchill Downs segment, revenue is further disaggregated between live and simulcast racing, historical racing, racing event-related services, and other services.
•For the Online Wagering segment, revenue is disaggregated between the TwinSpires business and online sports betting and iGaming business given that TwinSpires' revenue is primarily related to online pari-mutuel wagering on live race events while online sports betting and iGaming revenue relates to casino gaming service offerings.   Online sports betting and iGaming service offerings are currently nominal. Within the Online Wagering segment, revenue is further disaggregated between live and simulcast racing, gaming, and other services.
•For the Gaming segment, revenue is disaggregated by location given the geographic economic factors that affect the revenue of Gaming service offerings. Within the Gaming segment, revenue is further disaggregated between live and simulcast racing, racing event-related services, gaming, and other services.
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors.
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Midwest Gaming
On March 5, 2019, the Company completed the Sale Transaction to acquire approximately 42% of Midwest Gaming for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments. Following the closing of the Sale Transaction, the parties completed the Recapitalization pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
We also recognized a $109.6 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus its accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the Sale Transaction and Recapitalization, the carrying value of the Company’s investment in Midwest Gaming was $841.4 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $860.1 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of September 30, 2019, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $840.9 million.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates. The summarized income statement information for the three and nine months ended September 30, 2019 and summarized balance sheet information as of September 30, 2019 includes the following equity investments: MVG, Midwest Gaming from the transaction date of March 5, 2019, and two other immaterial joint ventures. The summarized income statement information for the three and nine months ended September 30, 2018 includes the following equity investments: MVG, Saratoga New York, Saratoga Colorado, Ocean Downs, and two other immaterial joint ventures. As discussed in Note 4, Acquisitions, on August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction. As such, the 2018 summarized income statement information includes the results of Ocean Downs, Saratoga New York, and Saratoga Colorado through August 31, 2018. Summarized balance sheet information as of December 31, 2018 included MVG and two other immaterial joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net revenue	$160.8	$105.2	$416.6	$322.1

Operating and SG&A expense	113.7	76.4	293.8	240.5
Depreciation and amortization	3.6	5.9	9.1	19.0
Total operating expense	117.3	82.3	302.9	259.5
Operating income	43.5	22.9	113.7	62.6
Interest and other, net	(17.6)	(1.0)	(59.9)	(5.6)
Net income	$25.9	$21.9	$53.8	$57.0

(in millions)	September 30, 2019	December 31, 2018
Assets
Current assets	$59.2	$24.0
Property and equipment, net	244.0	95.7
Other assets, net	236.2	106.7
Total assets	$539.4	$226.4

Liabilities and Members' Equity
Current liabilities	$75.1	$21.2
Long-term debt	740.5	—
Other liabilities	25.5	—
Members' (deficit) equity	(301.7)	205.2
Total liabilities and members' (deficit) equity	$539.4	$226.4

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. LEASES
Our operating leases with terms greater than one year are primarily related to buildings and land. Our operating leases with terms less than one year are primarily related to equipment. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of September 30, 2019, operating lease ROUAs included in property and equipment, net were $25.7 million.
The components of total lease cost were as follows:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Short-term lease cost (a) (b)	$2.7	$11.4
Operating lease cost (b)	1.8	4.9
Total lease cost	$4.5	$16.3
(a) Includes leases with terms of one month or less
(b) Includes variable lease costs, which were not material
Other information related to operating leases was as follows:

(in millions, except lease term and discount rate)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$1.5	$3.8
ROUAs obtained in exchange for lease obligations	1.5	3.0

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term	6.7 years
Weighted average discount rate	3.9%
As of September 30, 2019, future minimum operating lease payments on non-cancelable leases were as follows:

(in millions)
Years Ended December 31,	Totals
2019 (excludes nine months ended September 30, 2019)	$1.4
2020	5.5
2021	5.0
2022	4.0
2023	3.4
Thereafter	11.6
Total future minimum lease payments	30.9
Less: Imputed interest	3.7
Present value of lease liabilities	$27.2

Reported lease liabilities as of September 30, 2019
Accrued expense (current maturities of leases)	$4.7
Other liabilities (non-current maturities of leases)	22.5
Present value of lease liabilities	$27.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$44.0	$44.0	$44.0	$—	$—
Financial liabilities:
Term Loan B	388.8	393.0	—	393.0	—
2027 Senior Notes	591.8	635.2	—	635.2	—
2028 Senior Notes	493.6	511.3	—	511.3	—

	December 31, 2018
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$40.0	$40.0	$40.0	$—	$—
Financial liabilities:
Term Loan B	391.3	396.0	—	396.0	—
2028 Senior Notes	493.0	452.4	—	452.4	—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the United States Environmental Protection Agency ("EPA") regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principal, subject to final approval. If approved, the agreement will include a $2.8 million penalty, which is included as a selling, general and administrative expense in our accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019, and included in accrued expense in our accompanying condensed consolidated balance sheet at September 30, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator for basic net income per common share:
Net income from continuing operations	$15.2	$58.0	$135.4	$175.3
Net (loss) income from discontinued operations	(0.4)	(1.7)	(1.9)	166.1
Numerator for basic net income per common share	$14.8	$56.3	$133.5	$341.4

Numerator for diluted net income from continuing operations per common share	$15.2	$58.0	$135.4	$175.3
Numerator for diluted net income per common share:	$14.8	$56.3	$133.5	$341.4

Denominator for net income per common share:
Basic	40.0	40.7	40.2	41.6
Plus dilutive effect of stock awards	0.7	0.3	0.5	0.2
Diluted	40.7	41.0	40.7	41.8

Net income (loss) per common share data:
Basic
Continuing operations	$0.38	$1.43	$3.37	$4.22
Discontinued operations	$(0.01)	$(0.04)	$(0.05)	$4.00
Net income per common share - basic	$0.37	$1.39	$3.32	$8.22

Diluted
Continuing operations	$0.37	$1.42	$3.33	$4.19
Discontinued operations	$(0.01)	$(0.04)	$(0.05)	$3.97
Net income per common share - diluted	$0.36	$1.38	$3.28	$8.16

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
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
◦Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;
◦Calder racing exit costs; and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

◦Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Midwest Gaming's impact on our investments in unconsolidated affiliates from:
◦The impact of changes in fair value of interest rate swaps; and
◦Recapitalization and transaction costs;
•Asset impairments;
•Gain on Ocean Downs/Saratoga Transaction;
•Loss on extinguishment of debt;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
We utilize the Adjusted EBITDA metric to provide a more accurate measure of our core operating results and enable management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$8.9	$8.5	$172.2	$165.4
Derby City Gaming	22.5	2.3	62.4	2.3
Total Churchill Downs	31.4	10.8	234.6	167.7
Online Wagering:
TwinSpires	70.3	71.8	228.8	228.7
Online Sports Betting and iGaming	(0.1)	—	0.1	—
Total Online Wagering	70.2	71.8	228.9	228.7
Gaming:
Presque Isle	38.1	—	104.9	—
Fair Grounds and VSI	25.0	24.5	93.4	88.4
Oxford	27.2	28.9	77.4	79.3
Calder	24.4	24.0	75.4	74.9
Ocean Downs	26.7	8.1	67.0	8.1
Riverwalk	13.6	12.8	44.1	40.8
Harlow’s	13.3	12.1	41.9	37.9
Lady Luck Nemacolin	10.0	—	20.6	—
Saratoga	—	—	—	0.6
Total Gaming	178.3	110.4	524.7	330.0
All Other	26.4	28.3	60.9	63.6
Net revenue from external customers	$306.3	$221.3	$1,049.1	$790.0

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Intercompany net revenue:
Churchill Downs	$1.3	$1.0	$12.6	$10.7
Online Wagering	0.2	0.3	0.9	1.1
Gaming	0.3	0.1	1.8	1.2
All Other	3.4	3.2	9.0	9.2
Eliminations	(5.2)	(4.6)	(24.3)	(22.2)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.4	$67.1	$6.2	$78.7	$15.0	$93.7
Historical racing	21.3	—	—	21.3	—	21.3
Racing event-related services	1.6	—	0.8	2.4	3.1	5.5
Gaming(a)	—	—	153.2	153.2	—	153.2
Other(a)	3.1	3.1	18.1	24.3	8.3	32.6
Total	$31.4	$70.2	$178.3	$279.9	$26.4	$306.3

	Three Months Ended September 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$4.8	$68.8	$4.3	$77.9	$16.6	$94.5
Historical racing	2.2	—	—	2.2	—	2.2
Racing event-related services	2.0	—	0.8	2.8	3.5	6.3
Gaming(a)	—	—	92.8	92.8	—	92.8
Other(a)	1.8	3.0	12.5	17.3	8.2	25.5
Total	$10.8	$71.8	$110.4	$193.0	$28.3	$221.3
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in Gaming revenue. These amounts were $8.9 million for the three months ended September 30, 2019 and $6.6 million for the three months ended September 30, 2018.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$48.1	$218.7	$23.9	$290.7	$34.7	$325.4
Historical racing	58.7	—	—	58.7	—	58.7
Racing event-related services	115.0	—	3.1	118.1	5.3	123.4
Gaming(b)	—	0.1	442.4	442.5	—	442.5
Other(b)	12.8	10.1	55.3	78.2	20.9	99.1
Total	$234.6	$228.9	$524.7	$988.2	$60.9	$1,049.1

	Nine Months Ended September 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$45.6	$219.5	$19.3	$284.4	$38.1	$322.5
Historical racing	2.2	—	—	2.2	—	2.2
Racing event-related services	111.6	—	2.9	114.5	5.7	120.2
Gaming(b)	—	—	267.8	267.8	—	267.8
Other(b)	8.3	9.2	40.0	57.5	19.8	77.3
Total	$167.7	$228.7	$330.0	$726.4	$63.6	$790.0
(b) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in Gaming revenue. These amounts were $24.7 million for the nine months ended September 30, 2019 and $19.5 million for the nine months ended September 30, 2018.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
28

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$32.7	$70.4	$178.6

Taxes & purses	(10.2)	(4.4)	(71.2)
Marketing & advertising	(1.1)	(3.6)	(5.5)
Salaries & benefits	(6.8)	(3.0)	(26.6)
Content expense	(0.5)	(36.5)	(1.6)
SG&A expense	(2.1)	(1.8)	(7.9)
Other operating expense	(6.9)	(6.1)	(21.2)
Other income	0.1	—	27.1
Adjusted EBITDA	$5.2	$15.0	$71.7

	Three Months Ended September 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$11.8	$72.1	$110.5

Taxes & purses	(3.6)	(4.2)	(37.9)
Marketing & advertising	(0.6)	(0.6)	(3.6)
Salaries & benefits	(4.5)	(2.1)	(16.8)
Content expense	(0.5)	(37.3)	(0.9)
SG&A expense	(0.8)	(1.4)	(4.5)
Other operating expense	(4.6)	(5.7)	(14.8)
Other income	—	—	12.7
Adjusted EBITDA	$(2.8)	$20.8	$44.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
29

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$247.2	$229.8	$526.5

Taxes & purses	(52.1)	(12.0)	(204.7)
Marketing & advertising	(5.8)	(9.1)	(15.7)
Salaries & benefits	(24.5)	(8.2)	(76.5)
Content expense	(1.8)	(120.4)	(4.5)
SG&A expense	(5.8)	(5.5)	(21.2)
Other operating expense	(28.8)	(20.5)	(62.0)
Other income	0.1	—	70.7
Adjusted EBITDA	$128.5	$54.1	$212.6

	Nine Months Ended September 30, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$178.4	$229.8	$331.2

Taxes & purses	(31.6)	(12.2)	(111.4)
Marketing & advertising	(4.1)	(4.5)	(10.7)
Salaries & benefits	(17.3)	(6.6)	(49.3)
Content expense	(1.8)	(119.3)	(2.9)
SG&A expense	(3.0)	(4.4)	(12.3)
Other operating expense	(21.6)	(19.7)	(44.2)
Other income	0.1	—	36.4
Adjusted EBITDA	$99.1	$63.1	$136.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
30

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income	$14.8	$56.5	$133.5	$341.8
Foreign currency translation, net of tax	—	—	—	(0.6)
Change in pension benefits, net of tax	—	(0.2)	—	0.2
Net income	14.8	56.3	133.5	341.4
Loss (income) from discontinued operations, net of tax	0.4	1.7	1.9	(166.1)
Income from continuing operations, net of tax	15.2	58.0	135.4	175.3

Additions:
Depreciation and amortization	22.0	16.7	64.3	45.8
Interest expense	18.9	9.9	52.0	29.2
Income tax provision	8.0	16.7	53.1	52.1
EBITDA	$64.1	$101.3	$304.8	$302.4

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$5.5	$3.9	$17.6	$13.1
Legal reserves	3.3	—	3.6	—
Pre-opening expense and other expense	1.2	2.8	3.6	4.1
Transaction expense, net	0.9	5.4	5.0	8.9
Gain on Ocean Downs/Saratoga transaction	—	(54.9)	—	(54.9)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.7	3.6	22.9	12.2
Changes in fair value of Midwest Gaming's interest rate swaps	3.2	—	15.4	—
Midwest Gaming's recapitalization and transactions costs	—	—	4.7	—
Other	0.1	—	—	—
Total adjustments to EBITDA	23.9	(39.2)	72.8	(16.6)
Adjusted EBITDA	$88.0	$62.1	$377.6	$285.8

Adjusted EBITDA by segment:
Churchill Downs	$5.2	$(2.8)	$128.5	$99.1
Online Wagering	15.0	20.8	54.1	63.1
Gaming	71.7	44.7	212.6	136.8
Total segment Adjusted EBITDA	91.9	62.7	395.2	299.0
All Other	(3.9)	(0.6)	(17.6)	(13.2)
Total Adjusted EBITDA	$88.0	$62.1	$377.6	$285.8
The table below presents information about equity in income of unconsolidated investments included in our reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gaming	$14.1	$9.1	$27.7	$24.4

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
31

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	September 30, 2019	December 31, 2018
Total assets:
Churchill Downs	$364.5	$359.6
Online Wagering	242.5	222.8
Gaming	1,606.8	877.1
Total segment assets	2,213.8	1,459.5
All Other	348.7	265.7
Total assets	$2,562.5	$1,725.2
The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2019	2018
Capital expenditures:
Churchill Downs	$24.7	$100.6
Online Wagering	7.3	7.1
Gaming	30.7	13.2
Total segment capital expenditures	62.7	120.9
All Other	28.3	4.6
Total capital expenditures	$91.0	$125.5

18. SUBSEQUENT EVENT
Turfway Park Acquisition
On October 3, 2019, the Company announced that it signed a definitive agreement to acquire Turfway Park in Florence, Kentucky from Jack Ohio LLC, an affiliate of JACK Entertainment LLC ("JACK") and Hard Rock International ("Hard Rock") for total consideration of $46.0 million in cash ("Turfway Park Acquisition"), subject to certain working capital and other purchase price adjustments.
On October 9, 2019, the Company completed the Turfway Park Acquisition upon receiving the necessary approval from the Kentucky Horse Racing Commission on October 8, 2019.
The Turfway Park Acquisition was funded with the Company's cash on hand. Of the $46.0 million total consideration, $36.0 million (subject to working capital and other purchase price adjustments) was paid to JACK and accounted for as a business combination. The preliminary allocation of the $36.0 million purchase price to the underlying net assets has not yet been completed. The remaining $10.0 million was paid to Hard Rock for the assignment of the purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and will be amortized through expense in the fourth quarter of 2019.
Annual Cash Dividend
At its regularly scheduled meeting held October 29, 2019, the Board of Directors of the Company declared an annual cash dividend of $0.581 per share, to be paid on January 3, 2020, to all shareholders of record on December 6, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
32

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following: the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit; additional or increased taxes and fees; public perceptions or lack of confidence in the integrity of our business; loss of key or highly skilled personnel; restrictions in our debt facilities limiting our flexibility to operate our business; general risks related to real estate ownership, including fluctuations in market values and environmental regulations; catastrophic events and system failures disrupting our operations; online security risk, including cyber-security breaches; inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; increases in insurance costs and inability to obtain similar insurance coverage in the future; inability to identify and complete acquisition, expansion or divestiture projects, on time, on budget or as planned; difficulty in integrating recent or future acquisitions into our operations; number of people attending and wagering on live horse races; inability to respond to rapid technological changes in a timely manner; inadvertent infringement of the intellectual property of others; inability to protect our own intellectual property rights; payment-related risks, such as risk associated with fraudulent credit card and debit card use; compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations; work stoppages and labor issues; difficulty in attracting a sufficient number of horses and trainers for full field horseraces; inability to negotiate agreements with industry constituents, including horsemen and other racetracks; personal injury litigation related to injuries occurring at our racetracks; our inability to utilize and provide totalisator services; weather conditions affecting our ability to conduct live racing; increased competition in the horseracing business; changes in the regulatory environment of our racing operations; changes in regulatory environment of our online horseracing business; increase in competition in our online horseracing; uncertainty and changes in the legal landscape relating to our online wagering business; continued legalization of online sports betting and iGaming in the United States and our ability to predict and capitalize on any such legalization; inability to expand our sports betting operations and effectively compete; failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment with respect to our mobile and online wagering products; increased competition in our casino business; changes in regulatory environment of our casino business; development and expansion of casinos is costly and susceptible to delays, cost overruns and other uncertainties; and concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
33

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
•Churchill Downs
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
•Online Wagering
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
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack or jai alai facilities which support the casino license. The Gaming segment has approximately 11,000 slot machines and VLTs and 200 table games located in eight states.
The Gaming segment revenue and Adjusted EBITDA includes the following properties:
◦Calder Casino and Racing ("Calder")
◦Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")
◦Harlow’s Casino Resort and Spa ("Harlow's")
◦Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") management agreement
◦Ocean Downs Casino and Racetrack ("Ocean Downs")
◦Oxford Casino and Hotel ("Oxford")
◦Presque Isle Downs and Casino ("Presque Isle")
◦Riverwalk Casino Hotel ("Riverwalk")

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
34

The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:
◦61.3% equity investment in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines in Des Plaines, Illinois ("Rivers Des Plaines")
◦50% equity investment in Miami Valley Gaming and Racing ("MVG")
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and / or other miscellaneous operations.
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington International Race Course ("Arlington")
•United Tote
•Oak Grove Racing and Gaming
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
Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming, the parent company of Rivers Des Plaines (the "Sale Transaction") to acquire approximately 42% of Midwest Gaming for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments. Following the closing of the Sale Transaction, the parties completed a recapitalization transaction (the "Recapitalization") pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors"). As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
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
Turfway Park Acquisition
On October 3, 2019, the Company announced that, through its wholly-owned subsidiary NKYRG, LLC, it signed a definitive agreement to acquire Turfway Park in Florence, Kentucky from Jack Ohio LLC, an affiliate of JACK Entertainment LLC ("JACK") and Hard Rock International ("Hard Rock") for total consideration of $46.0 million in cash ("Turfway Park Acquisition"), subject to certain working capital and other purchase price adjustments.
On October 9, 2019, the Company completed the Turfway Park Acquisition upon receiving the necessary approval from the Kentucky Horse Racing Commission on October 8, 2019. The Company has commenced planning for the demolition of the existing grandstand following the 2019-2020 meet, making way for the Company's planned development of Turfway Park

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
35

Racing & Gaming, an up to $150.0 million (including the Turfway Park Acquisition purchase price) state-of-the-art live and historical thoroughbred racing facility.
The Turfway Park Acquisition was funded with the Company's cash on hand. Of the $46.0 million total consideration, $36.0 million (subject to working capital and other purchase price adjustments) was paid to JACK and accounted for as a business combination. The remaining $10.0 million was paid to Hard Rock for the assignment of the purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and will be amortized through expense in the fourth quarter of 2019.
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
Stock Split
On October 31, 2018, the Company announced a three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. The additional shares resulting from the Stock Split were distributed on January 25, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted for periods prior to the Stock Split to reflect the effects of the Stock Split.
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
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
◦Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments;
◦Calder racing exit costs; and
◦Other transaction expense, including legal, accounting and other deal-related expense;
•Stock-based compensation expense;
•Midwest Gaming's impact on our investments in unconsolidated affiliates from:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
36

◦The impact of changes in fair value of interest rate swaps; and
◦Recapitalization and transaction costs;
•Asset impairments;
•Gain on Ocean Downs/Saratoga Transaction;
•Loss on extinguishment of debt;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income. Refer to the reconciliation of comprehensive income to Adjusted EBITDA included in this section for additional information.
Government Regulations and Legislative Actions
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of Churchill Downs, Online Wagering, Gaming and our other investments are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our segments are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, including Part I - Item 1, "Business," for a discussion of regulatory and legislative issues.
Specific State Casino Regulations and Legislative Actions
Illinois
On June 28, 2019, the Governor of Illinois signed legislation into law that expands gaming opportunities in Illinois. The legislation provides that existing casinos can expand from 1,200 gaming positions to up to 2,000 gaming positions, authorizes licenses for six new casinos in Illinois, authorizes slots at the Chicago airports, authorizes a certain number of gaming positions at racetracks in Illinois, and authorizes certain tax credits. We believe this legislation will have a positive impact on our business operations.
Specific State Sports Betting and iGaming Regulations and Legislative Actions
Illinois
On June 28, 2019, the Governor of Illinois signed legislation into law that authorizes sports betting in Illinois. The legislation provides that certain casinos, racetracks, up to three affiliated off-track betting facilities ("OTBs"), and sports venues that hold more than 17,000 people are authorized to operate sports wagering at brick and mortar locations and online for a certain license fee. We believe this legislation will have a positive impact on our business operations.
TwinSpires Regulations and Legislative Actions
Illinois
On June 28, 2019, the Governor of Illinois signed legislation into law that removes the sunset date for advance deposit wagering operations. We believe this legislation will have a positive impact on our business operations.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
37

Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Net revenue	$306.3	$221.3	$85.0	$1,049.1	$790.0	$259.1
Operating income	27.8	20.5	7.3	212.2	176.8	35.4
Operating income margin	9%	9%		20%	22%
Net income from continuing operations	$15.2	$58.0	$(42.8)	$135.4	$175.3	$(39.9)
Net income	14.8	56.3	(41.5)	133.5	341.4	(207.9)
Adjusted EBITDA	88.0	62.1	25.9	377.6	285.8	91.8
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018
•Net revenue increased $85.0 million driven by a $68.1 million increase from the Gaming segment primarily due to the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, as well as growth at our other gaming properties, and a $20.9 million increase from Churchill Downs primarily due to Derby City Gaming's continued growth and a full quarter of results compared to the prior year quarter with the September 2018 opening. Partially offsetting these increases were a $1.7 million decrease from Online Wagering primarily due to the exit of certain existing high volume with low margin customers in the Velocity group within TwinSpires net revenue, a $1.7 million decrease in All Other, primarily related to a decrease in handle at Arlington, and a $0.6 million decrease from other sources.
•Operating income increased $7.3 million due to a $11.8 million increase from Gaming primarily driven by the increase in net revenue; a $9.3 million increase from Churchill Downs primarily due to the opening of Derby City Gaming in September 2018; and a $4.5 million decrease in transaction expense, net. Partially offsetting these increases were a $12.5 million increase in selling, general and administrative expenses driven by the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, and the Derby City Gaming opening, as well as an increase in stock-based compensation, a $4.7 million decrease primarily from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend in New Jersey, and a $1.1 million decrease from All Other primarily due to a decrease in handle and lower attendance at Arlington.
•Net income from continuing operations decreased $42.8 million. The following items impacted comparability of the Company's third quarter of 2019 net income from continuing operations: a $42.3 million after-tax gain on the Ocean Downs/Saratoga Transaction; a $3.0 million after-tax increase in expenses due to legal reserves; a $2.2 million after-tax impact of our equity portion of Midwest Gaming's non-cash change in fair value related to interest rate swaps; and a $0.5 million non-cash tax expense related to the re-measurement of our net deferred tax liabilities from changes in state enacted rates. Partially offsetting these increases was a $4.8 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net income from continuing operations increased $0.4 million primarily due to a $7.7 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $5.1 million after-tax increase in interest expense associated with higher outstanding debt balances and a $2.2 million tax expense related to a higher effective tax rate compared to the prior year period due to an increase in income attributable to states with higher tax rates.
•Net income decreased $41.5 million due to a $42.8 million decrease in net income from continuing operations discussed above, partially offset by a $1.3 million decrease in net loss from discontinued operations.
•Adjusted EBITDA increased $25.9 million driven by a $27.0 million increase from the Gaming segment primarily due to the Presque Isle, Midwest Gaming, and Ocean Downs/Saratoga Transactions, as well as strong performances of our wholly-owned Gaming properties and our equity investment in MVG, and an $8.0 million increase from the Churchill Downs segment primarily from Derby City Gaming due to the increase in net revenue. Partially offsetting these increases were a $5.8 million decrease from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend in New Jersey, and a $3.3 million decrease from All Other mainly due to a decrease in handle and lower attendance at Arlington and increased salaries and related benefits at the corporate level.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
38

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018
•Net revenue increased $259.1 million driven by a $195.3 million increase from the Gaming segment primarily due to the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, as well as growth at our other gaming properties, and a $68.8 million increase from Churchill Downs primarily due to the opening of Derby City Gaming and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle at Churchill Downs Racetrack. Partially offsetting these increases was a $5.0 million decrease from other sources primarily related to Arlington.
•Operating income increased $35.4 million driven by a $38.1 million increase from Gaming primarily driven by the increase in net revenue; a $26.5 million increase from Churchill Downs primarily due to the opening of Derby City Gaming and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle at Churchill Downs Racetrack; and a $3.9 million decrease in transaction expense, net. Partially offsetting these increases were a $26.0 million increase in selling, general and administrative expenses driven by the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, and the Derby City Gaming opening, as well as an increase in stock-based compensation, a $6.5 decrease in the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend in New Jersey, and a $0.6 million decrease from other sources primarily related to Arlington.
•Net income from continuing operations decreased $39.9 million. The following items impacted comparability of the Company's nine months ended September 30, 2019 net income from continuing operations: a $42.3 million after-tax gain on the Ocean Downs/Saratoga Transaction; a $11.3 million after-tax impact of our equity portion of Midwest Gaming's non-cash change in fair value related to interest rate swaps; a $3.5 million after-tax impact of our equity portion of Midwest Gaming's recapitalization and transaction costs; a $3.3 million after-tax increase in expenses due to legal reserves; and a $2.7 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities based on an increase in revenue related to states with higher tax rates compared to the prior year period. Partially offsetting these increases was a $1.6 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net income from continuing operations increased $21.6 million primarily due to a $44.4 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $15.6 million after-tax increase in interest expense associated with higher outstanding debt balances and a $7.2 million tax expense related to a higher effective tax rate compared to the prior year period due to an increase in income attributable to states with higher tax rates.
•Net income decreased $207.9 million due to a $39.9 million decrease in net income from continuing operations discussed above and a $168.0 million decrease in net income from discontinued operations driven by the after-tax gain on the sale of Big Fish Games in January 2018.
•Adjusted EBITDA increased $91.8 million driven by a $75.8 million increase from the Gaming segment primarily due to the Presque Isle, Midwest Gaming, and Ocean Downs/Saratoga Transactions, as well as strong performances of our wholly-owned Gaming properties and our equity investment in MVG, and a $29.4 million increase from the Churchill Downs segment primarily due to the opening of Derby City Gaming in September 2018 and a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle at Churchill Downs Racetrack. Partially offsetting these increases were a $9.0 million decrease from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend in New Jersey, and a $4.4 million decrease from All Other mainly due to a decrease in handle at Arlington and increased salaries and related benefits at the corporate level.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
39

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Churchill Downs:
Churchill Downs Racetrack	$10.2	$9.5	$0.7	$184.8	$176.1	$8.7
Derby City Gaming	22.5	2.3	20.2	62.4	2.3	60.1
Total Churchill Downs	32.7	11.8	20.9	247.2	178.4	68.8
Online Wagering:
TwinSpires	70.5	72.1	(1.6)	229.7	229.8	(0.1)
Online Sports Betting and iGaming	(0.1)	—	(0.1)	0.1	—	0.1
Total Online Wagering	70.4	72.1	(1.7)	229.8	229.8	—
Gaming:
Presque Isle	38.3	—	38.3	105.3	—	105.3
Fair Grounds and VSI	25.0	24.5	0.5	94.7	89.5	5.2
Oxford	27.2	28.9	(1.7)	77.4	79.3	(1.9)
Calder	24.5	24.1	0.4	75.5	75.0	0.5
Ocean Downs	26.7	8.1	18.6	67.0	8.1	58.9
Riverwalk	13.6	12.8	0.8	44.1	40.8	3.3
Harlow's	13.3	12.1	1.2	41.9	37.9	4.0
Lady Luck Nemacolin	10.0	—	10.0	20.6	—	20.6
Saratoga	—	—	—	—	0.6	(0.6)
Total Gaming	178.6	110.5	68.1	526.5	331.2	195.3
All Other	29.8	31.5	(1.7)	69.9	72.8	(2.9)
Eliminations	(5.2)	(4.6)	(0.6)	(24.3)	(22.2)	(2.1)
Net Revenue	$306.3	$221.3	$85.0	$1,049.1	$790.0	$259.1
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018
•Churchill Downs revenue increased $20.9 million primarily due to a $20.2 million increase from Derby City Gaming's continued growth and a full quarter of results compared to the prior year quarter with the September 2018 opening and a $0.7 million increase at Churchill Downs Racetrack primarily due to an increase in handle.
•Online Wagering revenue decreased $1.7 million from the prior year primarily due to the exit of certain existing high volume with low margin customers in the Velocity group within TwinSpires net revenue. TwinSpires handle, which does not include handle from customers in the Velocity group, grew 7.9% during the third quarter of 2019 compared to the prior year and compared favorably to a 1.9% decrease in U.S. thoroughbred industry handle. Active players increased 2.6% for the quarter compared to the prior year while net revenue per active player declined 1.1%. Our Online Sports Betting and iGaming net revenues were negative $0.1 million for the third quarter of 2019 as sign-up bonus incentives in New Jersey outpaced gross revenue. Gross revenues were $0.6 million, which were more than offset by $0.7 million of rebates during the third quarter of 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
40

•Gaming revenue increased $68.1 million driven by a $38.3 million increase due to the Presque Isle Transaction, an$18.6 million increase due to the Ocean Downs/Saratoga Transaction, a $10.0 million increase due to the Lady Luck Nemacolin Transaction, a $2.0 million increase from our Mississippi properties primarily due to higher attendance driven by our retail BetAmerica Sportsbooks which opened in August 2018, a $0.5 million increase at Fair Grounds and VSI primarily due to an additional off-track betting and video poker facility and successful marketing and promotional activities, and a $0.4 million increase at Calder from successful marketing and promotional activities. Partially offsetting these increases was a $1.7 million decrease at Oxford due to table games performance and from promotional activity of a new market entrant in the Boston area.
•All Other revenue decreased $1.7 million primarily due to a decrease in handle and lower attendance at Arlington.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018
•Churchill Downs revenue increased $68.8 million primarily due to a $60.1 million increase from the opening of Derby City Gaming and an $8.7 million increase at Churchill Downs Racetrack, primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.
•Online Wagering revenue remained consistent with the prior year period. TwinSpires handle, which does not include handle from customers in the Velocity group, grew 4.0% for the nine months ended September 30, 2019 compared to the prior year, and compared favorably to a 2.8% decrease in US. thoroughbred industry. TwinSpires revenue was favorably impacted by a 17.7% increase in active players, partially offset by a 15.1% decrease in net revenue per active player. Our Online Sports Betting and iGaming net revenues were $0.1 million for the nine months ended September 30, 2019. Gross revenues were $1.0 million, partially offset by $0.9 million of rebates for the nine months ended September 30, 2019.
•Gaming revenue increased $195.3 million driven by a $105.3 million increase due to the Presque Isle Transaction, a $58.9 million increase due to the Ocean Downs/Saratoga Transaction, a $20.6 million increase due to the Lady Luck Nemacolin Transaction, a $7.3 million increase from our Mississippi properties primarily due to higher attendance driven by our retail BetAmerica Sportsbooks which opened in August 2018, and a $5.2 million increase at Fair Grounds and VSI primarily due to two additional off-track betting and video poker facilities, successful marketing and promotional activities and increased handle. Partially offsetting these increases were a $1.9 million decrease at Oxford due to table games performance and from promotional activity of a new market entrant in the Boston area and a $0.1 million decrease from other sources.
•All Other revenue decreased $2.9 million primarily due to a decrease in handle at Arlington.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Taxes and purses	$91.3	$51.9	$39.4	$282.6	$170.4	$112.2
Salaries and benefits	43.5	31.6	11.9	127.8	93.9	33.9
Content expense	35.3	36.5	(1.2)	109.2	110.2	(1.0)
Selling, general and administrative expense	34.4	21.9	12.5	89.4	63.4	26.0
Depreciation and amortization	22.0	16.7	5.3	64.3	45.8	18.5
Marketing and advertising	10.7	6.0	4.7	31.6	20.9	10.7
Transaction expense, net	0.9	5.4	(4.5)	5.0	8.9	(3.9)
Other operating expense	40.4	30.8	9.6	127.0	99.7	27.3
Total expense	$278.5	$200.8	$77.7	$836.9	$613.2	$223.7
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $39.4 million driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.
•Salaries and benefits expense increased $11.9 million driven primarily by additional personnel costs and related benefits from the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.
•Content expense decreased $1.2 million primarily due to a decrease in certain host fees consistent with the decrease in TwinSpires net revenue.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
41

•Selling, general and administrative expense increased $12.5 million primarily from an increase in salaries and related benefits, legal reserves, and stock-based compensation.
•Depreciation and amortization expense increased $5.3 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, the opening of Derby City Gaming, and capital expenditures placed into service for Churchill Downs Racetrack.
•Marketing and advertising expense increased $4.7 million primarily due to our online sports betting and iGaming operations in New Jersey, and the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions.
•Transaction expense, net decreased $4.5 million primarily due to increased expenses associated with announced transactions in the third quarter of 2018 that did not recur in the third quarter of 2019.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $9.6 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $112.2 million driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.
•Salaries and benefits expense increased $33.9 million driven primarily by additional personnel costs and related benefits from the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and the opening of Derby City Gaming.
•Content expense decreased $1.0 million primarily due to a decrease in certain host fees.
•Selling, general and administrative expense increased $26.0 million primarily from an increase in salaries and related benefits, stock-based compensation, and legal reserves.
•Depreciation and amortization expense increased $18.5 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, the opening of Derby City Gaming, and capital expenditures placed into service for Churchill Downs Racetrack.
•Marketing and advertising expense increased $10.7 million primarily from the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, our online sports betting and iGaming operations related to New Jersey, and the opening of Derby City Gaming.
•Transaction expense, net decreased $3.9 million primarily due to increased expenses associated with announced transactions in 2018 that did not recur in 2019.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, and other operating expenses. Other operating expense increased $27.3 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, the opening of Derby City Gaming, and the sports betting and iGaming operations.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
42

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Churchill Downs	$5.2	$(2.8)	$8.0	$128.5	$99.1	$29.4
Online Wagering	15.0	20.8	(5.8)	54.1	63.1	(9.0)
Gaming	71.7	44.7	27.0	212.6	136.8	75.8
Total Segment Adjusted EBITDA	91.9	62.7	29.2	395.2	299.0	96.2
All Other	(3.9)	(0.6)	(3.3)	(17.6)	(13.2)	(4.4)
Total Adjusted EBITDA	$88.0	$62.1	$25.9	$377.6	$285.8	$91.8
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018
•Churchill Downs Adjusted EBITDA increased $8.0 million due to an $8.9 million increase from Derby City Gaming due to the increase in net revenue, partially offset by a $0.9 million decrease from Churchill Downs Racetrack primarily due to increased salaries and related benefits and increased property taxes.
•Online Wagering Adjusted EBITDA decreased $5.8 million primarily due a $5.0 million decrease from costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend in New Jersey, and a $0.8 million decrease from TwinSpires due to the decrease in net revenue.
•Gaming Adjusted EBITDA increased $27.0 million driven by a $26.4 million increase from our equity investment in Midwest Gaming and the Presque Isle and Lady Luck Nemacolin Transactions; a $0.9 million increase from our Mississippi properties primarily due to higher attendance driven by the opening of our retail BetAmerica Sportsbooks; a $0.7 million increase from continued growth at MVG; a $0.7 million increase from Ocean Downs due to the acquisition of the remaining 37.5% of Ocean Downs partially offset by the liquidation of our equity investments in Saratoga as a result of the Ocean Downs/Saratoga Transaction; and a $0.4 million increase from other sources. Partially offsetting these increases were a $1.5 million decrease at Oxford primarily due to the decrease in net revenue and a $0.6 million decrease at Calder associated with the May 2019 opening of the jai alai operation.
•All Other Adjusted EBITDA decreased $3.3 million primarily from a $2.3 million decrease from increased salaries and related benefits at the corporate level and a $1.0 million decrease at Arlington primarily due to the decrease in net revenue.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018
•Churchill Downs Adjusted EBITDA increased $29.4 million due to a $25.4 million increase from the opening of Derby City Gaming and a $4.0 million increase at Churchill Downs Racetrack, primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.
•Online Wagering Adjusted EBITDA decreased $9.0 million driven by a $7.9 million decrease due to costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend in New Jersey. TwinSpires' Adjusted EBITDA decreased $1.1 million primarily due to an increase in salaries and related benefits and marketing spend.
•Gaming Adjusted EBITDA increased $75.8 million driven by a $67.3 million increase from our equity investment in Midwest Gaming and the Presque Isle and Lady Luck Nemacolin Transactions; a $4.2 million increase from our Mississippi properties primarily due to higher attendance driven by the opening of our retail BetAmerica Sportsbooks; a $2.6 million increase from Fair Grounds and VSI primarily due to two additional OTBs and video poker facilities, successful marketing and promotional activities, and increased handle; a $2.6 million increase from our equity investment at MVG; and a $2.3 million increase from Ocean Downs due to the acquisition of the remaining 37.5% of Ocean Downs partially offset by the liquidation of our equity investments in Saratoga as a result of the Ocean Downs/Saratoga Transaction. Partially offsetting these increases were a $1.9 million decrease at Calder associated with the May 2019 opening of the jai alai operation, and favorable insurance reserve adjustments in the prior year that did not recur in 2019, and a $1.3 million decrease at Oxford primarily due to the decrease in net revenue.
•All Other Adjusted EBITDA decreased $4.4 million primarily from a $4.5 million increase in salaries and related benefits at the corporate level and a $1.7 million decrease at Arlington due to decreased handle and lower attendance primarily related to inclement weather. Partially offsetting these decreases was a $1.8 million increase from United Tote primarily due to increased equipment sales and higher totalisator fees from new customers.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
43

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Comprehensive income	$14.8	$56.5	$(41.7)	$133.5	$341.8	$(208.3)
Foreign currency translation, net of tax	—	—	—	—	(0.6)	0.6
Change in pension benefits, net of tax	—	(0.2)	0.2	—	0.2	(0.2)
Net income	14.8	56.3	(41.5)	133.5	341.4	(207.9)
Loss (income) from discontinued operations, net of tax	0.4	1.7	(1.3)	1.9	(166.1)	168.0
Income from continuing operations, net of tax	15.2	58.0	(42.8)	135.4	175.3	(39.9)

Additions:
Depreciation and amortization	22.0	16.7	5.3	64.3	45.8	18.5
Interest expense	18.9	9.9	9.0	52.0	29.2	22.8
Income tax provision	8.0	16.7	(8.7)	53.1	52.1	1.0
EBITDA	$64.1	$101.3	$(37.2)	$304.8	$302.4	$2.4

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$5.5	$3.9	$1.6	$17.6	$13.1	$4.5
Legal reserves	3.3	—	3.3	3.6	—	3.6
Pre-opening expense and other expense	1.2	2.8	(1.6)	3.6	4.1	(0.5)
Transaction expense, net	0.9	5.4	(4.5)	5.0	8.9	(3.9)
Gain on Ocean Downs/Saratoga transaction	—	(54.9)	54.9	—	(54.9)	54.9
Other income (expense):
Interest, depreciation and amortization expense related to equity investments	9.7	3.6	6.1	22.9	12.2	10.7
Changes in fair value of Midwest Gaming's interest rate swaps	3.2	—	3.2	15.4	—	15.4
Midwest Gaming's recapitalization and transactions costs	—	—	—	4.7	—	4.7
Other	0.1	—	0.1	—	—	—
Total adjustments to EBITDA	23.9	(39.2)	63.1	72.8	(16.6)	89.4
Adjusted EBITDA	$88.0	$62.1	$25.9	$377.6	$285.8	$91.8

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	September 30, 2019	December 31, 2018	Change
Total assets	$2,562.5	$1,725.2	$837.3
Total liabilities	$2,012.1	$1,251.9	$760.2
Total shareholders' equity	$550.4	$473.3	$77.1
Significant items affecting the comparability of our condensed consolidated balance sheets include:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
44

•Total assets increased $837.3 million driven by a $516.9 million increase in investments and advances to unconsolidated affiliates due to our equity investment in Midwest Gaming; a $137.7 million increase in property and equipment, net due to the Presque Isle Transaction, the construction of Oak Grove, and the implementation of ASC 842; a $91.8 million increase in other intangibles and a $25.8 million increase in goodwill both of which were primarily due to the Presque Isle Transaction; a $56.5 million increase in cash and cash equivalents primarily related to a successful 2019 Kentucky Derby and Oaks week and strong performances from our Derby City Gaming property and Gaming segment; and a $8.6 million increase in all other assets.
•Total liabilities increased $760.2 million driven by a $592.4 million increase in notes payable, net of debt issuance costs due to the issuance of the 2027 Senior Notes (as defined below); a $131.6 million increase in deferred income taxes due primarily to our equity investment in Midwest Gaming; a $34.7 million increase in accrued expenses primarily due to the Presque Isle Transaction, the construction of Oak Grove, and an increase in interest payable due to the increase in outstanding debt; a $28.8 million increase in accounts payable primarily due to the timing of racing related and simulcast payments; a $23.2 million increase in other liabilities primarily due to the adoption of ASC 842; and a $10.5 million increase in purses payable due to our spring and summer race meets. Partially offsetting these increases were a $37.5 million decrease in deferred revenue due to recognition of advance sales for the 2019 Kentucky Derby and Oaks, a $22.5 million decrease in dividends payable due to the payment of our annual dividends in January 2019, and a $1.0 million decrease in all other liabilities.
•Total shareholders’ equity increased $77.1 million driven by $133.5 million current year net income, $17.6 million in stock-based compensation, and a $1.7 million increase related to other sources, partially offset by $68.0 million in repurchases of common stock and $7.7 million in taxes paid related to net share settlement of stock awards.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,
Cash flows from:	2019	2018	Change
Operating activities	$260.2	$135.4	$124.8
Investing activities	$(690.6)	$848.9	$(1,539.5)
Financing activities	$490.9	$(899.1)	$1,390.0
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
Nine Months Ended September 30, 2019, Compared to the Nine Months Ended September 30, 2018
•Cash provided by operating activities increased $124.8 million driven by a $35.4 million increase in operating income related to continuing operations, a $31.9 million decrease in cash taxes paid, a $30.6 million increase from working capital, a $10.3 million increase in distributions from unconsolidated affiliates, and a $16.6 million increase from all other operating activities.
•Cash used in investing activities increased $1,539.5 million driven by a $970.7 million decrease in cash proceeds related to the Big Fish Transaction, a $410.1 million increase in investment in and advances to unconsolidated affiliates related to our equity investment in Midwest Gaming, and a $172.1 million increase due to the Presque Isle Transaction, partially offset by a $13.4 million decrease in cash used in all other investing activities.
•Cash provided by financing activities increased $1,390.0 million primarily driven by a $600.0 million increase from the issuance of our 2027 Senior Notes, a $435.0 million decrease in share repurchases, a $242.0 million increase in net borrowings relating to our 2017 Credit Agreement (as defined below), a $58.2 decrease as a result of Big Fish Games deferred and earnout payments and a $54.7 million decrease in debt repayments made for Ocean Downs in 2018, both of which did not recur in 2019, and a $0.1 million increase from all other financing activities.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
45

Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	September 30, 2019	December 31, 2018	Change
Term Loan B due 2024	$393.0	$396.0	$(3.0)
2027 Senior Notes	600.0	—	600.0
2028 Senior Notes	500.0	500.0	—
Total debt	1,493.0	896.0	597.0
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	1,489.0	892.0	597.0
Issuance cost and fees	(18.8)	(11.7)	(7.1)
Total debt, net of current maturities	$1,470.2	$880.3	$589.9
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
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at September 30, 2019. At September 30, 2019, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	6.1 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.6 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended September 30, 2019, the Company's commitment fee rate was 0.30%.
As a result of the Company's 2017 Credit Agreement, the Company capitalized $2.0 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over 5 years. The Company also capitalized $5.4 million of deferred financing costs associated with the Term Loan B which will be amortized as interest expense over 7 years.
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The Company used the net proceeds from the offering to repay our outstanding balance on the Revolver portion of our 2017 Credit Agreement. In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
47

Contractual Obligations
Our commitments to make future payments as of September 30, 2019, are estimated as follows:

(in millions)	October 1 to December 31, 2019	2020-2021	2022-2023	Thereafter	Total
Term Loan B	$1.0	$8.0	$8.0	$376.0	$393.0
Interest on Term Loan B(1)	4.1	31.9	31.2	15.3	82.5
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	—	66.0	66.0	115.5	247.5
Interest on 2028 Senior Notes	—	47.5	47.5	106.9	201.9
Operating leases	1.4	10.5	7.4	11.6	30.9
Total	$6.5	$163.9	$160.1	$1,725.3	$2,055.8
(1) Interest includes the estimated contractual payments under our 2017 Credit Agreement assuming no change in the weighted average borrowing rate of 4.05% which was the rate in place as of September 30, 2019.
As of September 30, 2019, we had approximately $1.7 million of tax liabilities related to unrecognized tax benefits.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•general economic trends; and
•interest rate and credit risk.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At September 30, 2019, we had $393.0 million outstanding under our 2017 Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $2.8 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer noted that we failed to file an amendment to our March 5, 2019 Form 8-K to provide historical audited financial statements for Midwest Gaming and related pro forma information, and as a result our disclosure controls and procedures were not effective as of September 30, 2019. Our evaluation concluded that the ineffectiveness of our disclosure controls and procedures was solely due to improper application of the significance tests

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
48

associated with Rule 3-05 of Regulation S-X and Article 11 of Regulation S-X for an acquired business and did not impact our current financial reporting or the Company’s current or historical financial statements. We expect to file the late amendment within the next several weeks and have enhanced our disclosure controls and procedures to ensure we appropriately apply the significance tests to determine whether any required historical and pro forma financial information for acquired businesses are required.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
49

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following descriptions include updates and additions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018, as most recently updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 15, Contingencies, to our condensed consolidated financial statements, for further information.
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
As previously disclosed, on January 9, 2018, the Company sold Big Fish Games to Aristocrat Technologies, Inc., a Nevada corporation ("Purchaser"), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation, pursuant to the Stock Purchase Agreement, dated as of November 29, 2017, by and among the Company, Big Fish Games and the Purchaser.  Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to indemnify the Purchaser for the losses and expenses associated with the Kater litigation for Big Fish Games, which is referred to in the Stock Purchase Agreement as the "Primary Specified Litigation."
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
The complaint was amended on March 20, 2019, to add Big Fish Games, Inc., as a party and to assert claims on behalf of an additional plaintiff, Suzie Kelly.  On May 10, 2019, the Company filed an answer as to the claims asserted by plaintiff Kater, and joined Big Fish Games in moving to compel arbitration as to all claims asserted by plaintiff Kelly.  Big Fish Games also moved to compel arbitration against plaintiff Kater.  On June 13, 2019, defendants moved to stay discovery pending resolution of the motion to compel arbitration. On August 21, 2019, the Washington District Court partially granted the motion and stayed discovery pending a ruling on the motions to compel arbitration against plaintiffs Kater and Kelly, except as to discovery requests plaintiff Kater served on the Company before amending the complaint. On September 12, 2019, the Washington District Court ordered that the case would be stayed entirely (except for the aforementioned discovery requests), pending the United States Court of Appeals for the Ninth Circuit’s ruling on arbitration issues raised in other cases which may be relevant to the arguments raised in the pending motions to compel arbitration.
In accordance with the terms of the Stock Purchase Agreement, the Company is working closely with the Purchaser to vigorously defend this matter in both the Washington District Court and in any further appellate proceedings, and the Company believes that there are meritorious legal and factual defenses against plaintiff’s allegations and requests for relief.
Thimmegowda Class Action Suit
On February 11, 2019, a purported class action styled Manasa Thimmegowda v. Big Fish Games, Aristocrat Technologies Inc. ("Purchaser"), Aristocrat Leisure Limited, and Churchill Downs Inc., was filed in the Washington District Court alleging, among other claims, that “Big Fish Casino,” which is operated by Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, and seeking, among other things, return of monies lost, reasonable attorney’s fees, injunctive relief, and treble and punitive damages. On May 10, 2019, all of the defendants moved to compel arbitration of the claims, and the Company, the Purchaser and Aristocrat Leisure Limited also moved to dismiss the action for lack of personal jurisdiction.  On June 13, 2019, defendants moved to stay discovery pending resolution of those motions.  On September 12, 2019, the Washington District Court ordered that the case would be stayed entirely, pending the United States Court of Appeals

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
50

for the Ninth Circuit’s ruling on arbitration issues raised in other cases which may be relevant to the arguments raised in the pending motion to compel arbitration. The Company is working to vigorously defend this matter, and believes that there are meritorious legal and factual defenses against plaintiff’s allegations and requests for relief.
James Rivera, et al. v. Calder Race Course, Inc., et al.
On March 1, 2013, James Rivera, individually and by and through his wife and their children, filed a First Amended Complaint for Damages (as amended from time to time) styled James Rivera, et al. v. Calder Race Course, Inc., et al. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the "Circuit Court"), stemming from a spinal cord injury to Mr. Rivera when the horse he was exercising collapsed and died during a workout at Calder Race Course on November 25, 2008. The parties settled the matter in September 2019 with no material financial impact on the Company, and filed a joint stipulation of dismissal with the Circuit Court on October 23, 2019.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the United States Environmental Protection Agency ("EPA") regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principal, subject to final approval. If approved, the agreement will include a $2.8 million penalty, which is included as a selling, general and administrative expense in our accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019, and included in accrued expense in our accompanying condensed consolidated balance sheet at September 30, 2019.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter-horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Grounds Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds Defendants filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. On September 18, 2015, the plaintiffs filed a Petition for Appeal of Administrative Order Dismissing Case for No Right of Action in the District Court seeking a reversal of the Louisiana Racing Commission’s ruling. On July 13, 2016, the plaintiffs filed their brief with the District Court and Fair Grounds Defendants filed its brief on August 12, 2016. A hearing was held at the District Court on September 15, 2016 and the District Court affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal with the Louisiana Fourth Circuit Court of Appeals on December 7, 2016. By Order dated August 23, 2017, the Louisiana Fourth Circuit Court of Appeals dismissed the plaintiffs’ appeal without prejudice because the District Court’s Judgment did not contain the necessary decretal language. To correct this deficiency, the District Court entered an Amended Judgment on September 19, 2017. On December 11, 2017, the plaintiffs appealed the Amended Judgment to the Louisiana Fourth Circuit Court of Appeals. On June 13, 2018, the Louisiana Fourth Circuit Court of Appeals reversed the Louisiana Racing Commission’s ruling and remanded the matter to the Louisiana Racing Commission for further proceedings. On June 27, 2018, the Fair Grounds Defendants filed a Motion for Rehearing with the Louisiana Fourth Circuit Court of Appeals which was denied on July 12, 2018. On August 10, 2018, the Fair Grounds Defendants filed a Writ of Certiorari to the Louisiana Supreme Court seeking review of the Fourth Circuit Court of Appeal's decision; the writ was denied on November 14, 2018. The parties had previously attempted to mediate the matter in October 2018. The Company is engaged in ongoing settlement discussions and have established an accrual for an immaterial amount.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
51

ITEM 1A. RISK FACTORS
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
7/1/19-7/31/19	249	$117.73	—	$225.0
8/1/19-8/31/19	124	125.07	—	225.0
9/1/19-9/30/19	202,662	123.47	202,449	200.0
Total	203,035	$123.46	202,449
(1)On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaces the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
52

ITEM 6. EXHIBITS

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 30, 2019	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 30, 2019	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
54