Form 10-K
period 2019-12-31
CHURCHILL DOWNS Inc
filed 2020-02-26
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33998
Churchill Downs Incorporated
(Exact name of registrant as specified in its charter)

Kentucky		61-0156015
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400
Louisville,	Kentucky	40222
(Address of principal executive offices)		(Zip Code)

(502) 636-4400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	Trading Symbol(s)	The Nasdaq Stock Market LLC
(Title of each class registered)	CHDN	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of February 10, 2020, 39,622,384 shares of the Registrant’s Common Stock were outstanding. As of June 28, 2019 (based upon the closing sale price for such date on the Nasdaq Global Select Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $4,000,887,471.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 2020 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

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

PART I
ITEM 1.BUSINESS
A. Introduction
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate Derby City Gaming, a historical racing machine ("HRM") facility in Louisville, Kentucky. We also own and operate the largest online horse racing wagering platform in the U.S., TwinSpires.com, and we operate sports betting and iGaming through our BetAmerica platform in multiple states. We are also a leader in brick-and-mortar casino gaming with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games in eight states. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Acquisitions of Presque Isle Downs and Casino and Lady Luck Casino Nemacolin
On January 11, 2019, we completed the acquisition of Presque Isle Downs and Casino ("Presque Isle") located in Erie, Pennsylvania from Eldorado Resorts, Inc. ("ERI") for cash consideration of $178.9 million (the "Presque Isle Transaction") and $1.6 million of working capital and other purchase price adjustments.
On March 8, 2019, the Company assumed management and acquired certain assets related to the management of Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") in Farmington, Pennsylvania, from ERI for cash consideration of $100,000 (the "Lady Luck Nemacolin Transaction").
Refer to Part II, Item 8. Financial Statements and Supplementary Data, for additional information on the Presque Isle Transaction and the Lady Luck Nemacolin Transaction.
Acquisition of Certain Ownership Interests of Rivers Des Plaines
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines ("Rivers Des Plaines") to acquire approximately 42% of Midwest Gaming from affiliates and co-investors of Clairvest Group Inc. ("Clairvest") and members of High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors") for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments (the "Sale Transaction"). Following the closing of the Sale Transaction, the parties completed a recapitalization transaction on March 6, 2019 (the "Recapitalization"), pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36.0% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
Refer to Part II, Item 8. Financial Statements and Supplementary Data, for additional information on the Sale Transaction and Recapitalization.
Turfway Park Acquisition
The Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International ("Hard Rock") on October 9, 2019 for total consideration of $46 million in cash ("Turfway Park Acquisition"). Turfway Park is located on 197 acres in Florence, Kentucky. The Company has announced plans and has begun to invest up to $150.0 million (including the Turfway Park Acquisition total consideration of $46.0 million) in a state-of-the-art live and historical thoroughbred racing facility at Turfway Park.
Of the $46.0 million total consideration, $36.0 million, less $0.9 million of working capital and purchase price adjustments, was paid to JACK and accounted for as a business combination. The remaining $10.0 million was paid to Hard Rock for the assignment of the purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and was amortized through expense in the fourth quarter of 2019. Refer to Part II, Item 8. Financial Statements and Supplementary Data, for additional information on the Turfway Park Acquisition.

Stock Split
On January 25, 2019, the Company distributed the additional shares resulting from a previously announced three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes in Part II. Item 8. Financial Statements and Supplementary Data have been retroactively adjusted for the prior periods to reflect the effects of the Stock Split.
B. Business Segments
During the first quarter of 2019, we realigned our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. For financial reporting purposes, we aggregate our operating segments into three reportable segments as follows: Churchill Downs, Online Wagering and Gaming. Financial information about these segments is set forth in Part II, Item 8. Financial Statements and Supplementary Data, Note 20 of notes to consolidated financial statements contained within this Report.  Further discussion of financial results by segment is provided in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in Part II, Item 8. Financial Statements and Supplementary Data. Effective January 1, 2019, the Company does not allocate corporate and other related expenses to the segments in the accompanying consolidated statements of comprehensive income included in Part II, Item 8. Financial Statements and Supplementary Data. The prior year results in the accompanying consolidated statements of comprehensive income were reclassified to conform to this presentation.
Churchill Downs
The Churchill Downs segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and Derby City Gaming.
Churchill Downs Racetrack is the home of The Kentucky Derby and conducts live racing during the year. Derby City Gaming is an HRM facility that operates under the Churchill Downs pari-mutuel racing license at its auxiliary training facility in Louisville, Kentucky.
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
Churchill Downs Racetrack
Churchill Downs Racetrack is located in Louisville, Kentucky and is an internationally known thoroughbred racing operation best known as the home of our iconic flagship event - The Kentucky Derby. We have conducted thoroughbred racing continuously at Churchill Downs Racetrack since 1875. The Kentucky Derby is the longest continuously held annual sporting event in the United States and is the first race of the annual series of races for 3-year old thoroughbreds known as the Triple Crown.
Our history of increased wagering, along with the attractive demographic profile of our guests and global television viewership are attractive to sponsors and corporate partners, especially those with similar luxury and/or marquee brands. As a result, the Kentucky Derby Week generated the tenth consecutive year of earnings growth in 2019. We conducted 70 live race days in 2017 and 2018; and conducted 74 live racing days in 2019. In 2020, we anticipate conducting up to 72 live race days.
In 2002, as part of the financing of improvements to the Churchill Downs Racetrack facility, we transferred title of the Churchill Downs Racetrack facility to the City of Louisville, Kentucky and entered into a 30-year lease for the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
Churchill Downs Racetrack is located on 175 acres and has a one-mile dirt track, a 7/8-mile turf track, a stabling area, and a variety of areas, structures, and buildings that provide seating for our patrons. We also own 83 acres of land at our auxiliary training facility, which is five miles from Churchill Downs Racetrack. The facilities at Churchill Downs Racetrack accommodate seating for approximately 59,000 guests. Churchill Downs Racetrack has one of the largest 4K video boards in the world sitting 80 feet above the ground and measuring 171 feet wide by 90 feet tall. This video board provides views of the finish line and the entire race for on-track guests, including those in the infield and guests along the entire front side of the racetrack. The facility also has permanent lighting in order to accommodate night races. We have a saddling paddock and the stable area has barns sufficient to accommodate 1,400 horses and a 114-room dormitory for backstretch personnel. The Churchill Downs Racetrack facility also includes a simulcast wagering facility.

In October 2019, we announced plans to invest $300.0 million to build a hotel and HRM facility and permanent stadium seating at Churchill Downs Racetrack. The development will transform the area alongside the track at the first turn providing unparalleled VIP guest experiences. The new 156-room, 7-story hotel will include a state-of-the-art 900-machine HRM gaming floor, sports bar, VIP lounge and multiple year-round dining venues.
The development will provide upgraded amenities for 6,700 guests and 5,500 new reserved seats. New hospitality services, including food and beverage services, will be provided to 3,400 guests in the existing Section 111 of the racetrack and to the existing 3,300 guests in the new permanent outdoor stadium seating that will replace the existing grandstand seating.
The 5,500 new reserved seats will be comprised of permanent outdoor stadium seats for 1,400 additional guests, 2,100 guests in the new 2nd floor 27,000 square-foot ballroom and meeting space, and 3rd floor balcony, 1,680 guests on the 3rd – 6th floors in a variety of suites with private balconies, and 320 guests in the 7th floor penthouse suites with balconies that stretch the length of the building.
Our auxiliary training facility provides additional stabling and training facilities sufficient to accommodate 500 horses and a 3/4-mile dirt track.
Derby City Gaming
In September 2018, we opened Derby City Gaming, our 85,000 square-foot, state-of-the-art HRM facility at our Churchill Downs Racetrack auxiliary training facility in Louisville, Kentucky. Derby City Gaming operates under our Churchill Downs Racetrack pari-mutuel racing license, and currently has 1,000 HRMs in service, a simulcast center, and a dining facility.
Online Wagering
The Online Wagering segment includes the revenue and expenses for the TwinSpires business ("TwinSpires") and the online sports betting and iGaming business. Both businesses are headquartered in Louisville, Kentucky.
TwinSpires Business
TwinSpires operates our online horse racing wagering business on TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers ("Velocity"); and provides the Bloodstock Research Information Services ("BRIS") platform for horse racing statistical data.
TwinSpires is the largest legal online horse racing wagering platform in the U.S. TwinSpires accepts pari-mutuel wagers through advance deposit wagering ("ADW") from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device or through the Internet. Our business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. We offer our customers streaming video of live horse races, as well as replays, and an assortment of racing and handicapping information. We also provide technology services to third parties, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third-party typically provides a brand name, marketing and limited customer functions.
BetAmerica is an online wagering business licensed under TwinSpires.com, and offers wagering on horse racing throughout the U.S., as well as our brand for retail and online sports betting and iGaming.
Sports Betting and iGaming
Our sports betting and iGaming business operates the BetAmerica sports betting and casino iGaming platform in multiple states, including Mississippi, New Jersey, Indiana, Pennsylvania, and Arkansas. The mobile and online BetAmerica sports betting and casino iGaming results are included in the Online Wagering segment and the retail operations are included in the Gaming segment.
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
◦Lady Luck Nemacolin management agreement
◦Ocean Downs Casino and Racetrack ("Ocean Downs")

◦Oxford Casino and Hotel ("Oxford")
◦Presque Isle
◦Riverwalk Casino Hotel ("Riverwalk")
The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:
◦61.3% equity investment in Rivers Des Plaines
◦50% equity investment in Miami Valley Gaming and Racing ("MVG")
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations.
Calder
Calder is located on 170 acres of land in Miami Gardens, Florida near Hard Rock Stadium, home of the Miami Dolphins. Calder owns and operates a 106,000 square-foot casino with approximately 1,100 slot machines and two dining facilities. Calder also has a fronton for jai alai performances, and a one-mile dirt track, a 7/8-mile turf track, barns and stabling facilities for thoroughbred horse racing.
In February 2018, Calder was issued a jai alai permit by the Department of Business & Professional Regulation ("DBPR") Division of Pari-Mutuel Wagering ("DPW") in Florida. In May 2018, Calder received a jai alai license and conducted live summer jai alai performances in May and June 2019 for the State of Florida's 2018-2019 and 2019-2020 fiscal years.
In October 2018, the State of Florida DPW issued two separate Final Orders Granting Declaratory Statement in response to two separate Petitions for Declaratory Statements submitted by Calder regarding jai alai. One of the Declaratory Statements was appealed, but affirmed by the First District Court of Appeals in September 2019.
There are pending administrative challenges filed by various organizations, including Florida Horsemen's Benevolent and Protective Association, Inc., the Florida Thoroughbred Breeders’ & Owners’ Association, Ocala Breeders’ Sales, and SCF, Inc., related to jai alai and the location of the casino with respect to the racing facility.
We have an agreement with the Stronach Group ("TSG") that expires on December 31, 2020 under which we permit TSG to operate and manage Calder's racetrack and certain other racing and training facilities and to provide live horse racing under Calder's racing permits. During the term of the agreement, TSG pays Calder a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
Fair Grounds and VSI
Fair Grounds Slots and Fair Grounds Race Course are located on 145 acres in New Orleans, Louisiana. Fair Grounds Slots owns and operates a 33,000 square-foot slot facility with approximately 600 slot machines, two concession areas, a bar, a simulcast facility, and other amenities. The Fair Grounds Race Course consists of a one-mile dirt track, a 7/8-mile turf track, a grandstand, and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 guests, a general admissions area, and food and beverage facilities. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people. Fair Grounds Race Course also operates pari-mutuel wagering in fourteen off-track betting facilities ("OTBs") and VSI is the owner and operator of approximately 1,000 video poker machines in twelve OTBs in Louisiana.
Harlow’s
Harlow’s is located on 85 acres of leased land in Greenville, Mississippi. Harlow’s owns and operates a 33,000 square-foot casino with approximately 750 slot machines, 15 table games, a retail BetAmerica Sportsbook, a 105-room hotel, a 5,600 square-foot multi-functional event center, and four dining facilities.
Lady Luck Nemacolin
On March 8, 2019, the Company assumed the management of Lady Luck Nemacolin, which is located in Farmington, Pennsylvania, approximately one mile from the Nemacolin Woodlands Resort. Lady Luck Nemacolin operates the casino with approximately 600 slot machines, 27 table games, and a dining facility.
Ocean Downs
Ocean Downs is located on 167 acres near Ocean City, Maryland. Ocean Downs owns and operates a 70,000 square-foot casino with approximately 900 VLTs, 18 table games, and three dining facilities. Ocean Downs also conducts 48 live harness racing days each year.

Oxford
Oxford is located on 97 acres in Oxford, Maine. Oxford owns and operates a 27,000 square-foot casino with approximately 950 slot machines, 30 table games, a 100-room hotel, and three dining facilities.
Presque Isle
On January 11, 2019, the Company completed the acquisition of Presque Isle, which is located on 270 acres in Erie, Pennsylvania. Presque Isle owns and operates a 153,000 square-foot casino with approximately 1,550 slot machines, 34 table games, a retail BetAmerica Sportsbook, a poker room, and four dining facilities. Presque Isle also conducts 100 live thoroughbred racing days each year.
Riverwalk
Riverwalk is located on 22 acres in Vicksburg, Mississippi. Riverwalk owns and operates a 25,000 square-foot casino with approximately 650 slot machines, 15 table games, a retail BetAmerica Sportsbook, a five-story 80-room hotel, and two dining facilities.
Rivers Des Plaines
Rivers Des Plaines is located on 21 acres in Des Plaines, Illinois. Rivers Des Plaines owns and operates a 140,000 square-foot casino with approximately 1,050 slot machines and 66 table games, seven dining and entertainment facilities, and an approximate 5,000 square-foot state-of-the-art BetRivers Sports Bar. Rivers Des Plaines has received approval to become the first land-based casino in Illinois and has begun the expansion of the parking garage which is expected to be completed by the third quarter of 2020. Rivers Des Plaines is also expanding the gaming floor to accommodate additional slot machines and table games authorized under the Illinois expanded gaming legislation signed by the Governor of Illinois in June 2019, which is discussed further below. We acquired 61.3% equity ownership in Midwest Gaming, the parent company of Rivers Des Plaines, in March 2019.
Miami Valley Gaming
MVG is located on 120 acres in Lebanon, Ohio. MVG owns and operates a 186,000 square-foot casino with approximately 1,950 VLTs, four dining facilities, a racing simulcast center, and a 5/8-mile harness racetrack. In October 2019, MVG announced a $100.0 million expansion plan to build a hotel, parking garage and expanded gaming floor with up to an additional 250 VLTs to be completed in the second quarter of 2021. We have a 50% equity investment in MVG.
All Other
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington International Race Course ("Arlington")
•United Tote
•Oak Grove Racing and Gaming ("Oak Grove")
•Turfway Park
•Corporate
Arlington
Arlington is located on 336 acres in Arlington Heights, Illinois. Arlington owns and operates a thoroughbred racing operation with eleven OTBs. Arlington has a 1 1/8-mile synthetic track, a one-mile turf track and a 5/8-mile training track. The facility includes a grandstand, clubhouse, and suite seating for 7,500 guests, and dining facilities. The stable area consists of barns that can accommodate 2,200 horses and living quarters for 550 people.
United Tote
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, record sales, calculate payoffs and display wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to a number of third-party racetracks, OTBs and other pari-mutuel wagering businesses and also provides these services at our facilities.

Oak Grove
Oak Grove is located on 240 acres in Oak Grove, Kentucky, which is approximately one-hour north of Nashville, Tennessee. Oak Grove owns and operates a 5/8-mile harness racing track and completed its first racing meet in October 2019. Oak Grove has begun construction of an HRM facility with up to 1,500 HRMs, a 125-room hotel with an event center and food/beverage venues, a 1,200-person grandstand and event space for indoor events, a 3,000-person capacity outdoor amphitheater and stage, and a state-of-the-art equestrian center. Oak Grove is owned by a joint venture, WKY Development, LLC (“WKY Development”), that is 95% owned by the Company and 5% by Keeneland Association, Inc. (“Keeneland”) as of December 31, 2019.
Turfway Park
The Company completed the acquisition of Turfway Park on October 9, 2019. Turfway Park is located on 197 acres in Florence, Kentucky. The Company has announced plans and has begun to invest up to $150.0 million (including the Turfway Park Acquisition total consideration of $46.0 million) in a state-of-the-art live and historical thoroughbred racing facility at Turfway Park.
Corporate
Corporate includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our segments.
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
Churchill Downs
In 2019, approximately 36,000 thoroughbred horse races were conducted in the United States. Of these races, Churchill Downs Racetrack hosted approximately 750 races, or 2.1% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing and purse sizes. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Derby City Gaming competes with regional casinos in the area and other forms of legal and illegal gaming.
Online Wagering
TwinSpires
TwinSpires competes with other ADW businesses for both customers and racing content, as well as brick-and-mortar racetracks, casinos, and OTBs.
Sports Betting and iGaming
Our BetAmerica online sports betting and iGaming business competes for customers with retail and online offerings from commercial brick-and-mortar casinos and racetracks.  We also compete with daily fantasy sports gaming companies that are expanding into sports betting and iGaming, international sports betting businesses looking to expand into the U.S. market, and illegal sports betting and iGaming operations.

Gaming
Our Gaming properties operate in highly competitive environments, and our primary competition is other regional casino properties. Our Gaming properties primarily compete for customers with other casinos in their markets and in surrounding regional gaming markets, where location is a critical factor to success. Our Gaming properties compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling, and other forms of legalized gaming in the U.S.
D. Governmental Regulations and Potential Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Churchill Downs, Online Wagering, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level.
Churchill Downs Regulations
Horse racing is a highly regulated industry. In the United States, individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges, and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters, and patrol judges.
The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year and the determination of applicable regulatory authorities.
In the United States, interstate pari-mutuel wagering on horse racing is subject to the Interstate Horseracing Act of 1978 ("IHA"), as amended in 2000. Through the IHA, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.
Kentucky
In Kentucky, horse racing tracks are subject to the licensing and regulation of the Kentucky Horse Racing Commission ("KHRC"), which is responsible for overseeing horse racing and regulating the state equine industry, and overseeing the annual licensing and operations of HRMs in Kentucky. Licenses to conduct live thoroughbred and standardbred racing meets, to participate in simulcasting, and to accept advance deposit wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky.
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
TwinSpires Regulations and Potential Legislative Changes
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the Oregon Racing Commission and in accordance with Oregon law. We also hold advance deposit wagering licenses in certain other states where required. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact our mobile and online ADW business.
Illinois
On June 28, 2019, the Governor of Illinois signed legislation into law that removes the sunset date for advance deposit wagering operations. We believe this legislation will have a positive impact on our business operations.
Sports Betting and iGaming Regulations and Potential Legislative Changes
Federal
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gives states the authority to authorize sports wagering. States have begun authorizing sports betting, which we believe will have a positive impact on our business.
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
Illinois
On June 28, 2019, the Governor of Illinois signed legislation into law that authorizes sports betting in Illinois. The legislation provides that certain casinos, racetracks, up to three affiliated OTBs, and sports venues that hold more than 17,000 people are authorized to operate sports wagering at brick and mortar locations and online for a certain license fee. We believe this legislation will have a positive impact on our business operations.
Gaming Regulations and Potential Legislative Changes
Casino laws are generally designed to protect casino consumers and the viability and integrity of the casino industry. Casino laws may also be designed to protect and maximize state and local revenue derived through taxes and licensing fees imposed on casino industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, casino laws establish procedures to ensure that participants in the casino industry meet certain standards of character and fitness. Casino laws also require casino industry participants to:
•Ensure that unsuitable individuals and organizations have no role in casino operations;
•Establish procedures designed to prevent cheating and fraudulent practices;
•Establish and maintain responsible accounting practices and procedures;
•Maintain effective controls over financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue;
•Maintain systems for reliable record keeping;
•File periodic reports with casino regulators;
•Ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions;
•Establish programs to promote responsible gambling and inform patrons of the availability of help for problem gambling; and
•Enforce minimum age requirements.
Typically, a state regulatory environment is established by statute and administered by a regulatory agency with broad discretion to regulate the affairs of owners, managers and persons with financial interests in casino operations. Among other things, casino authorities in the various jurisdictions in which we operate:
•Adopt rules and regulations under the implementing statutes;
•Interpret and enforce casino laws;
•Impose disciplinary sanctions for violations, including fines and penalties;
•Review the character and fitness of participants in casino operations and make determinations regarding suitability or qualification for licensure;
•Grant licenses for participation in casino operations;
•Collect and review reports and information submitted by participants in casino operations;
•Review and approve transactions, such as acquisitions or change-of-control transactions of casino industry participants, securities offerings and debt transactions engaged in by such participants; and
•Establish and collect fees and taxes.
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
Specific State Gaming Regulations and Potential Legislative Changes
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
In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the DPW, which is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarter horse races but does not approve the specific live race days.

Constitutional Amendment
In November 2018, voters in Florida passed a constitutional amendment which provides any gaming expansion in the state must be approved by 60% of voters.
Illinois
The ownership and operation of casino gaming facilities in the State of Illinois is subject to extensive state and local regulation and is subject to licensing and regulatory control by the Illinois Gaming Board (the "IGB"). The IGB assures the integrity of gambling and gaming in Illinois through regulatory oversight of riverboat and casino gaming, video gaming and sports wagering in Illinois. Changes in Illinois laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Illinois gaming operations. The failure to comply with the rules and regulations of the IGB could have a material adverse impact on our business.
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
Louisiana
The manufacturing, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacturing, distribution, servicing and operation of video poker devices and slot machines are governed by the Louisiana Gaming Control Board (the "Louisiana Board") which oversees all licensing for all forms of legalized gaming in Louisiana. The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections performs the video poker and slots gaming investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. Changes in Louisiana laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Louisiana gaming operations. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs. The failure to comply with the rules and regulations of the Louisiana Board or the LSRC could have a material adverse impact on our business.
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
Louisiana law requires live quarter horse racing to be conducted at the racetrack with the addition of the slot machines at Fair Grounds. We conducted quarter horse racing at Fair Grounds for 10 days in each of 2017, 2018, and 2019. We expect to conduct quarter horse racing for 10 days in 2020.
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
Ohio
In 2012, the Governor of Ohio signed an Executive Order which authorized the Ohio Lottery Commission (the "OLC") to amend and adopt rules necessary to implement a video lottery program at Ohio’s seven horse racing facilities. The ownership and operation of VLT facilities in the State of Ohio is subject to extensive state and local regulation. The laws, regulations and supervisory procedures of the OLC include: (1) regulating the licensing of video lottery sales agents, key gaming employees and VLT manufacturers; (2) collecting and disbursing VLT revenue; and (3) maintaining compliance in regulatory matters. Changes in Ohio laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Ohio gaming operations. The failure to comply with the rules and regulations of the OLC could have a material adverse impact on our business.
Pennsylvania
The ownership and operation of casino gaming facilities in the Commonwealth of Pennsylvania are subject to extensive state and local regulation and are subject to licensing and regulatory control by the Pennsylvania Gaming Control Board ("PGCB") as well as other agencies. The PGCB regulates, oversees and enforces all matters related to gaming activity in Pennsylvania, including, without limitation, operations, internal controls, accounting procedures, auditing, security, surveillance, licensing, background investigations and compliance of each casino in the state.  Changes in Pennsylvania laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Pennsylvania gaming operations.  The failure to comply with the rules and regulations of the PGCB could have a material adverse impact on our business.
In Pennsylvania, licenses to conduct live thoroughbred racing, to participate in simulcast wagering and to accept advance deposit wagers from Pennsylvania residents are approved by the Pennsylvania State Horse Racing Commission (“PSHRC”).  The PSHRC regulates the operations of horse racing, the conduct of pari-mutuel wagering and the promotion and marketing of horse racing in Pennsylvania.  As a Category 1 slot machine licensee, Presque Isle is required to conduct live racing on at least 100 days each calendar year.  The PSHRC approved Presque Isle for 100 live race days in 2019 and 2020.
Other Specific State Regulations and Potential Legislative Changes
Illinois
In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the Illinois Racing Board ("IRB"). The IRB appointed Arlington the dark host track for 60 simulcast host days in 2019 and 2020. Arlington was also awarded 155 live host days in 2019 and 2020.

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
In the ordinary course of our business, we may receive notices from regulatory agencies regarding our compliance with CAFO regulations that may require remediation at our facilities. On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final agreement and regulatory and court approval. If approved, the agreement will include a $2.8 million penalty, which has been accrued and is included in selling, general and administrative expense in our accompanying consolidated statement of comprehensive income for the year ended December 31, 2019, and in accrued expense and other current liabilities in our accompanying consolidated balance sheet at December 31, 2019.
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
G. Employees
As of December 31, 2019, we employed approximately 5,500 full-time and part-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year.
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

ITEM 1A.RISK FACTORS
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
•Negative economic conditions and the persistence of elevated levels of unemployment can impact consumers’ disposable incomes and, therefore, impact the demand for entertainment and leisure activities.
•Declines in the residential real estate market, increases in individual tax rates and other factors that we cannot accurately predict may reduce the disposable income of our customers.
•Decreases in consumer discretionary spending could affect us even if such decreases occur in other markets. For example, reduced wagering levels and profitability at racetracks from which we carry racing content could cause certain racetracks to cancel races or cease operations and therefore reduce the content we could provide to our customers.
Lower consumer confidence or reductions in consumers’ discretionary spending could result in fewer patrons spending money at our racetracks, our online wagering sites and gaming and wagering facilities, and reduced consumer spending overall.
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
We are vulnerable to additional or increased taxes and fees
We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws or in the administration of laws affecting the horse racing, online wagering and casino industries. Many states and municipalities, including ones in which we operate, are currently experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. We are subject to tax in multiple U.S. tax jurisdictions and judgment is required in determining our provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions. It is not possible to determine the likelihood, extent or impact of any future changes in tax laws or fees, or changes in the administration of such laws; however, if enacted, such changes could have a material adverse impact on our business.
A lack of confidence in the integrity of our core businesses or any deterioration in our reputation could affect our ability to retain our customers and engage with new customers
Horse racing, pari-mutuel wagering and casino gaming businesses depend on the public perception of integrity and fairness in their operations. To prevent cheating or erroneous payouts, necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A lack or loss of confidence in the fairness of our industries could have a material adverse impact on our business.
Acts of fraud or cheating in our gaming businesses through the use of counterfeit chips, covert schemes and other tactics, possibly in collusion with our employees, may be attempted or committed by our gaming customers with the aim of increasing their winnings. Our gaming customers, visitors and employees may also commit crimes such as theft in order to obtain chips not belonging to them. We have taken measures to safeguard our interests including the implementation of systems, processes and technologies to mitigate against these risks, extensive employee training, surveillance, security and investigation operations and adoption of appropriate security features on our chips such as embedded radio frequency identification tags. Despite our efforts, we may not be successful in preventing or detecting such culpable behavior and schemes in a timely manner and the relevant insurance we have obtained may not be sufficient to cover our losses depending on the incident, which could result in losses to our gaming operations and generate negative publicity, both of which could have an adverse effect on our reputation, business, results of operations and cash flows.
Other factors that could influence our reputation include the quality of the services we offer and our actions with regard to social issues such as diversity, human rights and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our properties, or our industries, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our company to operate in host communities, employee retention or recruiting difficulties or other difficulties.
An inability to attract and retain key and highly-qualified and skilled personnel could impact our ability to successfully develop, operate, and grow our business
We believe that our success depends in part on our ability to hire, develop, motivate and retain highly-qualified and skilled employees throughout our organization. If we do not successfully hire, develop, motivate and retain highly qualified and skilled employees, it is likely that we could experience significant disruptions in our operations and our ability to successfully develop, operate, and grow our business could be impacted.
Competition for the type of talent we seek to hire is increasingly intense in the geographic areas in which we operate. As a result, we may incur significant costs to attract and retain highly skilled employees. We may be unable to attract and retain the personnel necessary to sustain our business or support future growth.
Certain of our key employees are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find a key employee unsuitable for licensing, we may be required to sever the employee relationship, or the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impact our operations.
Our debt facilities contain restrictions that limit our flexibility in operating our business
Our debt facilities contain a number of covenants that impose significant operating and financial restrictions on our business, including restrictions on our ability to, among other things, take the following actions:
•incur additional debt or issue certain preferred shares;
•pay dividends on or make distributions in respect of our capital stock, repurchase common shares or make other restricted payments;
•make certain investments;
•sell certain assets or consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•create liens on certain assets;
•enter into certain transactions with our affiliates; and
•designate our subsidiaries as unrestricted subsidiaries.
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
•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could terminate all commitments to extend further credit; or
•could require us to apply all of our available cash to repay these borrowings.
We have pledged a significant portion of our assets as collateral under our debt facilities. If any of these lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness and our lenders could exercise their rights against the collateral we have granted them.

Ownership and development of our real estate requires significant expenditures and ownership of such properties is subject to risk, including risks related to environmental liabilities
We own extensive real estate holdings and make significant capital investments to grow our operations. All real estate investments are subject to risks including the following: general economic conditions, such as the availability and cost of financing; local and national real estate conditions, such as an oversupply of residential, office, retail or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. Significant expenditures, including property taxes, debt repayments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property. Such expenditures may negatively impact our operating results.
We are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we own or operate (or previously owned or operated) or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. Some of our facilities are subject to CAFO regulations. If we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions. We recently incurred such a penalty in connection with alleged CAFO non-compliance at Fair Grounds Race Course, as further discussed in Item 3, Legal Proceedings. Enforcement of such regulations have been receiving increased governmental attention and compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures (including with respect to fines).
Our operations rely heavily on technology services, and catastrophic events and system failures with respect to these technology services could cause a significant and continued disruption to our operations
We rely on information technology and other systems to manage our business. A disruption or failure in our technology systems or operations in the event of a cyber-attack, major earthquake, weather event, terrorist attack or other catastrophic event could interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. Security breaches could expose the Company to a risk of loss or misuse of our or our customers’ information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could impact our operations. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, subject us to litigation, cause a loss of customers or give rise to remediation costs, monetary fines and other penalties, which could be significant.
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
There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data, and such privacy laws and regulations continue to evolve. Many states have passed laws requiring notification to customers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. California has adopted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020, providing California consumers greater control of the information collected, stored, and sold, and other states are considering similar legislation. The CCPA provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information was breached as a result of a business’s violation of its duty to reasonably secure such information. The costs of compliance with these laws may increase as a result of changes in interpretation or changes in law. Any failure on our part to comply with these laws or our privacy policies may subject us to significant liabilities, including governmental enforcement actions or litigation.

Our systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, may not be successful. Interruptions in our services or a breach of a customer’s secure data could cause current or potential users to believe that our systems are unreliable, which could permanently harm our reputation and brand. These interruptions could also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our casinos. Such incidents could give rise to remediation costs, monetary fines and other penalties, which could be significant. We attempt to protect against this risk with our property and business interruption insurance, which covers damage or interruption of our systems, although there is no assurance that such insurance will be adequate to cover all potential losses.
Third-parties we work with, such as vendors, may violate applicable laws or our privacy policies, and such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We are also subject to payment card association rules and obligations under each association’s contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
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
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. We have insurance coverage for protection against cyber-attacks, which is designed to cover expenses around notification, credit monitoring, investigation, crisis management, public relations, and legal advice. This insurance coverage may not be sufficient to cover all possible claims, and we could suffer losses that could have a material adverse effect on our business.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
The extent to which we can recover under our insurance policies for damages sustained at our operating properties in the event of inclement weather and casualty events could adversely affect our business
Flooding, blizzards, windstorms, earthquakes, hurricanes or other weather conditions could adversely affect our casino and horse racing locations. We maintain insurance coverage that may cover certain costs that we incur as a result of some natural disasters, which coverage is subject to deductibles, exclusions and limits on maximum benefits. We may not be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if our operations are disrupted or face prolonged closure as a result of weather conditions in the future, or if weather conditions adversely impact general economic or other conditions in the areas in which our properties are located or from which we draw our patrons, the disruption could have a material adverse impact on our business.
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

Our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future
We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain additional exclusions from our coverage. If we are unable to obtain sufficient insurance coverage, we could be at risk for increased potential losses, which could be substantial. In addition, our debt instruments and other material agreements require us to meet certain standards related to insurance coverage. If we are unable to obtain sufficient insurance coverage to satisfy these requirements, an event of default could result under these debt instruments or material agreements.
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
We could face challenges in identifying development projects that fit our strategic objectives, identifying potential acquisition or divestiture candidates and/or development partners, finding buyers, negotiating projects on acceptable terms, and managing and integrating such acquisition or development projects. As described in further detail below, new developments or acquisitions may not be completed or integrated successfully. The divestiture of existing businesses may be affected by our ability to identify potential buyers. Current or future regulation may postpone a divestiture pending certain resolutions to federal, state or local legislative issues. New properties or developments may not be completed or integrated successfully.
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
•restructuring charges associated with the acquisitions;
•non-recurring transaction costs, including accounting and legal fees, investment banking fees and recognition of transaction-related costs or liabilities; and
•costs of imposing financial and management controls and operating, administrative and information systems.
We perform financial, operational and legal diligence on the businesses we purchase; however, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate them successfully and integrate them into our existing operations. In any acquisition we make, we face risks that include the following:
•the risk that the acquired business may not further our business strategy or that we paid more than the business was worth;
•the risk that the financial performance of the acquired business declines or fails to meet our expectations from and after the date of acquisition;
•the potential adverse impact on our relationships with partner companies or third-party providers of technology or products;
•the possibility that we have acquired substantial undisclosed liabilities for which we may have no recourse against the sellers or third-party insurers;
•costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy;
•the risks of acquiring businesses and/or entering markets in which we have limited or no prior experience;
•the potential loss of key employees or customers;

•the possibility that we may be unable to retain or recruit managers with the necessary skills to manage the acquired businesses; and
•changes to legal and regulatory guidelines which may negatively affect acquisitions.
If we are unsuccessful in overcoming these risks, it could have a material adverse impact on our business.
The development of new venues and the expansion of existing facilities is costly and susceptible to delays, cost overruns and other uncertainties
We may decide to develop, construct and open hotels, casinos, other gaming venues, or racetracks in response to opportunities that may arise. Future development projects may require significant capital commitments and the incurrence of additional debt, which could have a material adverse impact on our business.
We are subject to significant risks associated with our equity investments, strategic alliances and other third-party agreements
We pursue certain license opportunities, development projects and other strategic business opportunities through equity investments, joint ventures, license arrangements and other alliances with third-parties.
Our equity investments are governed by mutually established agreements that we entered into with our co-investors and therefore, we do not unilaterally control the applicable entity or other initiatives. The terms of the equity investments and the rights of our co-investors may preclude us from taking actions that we believe to be in the best interests of the Company. Disagreements with our co-investors could result in delays in project development, including construction delays, and ultimate failure of the project. Our co-investors also may not be able to provide capital to the applicable entity on the terms agreed to or at all, and the applicable entity may be unable to obtain external financing to finance its operations. Also, our ability to exit the equity investments may be subject to contractual and other limitations.
With any third-party arrangement, there is a risk that our partners’ economic, business or legal interests or objectives may not be aligned with ours, leading to potential disagreements and/or failure of the applicable project or initiative. We are also subject to risks relating to our co-investors’ failure to satisfy contractual obligations, conflicts arising between us and any of our partners and changes in the ownership of any of our co-investors.
Any of these risks could have a material adverse impact on our business.
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction
Our Online Wagering and Gaming segments are characterized by the rapid development of new technologies and the continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. It may be difficult to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
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

We face risks related to pending or future legal proceedings and other actions
From time to time, we are a party in various lawsuits and judicial and governmental actions in the ordinary course of business. No assurance can be provided as to the outcome of these lawsuits and actions which can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits or actions, which could result in settlements, costs or damages that could have a material adverse impact on our business, financial condition, results of operations, and reputation. Such matters may include investigations or litigation from various parties, including vendors, customers, state and federal agencies, stockholders and employees relating to intellectual property, employment, consumer, personal injury, corporate governance, commercial or other matters arising in the ordinary course of business. We have been subject to claims in cases concerning class action allegations. Plaintiffs in class action lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the amount of potential losses to us. In many cases, including class action matters, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.
Our operations in certain jurisdictions depend on agreements with industry constituents including horsemen and other racetracks, and the failure to enter into or maintain these agreements on terms acceptable to us could have a material adverse effect on our business, results of operations and financial condition
Our operations in certain jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted. For example, the Interstate Horseracing Act, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the "Horsemen’s Groups"). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. We currently negotiate formal agreements with the applicable Horsemen’s Groups at our racetracks on an annual basis. The failure to maintain agreements with, or obtain consents from, the Horsemen's Groups on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third-parties’ races could have a material adverse impact on our business, as such failure will result in our inability to conduct live racing and export and import simulcasting.
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
We also have written agreements with certain Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana, Florida, and Kentucky. Florida law requires Calder to have an agreement with the FHBPA governing the contribution of a portion of revenue from slot machine gaming to purses on live thoroughbred races conducted by TSG at Calder and an agreement with the Florida Thoroughbred Breeders and Owners Association governing the contribution of a portion of revenue from slot machine gaming to breeders’ stallion and special racing awards on live thoroughbred races conducted by Calder before receiving a license to conduct slot machine gaming.
We have agreements with other racetracks for the distribution of racing content through both the import of other racetracks’ signals for wagering at our properties and the export of our racing signal for wagering at other racetracks’ facilities, OTBs, and ADWs. From time to time, we may be unable to reach agreements on terms acceptable to us. As a result, we may be unable to distribute our racing content to other locations or to receive other racetracks’ racing content for wagering at our racetracks. The inability to distribute our racing content could have a material adverse impact on our business, results of operations and financial condition.
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

Risks Related to Our Churchill Downs Segment
Our Churchill Downs Racetrack and the Kentucky Derby may be adversely affected by changes in consumer preferences, attendance, wagering, and sponsorships
Our Churchill Downs Racetrack is dependent upon the number of people attending and wagering on live horse races.  According to industry sources, pari-mutuel handle declined on average 3% per year from 2008 to 2016 due to a number of factors, including increased competition from other wagering and entertainment alternatives.  From 2016 to 2019, pari-mutuel handle on horse racing has been relatively stable with average annual growth of 2%.   If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Churchill Downs segment.  If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
The number and level of sponsorships are important to the success of the the Kentucky Derby. Our ability to retain sponsors, acquire new sponsors, and complete for sponsorships and advertising dollars could have a material adverse impact on our business.
Horse racing is an inherently dangerous sport and our racetracks are subject to personal injury litigation
Personal injuries and injuries to horses have occurred during races or workouts, and may continue to occur, which could subject us to litigation. We carry insurance at Churchill Downs Racetrack and each of our other racetracks; however, there are certain exclusions. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results of operations may be affected by the outcome of litigation, as it could be costly and time consuming and could divert our management and key personnel from our business operations.
Inclement weather and other conditions may affect our ability to conduct live racing
We have a limited number of live racing days at Churchill Downs Racetrack, and the number of live racing days could vary from year to year. A significant portion of our racing revenue is generated during the Kentucky Derby and Oaks week. If a business interruption were to occur and continue for a significant length of time, particularly one occurring at Churchill Downs Racetrack at a time that would affect the Kentucky Derby and Oaks week, it could have a material adverse impact on our business.
Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, heavy rains, high winds, storms, tornadoes and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of adverse weather events. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time, it could have a material adverse impact on our business.
Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks and public health threats
The success of the Kentucky Derby and Oaks week is dependent upon the willingness and ability of patrons to attend events at Churchill Downs Racetrack, which is subject to the occurrence and threat of extraordinary events that may discourage attendance, decrease revenue, or expose us to substantial liability. Terrorist activity, including acts of domestic terrorism, or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack. A major epidemic or pandemic, or the threat of such an event, could also adversely affect attendance at Churchill Downs Racetrack and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. While we are constantly evaluating the security precautions in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities. The occurrence or threat of any such extraordinary event at Churchill Downs Racetrack could result in a material negative effect on our business and results of operations.

Our Churchill Downs segment operations are highly regulated and changes in the regulatory environment could adversely affect our business
Our Churchill Downs segment is subject to extensive state and local regulation, and we depend on continued state approval of legalized pari-mutuel wagering in states where we operate. Our wagering and racing (including HRM) facilities must meet the licensing requirements of various regulatory authorities. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for operation. However, we may be unable to maintain our existing licenses. The failure to obtain such licenses in the future or the loss of or material change in our business licenses, registrations, permits or approvals may materially limit the number of races we conduct or our racing (including HRM) operations, and could have a material adverse impact on our business. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction.
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
Our Churchill Downs segment faces significant competition, and we expect competition levels to increase
Churchill Downs Racetrack and Derby City Gaming face competition from a variety of sources, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, VLTs, state-sponsored lotteries, sports wagering, and other forms of legalized and non-legalized gaming in the U.S. and other jurisdictions.
We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenue for race purses and capital improvements.
Competition from web-based businesses presents additional challenges. Unlike most online and web-based gaming companies, Churchill Downs and our other racetracks require significant and ongoing capital expenditures for both continued operations and expansion. Churchill Downs Racetrack also faces significantly greater operating costs compared to costs borne by online and web-based gaming companies. Our racing business cannot offer the same number of gaming options as online and Internet-based gaming companies. These companies may divert wagering dollars from pari-mutuel wagering venues, such as our racetracks. Our inability to compete successfully with these competitors could have a material adverse impact on our business.
We may not be able to attract a sufficient number of horses and trainers to achieve full field horse races
We believe that patrons prefer to wager on races with a large number of horses, commonly referred to as full fields. A failure to offer races with full fields results in less wagering on our horse races. Our ability to attract full fields depends on several factors, including our ability to offer and fund competitive purses and the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If Churchill Downs Racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability. If we are unable to attract horse owners to stable and race their horses at our racetracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetracks and a competitive purse structure, our profitability could also decrease.
Our business depends on utilizing and providing totalisator services
Our customers utilize information provided by United Tote and other totalisator companies that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horse races. The failure to keep technology current could limit our ability to serve patrons effectively, limit our ability to develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing. A totalisator system failure could cause a considerable loss of revenue if wagering is unavailable for a significant period of time or during an event with high betting volume.

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
Risks Related to Our TwinSpires Business
Our online horse racing wagering business is highly regulated and changes in the regulatory environment could adversely affect our business
TwinSpires accepts ADWs from customers of certain states who set up and fund accounts from which they may place wagers via telephone, mobile device or through the Internet pursuant to the Interstate Horseracing Act and relevant licenses and consents. The online horse racing wagering business is heavily regulated, and laws governing ADW vary from state to state. Some states have expressly authorized ADW by residents, some states have expressly prohibited pari-mutuel wagering and/or ADW and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited residents of the state from placing wagers through ADW hubs located in different states. We believe that an online horse racing wagering business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to ADW businesses in other states is not prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a different manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate ADW.
Our expansion opportunities with respect to ADW may be limited unless more states amend their laws or regulations to permit ADW. Conversely, if states take affirmative action to make ADW expressly unlawful, this could have a material adverse impact on our business. For example, we ceased accepting wagers from Texas residents in September 2013 due to the enforcement of a Texas law prohibiting ADW. Legal challenges and regulatory and legislative processes can be lengthy, costly and uncertain. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits and approvals necessary to facilitate the operation or expansion of our online horse racing wagering business or in any legal challenge to the validity of any restrictions on ADW. From time to time, Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for ADW.
Many states have considered and are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states or increase competition for online wagering. Anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could have a material adverse impact to the success of our ADW operations.
Our TwinSpires business may be adversely affected by the number of people wagering on live horse races
Our TwinSpires business is dependent on wagering on live horse races at our racetracks and third-party racetracks. According to industry sources, pari-mutuel handle declined on average 3% per year from 2008 to 2016 due to a number of factors, including increased competition from other wagering and entertainment alternatives. From 2016 to 2019, pari-mutuel handle on horse racing has been relatively stable with average annual growth of 2%. If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Online Wagering segment. If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
Our TwinSpires business faces strong competition and we expect competition to increase
Our TwinSpires business is sensitive to changes and improvements to technology and new products and faces strong competition from other web-based interactive gaming and wagering businesses. Our ability to develop, implement and react to new technology and products for our mobile and online wagering business is a key factor in our ability to compete with other ADW businesses. Some of our competitors may have greater resources than we do. We may also be unable to retain our core customer base if we fail to continue to offer robust content offerings and other popular features. We anticipate increased competition in our mobile and online business from various other forms of online gaming, and our potential inability to retain customers or our failure to attract new customers could adversely affect our business.

Our TwinSpires business is subject to a variety of laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business
We are subject to a variety of laws, including laws regarding gaming, consumer protection and intellectual property that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. Laws relating to the liability of providers of online services for activities of users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories. It is also likely that as our business grows and evolves we will become subject to laws and regulations in additional jurisdictions.
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
Risks Related to Our Sports Betting and iGaming Business
Our ability to predict and capitalize on the legalization of online sports betting and iGaming in the United States may impact our business, and we expect that competition will continue to grow and intensify
A number of states have passed or are currently considering passing online sports betting and iGaming legislation. If a large number of additional states or the federal government enact online sports betting or iGaming legislation and we are unable to obtain, or are otherwise delayed in obtaining, the necessary licenses to operate online sports betting or iGaming websites in United States jurisdictions where such games are legalized, our future growth in online sports betting and iGaming could be materially impaired.
States or the federal government may prevent online sports betting and iGaming or legalize online sports betting and iGaming in a manner that is unfavorable to us. If, like Nevada and New Jersey, state jurisdictions enact legislation legalizing online sports betting and iGaming subject to a brick-and-mortar requirement, we may be unable to offer online sports betting and iGaming in such jurisdictions if we are unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction on acceptable terms.
We expect that we will face increased competition for online sports betting and iGaming as the potential for legalized online sports betting and iGaming continues to grow. In the online sports betting and iGaming industry, a "first mover" advantage exists. Our ability to compete effectively in respect of a particular style of online sports betting and iGaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so could materially impair our ability to grow in the online sports betting and iGaming space. We may fail to accurately predict when online sports betting and iGaming will be legalized in significant jurisdictions. The legislative process in each state and at the federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online sports betting and iGaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online sports betting and iGaming offerings in such jurisdictions, which could have a material impact on our business.
We intend to expand our sports betting operations and there can be no assurance that we will be able to compete effectively, that our expansion initiatives will be successful, or that we will generate sufficient returns on our investment
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. As a result, several jurisdictions in which we operate legalized sports betting and additional jurisdictions may do so in the future. Our ability to be successful with our proposed sports betting operations is dependent on potential legislation in various jurisdictions that affect the sports betting industry in the United States. We continue to engage with state lawmakers in our other jurisdictions to advocate for the passage of sports betting laws with reasonable tax rates and license fees.
Our sports betting operations will compete in a rapidly evolving and highly competitive market against an increasing number of competitors. In order to compete successfully, we may need to enter into agreements with strategic partners and other third-party vendors and we may not be able to do so on terms that are favorable to us. There can be no assurances when, or if, regulations enabling sports betting and online sportsbooks, casino gaming and poker will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate. The success of our proposed sports betting operations is dependent on a number of additional factors that are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States, our ability to gain market share in a newly developing market, the potential that the market does not develop as we anticipate, the competitive landscape, and our ability to compete with new entrants in the market, changes in consumer demographics and public tastes and preferences, the performance of and licensing of third- party vendors, and the availability and popularity of other forms of entertainment.

Failure to manage risks associated with sports betting may impact profitability
Sports betting operators serve as the house for wagers and must manage the risks of balancing wagers on specific events and markets unlike pari-mutuel wagering, where the operator takes a percentage of each wager. Sports wagering operators must manage risk and protect against the expertise of well-informed and sophisticated customers that may be unprofitable. We use automated risk management processes and an experienced team to manage this risk; however, our inability to manage the inherent risks associated with sports wagering could have a material adverse impact on our sports wagering business.
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
Risks Related to Our Gaming Business
Our gaming business faces significant competition from brick-and-mortar casinos and other gaming and entertainment alternatives, and we expect competition levels to increase
Our casinos operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. Our casino operations face competition from land-based casinos, dockside casinos, riverboat casinos, casinos located on racetracks, Native American casinos, VLTs, state-sponsored lotteries, iGaming, and other forms of legalized gaming in the U.S. and other jurisdictions. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market, and legislative changes. We do not have the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries or other competitors which may adversely affect our ability to compete effectively with them. In some instances, particularly in the case of Native American casinos, our competitors may pay lower taxes or no taxes. These factors could create challenges for us in competing for customers and accessing cash flow for our casino products that enable us to remain competitive. Legislators in Florida continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current gaming taxation structure. Should such legislation be enacted, it could have a material adverse impact on our business.
The gaming industry also faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. Online and mobile interactive gaming and wagering is growing rapidly and affecting competition in our industry as federal regulations on online and mobile activities are clarified. We anticipate that competition will continue to grow in the web-based interactive gaming and wagering channels because of ease of entry and such increased competition may have an adverse impact on our business.
Our gaming business is highly regulated and changes in the regulatory environment could adversely affect our business
Our gaming operations exist at the discretion of the states in which we conduct business, and are subject to extensive state and local regulation. These regulatory authorities have broad discretion and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. While we have obtained all governmental licenses, registrations, permits and approvals currently necessary for the operation of our gaming facilities, we cannot be certain that we will be able to obtain such renewals or approvals in the future, or that we will be able to obtain future approvals that would allow us to expand our gaming operations. The loss of a license in one jurisdiction could trigger the loss of a license or affect or eligibility for a license in another jurisdiction. Also, the gaming and other laws and regulations to which we are subject could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, in 2018, the U.S. Department of Justice (“DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (the “Wire Act”). The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity but a federal judge ordered in 2019 that the Wire Act applies only to wagers on a sporting event or contest. The DOJ is currently appealing this decision. Any such material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.
The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer Processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests.
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
The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us
The majority of our gaming revenue is attributable to slot, VLTs, and video poker machines operated by us at our casinos and wagering facilities, and there are a limited number of slot machine manufacturers servicing the gaming industry. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector. Recently, the prices of new machines have escalated faster than the rate of inflation and slot machine manufacturers have occasionally refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment, it could adversely affect our operations and profitability.
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
We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers
We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution. However, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
We own the following real property:
•100 acres at Churchill Downs and our auxiliary training facility at Derby City Gaming in Louisville, Kentucky
•Arlington International Race Course in Arlington Heights, Illinois
•Oxford Casino in Oxford, Maine
•Riverwalk Casino in Vicksburg, Mississippi
•Calder in Miami Gardens, Florida
•Fair Grounds Race Course, Fair Grounds Slots and VSI in New Orleans, Louisiana
•Ocean Downs Casino and Racetrack in Ocean City, Maryland
•Derby City Gaming in Louisville, Kentucky
•Presque Isle in Erie, Pennsylvania
•Oak Grove Racing and Gaming in Oak Grove, Kentucky
•Turfway Park in Florence, Kentucky
We lease the following real property:
•158 acres at Churchill Downs Racetrack in Louisville, Kentucky
•Harlow's Casino in Greenville, Mississippi - we lease the land on which the casino and hotel are located
•Lady Luck Nemacolin - we lease the building as part of the management agreement
•TwinSpires.com and Brisnet in Lexington, Kentucky
•United Tote in Louisville, Kentucky; San Diego, California; and Portland, Oregon
•Corporate and Online Wagering headquarters in Louisville, Kentucky
In 2002, as part of financing improvements to the Churchill Downs facility, we transferred title of the Churchill Downs facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
ITEM 3.LEGAL PROCEEDINGS
In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business.
Kater Class Action Suit
On April 17, 2015, a purported class action styled Cheryl Kater v. Churchill Downs Incorporated (the "Kater litigation") was filed in the United States District Court for the Western District of Washington (the "Washington District Court") alleging, among other claims, that the Company’s "Big Fish Casino" operated by the Company’s then-wholly owned mobile gaming subsidiary Big Fish Games, Inc. ("Big Fish Games") violated Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the slots, blackjack, poker, and roulette games offered through Big Fish Casino), and seeking, among other things, return of monies lost, reasonable attorney’s fees, treble damages, and injunctive relief. On November 19, 2015, the Washington District Court dismissed the case with prejudice and, on December 7, 2015, the plaintiff’s motion for reconsideration was denied. The plaintiff filed a notice of appeal on January 5, 2016 to the United States Court of Appeals for the Ninth Circuit.
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
The complaint was amended on March 20, 2019, to add Big Fish Games as a party and to assert claims on behalf of an additional plaintiff, Suzie Kelly. On May 10, 2019, the Company filed an answer as to the claims asserted by plaintiff Kater, and joined Big Fish Games in moving to compel arbitration as to all claims asserted by plaintiff Kelly. Big Fish Games also moved to compel arbitration against plaintiff Kater. On June 13, 2019, defendants moved to stay discovery pending resolution of the motion to compel arbitration. On August 21, 2019, the Washington District Court partially granted the motion and stayed discovery pending a ruling on the motions to compel arbitration against plaintiffs Kater and Kelly, except as to discovery requests plaintiff Kater served on the Company before amending the complaint. On September 12, 2019, the Washington District Court ordered that the case would be stayed entirely (except for the aforementioned discovery requests), pending the United States Court of Appeals for the Ninth Circuit’s ruling on arbitration issues raised in other cases which may be relevant to the arguments raised in the pending motions to compel arbitration.
After the case was stayed, a dispute arose regarding communication between Big Fish Games and its users related to revised terms of use. On November 19, 2019, the District Court granted plaintiffs' motion relating to the communications pursuant to Federal Rule of Civil Procedure 23(d), and on December 19, 2019, the District Court approved a revised communication proposed by defendants. Both parties have appealed issues related to the communication orders to the Ninth Circuit. On February 20, 2020, while the case was stayed, and before completing discovery and before resolution of motions to compel arbitration, plaintiffs filed a motion with the District Court to certify a class for injunctive relief only and for a preliminary injunction prohibiting the sale of virtual casino chips or coins or other virtual tokens or credits from within Washington or to individuals located in Washington. In accordance with the terms of the Stock Purchase Agreement, the Company is working closely with the Purchaser to vigorously defend this matter in both the Washington District Court and in any further appellate proceedings, and the Company believes that there are meritorious legal and factual defenses against the plaintiffs' allegations and requests for relief.
Thimmegowda Class Action Suit
On February 11, 2019, a purported class action styled Manasa Thimmegowda v. Big Fish Games, Purchaser, Aristocrat Leisure Limited, and the Company, was filed in the Washington District Court alleging, among other claims, that “Big Fish Casino,” which is operated by Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, and seeking, among other things, return of monies lost, reasonable attorney’s fees, injunctive relief, and treble and punitive damages. On May 10, 2019, all of the defendants moved to compel arbitration of the claims, and the Company, the Purchaser and Aristocrat Leisure Limited also moved to dismiss the action for lack of personal jurisdiction. On June 13, 2019, defendants moved to stay discovery pending resolution of those motions. On September 12, 2019, the Washington District Court ordered that the case would be stayed entirely, pending the United States Court of Appeals for the Ninth Circuit’s ruling on arbitration issues raised in other cases which may be relevant to the arguments raised in the pending motion to compel arbitration.
After the case was stayed, a dispute arose regarding communication between Big Fish Games and its users related to revised terms of use. On November 19, 2019, the District Court granted plaintiffs' motion relating to the communications pursuant to Federal Rule of Civil Procedure 23(d), and on December 19, 2019, the District Court approved a revised communication proposed by defendants. Both parties have appealed issues related to the communication orders to the Ninth Circuit. On February 20, 2020, while the case was stayed, and before completing discovery and before resolution of motions to compel arbitration, plaintiffs filed a motion with the District Court to certify a class for injunctive relief only and for a preliminary injunction prohibiting the sale of virtual casino chips or coins or other virtual tokens or credits from within Washington or to individuals located in Washington. The Company is working to vigorously defend this matter, and believes that there are meritorious legal and factual defenses against plaintiff’s allegations and requests for relief.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the KHRC (together with the Kentucky racetracks, the "Joint Petitioners") sought a declaration from the Franklin Circuit Court (the "Court") that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. (the "Family Foundation") intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Court to determine whether operation of historical racing machines that were licensed during the pendency of the litigation constitute pari-mutuel wagering. The Court held a trial during the week of January 8, 2018 to determine whether the games from one of the historical racing machine manufacturers (Encore/Exacta) are pari-mutuel, and the Court set a post-trial briefing schedule for the parties. Although the Court ordered, on August 24, 2017, that this pending litigation only directly involves the historical racing machine games presently in use, and any future historical racing machine games proposed by the Company would not be included in the pending case, the ruling could impact how we design our future games and could affect the underlying economics and technology of historical racing machines. On October 24, 2018, the Court ruled that the historical racing machines in question (Encore/Exacta) are a pari-mutuel system of wagering legally permitted under Kentucky law. In November 2018, the Family Foundation filed a notice of appeal and subsequently filed a motion to transfer the appeal directly to the Kentucky Supreme Court, which was granted in June 2019. The case is fully briefed and pending before the Kentucky Supreme Court.
Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al.
On January 4, 2019, Kentucky Downs, LLC and Kentucky Racing Acquisition, LLC (collectively, "Petitioners") filed a Petition for Review and Appeal of Approval of WKY Development, LLC License Application and Denial of Kentucky Downs, LLC License Application styled Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al. in the Franklin Circuit Court, Commonwealth of Kentucky. Petitioners are appealing the vote of the Kentucky Horse Racing Commission, which awarded WKY Development, LLC, our joint venture with Keeneland, a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky and denied Petitioners’ application for a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky. WKY Development, LLC is a joint venture owned 95% by the Company and 5% by Keeneland. On March 29, 2019, WKY Development, LLC filed an Answer to the Petition for Review and Appeal. A hearing on threshold legal issues is scheduled for February 27, 2020. The Company is vigorously defending this matter and believes that there are meritorious legal and factual defenses against Petitioners’ allegations and requests for relief.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final agreement and regulatory and court approval. If approved, the agreement will include a $2.8 million penalty, which has been accrued and is included in selling, general and administrative expense in our accompanying consolidated statement of comprehensive income for the year ended December 31, 2019, and accrued expense and other current liabilities in our accompanying consolidated balance sheet at December 31, 2019.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. ("Fair Grounds Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La.R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds Defendants filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. The plaintiffs appealed this decision to the District Court, which affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal of the District Court’s decision with the Louisiana Fourth Circuit Court of Appeals, which reversed the Louisiana Racing Commission’s ruling and remanded the matter to the Louisiana Racing Commission for further proceedings on June 13, 2018. The Louisiana Fourth Circuit Court of Appeals denied the Fair Grounds Defendants’ Motion for Rehearing on July 12, 2018 and the Louisiana Supreme Court denied the Fair Grounds Defendants’ Writ of Certiorari seeking review of that decision on November 14, 2018. The parties had previously attempted to mediate the matter in October 2018, but were unsuccessful. Thereafter, the parties resumed informal settlement discussions, and, as a result, the Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. A fairness hearing with the District Court relating to the terms of the settlement agreement is set for April 27, 2020. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that would allocate a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. If there are opt-out claims in excess of $50,000, the settlement will be voided, unless the parties agree to stipulate otherwise. The settlement agreement is subject to certain conditions, including court approval and the passage of certain legislation.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 10, 2020, there were approximately 2,520 shareholders of record. All share and per share amounts presented were retroactively adjusted to reflect the Stock Split for shareholders of record on January 11, 2019 and with an effective date of January 25, 2019. The Company's stock began trading at the split adjusted price on January 28, 2019.
Dividends
Since joining The Nasdaq Global Select Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $0.581 in December 2019, which was paid in January 2020, and we declared a dividend of $0.543 in December 2018, which was paid in January 2019.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
10/1/19-10/31/2019	80,303	$130.97	80,303	$189.5
11/1/19-11/30/2019	64,947	$127.28	64,820	181.2
12/1/19-12/31/2019	74,787	$134.92	46,637	175.0
Total	220,037	$131.22	191,760
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
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Common Stock compared to the Russell 2000 Index, S&P Midcap 400 Index, and the S&P 500 Index. We consider the Russell 2000 Index to be our most comparable peer group index. We added the S&P Midcap 400 Index as a comparison beginning in our Annual Report on Form 10-K for the year ended December 31, 2018. The S&P Midcap 400 Index includes the Company's results and also reflects companies which have a more comparable market capitalization than the S&P 500 Index.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Churchill Downs Incorporated	$100.00	$149.64	$160.49	$249.83	$263.49	$446.58
Russell 2000 Index	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
S&P Midcap 400 Index	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86

ITEM 6.SELECTED FINANCIAL DATA

	Years Ended December 31,
(In millions, except per common share data)	2019(a)(e)	2018(b)(e)(f)	2017(c)(e)(f)	2016(d)(e)(f)	2015(e)(f)
Operations:
Net revenue	$1,329.7	$1,009.0	$882.6	$822.4	$798.6
Operating income	215.7	188.8	145.7	172.5	126.3

Income from continuing operations, net of tax	139.6	182.6	122.4	96.7	70.8
(Loss) income from discontinued operations, net of tax	(2.4)	170.2	18.1	11.4	(5.6)
Net income attributable to CDI	137.5	352.8	140.5	108.1	65.2

Net income from continuing operations per common share:
Basic	$3.49	$4.42	$2.59	$1.94	$1.36
Diluted	$3.44	$4.39	$2.55	$1.92	$1.34

Balance sheet data at period end:
Total assets	$2,551.0	$1,725.2	$2,359.4	$2,254.4	$2,277.4
Total debt, net	1,473.9	884.3	1,129.2	921.7	781.8
Total liabilities	2,040.0	1,251.9	1,719.1	1,569.4	1,660.2
Shareholders’ equity	508.3	473.3	640.3	685.0	617.2
Shareholders’ equity per common share	$12.80	$11.72	$13.85	$13.85	$12.39

Other data:
Cash flows from operating activities	$289.6	$197.8	$215.1	$231.4	$264.5
Capital maintenance expenditures	48.3	29.6	33.3	30.9	31.1
Capital project expenditures	82.9	119.8	83.6	23.8	12.4
Dividends declared per common share	$0.581	$0.543	$0.507	$0.440	$0.383
Cash dividends paid	$22.2	$23.7	$21.5	$19.1	$17.4
Common stock repurchases	$93.0	$532.0	$179.5	$27.6	$138.1
The selected financial data presented above is subject to the following information:
(a)2019 includes:
–the results from the dates of acquisition through December 31, 2019 for Presque Isle, Lady Luck Nemacolin, Turfway Park, and the equity investment in Rivers Des Plaines; and
–$10.0 million accelerated amortization of the purchase and sale rights related to the Turfway Park Acquisition.
(b)2018 includes the $54.9 million pre-tax gain on the Ocean Downs/Saratoga Transaction and the consolidated results of Ocean Downs after August 31, 2018.
(c)2017 includes a $21.7 million impairment of tangible and intangible assets and a $20.7 million loss on extinguishment of debt. 2017 also includes a $57.7 million income tax benefit resulting primarily from the re-measurement of our net deferred tax liabilities as a result of the Tax Cuts and Jobs Acts ("Tax Act").
(d)2016 includes a $23.7 million gain on Calder land sale.
(e)Big Fish Games is accounted for as discontinued operations from the date of acquisition on December 16, 2014 through December 31, 2019 as a result of the Big Fish Transaction.
(f)All per share amounts presented were retroactively adjusted to reflect the Stock Split for shareholders of record on January 11, 2019 and with an effective date of January 25, 2019. CHDN stock began trading at the split adjusted price on January 28, 2019.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data. The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2019 as compared to 2018. Discussion regarding our financial condition and results of operations for 2018 as compared to 2017 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.
Our Business
We are an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate Derby City Gaming, a historical racing machine ("HRM") facility in Louisville, Kentucky. We also own and operate the largest online horse racing wagering platform in the U.S., TwinSpires.com, and we operate sports betting and iGaming through our BetAmerica platform in multiple states. We are also a leader in brick-and-mortar casino gaming with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games in eight states. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Segments
During the first quarter of 2019, we realigned our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. For additional information, refer to Note 20 to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For financial reporting purposes, we aggregate our operating segments into three reportable segments as follows:
•Churchill Downs
The Churchill Downs segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and Derby City Gaming.
Churchill Downs Racetrack is the home of The Kentucky Derby and conducts live racing during the year. Derby City Gaming is an HRM facility that operates under the Churchill Downs pari-mutuel racing license at its auxiliary training facility in Louisville, Kentucky.
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
•Online Wagering
The Online Wagering segment includes the revenue and expenses for our TwinSpires business ("TwinSpires") and our online sports betting and iGaming business.
TwinSpires operates our online horse racing wagering business on TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers ("Velocity"); and provides the Bloodstock Research Information Services ("BRIS") platform for horse racing statistical data.
Our sports betting and iGaming business operates the BetAmerica sports betting and casino iGaming platform in multiple states, including Mississippi, New Jersey, Indiana, Pennsylvania, and Arkansas. The mobile and online BetAmerica sports betting and casino iGaming results are included in the Online Wagering segment and the retail operations are included in the Gaming segment.
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
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington International Race Course ("Arlington")
•United Tote
•Oak Grove Racing and Gaming ("Oak Grove")
•Turfway Park
•Corporate
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in the accompanying consolidated statements of comprehensive income. The prior year results were reclassified to conform to this presentation.
Effective January 1, 2019, the Company does not allocate corporate and other related expenses to our segments in the accompanying consolidated statements of comprehensive income. The prior year results in the accompanying consolidated statements of comprehensive income were reclassified to conform to this presentation.
Key 2019 Transactions
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
For additional information on the Presque Isle Transaction and the Lady Luck Nemacolin Transactions, refer to Note 3 to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Acquisition of Certain Ownership Interests of Rivers Des Plaines
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming, the parent company of Rivers Des Plaines, to acquire approximately 42% of Midwest Gaming from affiliates and co-investors of Clairvest Group Inc. ("Clairvest") and members of High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, and Casino Investors, LLC ("Casino Investors") for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments (the "Sale Transaction"). Following the closing of the Sale Transaction, the parties completed a recapitalization transaction on March 6, 2019 (the "Recapitalization"), pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36.0% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.

For additional information on the Sale Transaction and Recapitalization, refer to Item 8. Financial Statements and Supplementary Data.
Turfway Park Acquisition
The Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International ("Hard Rock") on October 9, 2019 for total consideration of $46 million in cash ("Turfway Park Acquisition"). Turfway Park is located on 197 acres in Florence, Kentucky. The Company has announced plans and has begun to invest up to $150.0 million (including the Turfway Park Acquisition total consideration of $46.0 million) in a state-of-the-art live and historical thoroughbred racing facility at Turfway Park.
Of the $46.0 million total consideration, $36.0 million, less $0.9 million of working capital and purchase price adjustments, was accounted for as a business combination. The remaining $10.0 million was paid to Hard Rock for the assignment of the purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and was amortized through expense in the fourth quarter of 2019. Refer to Item 8. Financial Statements and Supplementary Data, for additional information on the Turfway Park Acquisition.
Stock Split
On January 25, 2019, the Company distributed the additional shares resulting from a previously announced three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data have been retroactively adjusted for prior periods to reflect the effects of the Stock Split.
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
Business Highlights
In 2019, we delivered another year of strong performance while beginning the execution of a number of organic investments that we believe will provide long-term sustainable value creation.
•We delivered strong growth in net revenue and net income, operating income, and Adjusted EBITDA in 2019.
–Net revenue was $1.3 billion, up $320.7 million, or 31.8%;
–Operating income was $215.7 million, up $26.9 million, or 14.2%; and
–Adjusted EBITDA was $451.4 million, up $122.6 million, or 37.3%.
•Churchill Downs Segment:
–Derby Week generated an incremental $5.4 million of Adjusted EBITDA in 2019 and set all-time wagering records from all sources handle on the Kentucky Oaks Day, the Kentucky Derby Day, and the Kentucky Derby Race. In October 2019, we announced plans to invest $300.0 million to build a hotel and HRM facility and permanent stadium seating.
–Derby City Gaming outperformed expectations for 2019, contributing significant increases in both revenue and Adjusted EBITDA.
•Online Wagering Segment:
–TwinSpires handle grew to $1.5 billion, up 4.8% compared to 2018 as we outpaced the industry growth by 6.8 percentage points.
–We launched our online sports betting and iGaming operations in New Jersey in the first quarter of 2019 and in Pennsylvania and Indiana in the fourth quarter of 2019.
•Gaming Segment:
–Our wholly-owned Gaming properties delivered strong organic growth from successful marketing and promotional activities, and we were able to successfully integrate our Presque Isle and Lady Luck Nemacolin transactions during 2019.
–In March 2019, we closed on our 61.3% equity investment in Rivers Des Plaines which contributed strong Adjusted EBITDA results for the year. Rivers Des Plaines is well positioned to grow as a result of an expanded gaming bill in Illinois. Rivers Des Plaines has opened a new sports bar, received approval to become the first land-based casino in Illinois, is in process of building a parking garage, and is adding 800 additional positions. MVG announced a $100 million investment in a hotel that will open by the third quarter of 2021. Both of these investments are positioned well to provide strong growth in the coming years.
As we look to 2020 and beyond, we remain committed to delivering strong financial results and long-term sustainable growth for our shareholders. We have strong cash flow and a solid balance sheet that supports organic growth as well as other strategic acquisitions and organic investment opportunities that we believe will create long-term value for our shareholders.
Our Operations
We manage our operations through three reportable segments: Churchill Downs, Online Wagering, and Gaming.
Refer to Part I, Item 1. Business, of this Annual Report on Form 10-K for more information on our segments and a description of our competition and government regulations and potential legislative changes that affect our business.

Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,		Change
(in millions)	2019	2018
Net revenue	$1,329.7	$1,009.0	$320.7
Operating income	215.7	188.8	26.9
Operating income margin	16.2%	18.7%
Net income from continuing operations	139.6	182.6	(43.0)
Net income attributable to Churchill Downs Incorporated	137.5	352.8	(215.3)
Adjusted EBITDA	451.4	328.8	122.6

Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018
•Net revenue increased $320.7 million driven by a $242.9 million increase from the Gaming segment primarily due to the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, as well as growth at our other gaming properties, a $78.4 million increase from Churchill Downs primarily due to Derby City Gaming's continued growth and a full year of results compared to the prior year with the September 2018 opening, and a $0.3 million increase in our Online Wagering segment. Partially offsetting these increases was a $0.9 million decrease in All Other, primarily related to a decrease in handle at Arlington.
•Operating income increased $26.9 million due to a $45.8 million increase from Gaming primarily driven by the increase in net revenue; a $30.9 million increase from Churchill Downs primarily due to Derby City Gaming's continued growth and a full year of results compared to the prior year with the September 2018 opening; and a $5.0 million decrease in transaction expense, net. Partially offsetting these increases were a $31.4 million increase in selling, general and administrative expenses driven by the Presque Isle, Lady Luck Nemacolin and Ocean Downs/Saratoga Transactions, and a full year of results for Derby City Gaming compared to the prior year with the September 2018 opening, as well as an increase in stock-based compensation; a $14.0 million decrease in All Other primarily due to an increase in salaries and related benefits at the corporate level and a decrease in handle and lower attendance at Arlington; and a $9.4 million decrease primarily from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend.
•Net income from continuing operations decreased $43.0 million. The following items impacted comparability of the Company's year ended December 31, 2019 net income from continuing operations: a $42.3 million after-tax gain on the Ocean Downs/Saratoga Transaction in 2018 which did not recur in 2019; a $9.3 million after-tax impact of our equity portion of Midwest Gaming's non-cash change in fair value related to interest rate swaps in 2019; an $8.3 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities based on an increase in revenue related to states with higher tax rates compared to the prior year period; a $7.5 million after-tax impact for the accelerated amortization of the purchase and sale agreement rights related to the Turfway Park Acquisition in 2019; a $3.5 million after-tax impact of our equity portion of Midwest Gaming's recapitalization and transaction costs in 2019; and a $3.4 million after-tax increase in expenses due to legal reserves in 2019 compared to 2018. Partially offsetting these increases was a $3.0 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net income from continuing operations increased $28.3 million primarily due to a $55.8 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $22.1 million after-tax increase in interest expense associated with higher outstanding debt balances and a $5.4 million tax expense related to a higher effective tax rate compared to the prior year period due to an increase in income attributable to states with higher tax rates.
•Our net income attributable to Churchill Downs Incorporated decreased $215.3 million due to a $43.0 million decrease in net income from continuing operations discussed above and a $172.6 million decrease in net income from discontinued operations driven by the after-tax gain on the sale of Big Fish Games in January 2018, partially offset by a $0.3 million decrease from our net loss attributable to our noncontrolling interest.
•Our Adjusted EBITDA increased $122.6 million driven by a $106.9 million increase from the Gaming segment primarily due to the Presque Isle, Midwest Gaming, and Ocean Downs/Saratoga Transactions, as well as strong performances of our wholly-owned Gaming properties and our equity investment in MVG, and a $35.3 million increase from the Churchill Downs segment primarily due to Derby City Gaming's continued growth and a full year of results compared to the prior year with the September 2018 opening. Partially offsetting these increases were a $12.7 million decrease from the Online Wagering segment for costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend, and a $6.9 million decrease from All Other mainly due to increased salaries and related benefits at the corporate level and a decrease in handle at Arlington.
Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Years Ended December 31,		Change
(in millions)	2019	2018
Churchill Downs:
Churchill Downs Racetrack	$202.8	$193.7	$9.1
Derby City Gaming	86.6	14.8	71.8
Total Churchill Downs	289.4	208.5	80.9
Online Wagering:
Twin Spires	291.0	291.5	(0.5)
Online Sports Betting and iGaming	0.6	—	0.6
Total Online Wagering	291.6	291.5	0.1
Gaming:
Presque Isle	139.0	—	139.0
Fair Grounds Slots and VSI	124.8	119.3	5.5
Oxford	101.7	102.0	(0.3)
Calder	99.9	98.7	1.2
Ocean Downs	85.9	25.9	60.0
Riverwalk	58.9	54.5	4.4
Harlow's	55.3	50.2	5.1
Lady Luck Nemacolin	29.3	—	29.3
Saratoga	—	0.6	(0.6)
Total Gaming	694.8	451.2	243.6
All Other	84.2	84.7	(0.5)
Eliminations	(30.3)	(26.9)	(3.4)
Net Revenue	$1,329.7	$1,009.0	$320.7
Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018
•Churchill Downs revenue increased $80.9 million primarily due to a $71.8 million increase from a full year of results at Derby City Gaming due to the September 2018 opening and a $9.1 million increase at Churchill Downs Racetrack primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.
•Online Wagering revenue increased $0.1 million from the prior year. TwinSpires revenue decreased $0.5 million from the prior year primarily due to the exit of certain existing high volume with low margin customers in the Velocity group within TwinSpires net revenue. TwinSpires handle, which does not include handle from customers in the Velocity group, grew 4.8% during 2019 compared to the prior year and compared favorably to a 2.0% decrease in U.S. thoroughbred industry handle. Active players increased 16.8% for the year compared to the prior year while net revenue per active player declined 14.2%. Our online sports betting and iGaming net revenues increased $0.6 million due to the launch in New Jersey in the first quarter of 2019 and Pennsylvania and Indiana in the fourth quarter of 2019.
•Gaming revenue increased $243.6 million driven by a $139.0 million increase due to the Presque Isle Transaction, a $60.0 million increase due a full year of results in 2019 from the Ocean Downs/Saratoga Transaction, a $29.3 million increase due to the Lady Luck Nemacolin Transaction, a $9.5 million increase from our Mississippi properties primarily due to higher attendance driven by our retail BetAmerica Sportsbooks which opened in August 2018, a $5.5 million increase at Fair Grounds and VSI primarily due to two additional off-track betting and video poker facilities and successful marketing and promotional activities, and a $1.2 million increase from Calder, primarily due to successful marketing and promotional activities. Partially offsetting these increases were $0.9 million decrease from other sources.
•All Other revenue decreased $0.5 million primarily due to a decrease in handle at Arlington.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,		Change
(in millions)	2019	2018

Taxes and purses	$369.7	$226.7	$143.0
Salaries and benefits	171.2	127.5	43.7
Content expense	139.6	142.1	(2.5)
Selling, general and administrative expense	122.0	90.6	31.4
Depreciation and amortization	96.4	63.6	32.8
Marketing and advertising expense	41.8	28.8	13.0
Transaction expense, net	5.3	10.3	(5.0)
Other operating expense	168.0	130.6	37.4
Total expense	$1,114.0	$820.2	$293.8
Percent of revenue	84%	81%
Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $143.0 million driven by the Presque Isle, Ocean Downs/Saratoga, and Lady Luck Nemacolin Transactions, a full year of operations at Derby City Gaming due to the September 2018 opening, an increase in purse amounts at Churchill Downs Racetrack, the Turfway Park Acquisition, and the first racing meet at Oak Grove during the fourth quarter of 2019.
•Salaries and benefits expense increased $43.7 million driven by the Presque Isle, Ocean Downs/Saratoga, and Lady Luck Nemacolin Transactions, a full year operations at Derby City Gaming due to the September 2018 opening, an increase at Churchill Downs Racetrack consistent with the growth in revenue and Adjusted EBITDA, and an increase with our online sports betting and iGaming business due to the launches in New Jersey, Pennsylvania, and Indiana during 2019.
•Content expense decreased $2.5 million primarily due to a decrease in certain host fees.
•Selling, general and administrative expense increased $31.4 million primarily from an increase in salaries and related benefits, stock-based compensation, legal reserves, and legal and professional fees.
•Depreciation and amortization expense increased $32.8 million primarily driven by the amortization of the assignment of the purchase and sale agreement rights associated with the Turfway Park Acquisition, the Presque Isle Transaction, a full year operations at Derby City Gaming due to the September 2018 opening, the Ocean Downs/Saratoga Transaction, and capital expenditures placed into service for Churchill Downs Racetrack.
•Marketing and advertising expense increased $13.0 million primarily due to our online sports betting and iGaming operations, the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, and a full year of operations at Derby City Gaming due to the September 2018 opening.
•Transaction expense, net decreased $5.0 million primarily due to increased expenses associated with announced transactions in 2018 that did not recur in 2019.
•Other operating expense includes maintenance, utilities, food and beverage costs, property taxes and insurance and other operating expenses. Other operating expense increased $37.4 million primarily driven by the Presque Isle, Lady Luck Nemacolin, and Ocean Downs/Saratoga Transactions, a full year of operations at Derby City Gaming due to the September 2018 opening, our online sports betting and iGaming operations, and the Turfway Park Acquisition.

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

	Year Ended December 31,		Change
(in millions)	2019	2018
Churchill Downs	$137.7	$102.4	$35.3
Online Wagering	66.3	79.0	(12.7)
Gaming	280.9	174.0	106.9
Total segment Adjusted EBITDA	484.9	355.4	129.5
All Other	(33.5)	(26.6)	(6.9)
Total Adjusted EBITDA	$451.4	$328.8	$122.6
Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018
•Churchill Downs Adjusted EBITDA increased $35.3 million due to a $32.9 million increase from Derby City Gaming's continued growth and a full year of results compared to the prior year with the September 2018 opening and a $2.4 million increase at Churchill Downs Racetrack, primarily due to a successful Kentucky Derby and Oaks week driven by increased ticket sales for reserved seating, sponsorship growth, and record handle.
•Online Wagering Adjusted EBITDA decreased $12.7 million driven by a $12.1 million decrease due to costs associated with the continued build-out of our online sports betting and iGaming operations and increased marketing spend. TwinSpires Adjusted EBITDA decreased $0.6 million primarily due the decrease in net revenue.
•Gaming Adjusted EBITDA increased $106.9 million driven by a $94.3 million increase from our equity investment in Midwest Gaming and the Presque Isle and Lady Luck Nemacolin Transactions; a $4.9 million increase from our Mississippi properties primarily due to higher attendance driven by the opening of our retail BetAmerica Sportsbooks; a $3.7 million increase from our equity investment at MVG; a $2.7 million increase from Ocean Downs due to the acquisition of the remaining 37.5% of Ocean Downs partially offset by the liquidation of our equity investments in Saratoga as a result of the Ocean Downs/Saratoga Transaction; and a $2.7 million increase from Fair Grounds and VSI primarily due to two additional off-track betting facilities ("OTBs") and video poker facilities and successful marketing and promotional activities. Partially offsetting these increases were a $1.4 million decrease at Calder associated with the May 2019 opening of the jai alai operation and favorable insurance reserve adjustments in the prior year that did not recur in 2019.
•All Other Adjusted EBITDA decreased $6.9 million primarily from a $4.2 million increase in salaries and related benefits at the corporate level, a $2.0 million decrease at Arlington due to decreased handle and lower attendance primarily related to inclement weather, a $1.6 million decrease from our initial operations due to the first live racing meet at Oak Grove in the fourth quarter of 2019, and a $0.5 million decrease as a result of the Turfway Park Acquisition. Partially offsetting these decreases was a $1.4 million increase from United Tote primarily due to increased equipment sales and higher totalisator fees from new customers.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Years Ended December 31,		Change
(in millions)	2019	2018
Comprehensive income attributable to CDI	$137.5	$353.2	$(215.7)
Foreign currency translation, net of tax	—	(0.6)	0.6
Change in pension benefits, net of tax	—	0.2	(0.2)
Net income attributable to CDI	137.5	352.8	(215.3)
Net loss attributable to noncontrolling interest	0.3	—	0.3
Net income before noncontrolling interest	137.2	352.8	(215.6)
Loss (income) from discontinued operations, net of tax	2.4	(170.2)	172.6
Income from continuing operations, net of tax	139.6	182.6	(43.0)
Additions:
Depreciation and amortization	96.4	63.6	32.8
Interest expense	70.9	40.1	30.8
Loss on extinguishment of debt	—	—	—
Income tax provision (benefit)	56.8	51.3	5.5
EBITDA	$363.7	$337.6	$26.1

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$23.8	$17.7	$6.1
Legal reserves	3.6	—	3.6
Other, net	0.4	(0.6)	1.0
Pre-opening expense	5.1	4.8	0.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	32.6	13.9	18.7
Changes in fair value of Midwest Gaming's interest rate swaps	12.4	—	12.4
Midwest Gaming's recapitalization and transactions costs	4.7	—	4.7
Other charges and recoveries, net	(0.2)	—	(0.2)
Gain on Ocean Downs/Saratoga transaction	—	(54.9)	54.9
Transaction expense, net	5.3	10.3	(5.0)
Total adjustments to EBITDA	87.7	(8.8)	96.5
Adjusted EBITDA	$451.4	$328.8	$122.6

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
(in millions)	2019	2018
Total assets	$2,551.0	$1,725.2	$825.8
Total liabilities	2,040.0	1,251.9	788.1
Total shareholders’ equity	511.0	473.3	37.7
•Total assets increased $825.8 million driven by a $526.4 million increase in investment in and advances to unconsolidated affiliates due to our equity investment in Midwest Gaming; a $179.8 million increase in property and equipment, net due to the Presque Isle Transaction, the construction of Oak Grove, and the implementation of the new leasing standard; a $105.8 million increase in other intangibles and a $29.1 million increase in goodwill both of which were due to the Presque Isle Transaction and Turfway Park Acquisition; an $8.5 million increase in accounts receivable driven by Churchill Downs Racetrack and the Presque Isle Transaction; and a $13.3 million increase in all other assets. Partially offsetting these increases was a $37.1 million decrease in cash and cash equivalents primarily due to our equity investment in Midwest Gaming, the Presque Isle Transaction, and the Turfway Park Acquisition.
•Total liabilities increased $788.1 million driven by a $592.9 million increase in notes payable, net of debt issuance costs due to the issuance of the 2027 Senior Notes (as defined below); a $134.6 increase in deferred income taxes primarily due to our equity investment in Midwest Gaming; a $38.2 million increase in accrued expense and other current liabilities primarily driven by the Presque Isle Transaction, the construction of Oak Grove, and an increase in interest payable due to the increase in outstanding debt; and a $23.7 million increase in other liabilities primarily as a result of the implementation of the new leasing standard. Partially offsetting these increases was a $1.3 million decrease in all other liabilities.
•Total shareholders’ equity increased $37.7 million driven by $137.5 million current year net income attributable to Churchill Downs Incorporated and a $23.8 million increase resulting from stock-based compensation. Partially offsetting these increases were $93.0 million in repurchases of common stock, $23.4 million from our annual dividend declared in December 2019, and a $7.2 million decrease in other equity components.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,		Change
(in millions)	2019	2018
Cash Flows from:
Operating activities	$289.6	$197.8	$91.8
Investing activities	(781.2)	824.1	(1,605.3)
Financing activities	460.8	(933.3)	1,394.1
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
Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018
•Cash provided by operating activities increased $91.8 million driven by a $59.7 million increase in operating income net of depreciation and amortization related to continuing operations, a $25.1 million decrease in cash taxes paid, an $18.3 million increase in distributed earnings from equity investments primarily related to Midwest Gaming, and a $19.3 million increase from all other operating activities. Partially offsetting this increase was a $30.6 million increase in cash paid for interest as a result of higher outstanding debt balances. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash used in investing activities increased $1,605.3 million driven by a $970.7 million decrease in cash proceeds as a result of the Big Fish Transaction occurring in 2018, a $410.1 million increase in cash used for the equity investment in Midwest Gaming, a $219.7 million increase in cash used to complete the Presque Isle Transaction and the Turfway Park Acquisition, and a $32.1 million increase in the use of funds for other intangible assets. Partially offsetting these increases was an $18.2 million decrease in capital project expenditures and $9.1 million decrease in funds used in other investing activities.
•Cash provided by financing activities increased $1,394.1 million driven by a $842.0 million increase in net borrowings under our long-term debt obligations primarily related to the issuance of our 2027 Senior Notes and acquisition of businesses, a $436.4 million decrease in share repurchases primarily related to the Dutch Auction repurchase in 2018, a $58.2 million decrease in Big Fish Games earnout and deferred payments from 2018 that did not recur in 2019, a $54.7 million decrease related to the repayment of the Ocean Downs debt in 2018 that did not recur in 2019, and a $2.8 million decrease from other financing activities.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		Change
(in millions)	2019	2018
Term Loan B due 2024	$392.0	$396.0	$(4.0)
2027 Senior Notes	600.0	—	600.0
2028 Senior Notes	500.0	500.0	—
Total Debt	1,492.0	896.0	596.0
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	1,488.0	892.0	596.0
Issuance cost and fees	(18.1)	(11.7)	(6.4)
Net debt	$1,469.9	$880.3	$589.6

2017 Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (the "2017 Credit Agreement") with a syndicate of lenders. The 2017 Credit Agreement replaced our 2014 senior secured credit agreement (the "2014 Credit Agreement"). The 2017 Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2022 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. We had $694.4 million of available borrowing capacity, after consideration of $5.6 million in outstanding letters of credit, under the Revolver as of December 31, 2019. The 2017 Credit Amendment is secured by substantially all wholly-owned assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's consolidated total net leverage ratio and the Term Loan B bears interest at LIBOR plus 200 basis points.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and the maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at December 31, 2019. At December 31, 2019, the financial ratios under our 2017 Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	5.6 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.6 to 1.0	< 4.0 to 1.0

The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended December 31, 2019, the Company's commitment fee rate was 0.30%.
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
The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2027 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount of the 2027 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture. In addition, at any time prior to April 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price equal to 105.50% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2027 Senior Notes, the Company and the 2027 Guarantors entered into a Registration Rights Agreement to register any 2027 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 25, 2019.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the 2028 Senior Notes and the 2017 Credit Agreement to repay the remaining outstanding amount of our $600.0 million 5.375% Senior Unsecured Notes that were scheduled to mature on December 15, 2021. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2028 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date the Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. In addition, at any time prior to January 15, 2021, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price equal to 104.75% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2028 Senior Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.

Contractual Obligations
Our commitments to make future payments as of December 31, 2019, are estimated as follows:

(in millions)	2020	2021-2022	2023-2024	Thereafter	Total
Dividends	$23.5	$—	$—	$—	$23.5
Term Loan B	4.0	8.0	380.0	—	392.0
Interest on Term Loan B (1)	15.1	29.6	28.9	—	73.6
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	33.0	66.0	66.0	82.5	247.5
Interest on 2028 Senior Notes	23.8	47.5	47.5	83.1	201.9
Operating leases	5.6	9.1	6.7	8.3	29.7
Total	$105.0	$160.2	$529.1	$1,273.9	$2,068.2
(1) Interest includes the estimated contractual payments under our 2017 Credit Facility assuming no change in the weighted average borrowing rate of 3.80%, which was the rate in place as of December 31, 2019.
As of December 31, 2019, we had approximately $1.8 million of unrecognized tax benefits.
Critical Accounting Policies and Estimates
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 2 to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Our critical accounting estimates relate to goodwill and certain indefinite-lived intangible assets.
Goodwill and certain indefinite-lived intangible assets
Acquisition of certain identifiable indefinite-lived intangible assets
In conjunction with the acquisition of a business, the Company records identifiable indefinite-lived intangible assets acquired at their respective fair values as of the date of acquisition. Our indefinite-lived intangible assets primarily consist of gaming rights and trademarks. Gaming rights and trademarks are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trademarks indefinitely, and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions.
We use various valuation methods to determine initial fair value of our indefinite-lived intangible assets, including the Greenfield method and relief-from-royalty method of the income approach, all of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The use of these valuation methods requires us to make significant estimates and assumptions about future revenue and operating expenses, expected start-up costs, royalty rate and the discount rate. The fair values of gaming rights are generally determined using the Greenfield method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs of the acquired business, and the discount rate are the primary assumptions and estimates used in these valuations. The fair values of trademarks are generally determined using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the trademarks. The estimated future revenue, royalty rate, and the discount rate are the primary assumptions and estimates used in these valuations. The discount rates used to discount expected future cash flows to present value are generally derived from the weighted average cost of capital analysis and adjusted for the size and/or risk of the asset.

Assessments of goodwill and indefinite-lived intangible assets
We perform our annual review for impairment of goodwill and indefinite-lived intangible assets on April 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not the asset is impaired. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability.
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step quantitative impairment test. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require significant judgments and estimates, and application of alternative assumptions could produce materially different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values, and fair values of our reporting units and assets. The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions. If any of these factors were to materially change, such change may require a reevaluation of our goodwill. Changes in estimates or the application of alternative assumptions could produce significantly different results.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At December 31, 2019, we had $392.0 million outstanding under our 2017 Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $2.8 million. As was announced in July 2017, LIBOR is anticipated to be phased out by the end of 2021. We are unable to predict the use of alternative reference rates and corresponding interest rate risk at this time.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,

(in millions, except per common share data)	2019	2018	2017
Net revenue:
Churchill Downs	$274.2	$195.8	$161.3
Online Wagering	290.5	290.2	255.6
Gaming	692.4	449.5	389.3
All Other	72.6	73.5	76.4
Total net revenue	1,329.7	1,009.0	882.6
Operating expense:
Churchill Downs	163.8	116.3	89.5
Online Wagering	205.8	196.1	170.2
Gaming	528.1	331.0	293.8
All Other	89.0	75.9	75.9
Selling, general and administrative expense	122.0	90.6	83.5
Impairment of tangible and other intangible assets	—	—	21.7
Transaction expense, net	5.3	10.3	2.3
Total operating expense	1,114.0	820.2	736.9
Operating income	215.7	188.8	145.7
Other income (expense):
Interest expense, net	(70.9)	(40.1)	(49.3)
Loss on extinguishment of debt	—	—	(20.7)
Equity in income of unconsolidated investments	50.6	29.6	25.5
Gain on Ocean Downs/Saratoga transaction	—	54.9	—
Miscellaneous, net	1.0	0.7	1.3
Total other (expense) income	(19.3)	45.1	(43.2)
Income from continuing operations before provision for income taxes	196.4	233.9	102.5
Income tax (provision) benefit	(56.8)	(51.3)	19.9
Income from continuing operations, net of tax	139.6	182.6	122.4
(Loss) income from discontinued operations, net of tax	(2.4)	170.2	18.1
Net income	137.2	352.8	140.5
Net loss attributable to noncontrolling interest	(0.3)	—	—
Net income attributable to Churchill Downs Incorporated	$137.5	$352.8	$140.5

Net income (loss) per common share data - basic:
Continuing operations	$3.49	$4.42	$2.59
Discontinued operations	$(0.06)	$4.12	$0.38
Net income per common share - basic	$3.43	$8.54	$2.97

Net income (loss) per common share data - diluted:
Continuing operations	$3.44	$4.39	$2.55
Discontinued operations	$(0.06)	$4.09	$0.37
Net income per common share - diluted	$3.38	$8.48	$2.92

Weighted average shares outstanding:
Basic	40.1	41.3	47.2
Diluted	40.6	41.6	48.0

Other comprehensive income (loss):
Foreign currency translation, net of tax	$—	$0.6	$(0.1)
Change in pension benefits, net of tax	—	(0.2)	—
Other comprehensive income (loss)	—	0.4	(0.1)
Comprehensive income attributable to Churchill Downs Incorporated	$137.5	$353.2	$140.4
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$96.2	$133.3
Restricted cash	46.3	40.0
Accounts receivable, net of allowance for doubtful accounts of $4.4 in 2019 and $4.0 in 2018	37.3	28.8
Income taxes receivable	14.5	17.0
Other current assets	26.9	22.4
Total current assets	221.2	241.5
Property and equipment, net	937.3	757.5
Investment in and advances to unconsolidated affiliates	634.5	108.1
Goodwill	367.1	338.0
Other intangible assets, net	369.8	264.0
Other assets	21.1	16.1
Total assets	$2,551.0	$1,725.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57.8	$47.0
Accrued expenses and other current liabilities	173.4	135.2
Current deferred revenue	42.5	47.9
Current maturities of long-term debt	4.0	4.0
Dividends payable	23.5	22.5
Total current liabilities	301.2	256.6
Long-term debt (net of current maturities and loan origination fees of $4.0 in 2019 and $4.7 in 2018)	384.0	387.3
Notes payable (net of debt issuance costs of $14.1 in 2019 and $7.0 in 2018)	1,085.9	493.0
Non-current deferred revenue	16.7	21.1
Deferred income taxes	212.8	78.2
Other liabilities	39.4	15.7
Total liabilities	2,040.0	1,251.9
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 39.7 shares issued and outstanding in 2019 and 40.4 in 2018	—	—
Retained earnings	509.2	474.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total Churchill Downs Incorporated shareholders' equity	508.3	473.3
Noncontrolling interest	2.7	—
Total shareholders' equity	511.0	473.3
Total liabilities and shareholders' equity	$2,551.0	$1,725.2
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2019, 2018 and 2017

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2016	49.5	$116.5	$569.7	$(1.2)	$—	$685.0
Net income			140.5			140.5
Issuance of common stock	0.1	2.1				2.1
Repurchase of common stock	(3.4)	(138.4)	(42.5)			(180.9)
Taxes paid related to net share settlement of stock awards	(0.2)		(10.0)			(10.0)
Issuance of restricted stock awards, net of forfeitures	0.2	—				—
Stock-based compensation		27.1				27.1
Cash dividends $0.507 per share)			(23.4)			(23.4)
Foreign currency translation adjustment, net of $(0.1) tax				(0.1)		(0.1)
Balance, December 31, 2017	46.2	7.3	634.3	(1.3)	—	640.3
Net income			352.8			352.8
Issuance of common stock	0.3	1.5				1.5
Repurchase of common stock	(6.1)	(29.9)	(504.0)			(533.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(15.6)			(15.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		21.1				21.1
Adoption of ASC 606			29.7			29.7
Cash dividends ($0.543 per share)			(23.0)			(23.0)
Foreign currency translation, net of $(0.1) tax				0.6		0.6
Change in pension benefits, net of $(0.1) tax				(0.2)		(0.2)
Balance, December 31, 2018	40.4	—	474.2	(0.9)	—	473.3
Net income			137.5		(0.3)	137.2
Contributions from noncontrolling interest					3.0	3.0
Issuance of common stock	0.2	1.9				1.9
Repurchase of common stock	(0.9)	(25.7)	(67.3)			(93.0)
Taxes paid related to net share settlement of stock awards	(0.1)		(11.5)			(11.5)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		23.8				23.8
Adoption of ASC 842			(0.3)			(0.3)
Cash dividends ($0.581 per share)			(23.4)			(23.4)
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31,

(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$137.2	$352.8	$140.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.4	63.6	97.1
Equity in income of unconsolidated affiliates	(50.6)	(29.6)	(25.5)
Distributions from unconsolidated affiliates	38.1	19.8	18.0
Stock-based compensation	23.8	21.1	27.1
Deferred income taxes	31.5	36.5	(65.0)
Amortization of operating lease assets	4.6	—	—
Loss on impairment of assets	—	—	21.7
Loss on extinguishment of debt	—	—	20.7
Gain on Ocean Downs/Saratoga transaction	—	(54.9)	—
Gain on sale of Big Fish Games	—	(219.5)	—
Game software development amortization	—	0.4	17.5
Other	2.8	(1.6)	(0.6)
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Game software development	—	(0.3)	(22.1)
Income taxes	2.5	13.8	(27.4)
Deferred revenue	(9.3)	(10.3)	17.2
Other assets and liabilities	12.6	6.0	(4.1)
Net cash provided by operating activities	289.6	197.8	215.1
Cash flows from investing activities:
Capital maintenance expenditures	(48.3)	(29.6)	(33.3)
Capital project expenditures	(82.9)	(119.8)	(83.6)
Acquisition of businesses, net of cash acquired	(206.6)	13.1	(24.2)
Investments in and advances to unconsolidated affiliates	(410.1)	—	(24.0)
Acquisition of other intangible assets	(32.1)	—	—
Proceeds from sale of Big Fish Games	—	970.7	—
Receivable from escrow	—	—	13.6
Other	(1.2)	(10.3)	(2.1)
Net cash (used in) provided by investing activities	(781.2)	824.1	(153.6)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,236.3	135.0	2,050.4
Repayments of borrowings under long-term debt obligations	(640.3)	(381.0)	(1,835.8)
Payment of dividends	(22.2)	(23.7)	(21.5)
Repurchase of common stock	(95.0)	(531.4)	(180.9)
Taxes paid related to net share settlement of stock awards	(11.5)	(15.6)	(10.0)
Repayment of Ocean Downs debt	—	(54.7)	—
Big Fish Games earnout and deferred payments	—	(58.2)	(31.8)
Call premium on 2021 Senior Notes	—	—	(16.1)
Debt issuance costs	(8.9)	(0.8)	(14.4)
Other	2.4	(2.9)	0.6
Net cash provided by (used in) financing activities	460.8	(933.3)	(59.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30.8)	88.6	2.0
Effect of exchange rate changes on cash	—	(0.8)	0.5
Cash, cash equivalents and restricted cash, beginning of year	173.3	85.5	83.0
Cash, cash equivalents and restricted cash, end of year	$142.5	$173.3	$85.5

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61.7	$31.1	$47.5
Income taxes	23.5	48.6	75.9

Schedule of non-cash investing and financing activities:
Dividends payable	$23.5	$22.5	$23.7
Deferred tax liability assumed from equity investment	103.2	—	—
Property and equipment additions included in accounts payable and accrued expense and other current liabilities	12.4	6.6	9.6
Repurchase of common stock in payment of income taxes on stock-based compensation included in accrued expense and other current liabilities	3.9	2.5	1.3
Repurchase of common stock included in accrued expense and other current liabilities	0.5	2.5	—
Acquisition of Ocean Downs, net of cash acquired	—	115.2	—
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event - The Kentucky Derby. We own and operate Derby City Gaming, a historical racing machine ("HRM") facility in Louisville, Kentucky. We also own and operate the largest online horse racing wagering platform in the U.S., TwinSpires.com, and we operate sports betting and iGaming through our BetAmerica platform in multiple states. We are also a leader in brick-and-mortar casino gaming with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games in eight states. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
Churchill Downs Racetrack is the home of The Kentucky Derby and conducts live racing during the year. Derby City Gaming is an HRM facility that operates under the Churchill Downs pari-mutuel racing license at its auxiliary training facility in Louisville, Kentucky.
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
TwinSpires operates our online horse racing wagering business on TwinSpires.com, BetAmerica.com and other white-label platforms; facilitates high dollar wagering by international customers ("Velocity"); and provides the Bloodstock Research Information Services ("BRIS") platform for horse racing statistical data.
Our sports betting and iGaming business operates the BetAmerica sports betting and casino iGaming platform in multiple states, including Mississippi, New Jersey, Indiana, Pennsylvania, and Arkansas. The mobile and online BetAmerica sports betting and casino iGaming results are included in the Online Wagering segment and the retail operations are included in the Gaming segment.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington International Racecourse ("Arlington")
•United Tote
•Oak Grove Racing and Gaming ("Oak Grove")
•Turfway Park
•Corporate
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in the accompanying consolidated statements of comprehensive income. The prior year results were reclassified to conform to this presentation.
Effective January 1, 2019, the Company does not allocate corporate and other related expenses to the reportable segments in the accompanying consolidated statements of comprehensive income. The prior year results in the accompanying consolidated statements of comprehensive income were reclassified to conform to this presentation.
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
For additional information on the Presque Isle Transaction and the Lady Luck Nemacolin Transaction, refer to Note 3, Acquisitions.
Acquisition of Certain Ownership Interests of Rivers Des Plaines
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming, the parent company of Rivers Des Plaines to acquire approximately 42% of Midwest Gaming from affiliates and co-investors of Clairvest Group Inc. ("Clairvest") and members of High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC and Casino Investors, LLC ("Casino Investors") for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments (the "Sale Transaction"). Following the closing of the Sale Transaction, the parties completed a recapitalization transaction on March 6, 2019 (the "Recapitalization"), pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36.0% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
For additional information on the Sale Transaction, refer to Note 14, Investments in and Advances to Unconsolidated Affiliates.
Turfway Park Acquisition
The Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International (“Hard Rock”) on October 9, 2019 for total consideration of $46.0 million in cash ("Turfway Park Acquisition"). Turfway Park is located on 197 acres in Florence, Kentucky. The Company has announced plans and has begun to invest up to $150.0 million (including the Turfway Park Acquisition total consideration of $46.0 million) in a state-of-the-art live and historical thoroughbred racing facility at Turfway Park.
Of the $46.0 million total consideration, $36.0 million, less $0.9 million of working capital and purchase price adjustments, was accounted for as a business combination. The remaining $10.0 million was paid to Hard Rock for the assignment of the purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and was amortized through expense in the fourth quarter of 2019. Refer to Note 3, Acquisitions, for additional information on the Turfway Park Acquisition.
Stock Split
On January 25, 2019, the Company distributed the additional shares resulting from a previously announced three-for-one split (the "Stock Split") of the Company's common stock for shareholders of record as of January 11, 2019. Our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes have been retroactively adjusted for prior periods to reflect the effects of the Stock Split.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. WKY Development, LLC, a joint venture owned 95% by the Company, owns Oak Grove, and is consolidated in our accompanying consolidated financial statements. As of December 31, 2019, on a consolidated basis Oak Grove had total assets of $62.1 million, primarily related to property and equipment, net, and total liabilities of $9.3 million, primarily related to accrued expenses and other current liabilities.
Use of Estimates
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step quantitative impairment test. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors,

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results.
We perform our annual review for impairment of goodwill and indefinite-lived intangible assets on April 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not the relevant asset is impaired. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics.
Our gaming rights and trademarks are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trademarks indefinitely and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. The indefinite lived-intangible assets carrying value are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to the associated carrying amount. If the carrying amount of the gaming rights and trademark intangible assets exceed fair value, an impairment loss is recognized.
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
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method. The adoption of ASC 606 had no impact on cash provided by or used in operating, financing, or investing activities on our accompanying consolidated statements of cash flows. Due to the adoption of ASC 606, we made certain modifications to the classification of net revenue and operating expenses in the Online Wagering segment primarily due to the fact that under ASC 606, we are the principal in all import revenue contracts. Under ASC 606, in circumstances where we make advance sales and advance billings to customers, we recognize a receivable and deferred revenue when we have an unconditional right to receive payment. Previously, we recognized a receivable and deferred revenue at the time of the advance sale and billing if it was probable we would collect the receivable and recognize revenue.
We generate revenue from pari-mutuel wagering transactions with customers related to live races, simulcast races, and historical races as well as simulcast host fees earned from other wagering sites. Our racetracks that host live races also generate revenue through sponsorships, admissions (including luxury suites), personal seat licenses ("PSLs"), television rights, concessions, programs and parking. Concessions, programs, and parking revenue is recognized once the good or service is delivered.
Our live racetracks' revenue and income are influenced by our racing calendar. Similarly, Online Wagering horse racing revenue and income is influenced by racing calendars. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack ("on-track revenue") and revenue we earn from exporting our live racing signals to other race tracks, off-track betting facilities

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

("OTBs"), and advance deposit wagering providers ("export revenue"). For simulcast races we display at our racetracks, OTBs, and Online Wagering platforms, we recognize revenue we earn from providing a wagering service to our customers on these imported live races ("import revenue"). Online Wagering import revenue is generated through advance deposit wagering which consists of patrons wagering through an advance deposit account. Each wagering contract for on-track revenue, and import revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue and import revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. We may provide cash incentives in conjunction with wagering transactions we accept from Online Wagering customers. These cash incentives represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
We recognize revenue we earn from providing a wagering service to our customers on historical races at our HRM facilities. The transaction price for HRM revenue is based on the established commission rate we are entitled to retain for each wager on the HRM. We recognize HRM revenue once the historical race has been completed on the historical racing machine, net of the liability to the pool.
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
For export revenue, our customer is the third-party wagering site such as a racetrack, OTB, or advance deposit wagering provider. Therefore, the revenue we recognize for export revenue is the simulcast host fee we earn for exporting our racing signal to the third-party wagering site.
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
Timing of revenue recognition may differ from the timing of invoicing to customers for our long-term contracts for racing event-related services. We generally invoice customers prior to delivery of services for our admissions, PSLs, sponsorships, and television rights contracts. We recognize a receivable and a contract liability at the time we have an unconditional right to receive payment. When cash is received in advance of delivering services under our contracts, we defer revenue and recognize it in accordance with our policies for that type of contract. In situations where the timing of revenue recognition differs from

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to allow our customers to secure the right to the specific services provided under our contracts, not to receive financing from our customers.
Gaming revenue primarily consists of gaming wager transactions. Other operating revenue, such as food and beverage or hotel revenue, is recognized once delivery of the product or service has occurred.
The transaction price for gaming wager transactions is the difference between gaming wins and losses. Gaming wager revenue is recognized when the wager settles.
The majority of our HRM facilities and casinos offer loyalty programs that enable customers to earn loyalty points based on their play. Gaming and HRM wager transactions involve two performance obligations for those customers earning loyalty points under the Company’s loyalty programs and a single performance obligation for customers who do not participate in the program. Loyalty points are primarily redeemable for free wagering activities and food and beverage. For purposes of allocating the transaction price in a gaming or HRM wagering transaction between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a loyalty point that can be redeemed for wagering activities or food and beverage. For gaming wagering transactions, an amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. For HRM wagering transactions, the amount allocated to the HRM wager performance obligation is the commission rate we are entitled to retain. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a wagering transaction or food and beverage and such goods or services are delivered to the customer.
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
Internal Use Software
Internal use software costs for Online Wagering software is capitalized in property and equipment, net in the accompanying consolidated balance sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over its estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $9.8 million in 2019, $9.7 million in 2018, and $7.2 million in 2017. We incurred amortization expense of approximately $8.8 million in 2019, $7.3 million in 2018, and $6.3 million in 2017, for projects which had been placed in service.
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
Investments in and Advances to Unconsolidated Affiliates
We have investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' income and losses, amortization of certain basis differences as well as capital contributions to and distributions from these companies. We use the cumulative earnings approach to present distributions received from equity method investees. Distributions in excess of equity method income are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. We classify income and losses as well as gains and impairments related to our investments in unconsolidated affiliates as a component of other income (expense) in the accompanying consolidated statements of comprehensive income.
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
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the federal, state, and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Churchill Downs, Online Wagering, Gaming, and All Other operating expenses in our consolidated statements of comprehensive income. In certain jurisdictions governing our pari-mutuel contracts with customers, there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Purse Expense
We recognize purse expense based on the statutorily or contractually determined amount that is required to be paid out in the form of purses to the qualifying finishers of horse races run at our racetracks in the period in which wagering occurs. We incur a liability for all unpaid purses that will be paid out on a future live race event.
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
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $41.8 million in 2019, $28.8 million in 2018, and $24.8 million in 2017 in our accompanying consolidated statements of comprehensive income.
Stock-Based Compensation
All stock-based payments to employees and directors, including grants of performance share units and restricted stock, are recognized as compensation expense over the service period based on the fair value on the date of grant. For awards that have a graded vesting schedule, we recognize expense on a straight-line basis for each separately vesting portion of the award. We recognize forfeitures of awards as incurred.
Computation of Net Income per Common Share
Net income per common share is presented for both basic earnings per common share ("Basic EPS") and diluted earnings per common share ("Diluted EPS").  Basic EPS is based upon the weighted average number of common shares outstanding, excluding unvested stock awards, during the period plus vested common stock equivalents that have not yet been converted to common shares.  Diluted EPS is based upon the weighted average number of shares used to calculate Basic EPS and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares result from applying the treasury stock method to unvested stock awards.
Common Stock Share Repurchases
From time-to-time, we repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. Share repurchases constitute authorized but unissued shares under the Kentucky laws under which we are incorporated. Our common stock has no par or stated value. We record the full value of share repurchases, upon the trade date, against common stock on our consolidated balance sheets except when to do so would result in a negative balance in such common stock account. In such instances, we record the cost of any further share repurchases as a reduction to retained earnings. Due to the large number of share repurchases of our common stock over the past several years our common stock balance frequently will be zero at the end of any given reporting period. Refer to Note 9, Shareholders' Equity, for additional information on our share repurchases.
Recent Accounting Pronouncements - Adopted on January 1, 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases, and subsequently issued additional guidance (collectively, "ASC 842"), which requires companies to generally recognize operating and financing lease liabilities and corresponding right-of-use assets ("ROUAs") on the balance sheet. We adopted ASC 842 on January 1, 2019 using the modified transition method. As part of the transition to ASC 842, we elected the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification of any expired or existing leases and (3) initial direct costs of any expired or existing leases. We recognized the cumulative effect of applying ASC 842 as an opening balance sheet adjustment at January 1, 2019. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The adoption of ASC 842 had no impact on our accompanying consolidated statements of comprehensive income or statements of cash flows. Due to the adoption of ASC 842, we recognized operating lease ROUAs and lease liabilities for our operating leases with lease terms greater than one year. We do not have any material finance leases or any material operating leases where we are the lessor.
The cumulative effects of the changes made to our accompanying consolidated balance sheets as of January 1, 2019 for the adoption of ASC 842 were as follows:

(in millions)	As Reported at December 31, 2018	Adoption of ASC 842	Balance at January 1, 2019
ASSETS
Other current assets	$22.4	$(0.3)	$22.1
Property and equipment, net	757.5	25.3	782.8

LIABILITIES
Accrued expense and other current liabilities	89.8	3.8	93.6
Other liabilities	15.7	21.5	37.2

SHAREHOLDERS' EQUITY
Retained earnings	474.2	(0.3)	473.9
Upon adopting ASC 842, we determine if an arrangement is a lease at inception. Operating leases are included in property and equipment, net; accrued expense and other current liabilities; and other liabilities on our consolidated balance sheets. We generally do not separate lease and non-lease components for our lease contracts. We do not apply the ROUA and leases liability recognition requirements to short-term leases.
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
Recent Accounting Pronouncements - effective in 2020 or thereafter
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance will become effective in 2020, and is to be applied through a modified retrospective approach during the year of adoption. The Company's implementation activities, which remain in progress, include identifying the financial assets in the scope of the new standard, developing methods to estimate current expected credit losses associated with these financial assets, and determining changes needed to control activities. We do not expect our future adoption of such guidance to have a material impact on our results of operations, financial condition, or cash flows.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
3. ACQUISITIONS
Presque Isle
On January 11, 2019, the Company completed the Presque Isle Transaction for a cash purchase price of $178.9 million and $1.6 million of working capital and other purchase price adjustments. The following table summarizes the fair values of the assets acquired and liabilities assumed, net of cash acquired of $8.4 million, at the date of the acquisition.

(in millions)	Total
Current assets	$2.1
Property and equipment	78.5
Goodwill	26.1
Intangible assets	71.2
Current liabilities	(5.2)
Non-current liabilities	(0.6)
$172.1
The fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Gaming rights	$56.0	N/A
Trademark	15.2	N/A
Total intangible assets	$71.2
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
The fair value of the Presque Isle gaming rights was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue, future operating expenses, start-up costs, and discount rate were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights. The renewal of the gaming rights in Pennsylvania is subject to various legal requirements. However, the Company's historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew its gaming rights in Pennsylvania.
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
Goodwill of $26.1 million was recognized due to the expected contribution of Presque Isle to the Company's overall business strategy. The goodwill was assigned to the Gaming segment and is deductible for tax purposes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

For the period from the Presque Isle Transaction on January 11, 2019 through December 31, 2019, net revenue was $138.5 million and net income was not material.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of Presque Isle occurred as of January 1, 2017. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2017. The unaudited pro forma net income giving effect to the Presque Isle Transaction was not materially different than our historical net income.

	Year Ended December 31,
(in millions)	2019	2018	2017
Net revenue	$1,332.9	$1,150.8	$1,020.5
Lady Luck Nemacolin
On March 8, 2019, the Company completed the Lady Luck Nemacolin Transaction, pursuant to which the Company assumed management and acquired certain assets related to the management of Lady Luck Nemacolin from ERI for cash consideration of $100,000. The Lady Luck Nemacolin Transaction did not meet the definition of a business and therefore was accounted for as an asset acquisition. The net assets acquired in conjunction with the Lady Luck Nemacolin Transaction were not material.
Turfway Park
On October 9, 2019, the Company completed the Turfway Park Acquisition for total consideration of $46.0 million. Of the total consideration paid, $36.0 million was allocated to JACK and accounted for as a business combination. The remaining $10.0 million was paid to Hard Rock for the assignment of the purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and amortized through expense in the fourth quarter of 2019.
The cash purchase price paid to JACK was $36.0 million, less $0.9 million of working capital and purchase price adjustments. The preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $0.6 million, at the date of acquisition were as follows: property and equipment (primarily land) of $18.8 million, indefinite-lived gaming rights of $9.8 million, indefinite-lived trademark of $5.5 million, goodwill of $3.0 million, and current liabilities of $2.6 million.
The Company has not included other disclosures regarding the Turfway Park Acquisition because the acquisition is immaterial to our business.
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
We consolidated Ocean Downs upon closing of the Ocean Downs/Saratoga Transaction on August 31, 2018. Prior to the Ocean Downs/Saratoga Transaction, the Company held an effective 62.5% ownership interest in Ocean Downs, and a 25% ownership interest in Saratoga New York and Saratoga Colorado, all of which were accounted for under the equity method. The consideration transferred to SCH to acquire the remaining interest in Ocean Downs was the Company's equity investments in Saratoga New York and Saratoga Colorado, which had an aggregate fair value of $47.8 million at the acquisition date. Under the acquisition method, the fair values of the consideration transferred and the Company's equity method investment in Ocean Downs, which had a fair value of $80.5 million at the acquisition date, were allocated to the assets acquired and liabilities assumed in the Ocean Downs/Saratoga Transaction. The Company's carrying values in these equity method investments were significantly less than their fair values, resulting in a pre-tax gain of $54.9 million, which is included in the accompanying consolidated statements of comprehensive income. The fair values of the Company's equity method investments

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

in Ocean Downs, Saratoga New York, and Saratoga Colorado were determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
The following table summarizes the final fair values of the assets acquired and liabilities assumed, net of cash acquired of $13.1 million, at the acquisition date.

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
Goodwill of $20.4 million was recognized due to the expected contribution of Ocean Downs to the Company's overall business strategy. The goodwill was assigned to the Gaming segment and is not deductible for tax purposes.
In connection with the Ocean Downs/Saratoga Transaction, the Company recorded a deferred tax liability and income tax expense of $12.6 million. The deferred tax liability represents the excess of the financial reporting amounts of the net assets of

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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

	Years Ended December 31,
(in millions)	2018	2017
Net revenue	$1,065.4	$947.2

4. DISCONTINUED OPERATIONS
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
The Big Fish Games segment and related Big Fish Transaction meet the criteria for held for sale and discontinued operation presentation. The consolidated statements of comprehensive income and the notes to consolidated financial statements reflect the Big Fish Games segment as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The consolidated statements of cash flows includes both continuing and discontinued operations.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The following table presents the financial results of Big Fish Games included in "Income from discontinued operations, net of tax" in the accompanying consolidated statements of comprehensive income:

	Years Ended December 31,
(in millions)	2019	2018	2017
Net revenue	$—	$13.2	$466.0

Operating expenses	—	8.4	369.0
Selling, general and administrative expense	3.5	6.0	27.8
Research and development	—	0.9	39.6
Transaction expense, net	—	—	4.7
Total operating expense	3.5	15.3	441.1
Operating (loss) income	(3.5)	(2.1)	24.9
Other income (expense)
Gain on sale of Big Fish Games	—	219.5	—
Other expense	—	0.1	(1.7)
Total other income (loss)	—	219.6	(1.7)

(Loss) income from discontinued operations before provision for income taxes	(3.5)	217.5	23.2
Income tax benefit (provision)	1.1	(47.3)	(5.1)
(Loss) income from discontinued operations, net of tax	$(2.4)	$170.2	$18.1
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
Total stock-based compensation expense related to Big Fish Games, which includes the accelerated vesting of the Stock Awards and stock options associated with the Company's employee stock purchase plan, was $3.4 million in 2018 and $11.1 million in 2017.
Earnout Liabilities
As of December 31, 2017, we had $34.2 million of deferred earnout consideration and $28.4 million of deferred payments due to the founder of Big Fish Games, both of which were paid on January 3, 2018.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	As of December 31,
(in millions)	2019	2018
Grandstands and buildings	$625.2	$532.8
Equipment	406.5	356.3
Tracks and other improvements	222.3	207.3
Land	162.4	140.5
Furniture and fixtures	79.2	73.3
Construction in progress	52.3	7.0
	1,547.9	1,317.2
Accumulated depreciation	(635.4)	(559.7)
Subtotal	912.5	757.5
Right-of-use assets	24.8	—
Total	$937.3	$757.5
Depreciation expense was $81.4 million in 2019, $57.6 million in 2018 and $49.1 million in 2017 and is classified in operating expense in the accompanying consolidated statements of comprehensive income.
During the fourth quarter of 2017, the Company recorded a $13.7 million non-cash impairment charge related to certain iGaming assets included in our Online Wagering segment. The impairment was due to a change in the Company's planned usage of these assets.
6. GOODWILL
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
Goodwill, by segment, is comprised of the following:

(in millions)	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2017	$49.7	$148.2	$118.7	$1.0	$317.6
Additions	—	—	20.4	—	20.4
Balances as of December 31, 2018	49.7	148.2	139.1	1.0	338.0
Additions	—	—	26.1	3.0	29.1
Balances as of December 31, 2019	$49.7	$148.2	$165.2	$4.0	$367.1
In 2019, we established goodwill of $26.1 million related to the Presque Isle Transaction, and $3.0 million related to the Turfway Park Acquisition. In 2018, we established goodwill of $20.4 million related to the Ocean Downs/Saratoga Transaction.
We performed our annual goodwill impairment analysis as of April 1, 2019 and no adjustment to the carrying value of goodwill was required. We elected to bypass the qualitative assessment and proceeded directly to perform step one fair value calculations on a quantitative basis for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying value and therefore step two of the assessment was not required.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

7. OTHER INTANGIBLE ASSETS
Other intangible assets, net are comprised of the following:

	December 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11.0	$(8.1)	$2.9	$11.0	$(7.5)	$3.5
Other	10.5	(3.3)	7.2	9.5	(2.3)	7.2
Customer relationships	4.7	(1.6)	3.1	6.4	(2.5)	3.9
Gaming licenses	5.1	(2.0)	3.1	5.2	(1.8)	3.4
	$31.3	$(15.0)	$16.3	$32.1	$(14.1)	$18.0
Indefinite-lived intangible assets:
Trademarks			50.2			29.5
Gaming rights			303.2			216.4
Other			0.1			0.1
Total			$369.8			$264.0
In 2019, we established indefinite-lived intangible assets of $56.0 million for gaming rights and $15.2 million for trademarks related to the Presque Isle Transaction. We also acquired indefinite-lived intangible assets of $8.0 million for online gaming rights in Pennsylvania related to our Online Wagering operations, $10.0 million for retail sports betting gaming rights at Presque Isle and online sports betting gaming rights in Pennsylvania, as well as $3.0 million for other gaming rights at Presque Isle. We also established indefinite-lived intangible assets of $5.5 million for trademarks and $9.8 million for gaming rights related to the Turfway Park acquisition.
In 2018, we established indefinite-lived intangible assets of $87.0 million for gaming rights and $8.3 million for trademarks related to the Ocean Downs/Saratoga Transaction. We also established definite-lived intangible assets of $2.3 million relating to the opening of Derby City Gaming and $0.1 million relating to the Ocean Downs/Saratoga Transaction for other intangibles.
Amortization expense for definite-lived intangible assets was $15.0 million in 2019, $6.0 million in 2018, and $6.8 million in 2017 and is classified in operating expense in the accompanying consolidated statements of comprehensive income. As described further in Note 3, Acquisitions, we accelerated the amortization for the assignment of the Turfway Park Acquisition purchase and sale agreement rights of $10.0 million in the fourth quarter of 2019, which is included in All Other in the accompanying consolidated statements of comprehensive income. We submitted payments of $2.3 million in 2019 and 2018 for annual license fees for Calder, which are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of trademarks and state gaming rights in Maine, Maryland, Mississippi, Louisiana, Pennsylvania and Kentucky.
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
During 2017, the Company recorded a $4.7 million non-cash impairment charge related to our Bluff operations ($4.5 million for a trademark and $0.2 million related to customer relationships), which is included in our Online Wagering segment, and a $3.3 million non-cash impairment charge related to our Illinois Horseracing Equity Trust, which is included in All Other in the accompanying consolidated statements of comprehensive income. These impairments were due to changes in the business climate in 2017 that resulted in projected future cash flows being less than carrying value.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2020	$5.2
2021	2.2
2022	2.2
2023	1.7
2024	1.1
Future estimated amortization expense does not include additional payments of $2.3 million in 2020 and in each year thereafter for the ongoing amortization of future expected annual Calder license fees not yet incurred or paid.
8. INCOME TAXES
Components of the provision for income taxes are as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Current provision:
Federal	$19.2	$10.1	$29.5
State and local	6.0	3.8	3.0
	25.2	13.9	32.5
Deferred provision (benefit):
Federal	16.1	35.0	(53.0)
State and local	15.5	2.5	0.8
Foreign	—	(0.1)	(0.2)
	31.6	37.4	(52.4)
	$56.8	$51.3	$(19.9)

Income from continuing operations before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Domestic	$196.4	$234.2	$102.2
Foreign	—	(0.3)	0.3
	$196.4	$233.9	$102.5

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Our income tax expense is different from the amount computed by applying the federal statutory income tax rate to income from continuing operations before taxes as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Federal statutory tax on earnings before income taxes	$41.2	$49.1	$35.9
State income taxes, net of federal income tax benefit	8.0	5.4	2.5
Non-deductible officer's compensation	5.5	2.6	4.7
Re-measurement of deferred taxes	8.3	—	(57.7)
Windfall deduction from equity compensation	(5.2)	(4.7)	(5.2)
Other	(1.0)	(1.1)	(0.1)
	$56.8	$51.3	$(19.9)

During 2019, the Company recognized $8.3 million of income tax expense from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior period.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.
In 2017, the Company recognized $56.9 million of future tax benefits from the re-measurement of its deferred tax assets and liabilities at December 22, 2017, using the maximum U.S. federal tax rate of 21%, and $0.8 million of tax benefits in relation to the mandatory deemed repatriation of its foreign earnings and profits pursuant to the Tax Act in combination with the reversal of deferred tax liabilities that had been maintained on foreign earnings. In 2018 and 2019, the Company's federal income tax expense was based on the new 21% corporate tax rate.
In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional tax expense of $5.6 million in 2017 related to non-deductible officer’s compensation and the tax consequences of mandatory deemed repatriation required by the Tax Act. The Company also recorded a provisional tax benefit of $19.7 million for the accelerated cost recovery allowance granted by the Tax Act, effective September 27, 2017. In the fourth quarter of 2018, the Company finalized its accounting for these estimates and recorded immaterial adjustments as of December 31, 2018, including any subsequent impact to the re-measurement of deferred taxes at a reduced tax rate of 21%.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Components of our deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2019	2018
Deferred tax assets:
Lease liabilities	$6.8	$—
Deferred compensation plans	5.9	5.8
Deferred income	4.8	5.6
Net operating losses and credit carryforward	3.4	3.7
Deferred liabilities	2.7	2.2
Allowance for uncollectible receivables	1.0	0.9
Deferred tax assets	24.6	18.2
Valuation allowance	(0.2)	(0.2)
Net deferred tax asset	24.4	18.0
Deferred tax liabilities:
Equity investments in excess of tax basis	114.8	6.9
Intangible assets in excess of tax basis	60.2	49.3
Property and equipment in excess of tax basis	53.4	38.7
Right-of-use assets	6.8	—
Other	2.0	1.3
Deferred tax liabilities	237.2	96.2
Net deferred tax liability	$(212.8)	$(78.2)
As of December 31, 2019, we had federal net operating losses of $3.2 million which were acquired in conjunction with the 2010 acquisition of Youbet.com. The utilization of these losses, which expire in 2025 and 2026, is limited on an annual basis pursuant to Internal Revenue Code § 382. We believe that we will be able to fully utilize all of these losses. We also have state net operating losses valued at $0.7 million. We have recorded a valuation allowance of $0.2 million against the state net operating losses due to the fact that it is unlikely that we will generate income in certain states which is necessary to utilize the assets.
The Internal Revenue Service has completed audits through 2012. Tax years 2016 and after are open to examination. State and local tax years open for examination vary by jurisdiction.
As of December 31, 2019, we had approximately $1.8 million of total gross unrecognized tax benefits, excluding interest of $0.1 million. If the total gross unrecognized tax benefits were recognized, there would be a $1.8 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $0.6 million during the next twelve months primarily due to the expiration of statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2019	2018	2017
Balance as of January 1	$2.8	$2.9	$2.3
Additions for tax positions related to the current year	0.1	0.1	0.5
Additions for tax positions of prior years	—	0.1	0.3
Reductions for tax positions of prior years	(1.1)	(0.3)	(0.2)
Balance as of December 31	$1.8	$2.8	$2.9

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

9. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
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
For the year ended December 31, 2019, we repurchased 864,233 shares of our common stock under the October 2018 stock repurchase program at a total cost of $93.0 million. We had $175.0 million of repurchase authority remaining under this program at December 31, 2019. As of December 31, 2019, we accrued $0.5 million for the future cash settlement of executed repurchases of our common stock compared to $2.5 million as of December 31, 2018.
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
10. STOCK-BASED COMPENSATION PLANS
Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, and stock options associated with our employee stock purchase plan, was $23.8 million in 2019, $17.7 million in 2018, and $16.0 million in 2017. The income tax benefit related to stock-based employee compensation expense was $2.1 million in 2019, $2.7 million in 2018, and $5.5 million in 2017. Our stock-based employee compensation plans are described below.
2016 Omnibus Stock Incentive Plan
On February 24, 2016, we replaced our previous stock compensation program, the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the "2007 Incentive Plan") with a new program, the Churchill Downs Incorporated 2016

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Omnibus Stock Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan is intended to advance our long-term success by encouraging stock ownership among key employees and the Board of Directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock ("RSA"), restricted stock units ("RSU"), performance share units ("PSU"), performance units, or performance cash. The 2016 Incentive Plan has a minimum vesting period of one year for awards granted.
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
In 2017, 2018, and 2019, the Company granted three-year performance and total shareholder return ("TSR") PSU awards (the "PSU Awards") to certain named executive officers ("NEOs"). The two performance criteria for the PSU Awards are: (1) a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the three year period; and (2) a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities, excluding the change in restricted cash, plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee of the Board of Directors (the "Compensation Committee") can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
The TSR criteria for the PSU Awards is related to the Company’s TSR relative to the TSR of companies in the Russell 2000 index during the performance period. The PSU Awards may be adjusted based on the Company’s relative TSR performance as follows:
1.The PSU Awards will increase by 25% if the Company’s TSR is in the top quartile;
2.The PSU Awards will decrease by 25% if the Company’s TSR is in the bottom quartile; and
3.The PSU Awards will not change if the Company’s TSR is in the middle two quartiles.
The maximum number of PSU Awards, including the impact of the TSR performance, that can be earned for a performance period is 250% of the original award.
On February 12, 2020, the Compensation Committee offered, and the NEOs accepted, to settle the 2017 PSU Awards in cash.
In October 2018, the Company granted RSU awards (the "2018 RSU Awards") and TSR PSU awards (the "2018 TSR PSU Awards") to certain NEOs. The 2018 RSU Awards contain a seven year service period and vest on a pro rata basis over a four year period beginning on the fourth anniversary of the award. The total number of 2018 TSR PSU Awards earned will vary between 0% to 200% of the award amount depending on the Company's TSR relative to the TSR of companies in the Russell 2000 index over a three-year performance period. At the end of the three year performance period, the 2018 TSR PSU Awards will vest on a pro rata basis over the remaining four year service period beginning on the fourth anniversary of the award.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

A summary of the 2019 RSAs, RSUs, and PSUs granted to certain NEOs, employees, and directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Shares/Units Awarded(1)	Vesting Terms
2019	RSA	65	Vest equally over three service periods ending in 2020, 2021 and 2022
2019	RSU	55	Vest equally over three service periods ending in 2019, 2020, and 2021
2019	RSU	10	One year service period ending in 2020
2019	PSU	58	Three year performance and service period ending in 2021
(1) PSUs presented are based on the target number of units for the original PSU grant.
Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2016	110	$48.86	480	$36.90	590	$37.23
Granted	65	$55.75	173	$52.31	238	$53.25
Performance adjustment(1)	45	$51.00	—	$—	45	$51.00
Vested	(96)	$51.00	(334)	$36.79	(430)	$39.98
Canceled/forfeited	—	$—	(3)	$41.92	(3)	$41.92
Balance as of December 31, 2017	124	$51.59	316	$45.51	440	$47.23
Granted	256	$68.32	193	$84.78	449	$75.39
Performance adjustment(1)	70	$47.01	—	$—	70	$47.01
Vested	(129)	$47.01	(217)	$46.35	(346)	$46.60
Canceled/forfeited	—	$—	(17)	$54.49	(17)	$54.49
Balance as of December 31, 2018	321	$65.77	275	$72.03	596	$68.66
Granted	58	$92.90	130	$94.42	188	$93.96
Performance adjustment(1)	87	$55.75	—	$—	87	$55.75
Vested	(152)	$55.75	(135)	$68.15	(287)	$61.57
Canceled/forfeited	—	$—	(5)	$77.59	(5)	$77.59
Balance as of December 31, 2019	314	$72.84	265	$85.07	579	$78.45
(1)Adjustment to number of target units awarded for PSUs based on achievement of performance and TSR goals.
The fair value of shares and units vested was $36.9 million in 2019, $32.4 million in 2018, and $29.6 million in 2017.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), at December 31, 2019 is presented below:

(in millions, except years)	December 31, 2019	Weighted Average Remaining Vesting Period (Years)
Unrecognized expense:
RSA	$3.3	1.47
RSU	7.8	3.38
PSU	16.7	3.36
Total	$27.8	3.14

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
11. TOTAL DEBT
The following table presents our total debt outstanding:

	As of December 31, 2019
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$392.0	$4.0	$388.0
2027 Senior Notes	600.0	8.0	592.0
2028 Senior Notes	500.0	6.1	493.9
Total debt	1,492.0	18.1	1,473.9
Current maturities of long-term debt	4.0	—	4.0
Total debt, net of current maturities	$1,488.0	$18.1	$1,469.9

	As of December 31, 2018
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$396.0	$4.7	$391.3
2028 Senior Notes	500.0	7.0	493.0
Total debt	896.0	11.7	884.3
Current maturities of long-term debt	4.0	—	4.0
Total debt, net of current maturities	$892.0	$11.7	$880.3

2017 Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (the "2017 Credit Agreement") with a syndicate of lenders. The 2017 Credit Agreement replaced our 2014 senior secured credit agreement (the "2014 Credit Agreement"). The 2017 Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2022 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. We had $694.4 million of available borrowing capacity, after consideration of $5.6 million in outstanding letters of credit, under the Revolver as of December 31, 2019. The 2017 Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company.
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2019, the Company's commitment fee rate was 0.30%.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's net leverage ratio, which was LIBOR plus 150 points at December 31, 2019. The Term Loan B bears interest at LIBOR plus 200 basis points.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The 2017 Credit Agreement also contains financial covenants

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

providing for the maintenance of a maximum consolidated secured net leverage ratio (4.0 to 1.0 or 4.5 to 1.0 for the year following any permitted acquisition greater than $100.0 million) and the maintenance of a minimum consolidated interest coverage ratio of 2.5 to 1.0. The Company was in compliance with all applicable covenants in the 2017 Credit Agreement at December 31, 2019.
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
The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2027 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount of the 2027 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture. At any time prior to April 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price equal to 105.5% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2027 Senior Notes, the Company and the 2027 Guarantors entered into a Registration Rights Agreement to register any 2027 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 25, 2019.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes (the "2021 Senior Notes"). In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2028 Guarantors"), and U.S Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. At any time prior to January 15, 2021, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price equal to 104.75% of the principal amount thereof with the net cash proceeds of one or more equity offerings provided that certain conditions are met. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

In connection with the issuance of the 2028 Senior Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
2021 Senior Notes
The 2021 Senior Notes were comprised of 5.375% Senior Unsecured Notes that were scheduled to mature on December 15, 2021, which were issued in an initial offering of $300.0 million in aggregate principal amount at par, completed on December 16, 2013, and an additional offering of $300.0 million in aggregate principal amount at 101% completed on December 16, 2015. Interest on the 2021 Senior Notes was payable on June 15th and December 15th of each year.
The Company used the proceeds from the 2017 Credit Agreement and 2028 Senior Notes to redeem the 2021 Senior Notes and to pay related fees and expenses. The 2021 Senior Notes were redeemed at a price equal to the principal amount thereof and the applicable "make-whole" premium, $16.1 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of comprehensive income in 2017. The Company accounted for the redemption of the 2021 Senior Notes as an extinguishment and wrote off $6.3 million of unamortized debt issuance costs and incurred a benefit of $2.0 million related to the unamortized bond premium, both of which are included in loss on extinguishment of debt in the accompanying consolidated statements of comprehensive income.
The Company also expensed approximately $0.4 million of debt issuance costs relating to our 2014 Credit Agreement in the fourth quarter of 2017, which is included in loss on extinguishment of debt in the accompanying consolidated statements of comprehensive income.
Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2020	$4.0
2021	4.0
2022	4.0
2023	4.0
2024	376.0
Thereafter	1,100.0
Total	$1,492.0

12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of December 31, 2019, our Churchill Downs segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $166.8 million. The revenue we expect to recognize on these remaining performance obligations is $47.0 million in 2020, $36.9 million in 2021, $31.7 million in 2022, and the remainder thereafter.
As of December 31, 2019, our remaining performance obligations on contracts with a duration greater than one year in segments other than Churchill Downs were not material.
Contract Assets and Contract Liabilities
As of December 31, 2019 and 2018, contract assets were not material.
As of December 31, 2019 and 2018, contract liabilities were $63.1 million and $69.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense and other current liabilities in the accompanying consolidated balance sheets. Contract liabilities primarily relate to our Churchill Downs segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $51.2 million of revenue during the year ended December 31, 2019 that was included in the contract liabilities balance at December 31, 2018. We recognized $53.7 million of revenue during the year ended December 31, 2018 that was included in the contract liabilities balance at January 1, 2018.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Disaggregation of Revenue
In Note 20, Segment Information, the Company has included its disaggregated revenue disclosures as follows:
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
13. OTHER BALANCE SHEET ITEMS
Accounts receivable
Accounts receivable is comprised of the following:

	As of December 31,
(in millions)	2019	2018
Trade receivables	$12.3	$7.7
Simulcast and online wagering receivables	20.9	19.9
Other receivables	8.5	5.2
	41.7	32.8
Allowance for doubtful accounts	(4.4)	(4.0)
Total	$37.3	$28.8
We recognized bad debt expense of $2.1 million in 2019, $1.7 million in 2018 and $1.2 million in 2017.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
(in millions)	2019	2018
Accrued salaries and related benefits	$29.2	$24.1
Account wagering deposits liability	28.9	29.6
Purses payable	19.9	15.8
Accrued interest	19.7	11.4
Other	75.7	54.3
Total	$173.4	$135.2

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

14. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
The Company owns a 50% interest in MVG, a 61.3% interest in Rivers Des Plaines (as described further below), and two other immaterial joint ventures.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Rivers Des Plaines
On March 5, 2019, the Company completed the Sale Transaction to acquire approximately 42% of Midwest Gaming, the parent company of Rivers Des Plaines, for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments. Following the closing of the Sale Transaction, the parties completed the Recapitalization pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36.0% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
A new limited liability company agreement was entered into by the members of Midwest Gaming as a result of the change in ownership structure. Under the new limited liability company agreement, both the Company and High Plaines have participating rights over Midwest Gaming, and both must consent to Midwest Gaming's operating, investing and financing decisions. As a result, we account for Midwest Gaming using the equity method.
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus its accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the Sale Transaction and Recapitalization, the carrying value of the Company’s investment in Midwest Gaming was $835.0 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $853.7 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of December 31, 2019, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $834.2 million.
Ocean Downs
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
Summarized Financial Results for our Unconsolidated Affiliates
The financial results for our unconsolidated affiliates are summarized below. The summarized income statement information for 2019 and summarized balance sheet information as of December 31, 2019 includes the following equity investments: MVG, Rivers Des Plaines from the transaction date of March 5, 2019, and two other immaterial joint venture. The summarized income statement information for 2018 includes the following equity investments: MVG, Saratoga New York, Saratoga Colorado, Ocean Downs, and two other immaterial joint ventures. As noted above, on August 31, 2018, the Company completed the Ocean Downs/Saratoga Transaction. As such, the 2018 summarized income statement information includes the results of Ocean Downs, Saratoga New York, and Saratoga Colorado through August 31, 2018. Summarized balance sheet information as of December 31, 2018 included MVG and two other immaterial joint ventures. The summarized income

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

statement for 2017 includes the following equity investments: MVG, Saratoga New York, Saratoga Colorado, Ocean Downs, and two other immaterial joint ventures.

	December 31,
(in millions)	2019	2018
Assets
Current assets	$64.0	$24.0
Property and equipment, net	256.1	95.7
Other assets, net	240.1	106.7
Total assets	$560.2	$226.4

Liabilities and Members' (Deficit) Equity
Current liabilities	$73.3	$21.2
Long-term debt	745.0	—
Other liabilities	20.6	—
Members' (deficit) equity	(278.7)	205.2
Total liabilities and members' (deficit) equity	$560.2	$226.4

	Years Ended December 31,
(in millions)	2019	2018	2017
Net revenue	$585.5	$367.2	$443.7
Operating and SG&A expense	411.4	271.9	345.3
Depreciation and amortization	13.0	22.2	25.9
Operating income	161.1	73.1	72.5
Interest and other expense, net	(67.0)	(6.3)	(8.5)
Net income	$94.1	$66.8	$64.0

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

15. LEASES
Our operating leases with terms greater than one year are primarily related to buildings and land. Our operating leases with terms less than one year are primarily related to equipment. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. The estimated discount rate for each of our leases is determined based on adjustments made to our secured debt borrowing rate.
The components of total lease cost were as follows:

(in millions)	Twelve Months Ended December 31, 2019
Short-term lease cost (a) (b)	$14.3
Operating lease cost (b)	6.7
Total lease cost	$21.0
(a)Includes leases with terms of one month or less
(b)Includes variable lease costs, which were not material
Other information related to operating leases was as follows:

(in millions)	Twelve Months Ended December 31, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$5.2
ROUAs obtained in exchange for lease obligations	$3.7

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term	6.5 years
Weighted average discount rate	3.9%
As of December 31, 2019, the future undiscounted cash flows associated with the Company's operating lease liabilities were as follows:

(in millions)
Years Ended December 31,	Totals
2020	$5.6
2021	5.1
2022	4.0
2023	3.4
2024	3.3
Thereafter	8.3
Total future minimum lease payments	29.7
Less: Imputed interest	3.5
Present value of lease liabilities	$26.2

Reported lease liabilities as of December 31, 2019
Accrued expense and other current liabilities (current maturities of leases)	$5.0
Other liabilities (non-current maturities of leases)	21.2
Present value of lease liabilities	$26.2

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
On December 13, 2019, the Compensation Committee elected to freeze the Deferred Plan with respect to employee participant deferrals after the 2019 plan year, although directors will continue to participate in the Deferred Plan.
On December 13, 2019, the Compensation Committee adopted the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan (the "RSU Deferral Plan"), effective January 1, 2020. Certain individual employees who are management or highly compensated employees of the Company may elect to defer settlement of RSUs granted pursuant to the 2016 Incentive Plan.
Other Retirement Plans
We have a profit-sharing plan that covers all employees not otherwise participating in an associated profit-sharing plan, with three months or more of service. We match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $4.1 million in 2019, $3.0 million in 2018, and $2.7 million in 2017.
We are a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense was $0.6 million in 2019, and $0.7 million in both 2018 and 2017. Our policy is to fund this expense as accrued, and we currently estimate that future contributions to these plans will not increase significantly from prior years.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Restricted Cash
Our restricted cash accounts that are held in interest-bearing accounts qualify for Level 1 in the fair value hierarchy, which includes unadjusted quoted market prices in active markets for identical assets.
Debt
The fair value of the Company’s 2028 Senior Notes and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair value of the Company's Senior Secured Term Loan B due 2024 (the "Term Loan B") approximates its gross carrying value as it is variable rate debt and as such is a Level 2 measurement.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$46.3	$46.3	$46.3	$—	$—
Financial liabilities:
Term Loan B	388.0	392.0	—	392.0	—
2027 Senior Notes	592.0	636.0		636.0
2028 Senior Notes	493.9	515.2	—	515.2	—

	December 31, 2018
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$40.0	$40.0	$40.0	$—	$—
Financial liabilities:
Term Loan B	391.3	396.0	—	396.0	—
2028 Senior Notes	493.0	452.4	—	452.4	—

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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

estimable. In the event that a legal proceeding results in a substantial judgment against, or settlement by us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse impact on our business.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the United States Environmental Protection Agency ("EPA") regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final regulatory and court approval. If approved, the agreement will include a $2.8 million penalty, which has been accrued and is included in selling, general and administrative expense in our accompanying consolidated statement of comprehensive income for the year ended December 31, 2019, and accrued expense and other current liabilities in our accompanying consolidated balance sheet at December 31, 2019.
19. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2019	2018	2017
Numerator for basic net income per common share:
Net income from continuing operations	$139.6	$182.6	$122.4
Net loss attributable to noncontrolling interest	(0.3)	—	—
Net income from continuing operations, net of loss attributable to noncontrolling interests	139.9	182.6	122.4
Net income from continuing operations allocated to participating securities	—	—	(0.1)
Net (loss) income from discontinued operations	(2.4)	170.2	18.1
Numerator for basic net income per common share	$137.5	$352.8	$140.4

Numerator for diluted net income from continuing operations per common share	$139.9	$182.6	$122.4

Numerator for diluted net income per common share	$137.5	$352.8	$140.5

Denominator for net income per common share:
Basic	40.1	41.3	47.2
Plus dilutive effect of stock awards	0.5	0.3	0.6
Plus dilutive effect of participating securities	—	—	0.2
Diluted	40.6	41.6	48.0

Net income (loss) per common share data:
Basic
Continuing operations	$3.49	$4.42	$2.59
Discontinued operations	$(0.06)	$4.12	$0.38
Net income per common share - basic	$3.43	$8.54	$2.97

Diluted
Continuing operations	$3.44	$4.39	$2.55
Discontinued operations	$(0.06)	$4.09	$0.37
Net income per common share - diluted	$3.38	$8.48	$2.92
20. SEGMENT INFORMATION
We manage our operations through three reportable segments: Churchill Downs, Online Wagering and Gaming. Refer to Note 1, Description of Business, for additional information regarding the changes we made to our segments during the first quarter of 2019. Prior year amounts have been reclassified to conform to this presentation.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Effective January 1, 2019, the Company does not allocate corporate and other related expenses to our segments in the accompanying consolidated statements of comprehensive income. The prior year amounts in the accompanying consolidated statements of comprehensive income were reclassified to conform to this presentation.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The tables below present net revenue from external customers and intercompany revenue from each of our segments, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:

	Years Ended December 31,
(in millions)	2019	2018	2017
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$187.6	$181.0	$161.3
Derby City Gaming	86.6	14.8	—
Total Churchill Downs	274.2	195.8	161.3
Online Wagering:
TwinSpires	289.9	290.2	255.6
Online Sports Betting and iGaming	0.6	—	—
Total Online Wagering	290.5	290.2	255.6
Gaming:
Presque Isle	138.5	—	—
Fair Grounds and VSI	123.0	117.7	111.1
Oxford Casino	101.7	102.0	90.8
Calder	99.8	98.6	87.9
Ocean Downs	85.9	25.9	—
Riverwalk Casino	58.9	54.5	48.2
Harlow’s Casino	55.3	50.2	50.0
Lady Luck Nemacolin	29.3	—	—
Saratoga	—	0.6	1.3
Total Gaming	692.4	449.5	389.3
All Other	72.6	73.5	76.4
Net revenue from external customers	$1,329.7	$1,009.0	$882.6

Intercompany net revenues:
Churchill Downs	$15.2	$12.7	$11.4
Online Wagering	1.1	1.3	1.1
Gaming:
Fair Grounds and VSI	1.8	1.6	1.6
Calder	0.1	0.1	—
Presque Isle	0.5	—	—
Total Gaming	2.4	1.7	1.6
All Other	11.6	11.2	10.8
Eliminations	(30.3)	(26.9)	(24.9)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Twelve Months Ended December 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$59.0	$277.1	$30.7	$366.8	$41.1	$407.9
Historical racing(a)	81.6	—	—	81.6	—	81.6
Racing event-related services	118.7	—	4.1	122.8	5.6	128.4
Gaming(a)	—	0.6	585.2	585.8	—	585.8
Other(a)	14.9	12.8	72.4	100.1	25.9	126.0
Total	$274.2	$290.5	$692.4	$1,257.1	$72.6	$1,329.7

	Twelve Months Ended December 31, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$54.9	$278.4	$27.1	$360.4	$43.1	$403.5
Historical racing(a)	13.8	—	—	13.8	—	13.8
Racing event-related services	115.2	—	3.9	119.1	5.8	124.9
Gaming(a)	—	—	365.9	365.9	—	365.9
Other(a)	11.9	11.8	52.6	76.3	24.6	100.9
Total	$195.8	$290.2	$449.5	$935.5	$73.5	$1,009.0

	Twelve Months Ended December 31, 2017
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$52.0	$239.6	$27.1	$318.7	$44.8	$363.5
Historical racing(a)	—	—	—	—	—	—
Racing event-related services	100.5	—	4.2	104.7	6.4	111.1
Gaming(a)	—	—	315.6	315.6	—	315.6
Other(a)	8.8	16.0	42.4	67.2	25.2	92.4
Total	$161.3	$255.6	$389.3	$806.2	$76.4	$882.6

(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $33.4 million in 2019, $26.1 million in 2018, and $21.5 million in 2017.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$289.4	$291.6	$694.8

Taxes and purses	(66.5)	(15.3)	(270.3)
Marketing and advertising	(7.1)	(12.2)	(21.5)
Salaries and benefits	(32.0)	(11.4)	(103.3)
Content expense	(2.4)	(152.8)	(6.0)
Selling, general and administrative expense	(8.0)	(7.2)	(29.0)
Other operating expense	(35.9)	(26.4)	(84.1)
Other income	0.2	—	100.3

Adjusted EBITDA	$137.7	$66.3	$280.9

	Year Ended December 31, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$208.5	$291.5	$451.2

Taxes and purses	(41.3)	(15.2)	(153.4)
Marketing and advertising	(5.7)	(6.0)	(15.5)
Salaries & benefits	(23.7)	(9.2)	(68.9)
Content expense	(2.2)	(152.0)	(4.1)
Selling, general and administrative expense	(5.3)	(5.9)	(18.6)
Other operating expense	(28.0)	(24.2)	(60.0)
Other income	0.1	—	43.3

Adjusted EBITDA	$102.4	$79.0	$174.0

	Year Ended December 31, 2017
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$172.7	$256.7	$390.9

Taxes and purses	(34.1)	(14.7)	(130.7)
Marketing and advertising	(2.7)	(8.2)	(13.0)
Salaries & benefits	(19.3)	(9.9)	(63.4)
Content expense	(2.4)	(125.0)	(4.0)
Selling, general and administrative expense	(4.0)	(6.9)	(17.1)
Other operating expense	(21.3)	(22.1)	(56.1)
Other income	0.1	—	42.0

Adjusted EBITDA	$89.0	$69.9	$148.6

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2019	2018	2017
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Comprehensive income attributable to CDI	$137.5	$353.2	$140.4
Foreign currency translation, net of tax	—	(0.6)	0.1
Change in pension benefits, net of tax	—	0.2	—
Net income attributable to CDI	137.5	352.8	140.5
Net loss attributable to noncontrolling interest	0.3	—	—
Net income before noncontrolling interest	137.2	352.8	140.5
Loss (income) from discontinued operations, net of tax	2.4	(170.2)	(18.1)
Income from continuing operations, net of tax	139.6	182.6	122.4

Additions:
Depreciation and amortization	96.4	63.6	56.0
Interest expense	70.9	40.1	49.3
Loss on extinguishment of debt	—	—	20.7
Income tax provision (benefit)	56.8	51.3	(19.9)
EBITDA	$363.7	$337.6	$228.5

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$23.8	$17.7	$16.0
Legal reserves	3.6	—	—
Other, net	0.4	(0.6)	0.5
Pre-opening expense	5.1	4.8	0.5
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	32.6	13.9	16.7
Changes in fair value of Midwest Gaming's interest rate swaps	12.4	—	—
Midwest Gaming's recapitalization and transactions costs	4.7	—	—
Other charges and recoveries, net	(0.2)	—	—
Gain on Ocean Downs/Saratoga transaction	—	(54.9)	—
Transaction expense, net	5.3	10.3	2.3
Impairment of tangible and other intangible assets	—	—	21.7
Total adjustments to EBITDA	87.7	(8.8)	57.7
Adjusted EBITDA	$451.4	$328.8	$286.2

Adjusted EBITDA by segment:
Churchill Downs	$137.7	$102.4	$89.0
Online Wagering	66.3	79.0	69.9
Gaming	280.9	174.0	148.6
Total segment Adjusted EBITDA	484.9	355.4	307.5
All Other	(33.5)	(26.6)	(21.3)
Total Adjusted EBITDA	$451.4	$328.8	$286.2

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The table below presents information about equity in income of unconsolidated affiliates included in our reported segments:

	Years Ended December 31,
(in millions)	2019	2018	2017
Gaming	$50.5	$29.4	$25.3
All Other	0.1	0.2	0.2
	$50.6	$29.6	$25.5

The table below presents total asset information for each of our segments:

	As of December 31,
(in millions)	2019	2018
Total assets:
Churchill Downs	$370.3	$359.6
Online Wagering	241.5	222.8
Gaming	1,030.1	877.1
Total segment assets	1,641.9	1,459.5
All Other	909.1	265.7
	$2,551.0	$1,725.2

The table below presents total capital expenditures for each of our segments:

	Years Ended December 31,
(in millions)	2019	2018	2017
Capital expenditures:
Churchill Downs	$31.4	$109.6	$54.1
Online Wagering	9.7	9.7	9.0
Gaming	37.1	20.7	39.7
Total segment capital expenditures	78.2	140.0	102.8
All Other	53.0	9.4	6.2
Total capital expenditures	$131.2	$149.4	$109.0

21. RELATED PARTY TRANSACTIONS
Directors and employees may from time to time own or have interests in horses racing at our racetracks. All such races are conducted under the regulations of each state’s respective regulatory agency, as applicable, and no director or employee receives any extra or special benefit with regard to having his or her horses selected to run in races or in connection with the actual running of races. There is no material financial statement impact attributable to directors or employees who may have interests in horses racing at our racetracks.
In the ordinary course of business, we may enter into transactions with certain of our officers and directors for the sale of personal seat licenses, suite accommodations, and tickets for our live racing events. We believe that each such transaction has been on terms no less favorable for us than could have been obtained in a transaction with a third party, and no officer or director received any extra or special benefit in connection with such transactions.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

22. SUBSEQUENT EVENTS
As of the date of this filing, there were no subsequent events.
23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions, except per common share data)	Year Ended December 31, 2019
	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter(b)
Net revenues	$265.4	$477.4	$306.3	$280.6
Operating income	28.0	156.4	27.8	3.5
Income from continuing operations, net of tax	11.9	108.3	15.2	4.2
Income (loss) from discontinued operations, net of tax	(0.3)	(1.2)	(0.4)	(0.5)

Net income (loss) per common share - basic (e):
Continuing operations	$0.30	$2.70	$0.38	$0.11
Discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Net income per common share - basic	$0.29	$2.67	$0.37	$0.10

Net income (loss) per common share - diluted (e):
Continuing operations	$0.30	$2.66	$0.37	$0.11
Discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Net income per common share - diluted	$0.29	$2.63	$0.36	$0.10

(in millions, except per common share data)	Year Ended December 31, 2018
	First Quarter(c)	Second Quarter	Third Quarter(d)	Fourth Quarter
Net revenues	$189.3	$379.4	$221.3	$219.0
Operating income	19.7	136.6	20.5	12.0
Income from continuing operations, net of tax	14.1	103.2	58.0	7.3
Income (loss) from discontinued operations, net of tax	167.9	(0.1)	(1.7)	4.1

Net income (loss) per common share - basic (e):
Continuing operations	$0.33	$2.54	$1.43	$0.18
Discontinued operations	3.88	—	(0.04)	0.10
Net income per common share - basic	$4.21	$2.54	$1.39	$0.28

Net income (loss) per common share - diluted (e):
Continuing operations	$0.32	$2.52	$1.42	$0.18
Discontinued operations	3.86	—	(0.04)	0.10
Net income per common share - diluted	$4.18	$2.52	$1.38	$0.28
(a)First quarter of 2019 includes the acquisitions of Presque Isle and Lady Luck Nemacolin, and equity investment in Midwest Gaming.
(b)Fourth quarter of 2019 includes the acquisition of Turfway Park and $10.0 million accelerated amortization of the purchase and sale rights related to the Turfway Park Acquisition.
(c)First quarter of 2018 includes a $219.5 million gain on the Big Fish Games Transaction, which is included as a discontinued operation.
(d)Third quarter of 2018 includes a $54.9 million gain on the Ocean Downs/Saratoga Transaction.
(e)Net income per common share calculations for each quarter are based on the weighted average number of shares outstanding during the respective period. The sum of the quarters may not equal the full-year income (loss) per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Churchill Downs Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Presque Isle Downs and Casino (“Presque Isle”) and Turfway Park from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded Presque Isle and Turfway Park from our audit of internal control over financial reporting. Presque Isle and Turfway Park are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 9.3% and 10.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Presque Isle Indefinite-Lived Gaming Rights Intangible Asset

As described in Notes 1 and 3 to the consolidated financial statements, in 2019 the Company completed the acquisition of Presque Isle for cash consideration of $178.9 million, which resulted in a $56.0 million indefinite-lived gaming rights intangible asset being recorded. The fair value of the gaming rights intangible asset was determined by management using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. The primary inputs used by management in the estimation of the fair value of the gaming rights intangible asset included estimated future revenue and operating expenses, start-up costs, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the Presque Isle indefinite-lived gaming rights intangible asset is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the gaming rights intangible asset acquired due to the significant amount of judgment by management when developing the fair value estimate, (ii) significant audit effort was required in evaluating the estimated future revenue, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the gaming rights intangible asset and controls over the development of the estimated future revenue assumption. These procedures also included, among others, reading the purchase agreement, testing management’s process for estimating the fair value of the gaming rights intangible asset, and testing management’s projected cash flows used to estimate the fair value of the gaming rights intangible asset. Testing management’s process included evaluating the appropriateness of the Greenfield Method and the reasonableness of the estimated future revenue significant assumption. Evaluating the reasonableness of the estimated future revenue involved considering the past performance of Presque Isle, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's Greenfield Method.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 26, 2020

We have served as the Company’s auditor since 1990.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Churchill Downs Incorporated, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Churchill Downs Incorporated's internal control over financial reporting based upon the framework in the Integrated Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2019.
In January 2019, we completed the Presque Isle Transaction, and in October 2019, we completed the Turfway Park Acquisition, and have not fully incorporated the internal controls and procedures with respect to these transactions as the integration activities are ongoing. Accordingly, management excluded Presque Isle and Turfway Park from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. Presque Isle and Turfway Park represented approximately 10.7% of consolidated net revenues of the Company for the year ended December 31, 2019, and approximately 9.3% of consolidated total assets as of December 31, 2019.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Chad E. Dobson
William C. Carstanjen	Marcia A. Dall	Chad E. Dobson
Chief Executive Officer	Executive Vice President and	Vice President and
February 26, 2020	Chief Financial Officer	Chief Accounting Officer
	February 26, 2020	February 26, 2020
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors and audit committee is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.
We have adopted a Code of Conduct that applies to all directors, employees, and officers, including our Chief Executive Officer, Chief Financial Officer and principal financial officers. This Code of Conduct is available on our corporate website, www.churchilldownsincorporated.com, under the "Corporate Governance" subheading of the "Investors" heading and is also available to shareholders upon request.
Information about our Executive Officers

Name	Age as of 2/26/2020	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated

William C. Carstanjen	52	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	48	President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	56	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group / Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

Austin W. Miller	56	Senior Vice President of Gaming Operations since August 2013.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Schedule 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2019, 2018 and 2017 are included in Part II, Item 8:
		Consolidated Balance Sheets	54
		Consolidated Statements of Comprehensive Income	53
		Consolidated Statements of Shareholders’ Equity	55
		Consolidated Statements of Cash Flows	56
		Notes to Consolidated Financial Statements	58
		Report of Independent Registered Public Accounting Firm	97
	(2)	Schedule II—Valuation and Qualifying Accounts	108
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.
	(3)	For the list of required exhibits, see exhibit index.	102
(b)		Exhibits	102
		See exhibit index.
(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Stock Purchase Agreement, dated as of November 29, 2017, by and among Aristocrat Technologies, Inc., Churchill Downs Incorporated and Big Fish Games, Inc.	Exhibit 2.1 to Current Report on Form 8-K (Commission file number 001-33998) filed on November 30, 2017**

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K (Commission file number 001-33998) filed January 17, 2019

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.2 to Current Report on Form 8-K (Commission file number 001-33998) filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 000-01469) filed March 17, 2008

	(b)	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

	(c)	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K (Commission file number 001-33998) filed March 26, 2019

	(d)	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

	(e)	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities, LLC	Exhibit 4.2 to Current Report on Form 8-K (Commission file number 001-33998) filed March 26, 2019

	(f)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934***

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K (Commission file number 000-01469) for the fiscal year ended December 31, 1998 filed March 31, 1999

	(b)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q (Commission file number 000-01469) for the fiscal quarter ended March 31, 2001 filed May 15, 2001

	(c)	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K (Commission file number 000-01469) filed January 6, 2003

	(d)	2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 000-01469) filed June 21, 2005

	(e)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 000-01469) filed June 8, 2006

	(f)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A (Commission file number 000-01469) filed April 30, 2007

	(g)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q (Commission file number 000-01469) for the fiscal quarter ended June 30, 2007 filed August 7, 2007

Numbers	Description	By Reference To
(h)	Third Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed December 19, 2019

(i)	Amended and Restated Terms and Conditions of Performance Stock Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, dated as of December 19, 2008*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 22, 2008

(j)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008 filed March 4, 2009

(k)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008 filed March 4, 2009

(l)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2008 filed March 4, 2009

(m)	Form of Churchill Downs Incorporated Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10(LL) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2011 filed March 12, 2012

(n)	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013*	Exhibit A to Schedule 14A (Commission file number 001-33998) filed May 3, 2012

(o)	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit B to Schedule 14A (Commission file number 001-33998) filed May 3, 2012

(p)	Form of Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan, dated as of February 9, 2015, by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed February 12, 2015

(q)	Form of Churchill Downs Incorporated Restricted Stock Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1A to Current Report on Form 8-K (Commission file number 001-33998) filed September 28, 2015

(r)	Form of Churchill Downs Incorporated Performance Share Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1B to Current Report on Form 8-K (Commission file number 001-33998) filed September 28, 2015

(s)	Stock Repurchase Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed June 12, 2017

(t)	Amended and Restated Stockholder’s Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed June 12, 2017

(u)	Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	Exhibit 4.3 to Current Report on Form 8-K (Commission file number 001-33998) filed December 27, 2017

(v)	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement*	Exhibit 10(a) to Quarterly Report on Form 10-Q (Commission file number 001-33998) for the fiscal quarter ended June 30, 2016 filed August 3, 2016

(w)	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed April 29, 2016

Numbers		Description	By Reference To

	(x)	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan*	Exhibit B to Schedule 14A (Commission file number 001-33998) filed March 29, 2016

	(y)	Churchill Downs Incorporated Restricted Stock Unit Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed December 19, 2019

	(z)	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(aa)	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.2 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(bb)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.3 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(cc)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.4 to Current Report on Form 8-K (Commission file number 001-33998) filed November 5, 2018

	(dd)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 12, 2015, by and between Churchill Downs Incorporated and Marcia A. Dall*	Exhibit 10(ee) to Annual Report on Form 10-K (Commission file number 001-33998) for the fiscal year ended December 31, 2018 filed February 27, 2019

	(ee)	Change in Control, Severance, and Indemnity Agreement, dated as of October 1, 2019, by and between Churchill Downs Incorporated and Austin W. Miller*	Exhibit 10.1 to Current Report on Form 8-K (Commission file number 001-33998) filed October 2, 2019

	(ff)	First amendment to the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan, dated as of February 12, 2020***

21		Subsidiaries of the Registrant***

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm***

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))* ***

101	INS	Inline XBRL Instance Document***

101	SCH	Inline XBRL Taxonomy Extension Schema Document***

101	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

Numbers		Description	By Reference To

101	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.
** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request.
*** Filed herewith.
**** Furnished herewith.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)
February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 26, 2020	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 26, 2020	February 26, 2020
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman	/s/ Robert L. Fealy
R. Alex Rankin	Ulysses L. Bridgeman	Robert L. Fealy
February 26, 2020	February 26, 2020	February 26, 2020
(Chairman of the Board)	(Director)	(Director)

/s/ Douglas C. Grissom	/s/ Daniel P. Harrington	/s/ Karole F. Lloyd
Douglas C. Grissom	Daniel P. Harrington	Karole F. Lloyd
February 26, 2020	February 26, 2020	February 26, 2020
(Director)	(Director)	(Director)

	February 26, 2020	February 26, 2020

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
2019	$4.0	$2.1	$(1.7)	$4.4
2018	3.6	3.0	(2.6)	4.0
2017	3.5	1.8	(1.7)	3.6

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2019	$0.2	$—	$—	$0.2
2018	0.2	—	—	0.2
2017	0.4	—	(0.2)	0.2