Form 10-Q
period 2020-03-31
CHURCHILL DOWNS Inc
filed 2020-04-29
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at April 15, 2020 was 39,434,743 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2020	2019
Net revenue:
Churchill Downs	$23.5	$21.0
Online Wagering	67.3	63.1
Gaming	147.6	168.8
All Other	14.5	12.5
Total net revenue	252.9	265.4
Operating expense:
Churchill Downs	26.6	23.4
Online Wagering	50.1	45.1
Gaming	124.8	125.0
All Other	21.1	15.5
Selling, general and administrative expense	24.1	24.9
Impairment of intangible assets	17.5	—
Transaction expense, net	0.3	3.5
Total operating expense	264.5	237.4
Operating (loss) income	(11.6)	28.0
Other income (expense):
Interest expense, net	(19.3)	(13.7)
Equity in (loss) income of unconsolidated affiliates	(3.3)	4.1
Total other expense	(22.6)	(9.6)
(Loss) income from continuing operations before provision for income taxes	(34.2)	18.4
Income tax benefit (provision)	11.6	(6.5)
(Loss) income from continuing operations, net of tax	(22.6)	11.9
Loss from discontinued operations, net of tax	(0.9)	(0.3)
Net (loss) income	(23.5)	11.6
Net loss attributable to noncontrolling interest	(0.1)	—
Net (loss) income and comprehensive (loss) income attributable to CDI	$(23.4)	$11.6

Net (loss) income per common share data - basic:
Continuing operations	$(0.57)	$0.30
Discontinued operations	$(0.02)	$(0.01)
Net (loss) income per common share data - basic	$(0.59)	$0.29

Net (loss) income per common share data - diluted:
Continuing operations	$(0.57)	$0.30
Discontinued operations	$(0.02)	$(0.01)
Net (loss) income per common share data - diluted	$(0.59)	$0.29

Weighted average shares outstanding:
Basic	39.7	40.4
Diluted	39.7	40.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$700.9	$96.2
Restricted cash	43.6	46.3
Accounts receivable, net	36.5	37.3
Income taxes receivable	25.2	14.5
Other current assets	36.8	26.9
Total current assets	843.0	221.2
Property and equipment, net	990.8	937.3
Investment in and advances to unconsolidated affiliates	630.0	634.5
Goodwill	367.1	367.1
Other intangible assets, net	351.1	369.8
Other assets	21.8	21.1
Total assets	$3,203.8	$2,551.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80.6	$57.8
Accrued expenses and other current liabilities	161.4	173.4
Current deferred revenue	98.1	42.5
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	23.5
Total current liabilities	344.1	301.2
Long-term debt, net of current maturities and loan origination fees	1,071.6	384.0
Notes payable, net of debt issuance costs	1,086.3	1,085.9
Non-current deferred revenue	16.7	16.7
Deferred income taxes	210.9	212.8
Other liabilities	38.6	39.4
Total liabilities	2,768.2	2,040.0
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	433.9	509.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total Churchill Downs Incorporated shareholders' equity	433.0	508.3
Noncontrolling interest	2.6	2.7
Total shareholders' equity	435.6	511.0
Total liabilities and shareholders' equity	$3,203.8	$2,551.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
Net loss			(23.4)		(0.1)	(23.5)
Repurchase of common stock	(0.3)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards			(15.1)			(15.1)
Stock-based compensation		4.3				4.3
Adoption of ASC 326			(0.5)			(0.5)
Balance, March 31, 2020	39.4	$—	$433.9	$(0.9)	$2.6	$435.6

	Three Months Ended March 31, 2019
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$—	$473.3
Net income			11.6			11.6
Issuance of common stock	0.1	—				—
Repurchase of common stock	(0.3)	(4.7)	(20.3)			(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)	—	(7.6)			(7.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		4.7				4.7
Adoption of ASC 842			(0.3)			(0.3)
Other			0.2			0.2
Balance, March 31, 2019	40.2	$—	$457.8	$(0.9)	$—	$456.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(23.5)	$11.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22.0	20.8
Distributions from unconsolidated affiliates	1.3	6.0
Equity in loss (income) of unconsolidated affiliates	3.3	(4.1)
Stock-based compensation	4.3	4.7
Deferred income taxes	(1.9)	6.4
Impairment of intangible assets	17.5	—
Amortization of operating lease assets	1.2	—
Other	0.9	0.4
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Income taxes	(10.7)	0.3
Deferred revenue	53.4	46.2
Other assets and liabilities	(24.3)	(22.0)
Net cash provided by operating activities	43.5	70.3
Cash flows from investing activities:
Capital maintenance expenditures	(9.0)	(13.9)
Capital project expenditures	(39.3)	(14.2)
Acquisition of businesses, net of cash acquired	—	(171.3)
Investments in and advances to unconsolidated affiliates	—	(409.8)
Other	—	(9.9)
Net cash used in investing activities	(48.3)	(619.1)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	719.8	1,231.9
Repayments of borrowings under long-term debt obligations	(32.4)	(632.9)
Payment of dividends	(23.4)	(22.2)
Repurchase of common stock	(28.4)	(26.5)
Cash settlement of stock awards	(12.7)	—
Taxes paid related to net share settlement of stock awards	(15.1)	(7.6)
Debt issuance costs	(0.9)	(7.5)
Other	(0.1)	(2.3)
Net cash provided by financing activities	606.8	532.9
Net increase in cash, cash equivalents and restricted cash	602.0	(15.9)
Cash, cash equivalents and restricted cash, beginning of period	142.5	173.3
Cash, cash equivalents and restricted cash, end of period	$744.5	$157.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16.6	$18.8
Income taxes	0.5	0.5
Schedule of non-cash investing and financing activities:
Deferred tax liability assumed from equity investment	$—	$103.2
Property and equipment additions included in accounts payable and accrued expenses	36.5	3.7
Repurchase of common stock included in accrued expenses	—	1.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The Churchill Downs Incorporated (the "Company", "we", "us", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
We conduct our business through three reportable segments: Churchill Downs, Online Wagering, and Gaming. We aggregate our other businesses as well as certain corporate operations, and other immaterial joint ventures, in All Other. We report net revenue and operating expense associated with these reportable segments in the accompanying condensed consolidated statements of comprehensive income.
Recent Developments Regarding COVID-19
In recent months, a new strain of coronavirus (COVID-19) has spread to many countries in the world, including the United States, and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already resulted in significant negative economic impacts in the United States and in relation to our business. The long-term impact of COVID-19 on the United States and world economies remains uncertain, the duration and scope of which cannot currently be predicted.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we have temporarily closed or suspended operations at the following properties, effective as of the following dates:
Churchill Downs
•Simulcast operations at Churchill Downs Racetrack on March 15, 2020.
•Derby City Gaming on March 15, 2020.
Gaming
Wholly-Owned Properties
•Calder Casino and Racing ("Calder") on March 16, 2020.
•Fair Grounds Slots and Video Services, LLC ("VSI") on March 16, 2020.
•Fair Grounds Race Course conducted spectator-free live racing, including the Louisiana Derby, from March 13, 2020 through March 21, 2020 and canceled the remainder of racing dates.
•Harlow's Casino Resort and Spa ("Harlow's") on March 16, 2020.
•Ocean Downs Casino and Racetrack ("Ocean Downs") on March 15, 2020.
•Oxford Casino and Hotel ("Oxford") on March 16, 2020.
•Presque Isle Downs and Casino ("Presque Isle") on March 16, 2020.
•Riverwalk Casino Hotel ("Riverwalk") on March 16, 2020.
Managed Properties
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") on March 16, 2020.
Equity Investments
•Rivers Casino Des Plaines ("Rivers Des Plaines") on March 15, 2020.
•Miami Valley Gaming and Racing ("MVG") on March 14, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All Other
•Arlington International Racecourse ("Arlington") off track betting facilities ("OTBs") and simulcast operations on March 16, 2020.
•Turfway Park conducted spectator-free live racing from March 12, 2020 through March 25, 2020 and canceled the remainder of racing dates.
On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at its wholly-owned gaming properties and certain wholly-owned racing operations. The Company is continuing to provide health, dental, vision and life insurance benefits to furloughed employees at our wholly-owned properties. The Company also implemented a salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management has received the largest salary decrease, based on both percentage and dollar amount. The salary reductions will remain in effect until the Company begins to return to normalized operations.
There have been a number of other aspects of our business that have been impacted by COVID-19 during the three months ended March 31, 2020, including the following:
•The Company rescheduled the 146th Kentucky Oaks and Derby from May 1-2, 2020 to September 4-5, 2020.
•Starting in mid-February 2020, U.S. and international sporting events were cancelled, which reduced our sports betting options for our customers.
•Horse racing content for wagering on our TwinSpires business ("TwinSpires") decreased, although handle increased as our customers wagered more on the content that was available.
Financial Status and Outlook
The Company has temporarily reduced its planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and our prioritization of capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
On March 16, 2020, we borrowed $675.4 million on our revolving credit facility (the "Revolver") pursuant to the Credit Agreement (defined below) to provide the Company with additional financial flexibility, which provided the Company with $700.9 million of cash and cash equivalents as of March 31, 2020. The Company was in compliance with all applicable covenants in the Credit Agreement at March 31, 2020.
On April 28, 2020, the Company entered into a Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with its existing consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.
We continue to assess the situation at our properties and operations on a daily basis; however, we are unable to determine when we will be able to reopen our properties and operations and the conditions upon which we will reopen. Our second quarter of 2020 financial results will be materially impacted by the rescheduling of the Kentucky Oaks and Derby from the second quarter of 2020 to the third quarter of 2020, by the continued closure and suspended operations of our wholly-owned gaming properties and certain wholly-owned racing operations, and by the continued closure of the casino properties related to our two equity investments.
Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash for at least the next twelve months to fund our business operations, meet all of our financial commitments, and invest in key growth capital projects.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Des Plaines in Des Plaines, Illinois to acquire approximately 42% of Midwest Gaming from affiliates and co-investors of Clairvest Group Inc. ("Clairvest") and members of High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC and Casino Investors, LLC ("Casino Investors") for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments (the "Sale Transaction"). Following the closing of the Sale Transaction, the parties completed a recapitalization transaction on March 6, 2019 (the "Recapitalization"), pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36.0% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
Refer to Note 14, Investments in and Advances to Unconsolidated Affiliates, for further information on the Midwest Gaming transactions.
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
Refer to Note 4, Acquisitions, for further information on the Turfway Park Acquisition.
Seasonality
Churchill Downs
Due to the seasonal nature of our live racing business at Churchill Downs Racetrack, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Derby and Kentucky Oaks. However, as announced on March 17, 2020, due to the COVID-19 pandemic, the Company rescheduled the 146th Kentucky Oaks and Kentucky Derby from May 1, 2020 and May 2, 2020 to September 4, 2020 and September 5, 2020, respectively.
Online Wagering
Due to the seasonal nature of the racing business, revenue and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, our revenue is higher in the second quarter with the running of the Kentucky Derby and the Kentucky Oaks. However, as announced on March 17, 2020, due to the COVID-19 pandemic, the Company rescheduled the 146th Kentucky Oaks and Kentucky Derby from May 1, 2020 and May 2, 2020 to September 4, 2020 and September 5, 2020, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncement - Adopted on January 1, 2020
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses, ("ASC 326") which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. We adopted ASC 326 on January 1, 2020 using the modified retrospective approach. We recognized the cumulative effect of applying ASC 326 as an opening balance sheet adjustment at January 1, 2020. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 326 did not have a material impact on our business and therefore we have not included the disclosure requirements of ASC 326 in this Quarterly Report on Form 10-Q.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We adopted this guidance on January 1, 2020. The new guidance did not result in a cumulative adjustment upon adoption and the fair value of our Presque Isle reporting unit exceeded the carrying amount in our March 31, 2020 trigger event testing (refer to Note 7, Asset Impairment, for further information). As a result, there was no impairment recognized under the new guidance for the period ended March 31, 2020.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other: Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. We adopted this guidance on January 1, 2020. This guidance is consistent with our current accounting policies, and therefore our adoption of this guidance did not have a material impact on our business.
3. SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policy for the allowance for doubtful accounts receivable described below, which was updated as a result of our adoption of ASC 326 on January 1, 2020, as described in Note 2, Recent Accounting Pronouncements, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019.
Allowance for Doubtful Accounts Receivable
Upon our adoption of ASC 326 on January 1, 2020, we maintained an allowance for doubtful accounts for current expected credit losses on our financial assets measured at amortized cost which are primarily included in accounts receivable, net in the accompanying condensed consolidated balance sheets. The Company evaluates current expected credit losses on a collective (pool) basis when similar risk characteristics exist. Write-offs are recognized when the Company concludes that all or a portion of a financial asset is no longer collectible. Any subsequent recovery is recognized when it occurs.
4. ACQUISITIONS
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. DISCONTINUED OPERATIONS
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. (the "Purchaser"), a Nevada corporation, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
The Big Fish Games segment and the related Big Fish Transaction meet the criteria for discontinued operation presentation. The condensed consolidated statements of comprehensive income and the notes to financial statements reflect Big Fish Games as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The condensed consolidated statements of cash flows include both continuing and discontinued operations.
The following table presents the financial results of Big Fish Games included in "loss from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
(in millions)	2020	2019
Net revenue	$—	$—

Selling, general and administrative expense	1.2	0.4
Loss from discontinued operations before provision for income taxes	(1.2)	(0.4)
Income tax benefit	0.3	0.1
Loss from discontinued operations, net of tax	$(0.9)	$(0.3)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is comprised of the following:

(in millions)	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2019	$49.7	$148.2	$165.2	$4.0	$367.1
Additions	—	—	—	—	—
Balances as of March 31, 2020	$49.7	$148.2	$165.2	$4.0	$367.1
Other intangible assets are comprised of the following:

	March 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.3	$(16.2)	$15.1	$31.3	$(15.0)	$16.3
Indefinite-lived intangible assets			336.0			353.5
Total			$351.1			$369.8
Refer to Note 7, Asset Impairment, for further information regarding our goodwill and other intangible assets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. ASSET IMPAIRMENT
During the quarter ended March 31, 2020, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of its intangible assets, goodwill, or property and equipment, were impaired ("Trigger Event"), or if there were any other than temporary impairments of our equity investments. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of April 1, 2019, changes in carrying values, changes in discount rates, and the impact of temporary property closures due to the COVID-19 pandemic on cash flows. Based on the Company's evaluation, the Company concluded that a Trigger Event occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of the COVID-19 pandemic and the recent closing of the Presque Isle Transaction in 2019.
The initial fair value of Presque Isle gaming rights in the first quarter of 2019 was determined using the Greenfield Method, which is an income approach methodology that calculates the present value based on a projected cash flow stream. This method assumes that the Presque Isle gaming rights provide the opportunity to develop a casino and online wagering platform in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue, operating expenses, start-up costs, and discount rate were the primary inputs in the valuation.
Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the Company recognized an impairment of $15.0 million in first quarter of 2020 for its Presque Isle gaming rights ($12.5 million related to the Gaming segment and $2.5 million related to the Online Wagering segment).
The Presque Isle trademark was initially valued in first quarter of 2019 using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. The estimated future revenue, royalty rate, and discount rate were the primary inputs in the valuation of the trademark.
Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated projected cash flow stream. As a result, the Company recognized an impairment of $2.5 million in first quarter of 2020 for its Presque Isle trademark.
The fair value of the Presque Isle reporting unit's goodwill was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
In accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other, the Company performed its impairment testing of the Presque Isle gaming rights and trademark prior to testing Presque Isle goodwill. Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated project cash flow stream. As a result, the Company did not recognize an impairment for Presque Isle goodwill in first quarter of 2020 because the fair value exceeded the carrying value.
8. INCOME TAXES
The Company’s effective income tax rate for the three months ended March 31, 2020 reflects a tax benefit on a pretax loss. The income tax rate was higher than the U.S. federal statutory rate of 21.0% primarily resulting from tax benefits recognized during a period of pretax loss related to state income taxes and tax deductions in excess of book deductions related to vesting of restricted stock units.
The Company's effective income tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21.0%, primarily due to $2.8 million of future income tax expenses recognized from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior year quarter, as well as state income taxes and certain non-deductible expenses for purposes of income taxes. This expense was partially offset by tax benefits resulting from tax deductions in excess of book deductions related to vesting of restricted stock units.
9. SHAREHOLDERS’ EQUITY
On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaced the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The new authorized amount includes and is not in addition to any unspent amount

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
For the three months ended March 31, 2020, we repurchased 235,590 shares of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $27.9 million based on trade date. We had approximately $147.1 million of repurchase authority remaining under this program at March 31, 2020, based on trade date.
10. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $4.3 million for the three months ended March 31, 2020 and $4.7 million for the three months ended March 31, 2019.
During the three months ended March 31, 2020, the Company awarded RSUs to employees and RSUs and PSUs to certain named executive officers ("NEOs"). The vesting criteria for the PSU awards granted in 2020 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
On February 12, 2020, the Compensation Committee of the Board of Directors offered, and the NEOs accepted, to settle the 2017 PSU Awards in cash.
A summary of the RSUs and PSUs granted during 2020 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded	Vesting Terms

2020	RSU	44	Vest equally over three service periods ending in 2021, 2022, and 2023
2020	RSU	37	Vest equally over three service periods ending in 2020, 2021, and 2022
2020	PSU	37	Three year performance and service period ending in 2022

11. DEBT
Credit Agreement
On March 16, 2020, the Company entered into a First Amendment (the “First Amendment”) to its Credit Agreement (as amended, the “Credit Agreement”), dated December 27, 2017, among the Company, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other financial institutions party thereto.
The First Amendment extends the maturity for the Company’s Revolver to at least September 27, 2024, which is 91 days prior to the latest maturity date of the Company’s term loan facility on December 27, 2024. Previously, the maturity date of the revolving credit facility was December 27, 2022.
The interest rates applicable to the Company’s borrowings under the Credit Agreement are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment, among other things, lowers the upper limit of the applied spreads with respect to revolving loans from 2.25% to 1.75% and for commitment fees with respect thereto from 0.35% to 0.30%, and generally offers a reduced pricing schedule for outstanding borrowings and commitment fees with respect to the Revolver across all other leverage pricing levels. The interest rates applicable to borrowings under the facilities are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment does not alter the Company’s borrowing capacity.
The Company capitalized $1.1 million of debt issuance costs associated with the First Amendment which are amortized as interest expense over the remaining duration of the Revolver.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 16, 2020, we borrowed $675.4 million on our Revolver to provide the Company with additional financial flexibility, which provided the Company with $700.9 million of cash and cash equivalents as of March 31, 2020. The Company was in compliance with all applicable covenants in the Credit Agreement at March 31, 2020.
On April 28, 2020, the Company entered into a Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with its existing consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2020, the Churchill Downs segment had remaining performance obligations, on contracts with a duration greater than one year, with an aggregate transaction price of $167.5 million. The revenue we expect to recognize on these remaining performance obligations is $47.5 million for the remainder of 2020, $37.1 million in 2021, $31.7 million in 2022, and the remainder thereafter.
As of March 31, 2020, our remaining performance obligations in segments other than Churchill Downs were not material.
Contract Assets and Contract Liabilities
As of March 31, 2020 and December 31, 2019, contract assets were not material.
As of March 31, 2020 and December 31, 2019, contract liabilities were $119.0 million and $63.1 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Churchill Downs segment and the increase was primarily due to cash payments received for unfulfilled performance obligations. We recognized $3.8 million of revenue during the three months ended March 31, 2020 that was included in the contract liabilities balance at December 31, 2019. We recognized $2.7 million of revenue during the three months ended March 31, 2019 that was included in the contract liabilities balance at December 31, 2018.
Disaggregation of Revenue
In Note 18, Segment Information, the Company has included its disaggregated revenue disclosures as follows:
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
•For the Online Wagering segment, revenue is disaggregated between TwinSpires and online sports betting and iGaming business given that TwinSpires' revenue is primarily related to online pari-mutuel wagering on live race events while online sports betting and iGaming revenue relates to casino gaming service offerings.   Online sports betting and iGaming service offerings are currently nominal. Within the Online Wagering segment, revenue is further disaggregated between live and simulcast racing, gaming, and other services.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Account wagering deposits liability	$32.7	$28.9
Accrued interest	22.1	19.7
Purses payable	15.2	19.9
Accrued salaries and related benefits	11.2	29.2
Other	80.2	75.7
Total	$161.4	$173.4

14. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
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
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus its accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. As of March 31, 2020, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $834.0 million.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates. The summarized income statement information for the three months ended March 31, 2020 and 2019 and summarized balance sheet information as of March 31, 2020 and December 31, 2019 includes the following equity investments: MVG, Rivers Des Plaines from the transaction date of March 5, 2019, and two other immaterial joint ventures.

	Three Months Ended March 31,
(in millions)	2020	2019
Net revenue	$137.8	$89.5

Operating and SG&A expense	100.8	61.0
Depreciation and amortization	4.2	2.2
Total operating expense	105.0	63.2
Operating income	32.8	26.3
Interest and other, net	(35.8)	(17.0)
Net (loss) income	$(3.0)	$9.3

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
Assets
Current assets	$126.6	$64.0
Property and equipment, net	273.1	256.1
Other assets, net	246.0	240.1
Total assets	$645.7	$560.2
Liabilities and Members' Deficit
Current liabilities	$112.7	$73.3
Long-term debt	775.6	745.0
Other liabilities	41.8	20.6
Members' deficit	(284.4)	(278.7)
Total liabilities and members' deficit	$645.7	$560.2

15. FAIR VALUE OF ASSETS AND LIABILITIES
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
Debt
The fair value of the Company’s 4.75% Senior Notes due 2028 (the "2028 Senior Notes") and 5.375% Senior Notes due 2027 ("2027 Senior Notes") are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's $400.0 million Senior Secured Term Loan B (the "Term Loan B") and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$43.6	$43.6	$43.6	$—	$—
Financial liabilities:
Term Loan B	387.2	391.0	—	391.0	—
Revolver	688.4	688.4	—	688.4	—
2027 Senior Notes	592.3	558.0	—	558.0	—
2028 Senior Notes	494.0	435.0	—	435.0	—

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$46.3	$46.3	$46.3	$—	$—
Financial liabilities:
Term Loan B	388.0	392.0	—	392.0	—
2027 Senior Notes	592.0	636.0	—	636.0	—
2028 Senior Notes	493.9	515.2	—	515.2	—

16. CONTINGENCIES
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
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the United States Environmental Protection Agency ("EPA") regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final regulatory and court approval. If approved, the agreement will include a $2.8 million penalty, which was accrued for in the third quarter of 2019 and is included in accrued expense and other current liabilities in our accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Numerator for basic net (loss) income per common share:
Net (loss) income from continuing operations	$(22.6)	$11.9
Net loss attributable to noncontrolling interest	(0.1)	—
Net (loss) income from continuing operations, net of loss attributable to noncontrolling interests	(22.5)	11.9
Net loss from discontinued operations	(0.9)	(0.3)
Numerator for basic net (loss) income per common share	$(23.4)	$11.6
Numerator for diluted net (loss) income from continuing operations per common share	$(22.5)	$11.9
Numerator for diluted net (loss) income per common share	$(23.4)	$11.6

Denominator for net (loss) income per common share:
Basic	39.7	40.4
Plus dilutive effect of stock awards	—	0.2
Diluted	39.7	40.6

Net (loss) income per common share data:
Basic
Continuing operations	$(0.57)	$0.30
Discontinued operations	$(0.02)	$(0.01)
Net (loss) income per common share - basic	$(0.59)	$0.29

Diluted
Continuing operations	$(0.57)	$0.30
Discontinued operations	$(0.02)	$(0.01)
Net (loss) income per common share - diluted	$(0.59)	$0.29

Anti-dilutive stock awards excluded from the calculation of diluted shares	0.5	—

18. SEGMENT INFORMATION
We manage our operations through three reportable segments:
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•Online Wagering
The Online Wagering segment includes the revenue and expenses for TwinSpires and the online sports betting and iGaming business.
TwinSpires operates our online horse racing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; facilitates high dollar wagering by international customers ("Velocity"); and provides the platform for horse racing statistical data generated by our information business that provides data and processing services to the equine industry ("Brisnet").
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
The Gaming segment revenue and Adjusted EBITDA includes the following properties:
◦Calder
◦Fair Grounds Slots, Fair Grounds Race Course, and VSI (collectively, "Fair Grounds and VSI")
◦Harlow’s
◦Lady Luck Nemacolin management agreement
◦Ocean Downs
◦Oxford
◦Presque Isle
◦Riverwalk
The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:
◦61.3% equity investment in Midwest Gaming, the parent company of Rivers Des Plaines
◦50% equity investment in MVG
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
•United Tote
•Oak Grove Racing and Gaming
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
◦Acquisition and disposition related charges;
◦Calder racing exit costs; and
◦Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Midwest Gaming's impact on our investments in unconsolidated affiliates from:
◦The impact of changes in fair value of interest rate swaps; and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

◦Recapitalization and transaction costs;
•Asset impairments;
•Gain on Ocean Downs/Saratoga Transaction;
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
The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive (loss) income to Adjusted EBITDA:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$1.9	$2.3
Derby City Gaming	21.6	18.7
Total Churchill Downs	23.5	21.0
Online Wagering:
TwinSpires	66.6	63.0
Online Sports Betting and iGaming	0.7	0.1
Total Online Wagering	67.3	63.1
Gaming:
Fair Grounds and VSI	31.6	37.5
Presque Isle	27.6	29.7
Calder	21.8	25.4
Oxford	20.1	23.9
Ocean Downs	14.8	18.4
Riverwalk	12.7	16.3
Harlow’s	11.7	15.3
Lady Luck Nemacolin	7.3	2.3
Total Gaming	147.6	168.8
All Other	14.5	12.5
Net revenue from external customers	$252.9	$265.4

	Three Months Ended March 31,
(in millions)	2020	2019
Intercompany net revenue:
Churchill Downs	$0.3	$0.4
Online Wagering	0.4	0.3
Gaming	1.5	1.3
All Other	3.0	2.2
Eliminations	(5.2)	(4.2)
Intercompany net revenue	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$1.0	$63.9	$9.9	$74.8	$9.9	$84.7
Historical racing(a)	20.4	—	—	20.4	—	20.4
Racing event-related services	—	—	1.3	1.3	0.1	1.4
Gaming(a)	—	0.7	121.6	122.3	—	122.3
Other(a)	2.1	2.7	14.8	19.6	4.5	24.1
Total	$23.5	$67.3	$147.6	$238.4	$14.5	$252.9

	Three Months Ended March 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$1.4	$60.5	$12.2	$74.1	$7.5	$81.6
Historical racing(a)	17.7	—	—	17.7	—	17.7
Racing event-related services	—	—	1.5	1.5	—	1.5
Gaming(a)	—	0.1	146.6	146.7	—	146.7
Other	1.9	2.5	8.5	12.9	5.0	17.9
Total	$21.0	$63.1	$168.8	$252.9	$12.5	$265.4
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $7.6 million for the three months ended March 31, 2020 and $7.8 million for the three months ended March 31, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$23.8	$67.7	$149.1

Taxes and purses	(7.1)	(3.9)	(59.1)
Marketing and advertising	(1.1)	(3.5)	(5.3)
Salaries and benefits	(6.2)	(3.5)	(29.5)
Content expense	(0.4)	(33.2)	(1.2)
Selling, general and administrative expense	(1.5)	(1.4)	(6.7)
Other operating expense	(5.6)	(7.2)	(19.5)
Other income	—	—	21.2
Adjusted EBITDA	$1.9	$15.0	$49.0

	Three Months Ended March 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$21.4	$63.4	$170.1

Taxes and purses	(6.2)	(3.3)	(65.0)
Marketing and advertising	(1.1)	(1.0)	(5.1)
Salaries and benefits	(5.2)	(2.5)	(24.5)
Content expense	(0.5)	(32.1)	(1.2)
Selling, general and administrative expense	(1.7)	(1.8)	(6.4)
Other operating expense	(5.3)	(5.8)	(19.0)
Other income	—	—	15.9
Adjusted EBITDA	$1.4	$16.9	$64.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Reconciliation of Comprehensive (Loss) Income to Adjusted EBITDA:

Net (loss) income and comprehensive (loss) income attributable to CDI	$(23.4)	$11.6
Net loss attributable to noncontrolling interest	0.1	—
Net (loss) income before noncontrolling interest	(23.5)	11.6
Loss from discontinued operations, net of tax	0.9	0.3
(Loss) income from continuing operations, net of tax	(22.6)	11.9

Additions:
Depreciation and amortization	22.0	20.8
Interest expense	19.3	13.7
Income tax (benefit) provision	(11.6)	6.5
EBITDA	$7.1	$52.9

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$4.3	$4.7
Other charges	—	0.5
Pre-opening expense and other expense	1.7	1.3
Impairment of intangible assets	17.5	—
Transaction expense, net	0.3	3.5
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.5	3.5
Changes in fair value of Midwest Gaming's interest rate swaps	14.9	4.3
Midwest Gaming's recapitalization and transactions costs	—	3.9
Total adjustments to EBITDA	48.2	21.7
Adjusted EBITDA	$55.3	$74.6

Adjusted EBITDA by segment:
Churchill Downs	$1.9	$1.4
Online Wagering	15.0	16.9
Gaming	49.0	64.8
Total segment Adjusted EBITDA	65.9	83.1
All Other	$(10.6)	$(8.5)
Total Adjusted EBITDA	$55.3	$74.6
The table below presents information about equity in (loss) income of unconsolidated investments included in our reported segments:

	Three Months Ended March 31,
(in millions)	2020	2019
Gaming	$(3.3)	$4.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	March 31, 2020	December 31, 2019
Total assets:
Churchill Downs	$369.1	$370.3
Online Wagering	243.7	241.5
Gaming	940.3	1,030.1
Total segment assets	1,553.1	1,641.9
All Other	1,650.7	909.1
Total assets	$3,203.8	$2,551.0
The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2020	2019
Capital expenditures:
Churchill Downs	$12.1	$9.6
Online Wagering	3.6	11.5
Gaming	3.3	2.5
Total segment capital expenditures	19.0	23.6
All Other	29.3	4.5
Total capital expenditures	$48.3	$28.1

19. SUBSEQUENT EVENT
On April 28, 2020, the Company entered into a Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with its existing consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date that the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following:
•the impact of the novel coronavirus (COVID-19) pandemic and related economic matters on our results of operations, financial conditions and prospects;
•the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit;
•additional or increased taxes and fees;
•public perceptions or lack of confidence in the integrity of our business or any deterioration in our reputation;
•loss of key or highly skilled personnel;
•restrictions in our debt facilities limiting our flexibility to operate our business;
•general risks related to real estate ownership, including fluctuations in market values and environmental regulations;
•catastrophic events and system failures disrupting our operations;
•online security risk, including cyber-security breaches;
•inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events;
•increases in insurance costs and inability to obtain similar insurance coverage in the future;
•inability to identify and complete acquisition, expansion or divestiture projects, on time, on budget or as planned;
•difficulty in integrating recent or future acquisitions into our operations;
•costs and uncertainties relating to the development of new venues and expansion of existing facilities;
•risks associated with equity investments, strategic alliances and other third-party agreements;
•inability to respond to rapid technological changes in a timely manner;
•inadvertent infringement of the intellectual property of others;
•inability to protect our own intellectual property rights;
•payment-related risks, such as risk associated with fraudulent credit card and debit card use;
•compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations;
•risks related to pending or future legal proceedings and other actions;
•inability to negotiate agreements with industry constituents, including horsemen and other racetracks;
•work stoppages and labor issues;
•changes in consumer preferences, attendance, wagering, and sponsorship with respect to Churchill Downs Racetrack and the Kentucky Derby;
•personal injury litigation related to injuries occurring at our racetracks; weather and other conditions affecting our ability to conduct live racing;
•the occurrence of extraordinary events, such as terrorist attacks and public health threats;
•changes in the regulatory environment of our racing operations;
•increased competition in the horse racing business;
•difficulty in attracting a sufficient number of horses and trainers for full field horse races;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
27

•our inability to utilize and provide totalizator services;
•changes in regulatory environment of our online horse racing wagering business;
•a reduction in the number of people wagering on live horse races;
•increased competition in our online horse racing wagering business;
•uncertainty and changes in the legal landscape relating to our online horse racing wagering business;
•continued legalization of online sports betting and iGaming in the United States and our ability to predict and capitalize on any such legalization;
•inability to expand our sports betting operations and effectively compete;
•failure to manage risks associated with sports betting;
•failure to comply with laws requiring us to block access to certain individuals could result in penalties or impairment with respect to our mobile and online wagering products;
•increased competition in our casino business;
•changes in regulatory environment of our casino business;
•concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs; and
•inability to collect gaming receivables from the customers to whom we extend credit.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
28

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
Recent Developments Regarding COVID-19
In recent months, a new strain of coronavirus (COVID-19) has spread to many countries in the world, including the United States, and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already resulted in significant negative economic impacts globally and in relation to our business. The long-term impact of COVID-19 on the United States and world economies remains uncertain, the duration and scope of which cannot currently be predicted. Please refer to Part II, Section 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q for further information.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we have temporarily closed or suspended operations at the following properties, effective as of the following dates:
Churchill Downs
•Simulcast operations at Churchill Downs Racetrack on March 15, 2020.
•Derby City Gaming on March 15, 2020.
Gaming
Wholly-Owned Properties
•Calder Casino and Racing ("Calder") on March 16, 2020.
•Fair Grounds Slots and Video Services, LLC ("VSI") on March 16, 2020.
•Fair Grounds Race Course conducted spectator-free live racing, including the Louisiana Derby, from March 13, 2020 through March 21, 2020 and canceled the remainder of racing dates.
•Harlow's Casino Resort and Spa ("Harlow's") on March 16, 2020.
•Ocean Downs Casino and Racetrack ("Ocean Downs") on March 15, 2020.
•Oxford Casino and Hotel ("Oxford") on March 16, 2020.
•Presque Isle Downs and Casino ("Presque Isle") on March 16, 2020.
•Riverwalk Casino Hotel ("Riverwalk") on March 16, 2020.
Managed Properties
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") on March 16, 2020.
Equity Investments
•Rivers Casino Des Plaines ("Rivers Des Plaines") on March 15, 2020.
•Miami Valley Gaming and Racing ("MVG") on March 14, 2020.
All Other
•Arlington International Racecourse ("Arlington") off track betting facilities ("OTBs") and simulcast operations on March 16, 2020.
•Turfway Park conducted spectator-free live racing from March 12, 2020 through March 25, 2020 and canceled the remainder of racing dates.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
29

On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at its wholly-owned gaming properties and certain wholly-owned racing operations. The Company is continuing to provide health, dental, vision and life insurance benefits to furloughed employees at our wholly-owned properties. The Company also implemented a salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management has received the largest salary decrease, based on both percentage and dollar amount. The salary reductions will remain in effect until the Company begins to return to normalized operations.
There have been a number of other aspects of our business that have been impacted by COVID-19 during the three months ended March 31, 2020, including the following:
•The Company rescheduled the 146th Kentucky Oaks and Derby from May 1-2, 2020 to September 4-5, 2020. Kentucky Derby week race dates and related events will begin on September 1, 2020.
•Starting in mid-February 2020, U.S. and international sporting events were cancelled, which reduced our sports betting options for our customers.
•Horse racing content for wagering on our TwinSpires business ("TwinSpires") decreased, although handle increased as our customers wagered more on the content that was available.
Financial Status and Outlook
The Company has temporarily reduced its planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and our prioritization of capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
On March 16, 2020, we borrowed $675.4 million on our revolving credit facility (the "Revolver") pursuant to the Credit Agreement (defined below) to provide the Company with additional financial flexibility, which provided the Company with $700.9 million of cash and cash equivalents as of March 31, 2020. The Company was in compliance with all applicable covenants in the Credit Agreement at March 31, 2020.
On April 28, 2020, the Company entered into a Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with its existing consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.
We continue to assess the situation at our properties and operations on a daily basis; however, we are unable to determine when we will be able to reopen our properties and operations and the conditions upon which we will reopen. Our second quarter of 2020 financial results will be materially impacted by the rescheduling of the Kentucky Oaks and Derby from the second quarter of 2020 to the third quarter of 2020, by the continued closure and suspended operations of our wholly-owned gaming properties and certain wholly-owned racing operations, and by the continued closure of the casino properties related to our two equity investments.
Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash for at least the next twelve months to fund our business operations, meet all of our financial commitments, and invest in key growth capital projects.
Asset Impairment
During the quarter ended March 31, 2020, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of its indefinite-lived intangible assets, goodwill, or property and equipment, were impaired ("Trigger Event"), or if there were any other than temporary impairments of our equity investments. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
30

impairment testing performed as of April 1, 2019, changes in carrying values, changes in discount rates, and the impact of temporary property closures due to the COVID-19 pandemic on cash flows. Based on the Company's evaluation, the Company concluded that a Trigger Event occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of the COVID-19 pandemic and the recent closing of the Presque Isle Transaction in 2019. As a result of the Trigger Event, the Company recognized an impairment of $15.0 million for its Presque Isle gaming rights intangible asset and an impairment of $2.5 million for its Presque Isle trademark intangible asset.
Segments
We manage our operations through three reportable segments as follows:
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
TwinSpires operates our online horse racing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; facilitates high dollar wagering by international customers ("Velocity"); and provides the platform for horse racing statistical data generated by our information business that provides data and processing services to the equine industry ("Brisnet").
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
The Gaming segment revenue and Adjusted EBITDA includes the following properties:
◦Calder
◦Fair Grounds Slots, Fair Grounds Race Course, and VSI (collectively, "Fair Grounds and VSI")
◦Harlow's
◦Lady Luck Nemacolin management agreement
◦Ocean Downs
◦Oxford
◦Presque Isle
◦Riverwalk
The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:
◦61.3% equity investment in Midwest Gaming, the parent company of Rivers Des Plaines in Des Plaines, Illinois
◦50% equity investment in MVG
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and / or other miscellaneous operations.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
31

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
Acquisition of Certain Ownership Interests of Midwest Gaming Holdings, LLC
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming, the parent company of Rivers Des Plaines in Des Plaines, Illinois to acquire approximately 42% of Midwest Gaming from affiliates and co-investors of Clairvest Group Inc. ("Clairvest") and members of High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC and Casino Investors, LLC ("Casino Investors") for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments (the "Sale Transaction"). Following the closing of the Sale Transaction, the parties completed a recapitalization transaction on March 6, 2019 (the "Recapitalization"), pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36.0% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
32

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
◦Acquisition and disposition related charges;
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
Government Regulations and Legislative Actions
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Churchill Downs, Online Wagering, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. There have been no material changes with respect to Government Regulations and Legislative Changes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Net revenue	$252.9	$265.4	$(12.5)
Operating (loss) income	(11.6)	28.0	(39.6)
Operating (loss) income margin	(5)%	11%
Net (loss) income from continuing operations	$(22.6)	$11.9	$(34.5)
Net (loss) income attributable to Churchill Downs Incorporated	(23.4)	11.6	(35.0)
Adjusted EBITDA	55.3	74.6	(19.3)
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
•Net revenue decreased $12.5 million driven by a $21.2 million decrease from Gaming due to the temporary closure of all Gaming properties due to the COVID-19 pandemic. Partially offsetting these decreases were a $4.2 million increase from Online Wagering due to an increase in handle and active players, a $2.5 million increase from Churchill Downs primarily due to Derby City Gaming's continued growth, and a $2.0 million increase from All Other primarily due to a full quarter of results from the Turfway Park Acquisition.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
33

•Operating (loss) income decreased $39.6 million due to a $21.0 million decrease from Gaming due to the temporary closure of all Gaming properties; a $17.5 million non-cash impairment of the Presque Isle gaming rights and trademark intangible assets; a $3.6 million decrease from All Other primarily due to the unfavorable results from a full quarter of operations at Turfway Park and lower totalisator equipment sales at United Tote; a $0.8 million decrease from Online Wagering for costs associated with our online sports betting and iGaming operations; and a $0.7 million decrease from Churchill Downs primarily due to the temporary suspension of simulcast operations at Churchill Downs Racetrack and temporary closure of Derby City Gaming. Partially offsetting these decreases were a $3.2 million decrease in transaction expense from the first quarter 2019 closings of the Presque Isle and Lady Luck Nemacolin Transactions that did not recur in the current year quarter and a $0.8 million decrease in selling, general and administrative expense related to salaries and related benefits.
•Net (loss) income from continuing operations decreased $34.5 million. The following items impacted comparability of the Company's first quarter of 2020 net income from continuing operations compared to the prior year quarter: a $12.0 million non-cash after-tax impact related to our impairment of the Presque Isle intangible assets and a $7.6 million after-tax expense increase related to our equity portion of the non-cash change in fair value of Midwest Gaming's interest rate swaps. Partially offsetting these increases was a $3.1 million after-tax decrease of our equity portion of Midwest Gaming's recapitalization and transaction costs in the first quarter of 2019 that did not recur in the current year quarter; a $2.8 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities in the first quarter of 2019 that did not recur in the current year quarter based on an increase in revenue related to states with higher tax rates; and a $2.7 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net income from continuing operations decreased $23.5 million primarily due to a $20.2 million after-tax decrease driven by the results of our operations and equity income from our unconsolidated affiliates and a $3.3 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net (loss) income attributable to Churchill Downs Incorporated decreased $35.0 million due to a $34.5 million decrease in net income from continuing operations discussed above and a $0.6 million increase in net loss from discontinued operations, partially offset by a $0.1 million increase from our net loss attributable to our noncontrolling interest.
•Adjusted EBITDA decreased $19.3 million driven by a $15.8 million decrease from Gaming due to the temporary closure of all of our Gaming properties, a $1.9 decrease from Online Wagering from increased marketing spend and costs associated with the continued build-out of our online sports betting and iGaming operations, partially offset by an increase at TwinSpires from increased handle and active players, and a $2.1 million decrease from All Other due to lower totalisator equipment sales in the first quarter of 2020 compared to the prior year quarter for United Tote and unfavorable results from a full quarter of operations at Turfway Park. Partially offsetting these decreases was a $0.5 million increase from our Churchill Downs segment primarily due to Derby City Gaming from continued growth of its business.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
34

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Churchill Downs:
Churchill Downs Racetrack	$2.2	$2.7	$(0.5)
Derby City Gaming	21.6	18.7	2.9
Total Churchill Downs	23.8	21.4	2.4
Online Wagering:
TwinSpires	67.0	63.3	3.7
Online Sports Betting and iGaming	0.7	0.1	0.6
Total Online Wagering	67.7	63.4	4.3
Gaming:
Fair Grounds and VSI	33.1	38.8	(5.7)
Presque Isle	27.6	29.7	(2.1)
Calder	21.8	25.4	(3.6)
Oxford	20.1	23.9	(3.8)
Ocean Downs	14.8	18.4	(3.6)
Riverwalk	12.7	16.3	(3.6)
Harlow's	11.7	15.3	(3.6)
Lady Luck Nemacolin	7.3	2.3	5.0
Total Gaming	149.1	170.1	(21.0)
All Other	17.5	14.7	2.8
Eliminations	(5.2)	(4.2)	(1.0)
Net Revenue	$252.9	$265.4	$(12.5)
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
•Churchill Downs revenue increased $2.4 million primarily due to a $2.9 million increase from Derby City Gaming's continued growth compared to the prior year quarter prior to the temporary closure of the facility. Partially offsetting the increase was a $0.5 million decrease at Churchill Downs Racetrack primarily due to the temporary suspension of simulcasting operations.
•Online Wagering revenue increased $4.3 million from the prior year quarter primarily due to a $3.7 million increase at TwinSpires. U.S. thoroughbred industry handle decreased 1.0% during the first quarter of 2020 compared to the prior year quarter. Although horse racing content for wagering decreased, TwinSpires handle grew 8.3% during the first quarter of 2020 compared to the prior year quarter as our customers wagered more on the content that was available. Active players increased 11.6% for the first quarter of 2020 compared to the prior year quarter while net revenue per active player declined 3.5%. Our online sports betting and iGaming net revenues increased $0.6 million compared to the prior year quarter primarily due to a full quarter of iGaming results in Pennsylvania and New Jersey for the first quarter of 2020 compared to the prior year quarter. Sports betting net revenue growth was impacted by the suspension of all major U.S. and international sporting events beginning in mid-February 2020.
•Gaming revenue decreased $21.0 million primarily due to the temporary closure of all of our Gaming properties and the loss of revenue at each property.
•All Other revenue increased $2.8 million primarily due to a $5.3 million increase from the Turfway Park Acquisition in October 2019. Partially offsetting this increase was a $1.8 million decrease at Arlington due to the temporary suspension of operations at our OTBs and simulcast operations and a $0.7 million decrease at United Tote due to lower totalisator equipment sales compared to the prior year quarter.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
35

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Taxes and purses	$75.7	$78.2	$(2.5)
Salaries and benefits	45.4	36.8	8.6
Content expense	31.5	32.1	(0.6)
Selling, general and administrative expense	24.1	24.9	(0.8)
Depreciation and amortization	22.0	20.8	1.2
Marketing and advertising	9.8	7.2	2.6
Transaction expense, net	0.3	3.5	(3.2)
Impairment of intangible assets	17.5	—	17.5
Other operating expense	38.2	33.9	4.3
Total expense	$264.5	$237.4	$27.1
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses decreased $2.5 million driven by the temporary closure of all operations at our Gaming properties and the related decrease in net revenue.
•Salaries and benefits expense increased $8.6 million driven primarily by additional personnel costs and related benefits from the Presque Isle and Lady Luck Nemacolin Transactions, as well as the Turfway Park Acquisition, and an increase associated with our online sports betting and iGaming business compared to the prior year quarter. Also included in salaries and benefits expense are $3.8 million of provisional wage and benefits continuation expenses related to COVID-19.
•Content expense decreased $0.6 million primarily due to a decrease in certain host fees for TwinSpires.
•Selling, general and administrative expense decreased $0.8 million primarily from a reduction in accrued bonuses.
•Depreciation and amortization expense increased $1.2 million primarily driven by capital expenditures placed into service for Churchill Downs Racetrack, the Lady Luck Nemacolin Transaction, and the Turfway Park Acquisition.
•Marketing and advertising expense increased $2.6 million primarily due to our online sports betting and iGaming operations.
•Transaction expense, net was nominal in first quarter of 2020. In the first quarter of 2019, transaction expense, net was related to the Presque Isle and Lady Luck Nemacolin Transactions closing in the first quarter of 2019.
•Impairment of intangible assets increased $17.5 million driven by a $15.0 million non-cash impairment charge related to Presque Isle's gaming rights and a $2.5 million non-cash impairment charge related to Presque Isle's trademark.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $4.3 million primarily driven by the Turfway Park Acquisition and the Presque Isle and Lady Luck Nemacolin Transactions in 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
36

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

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Churchill Downs	$1.9	$1.4	$0.5
Online Wagering	15.0	16.9	(1.9)
Gaming	49.0	64.8	(15.8)
Total Segment Adjusted EBITDA	65.9	83.1	(17.2)
All Other	(10.6)	(8.5)	(2.1)
Total Adjusted EBITDA	$55.3	$74.6	$(19.3)
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
•Churchill Downs Adjusted EBITDA increased $0.5 million due to a $1.7 million increase from Derby City Gaming due to the increase in net revenue, partially offset by a $1.2 million decrease from Churchill Downs Racetrack primarily due to higher salaries and related benefits as well as our temporary suspension of simulcast operations.
•Online Wagering Adjusted EBITDA decreased $1.9 million primarily due a $4.1 million decrease from increased marketing spend and costs associated with the continued build-out of our online sports betting and iGaming operations, partially offset by a $2.2 million increase from TwinSpires due to an increase in handle and active players.
•Gaming Adjusted EBITDA decreased $15.8 million driven by a $21.2 million decrease at our wholly-owned Gaming properties from the decrease in net revenue from the temporary closure of all of our Gaming properties. This decrease was partially offset by a $5.4 million increase from our equity investments primarily from a full quarter of results in first quarter of 2020 at Rivers Des Plaines, partially offset by temporary closures of our equity investment properties.
•All Other Adjusted EBITDA decreased $2.1 million primarily from a $1.2 million decrease from United Tote due to lower totalisator equipment sales in first quarter of 2020 compared to the prior year quarter, a $0.9 million decrease due to unfavorable results from the first full quarter of racing operations at Turfway Park, and a $0.5 million decrease from other sources. Partially offsetting these decreases was a $0.5 million increase at our corporate operations due to a reduction in accrued bonuses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
37

Reconciliation of Comprehensive (Loss) Income to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Net (loss) income and comprehensive (loss) income attributable to CDI	$(23.4)	$11.6	$(35.0)
Net loss attributable to noncontrolling interest	0.1	—	0.1
Net (loss) income before noncontrolling interest	(23.5)	11.6	(35.1)
Loss from discontinued operations, net of tax	0.9	0.3	0.6
(Loss) income from continuing operations, net of tax	(22.6)	11.9	(34.5)

Additions:
Depreciation and amortization	22.0	20.8	1.2
Interest expense	19.3	13.7	5.6
Income tax (benefit) provision	(11.6)	6.5	(18.1)
EBITDA	$7.1	$52.9	$(45.8)

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$4.3	$4.7	$(0.4)
Other charges	—	0.5	(0.5)
Pre-opening expense and other expense	1.7	1.3	0.4
Impairment of intangible assets	17.5	—	17.5
Transaction expense, net	0.3	3.5	(3.2)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.5	3.5	6.0
Changes in fair value of Midwest Gaming's interest rate swaps	14.9	4.3	10.6
Midwest Gaming's recapitalization and transactions costs	—	3.9	(3.9)
Total adjustments to EBITDA	48.2	21.7	26.5
Adjusted EBITDA	$55.3	$74.6	$(19.3)

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	March 31, 2020	December 31, 2019	Change
Total assets	$3,203.8	$2,551.0	$652.8
Total liabilities	$2,768.2	$2,040.0	$728.2
Total shareholders' equity	$435.6	$511.0	$(75.4)
Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $652.8 million driven by a $604.7 million increase in cash and cash equivalents primarily due to borrowings under our Credit Agreement; a $53.5 million increase in property and equipment, net primarily due to the construction of Oak Grove; and a $13.3 million increase in all other assets. Partially offsetting these increases were a decrease in other intangible assets, net of $18.7 million related to the $17.5 million impairment of Presque Isle's intangible assets and current quarter amortization of $1.2 million.
•Total liabilities increased $728.2 million primarily driven by a $687.6 million increase in long-term debt, net primarily due to borrowings under our Credit Agreement; a $55.6 million increase in deferred revenue due to advanced sales associated with the 2020 Kentucky Derby and Oaks; and a $22.8 million increase in accounts payable primarily due to the construction of Oak Grove. Partially offsetting these increases were a $23.5 million decrease in dividends payable

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
38

due to the payment of our annual dividends in January 2020, a $12.0 million decrease in accrued expense and other current liabilities primarily due to a decrease in accrued salaries and related benefits, and a $2.3 million decrease in all other liabilities.
•Total shareholders’ equity decreased $75.4 million driven by $23.5 million net loss attributable to Churchill Downs Incorporated for the quarter, $27.9 million in repurchases of common stock, $15.1 million in taxes paid related to net share settlement of stock awards, and $12.7 million in cash settlement for stock awards. Partially offsetting these decreases was a $3.8 million increase from all other equity components.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,
Cash flows from:	2020	2019	Change
Operating activities	$43.5	$70.3	$(26.8)
Investing activities	$(48.3)	$(619.1)	$570.8
Financing activities	$606.8	$532.9	$73.9
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
Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019
•Cash provided by operating activities decreased $26.8 million driven by a $22.1 million decrease in operating (loss) income related to continuing operations, net of the $17.5 million non-cash impairment of Presque Isle's intangible assets, and a $4.7 million decrease from all other operating activities.
•Cash used in investing activities decreased $570.8 million driven by a $409.8 million decrease in investments in and advances to unconsolidated affiliates related to our equity investment in Midwest Gaming in the first quarter of 2019, a $171.3 million decrease due to the Presque Isle Transaction in the first quarter of 2019, and a $14.8 million decrease in cash used in all other investing activities. Partially offsetting these decreases was a $25.1 million increase in capital project expenditures primarily related to the construction of Oak Grove.
•Cash provided by financing activities increased $73.9 million primarily driven by a $88.4 million increase in borrowings from long-term debt, partially offset by a $14.5 million decrease from all other financing activities.
Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	March 31, 2020	December 31, 2019	Change
Term Loan B due 2024	$391.0	$392.0	$(1.0)
Revolver	688.4	—	688.4
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	500.0	500.0	—
Total debt	2,179.4	1,492.0	687.4
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	2,175.4	1,488.0	687.4
Issuance cost and fees	(17.5)	(18.1)	0.6
Total debt, net of current maturities	$2,157.9	$1,469.9	$688.0

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
39

Credit Agreement
On December 27, 2017, we entered into the Credit Agreement (as defined below) with a syndicate of lenders. The Credit Agreement provides a $700.0 million revolving credit facility (the "Revolver") and a $400.0 million Senior Secured Term Loan B (the "Term Loan B" and together with the Revolver, the "Credit Agreement"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Amendment is secured by substantially all of the wholly-owned assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's consolidated total net leverage ratio and the Term Loan B bears interest at LIBOR plus 200 basis points.
The Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. The Company was in compliance with all applicable covenants in the Credit Agreement at March 31, 2020. At March 31, 2020, the financial ratios under our Credit Agreement were as follows:

	Actual	Requirement
Interest coverage ratio	4.8 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	2.3 to 1.0	< 4.0 to 1.0
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended March 31, 2020, the Company's commitment fee rate was 0.20%.
As a result of the Company's Credit Agreement, the Company capitalized $2.0 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over 5 years. The Company also capitalized $5.4 million of deferred financing costs associated with the Term Loan B which will be amortized as interest expense over 7 years.
On March 16, 2020, the Company entered into a First Amendment (the “First Amendment”) to its Credit Agreement. The First Amendment extends the maturity for the Revolver to at least September 27, 2024, which is 91 days prior to the latest maturity date of the Company’s term loan facility on December 27, 2024. Previously, the maturity date of the Revolver was December 27, 2022.
The interest rates applicable to the Company’s borrowings under the Credit Agreement are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment, among other things, lowers the upper limit of the applied spreads with respect to revolving loans from 2.25% to 1.75% and for commitment fees with respect thereto from 0.35% to 0.30%, and generally offers a reduced pricing schedule for outstanding borrowings and commitment fees with respect to the Revolver across all other leverage pricing levels. The interest rates applicable to borrowings under the facilities are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment does not alter the Company’s borrowing capacity.
The Company capitalized $1.1 million of debt issuance costs associated with the First Amendment, which are amortized as interest expense over the remaining duration of the Credit Agreement.
On March 16, 2020, we borrowed $675.4 million on our Revolver to provide the Company with additional financial flexibility, which provided the Company with $700.9 million of cash and cash equivalents as of March 31, 2020. The Company was in compliance with all applicable covenants in the Credit Agreement at March 31, 2020.
On April 28, 2020, the Company entered into a Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
40

on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with its existing consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The Company used the net proceeds from the offering to repay our outstanding balance on the Revolver portion of our Credit Agreement. In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
41

In connection with the issuance of the 2028 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
Contractual Obligations
Our commitments to make future payments as of March 31, 2020, are estimated as follows:

(in millions)	April 1 to December 31, 2020	2021-2022	2023-2024	Thereafter	Total
Term Loan B	$3.0	$8.0	$380.0	$—	$391.0
Interest on Term Loan B(1)	8.1	21.3	20.8	—	50.2
Revolver	—	—	—	688.4	688.4
Interest on Revolver	14.3	37.7	37.7	3.9	93.6
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	33.0	66.0	66.0	82.5	247.5
Interest on 2028 Senior Notes	11.9	47.5	47.5	83.1	190.0
Operating leases	6.3	10.8	8.4	10.0	35.5
Total	$76.6	$191.3	$560.4	$1,967.9	$2,796.2
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 2.73% which was the rate in place as of March 31, 2020.
As of March 31, 2020, we had approximately $1.8 million of tax liabilities related to unrecognized tax benefits.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•general economic trends; and
•interest rate and credit risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy, including the impact of the COVID-19 pandemic. The pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. Demand for entertainment and leisure activities is sensitive to consumers' disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, our online wagering sites and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At March 31, 2020, we had $1,079.4 million outstanding under our Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $7.1 million.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
42

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
43

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following descriptions include updates and additions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 16, Contingencies, to our condensed consolidated financial statements, for further information.
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
After the case was stayed, a dispute arose regarding communication between Big Fish Games and its users related to revised terms of use. On November 19, 2019, the District Court granted plaintiffs' motion relating to the communications pursuant to Federal Rule of Civil Procedure 23(d), and on December 19, 2019, the District Court approved a revised communication proposed by defendants. On February 20, 2020, while the case was stayed, and before completing discovery and before resolution of motions to compel arbitration, plaintiffs filed a motion with the District Court to certify a class for injunctive relief only and for a preliminary injunction prohibiting the sale of virtual casino chips or coins or other virtual tokens or credits from within Washington or to individuals located in Washington. The District Court denied that motion without prejudice orally on March 4, 2020. On April 10, 2020, the Company joined Big Fish Games in renewing its motion to compel arbitration in the Washington District Court as to all claims asserted by plaintiff Kelly, and Big Fish Games also renewed its motion to compel arbitration against plaintiff Kater in the Washington District Court on April 10, 2020. In accordance with the terms of the Stock Purchase Agreement, the Company is working closely with the Purchaser to vigorously defend this matter in both the Washington District Court and in any further appellate proceedings, and the Company believes that there are meritorious legal and factual defenses against the plaintiffs' allegations and requests for relief.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
44

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
After the case was stayed, a dispute arose regarding communication between Big Fish Games and its users related to revised terms of use. On November 19, 2019, the District Court granted plaintiffs' motion relating to the communications pursuant to Federal Rule of Civil Procedure 23(d), and on December 19, 2019, the District Court approved a revised communication proposed by defendants. On February 20, 2020, while the case was stayed, and before completing discovery and before resolution of motions to compel arbitration, plaintiffs filed a motion with the District Court to certify a class for injunctive relief only and for a preliminary injunction prohibiting the sale of virtual casino chips or coins or other virtual tokens or credits from within Washington or to individuals located in Washington. The District Court denied that motion without prejudice orally on March 4, 2020. On April 10, 2020, the defendants filed renewed motions to compel arbitration and the Company filed a renewed motion to dismiss asserting lack of personal jurisdiction. The Company is working to vigorously defend this matter, and believes that there are meritorious legal and factual defenses against plaintiff’s allegations and requests for relief.
Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al.
On January 4, 2019, Kentucky Downs, LLC and Kentucky Racing Acquisition, LLC (collectively, "Petitioners") filed a Petition for Review and Appeal of Approval of WKY Development, LLC License Application and Denial of Kentucky Downs, LLC License Application styled Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al. in the Franklin Circuit Court, Commonwealth of Kentucky. Petitioners are appealing the vote of the Kentucky Horse Racing Commission, which awarded WKY Development, LLC, our joint venture with Keeneland, a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky and denied Petitioners’ application for a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky. WKY Development, LLC is a joint venture owned 95% by the Company and 5% by Keeneland. In late 2019, the parties submitted briefs on threshold legal issues per a directive from the Franklin County Court and, thereafter, on February 27, 2020, Petitioners filed a voluntary motion to dismiss their appeal with prejudice. The Court granted that motion and dismissed the appeal with prejudice on April 8, 2020.
Louisiana Horsemens' Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, LLC and Churchill Downs Louisiana Video Poker Company, LLC ("Fair Grounds Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. ("HBPA") as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds. On October 9, 2014, HBPA and Fair Grounds Defendants filed exceptions to the suit, including an exception of primary jurisdiction seeking referral to the Louisiana Racing Commission. By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission. On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. On August 24, 2015, the Louisiana Racing Commission ruled that the plaintiffs did not have standing or a right of action to pursue the case. The plaintiffs appealed this decision to the District Court, which affirmed the Louisiana Racing Commission’s ruling. The plaintiffs filed an appeal of the District Court’s decision with the Louisiana Fourth Circuit

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
45

Court of Appeals, which reversed the Louisiana Racing Commission’s ruling and remanded the matter to the Louisiana Racing Commission for further proceedings on June 13, 2018. The Louisiana Fourth Circuit Court of Appeals denied the Fair Grounds Defendants’ Motion for Rehearing on July 12, 2018 and the Louisiana Supreme Court denied the Fair Grounds Defendants’ Writ of Certiorari seeking review of that decision on November 14, 2018. The parties had previously attempted to mediate the matter in October 2018, but were unsuccessful. Thereafter, the parties resumed informal settlement discussions, and, as a result, the Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. A fairness hearing with the District Court relating to the terms of the settlement agreement was set for April 27, 2020, but has been postponed as a result of court closures due to the COVID-19 pandemic. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that would allocate a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. If there are opt-out claims in excess of $50,000, the settlement will be voided, unless the parties agree to stipulate otherwise. The settlement agreement is subject to certain conditions, including court approval and the passage of certain legislation.
ITEM 1A. RISK FACTORS
The following description include an addition to our risk factors and an update to a risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The current novel coronavirus (COVID-19) pandemic has adversely affected, and could continue to adversely affect our business, financial condition and financial results. Other major public health issues could adversely affect our business, financial condition and financial results in the future
In recent months, a new strain of coronavirus (COVID-19) has spread to many countries in the world, including the United States, and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already resulted in significant negative economic impacts in the United States and in relation to our business. The long-term impact of COVID-19 on the United States and world economies remains uncertain, the duration and scope of which cannot currently be predicted.
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks. In March 2020, we announced the temporary closure of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. Starting in mid-February, U.S. and international sporting events were cancelled, which reduced our sports betting options for our customers. Horse racing content for wagering on TwinSpires also decreased, although handle increased as our customers wagered more on the content that was available.
COVID-19 could result in continuing suspensions of operations at our casino and racetrack properties, and we cannot predict how soon our casino and racetrack properties will be able to return to customary operations. Our ability to return to our customary operations will depend, in part, on the actions of a number of governmental bodies over which we have no control. Once restrictions are lifted, it is unclear how quickly customers will return to our casinos and racetracks, which may be a function of continued concerns over safety and decreased consumer spending due to economic conditions, including job losses.
We have temporarily furloughed certain employees and implemented a Company-wide decrease in base salary for non-furloughed salaried employees. The Company continues to provide health, dental, vision and life insurance benefits to furloughed employees at our wholly-owned properties. We cannot predict such employees’ willingness to remain with the Company during such furlough or salary reduction until our regular operations are restored. These actions could prevent us from engaging in certain initiatives to improve the performance of our business, due to an insufficiency of workforce size or an insufficiency of certain required skills, and could prevent us from executing initiatives effectively, which could have an adverse effect on our financial results, business and prospects.
Our non-furloughed employees are primarily working from remote/work-at-home locations. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk (including but not limited to cybersecurity risks) and may impair our ability to manage our business. We also outsource certain business activities to third

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
46

parties. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we seek to monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain business activities experience operational failures or business disruption as a result of the impacts from the spread of COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.
Our liquidity and financial position could be negatively impacted if the current economic and workforce conditions continue for a significant period of time. In March 2020, we borrowed $675.4 million under our revolving credit facility pursuant to our Credit Agreement, in order to provide us with additional liquidity and financial flexibility. In April 2020, we entered into a Second Amendment to our Credit Agreement which, among other things, provides for a financial covenant relief period through the date on which we deliver our quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions. However, there can be no assurance that our current cash from operations, the funds drawn from our revolver and other potentials sources of cash will be sufficient for our operating needs and our capital projects. In such event, we may need to take further actions, including further cost-cutting, reductions in capital expenditures and other cost-saving measures.
We are currently following the recommendations of local and federal health authorities to minimize exposure risk for our various stakeholders, including employees. The full extent of the impact of COVID-19 on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions required to contain COVID-19, the duration and spread of COVID-19 within the markets in which we operate, mandates and directives from federal, state and local authorities, the effect of COVID-19 on consumer confidence and spending and our ability to maintain a sufficient workforce. Further, if we do not respond appropriately to the pandemic, or if state and local authorities or customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.
The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I, Item 1A, Risk Factors, of our 2019 Annual Report on Form 10-K.
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
The systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including the systems and processes of third-party vendors that are designed to reduce the impact of a security breach at those vendors, may not be successful. For example, on March 27, 2020, SBTech, our third party sports betting and i-Gaming platform provider, temporarily disabled our BetAmerica websites in response to a cyberattack on SBTech’s servers. SBTech has since advised the Company that it has no reason to believe our customers’ data was accessed or exfiltrated, and the BetAmerica websites were back in normal operations on April 17, 2020. Although we do not anticipate any material impact on the Company as a result of this cyberattack, similar attacks may occur in the future. Interruptions in our services or a breach of a customer’s secure data could cause current or potential users to believe that our systems are unreliable, which could permanently harm our reputation and brand. These interruptions could also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our casinos. Such incidents could give rise to litigation or

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
47

investigations, remediation costs, monetary fines and other penalties, which could be significant. We attempt to protect against this risk with our property and business interruption insurance, which is designed to cover damage to or interruption of our systems, although there is no assurance that such insurance will be adequate to cover all potential losses.
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
Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, and hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Many companies, including ours, have been the targets of such attacks. Due to the COVID-19 pandemic, many of our employees are primarily working from remote/work-at-home locations, which many introduce heightened cybersecurity risks in our business. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
1/1/20-1/31/20	57,514	$141.57	57,385	$166.9
2/1/20-2/29/20	75,640	151.01	55,025	158.8
3/1/20-3/31/20	123,218	94.90	123,180	147.1
Total	256,372	$121.92	235,590
(1)On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaces the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
48

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description	By Reference To

4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	First Amendment to Credit Agreement, dated March 16, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2020

10.2	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 29, 2020	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 29, 2020	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
50