Form 10-Q
period 2020-06-30
CHURCHILL DOWNS Inc
filed 2020-07-29
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 15, 2020 was 39,434,148 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2020	2019	2020	2019
Net revenue:
Churchill Downs	$23.3	$182.2	$46.8	$203.2
Online Wagering	121.2	95.6	188.5	158.7
Gaming	37.3	177.6	184.9	346.4
All Other	3.3	22.0	17.8	34.5
Total net revenue	185.1	477.4	438.0	742.8
Operating expense:
Churchill Downs	31.1	73.6	57.7	97.0
Online Wagering	74.6	62.0	124.7	107.1
Gaming	45.6	133.2	170.4	258.2
All Other	11.6	21.5	32.7	37.0
Selling, general and administrative expense	22.4	30.1	46.5	55.0
Impairment of intangible assets	—	—	17.5	—
Transaction expense, net	0.2	0.6	0.5	4.1
Total operating expense	185.5	321.0	450.0	558.4
Operating (loss) income	(0.4)	156.4	(12.0)	184.4
Other income (expense):
Interest expense, net	(20.3)	(19.4)	(39.6)	(33.1)
Equity in (loss) income of unconsolidated affiliates	(11.1)	9.5	(14.4)	13.6
Miscellaneous, net	0.3	0.4	0.3	0.4
Total other expense	(31.1)	(9.5)	(53.7)	(19.1)
(Loss) income from continuing operations before provision for income taxes	(31.5)	146.9	(65.7)	165.3
Income tax benefit (provision)	7.9	(38.6)	19.5	(45.1)
(Loss) income from continuing operations, net of tax	(23.6)	108.3	(46.2)	120.2
Loss from discontinued operations, net of tax	(95.2)	(1.2)	(96.1)	(1.5)
Net (loss) income	(118.8)	107.1	(142.3)	118.7
Net loss attributable to noncontrolling interest	—	—	(0.1)	—
Net (loss) income and comprehensive (loss) income attributable to CDI	$(118.8)	$107.1	$(142.2)	$118.7

Net (loss) income per common share data - basic:
Continuing operations	$(0.59)	$2.69	$(1.16)	$2.99
Discontinued operations	$(2.41)	$(0.03)	$(2.43)	$(0.04)
Net (loss) income per common share data - basic	$(3.00)	$2.66	$(3.59)	$2.95

Net (loss) income per common share data - diluted:
Continuing operations	$(0.59)	$2.66	$(1.16)	$2.96
Discontinued operations	$(2.41)	$(0.03)	$(2.43)	$(0.04)
Net (loss) income per common share data - diluted	$(3.00)	$2.63	$(3.59)	$2.92

Weighted average shares outstanding:
Basic	39.5	40.1	39.6	40.3
Diluted	39.5	40.7	39.6	40.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$649.2	$96.2
Restricted cash	49.8	46.3
Accounts receivable, net	47.5	37.3
Income taxes receivable	36.8	14.5
Other current assets	34.4	26.9
Total current assets	817.7	221.2
Property and equipment, net	1,043.2	937.3
Investment in and advances to unconsolidated affiliates	615.4	634.5
Goodwill	366.8	367.1
Other intangible assets, net	350.8	369.8
Other assets	22.1	21.1
Total assets	$3,216.0	$2,551.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105.8	$57.8
Accrued expenses and other current liabilities	164.6	173.4
Current deferred revenue	89.8	42.5
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	23.5
Current liabilities of discontinued operations	124.0	—
Total current liabilities	488.2	301.2
Long-term debt, net of current maturities and loan origination fees	1,077.1	384.0
Notes payable, net of debt issuance costs	1,086.8	1,085.9
Non-current deferred revenue	15.1	16.7
Deferred income taxes	188.0	212.8
Other liabilities	38.1	39.4
Total liabilities	2,893.3	2,040.0
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	6.1	—
Retained earnings	314.9	509.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total Churchill Downs Incorporated shareholders' equity	320.1	508.3
Noncontrolling interest	2.6	2.7
Total shareholders' equity	322.7	511.0
Total liabilities and shareholders' equity	$3,216.0	$2,551.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
Net loss			(23.4)		(0.1)	(23.5)
Repurchase of common stock	(0.3)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards			(15.1)			(15.1)
Stock-based compensation		4.3				4.3
Adoption of ASC 326			(0.5)			(0.5)
Balance, March 31, 2020	39.4	—	433.9	(0.9)	2.6	435.6
Net loss			(118.8)			(118.8)
Stock-based compensation		6.1				6.1
Other			(0.2)			(0.2)
Balance, June 30, 2020	39.4	$6.1	$314.9	$(0.9)	$2.6	$322.7

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$—	$473.3
Net income			11.6			11.6
Issuance of common stock	0.1	—				—
Repurchase of common stock	(0.3)	(4.7)	(20.3)			(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)	—	(7.6)			(7.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		4.7				4.7
Adoption of ASC 842			(0.3)			(0.3)
Other			0.2			0.2
Balance, March 31, 2019	40.2	—	457.8	(0.9)	—	456.9
Net income			107.1			107.1
Repurchase of common stock	(0.2)	(4.4)	(13.6)			(18.0)
Stock-based compensation		7.4				7.4
Other		(0.1)				(0.1)
Balance, June 30, 2019	40.0	$2.9	$551.3	$(0.9)	$—	$553.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(142.3)	$118.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44.1	42.3
Distributions from unconsolidated affiliates	4.8	11.5
Equity in loss (income) of unconsolidated affiliates	14.4	(13.6)
Stock-based compensation	10.4	12.1
Deferred income taxes	(24.8)	12.1
Impairment of intangible assets	17.5	—
Amortization of operating lease assets	2.5	2.2
Other	1.8	1.1
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Income taxes	(22.4)	31.9
Deferred revenue	43.5	(36.9)
Other assets and liabilities	127.4	32.9
Net cash provided by operating activities	76.9	214.3
Cash flows from investing activities:
Capital maintenance expenditures	(13.2)	(26.2)
Capital project expenditures	(118.1)	(32.6)
Acquisition of businesses, net of cash acquired	—	(172.1)
Investments in and advances to unconsolidated affiliates	—	(410.1)
Distributions of capital from unconsolidated affiliates	—	8.1
Acquisition of gaming licenses	—	(22.1)
Other	(0.5)	1.1
Net cash used in investing activities	(131.8)	(653.9)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	726.1	1,235.3
Repayments of borrowings under long-term debt obligations	(33.4)	(637.3)
Payment of dividends	(23.4)	(22.2)
Repurchase of common stock	(28.4)	(45.5)
Cash settlement of stock awards	(12.7)	—
Taxes paid related to net share settlement of stock awards	(15.1)	(7.6)
Debt issuance costs	(1.7)	(8.6)
Other	—	(2.3)
Net cash provided by financing activities	611.4	511.8
Net increase in cash, cash equivalents and restricted cash	556.5	72.2
Cash, cash equivalents and restricted cash, beginning of period	142.5	173.3
Cash, cash equivalents and restricted cash, end of period	$699.0	$245.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39.7	$23.6
Income taxes	0.7	1.3
Schedule of non-cash investing and financing activities:
Deferred tax liability assumed from equity investment	$—	$103.2
Property and equipment additions included in accounts payable and accrued expenses	28.1	6.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have resulted and continue to result in significant negative economic impacts in the United States and in relation to our business. The long-term impact of COVID-19 on the United States and world economies and continuing impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. In May 2020, we began to reopen our properties with patron capacity limitations and gaming restrictions. We also implemented other initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities at our properties have continued to be suspended, including all of our food buffets and valet services, and certain restaurants and food outlets. Below is a summary of the temporary closures or suspended operations and the current status of each property:
Churchill Downs
•Churchill Downs Racetrack conducted 27 spectator-free live racing days from May 16, 2020 through June 28, 2020. Churchill Downs Racetrack suspended simulcast operations on March 15, 2020 and such operations currently remain closed.
•Derby City Gaming temporarily suspended operations on March 15, 2020 and reopened on June 8, 2020. Derby City Gaming is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its gaming capacity to approximately 66%.
Gaming
Wholly-Owned Properties
•Calder Casino and Racing ("Calder") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Operations were temporarily suspended again on July 2, 2020 following a Miami-Dade Emergency Order issued by the county's mayor to close all entertainment venues in Miami-Dade county.
•Fair Grounds Slots, Fair Grounds Race Course and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"):
◦Fair Grounds Slots temporarily suspended operations on March 16, 2020 and reopened on June 13, 2020. Fair Grounds Slots is currently restricted to 25% patron capacity and has implemented social distancing measures, which has limited its gaming capacity to approximately 50%;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

◦Fair Grounds Race Course conducted spectator-free live racing from March 13, 2020 through March 21, 2020 and did not have any live race days during the second quarter of 2020; and
◦VSI temporarily suspended operations on March 16, 2020 and reopened on May 18, 2020. VSI is currently restricted to 50% patron capacity and has implemented social distancing measures, which has limited its gaming capacity to approximately 70%.
•Harlow's Casino Resort and Spa ("Harlow's") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Harlow’s is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 66% and its table games capacity to approximately 60%.
•Ocean Downs Casino and Racetrack ("Ocean Downs") temporarily suspended operations on March 15, 2020 and reopened on June 19, 2020. Ocean Downs is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its video lottery terminals ("VLTs") capacity to approximately 70% and its table game capacity to approximately 60%.
•Oxford Casino and Hotel ("Oxford") temporarily suspended operations on March 16, 2020 and reopened on July 9, 2020. Oxford is currently restricted to 200 persons on the gaming floor and only allows slot gaming.
•Presque Isle Downs and Casino ("Presque Isle") temporarily suspended operations on March 16, 2020 and reopened on June 26, 2020. Presque Isle is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 60% and its table game capacity to approximately 60%.
•Riverwalk Casino Hotel ("Riverwalk") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Riverwalk is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 66% and its table games capacity to approximately 60%.
Managed Properties
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Lady Luck Nemacolin is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 50% and its table game capacity to approximately 60%.
Equity Investments
•Rivers Casino Des Plaines ("Rivers Des Plaines") temporarily suspended operations on March 15, 2020 and reopened on July 1, 2020. Rivers Des Plaines is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 66% and its table games capacity to approximately 60%.
•Miami Valley Gaming and Racing ("MVG") temporarily suspended operations on March 14, 2020 and reopened on June 19, 2020. MVG is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its VLT capacity to approximately 50%.
All Other
•Arlington International Racecourse ("Arlington") temporarily suspended operations of its off-track betting facilities ("OTBs") and simulcast operations on March 16, 2020. Four OTBs reopened on June 5, 2020 and the remaining OTBs reopened on various dates in July 2020. Arlington is scheduled to conduct 30 spectator-free live racing days from July 23, 2020 through September 26, 2020.
•Turfway Park conducted nine live racing days from March 12, 2020 through March 21, 2020 and five of these live racing days were run spectator-free. Live racing was canceled for the remaining three scheduled racing days in March 2020. Turfway Park did not have any race days scheduled in the second quarter of 2020.
On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at its wholly-owned and managed gaming properties and certain racing operations. As the Company has reopened these properties, certain employees have returned to work while others remain on temporary furlough due to the capacity restrictions at these properties. The Company is providing health, dental, vision and life insurance benefits to furloughed employees through July 31, 2020.
The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management has received the largest salary decrease, based on both percentage and dollar amount. Salaries for non-furloughed employees

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

will resume at the annual base salary beginning with their start of the employee's first full pay period subsequent to July 31, 2020.
There have been a number of other aspects of our business that have been impacted by COVID-19 during the three and six months ended June 30, 2020, including the following:
•The Company rescheduled the 146th Kentucky Oaks and Derby from May 1-2, 2020 to September 4-5, 2020. On June 24, 2020, the Company received approval from the Governor of Kentucky and state public health officials for its plan to allow limited spectators to attend the Kentucky Derby week events held September 1-5, 2020.
•Horse racing content for wagering on our TwinSpires business ("TwinSpires") decreased, although handle increased as our customers wagered more on the content that was available.
•Starting in mid-February 2020, U.S. and international sporting events were cancelled, which reduced sports betting content for our customers.
Financial Status and Outlook
The Company has temporarily reduced its planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and has prioritized its capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
On March 16, 2020, we borrowed $675.4 million on our revolving credit facility (the "Revolver") pursuant to the Credit Agreement (defined below) to provide the Company with additional financial flexibility, which provided the Company with $649.2 million of cash and cash equivalents as of June 30, 2020.
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
During the Financial Covenant Relief Period, the Company will not be required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.
We continue to assess the situation at our properties and operations on a daily basis; however, we are unable to determine when we will be able to reopen any properties and / or operations that are closed or that may be closed in the future, the conditions upon which we will reopen, and when the current restrictions in place for our opened properties will be removed. Our third quarter of 2020 financial results will be materially impacted by the rescheduling of the Kentucky Oaks and Derby from the second quarter of 2020 to the third quarter of 2020, by the temporary suspended operations at certain properties, and continued restrictions at the properties that have reopened.
Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash to fund our business operations, meet all of our financial commitments, and invest in our prioritized key growth capital projects for well beyond the next twelve months.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
10

Churchill Downs Incorporated
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
Turfway Park Acquisition
The Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International (“Hard Rock”) on October 9, 2019 for total consideration of $46.0 million in cash ("Turfway Park Acquisition"). Turfway Park is located on 197 acres in Florence, Kentucky. On July 28, 2020, the Company's Board of Directors approved the final design plans for the HRM and grandstand facility at Turfway Park. The final plans reflect a project capital of $200.0 million, which includes the Turfway Park Acquisition costs and other previously approved capital. The 155,000 square foot facility will include a grandstand, sports bar, food offerings, and up to 1,200 historical racing machines. The Turfway Park facility is expected to open in the fourth quarter of 2021.
Refer to Note 4, Acquisitions, for further information on the Turfway Park Acquisition.
The Company has announced plans and has begun to invest up to $38.4 million for an extension of Turfway Park, to be located in Newport, Kentucky, which will include a simulcast area including a separate VIP simulcast room, a 17,000 square foot gaming floor with 500 historical racing machines and a feature bar. The Company plans to open the extension in the fourth quarter of 2020.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We adopted this guidance on January 1, 2020. The new guidance did not result in a cumulative adjustment upon adoption and there was no impairment recognized under the new guidance for the three or six months ended June 30, 2020.
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
The cash purchase price paid to JACK was $36.0 million, less $0.9 million of working capital and purchase price adjustments. The preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $0.9 million, at the date of acquisition were as follows: property and equipment (primarily land) of $18.8 million, indefinite-lived gaming rights of $9.8 million, indefinite-lived trademark of $5.5 million, goodwill of $2.7 million, and current liabilities of $2.6 million.
5. DISCONTINUED OPERATIONS
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. ("Aristocrat"), a Nevada corporation, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. Aristocrat paid aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Kater and Thimmegowda Settlement
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated ("Kater litigation") and Manasa Thimmegowda v. Big Fish Games, Inc. (the “Thimmegowda litigation”). The agreement in principle remains contingent on final court approval by the U.S. District Court for the Western District of Washington (the “District Court”). Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement: (i) a total of $155.0 million will be paid into a settlement fund. CDI will pay $124.0 million pre-tax of the settlement from its available cash; Aristocrat will pay $31.0 million pre-tax of the settlement; (ii) all members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits; and (iii) Aristocrat has agreed to specifically release CDI of any and all indemnification obligations under the Stock Purchase Agreement arising from or related to the Kater and Thimmegowda litigations, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement. The $124.0 million pre-tax settlement related to the Company is included in loss from discontinued operations, net of tax in the accompanying condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2020, and on a pre-tax basis in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheets at June 30, 2020.
The following table presents the financial results of Big Fish Games included in "loss from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net revenue	$—	$—	$—	$—

Selling, general and administrative expense	0.3	1.6	1.5	2.0
Legal settlement	124.0	—	124.0	—
Loss from discontinued operations before provision for income taxes	(124.3)	(1.6)	(125.5)	(2.0)
Income tax benefit	29.1	0.4	29.4	0.5
Loss from discontinued operations, net of tax	$(95.2)	$(1.2)	$(96.1)	$(1.5)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is comprised of the following:

(in millions)	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2019	$49.7	$148.2	$165.2	$4.0	$367.1
Adjustments	—	—	—	(0.3)	(0.3)
Balances as of June 30, 2020	$49.7	$148.2	$165.2	$3.7	$366.8
We performed our annual goodwill impairment analysis as of April 1, 2020. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. Based on the results of these analyses, no goodwill impairments were identified in connection with our annual impairment testing. During the second quarter we recorded an immaterial measurement period adjustment for the Turfway Park acquisition that impacted the All Other goodwill balance.
Other intangible assets are comprised of the following:

	June 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.7	$(16.9)	$14.8	$31.3	$(15.0)	$16.3
Indefinite-lived intangible assets			336.0			353.5
Total			$350.8			$369.8
Refer to Note 7, Asset Impairment, for information regarding intangible asset impairments recognized during the first quarter of 2020.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2020. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.
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
The initial fair value of Presque Isle gaming rights in the first quarter of 2019 was determined using the Greenfield Method, which is an income approach methodology that calculates the present value based on a projected cash flow stream. This method assumes that the Presque Isle gaming rights provide the opportunity to develop a casino and online wagering platform in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and / or the creation of all tangible and intangible assets. The estimated future revenue, operating expenses, start-up costs, and discount rate were the primary inputs in the valuation.
Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the Company recognized an impairment of $15.0 million in first quarter of 2020 for its Presque Isle gaming rights ($12.5 million related to the Gaming segment and $2.5 million related to the Online Wagering segment).

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other, the Company performed its impairment testing of the Presque Isle gaming rights and trademark prior to testing Presque Isle goodwill. Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated project cash flow stream. As a result, the Company did not recognize an impairment for Presque Isle goodwill in the first quarter of 2020 because the fair value exceeded the carrying value.
8. INCOME TAXES
The Company’s effective income tax rate for the three and six months ended June 30, 2020 reflects a tax benefit on our actual pretax loss, while the annual estimated effective tax rate reflects tax expense on our estimated annual pretax income.
The Company’s effective income tax rate for the three months ended June 30, 2020 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from nondeductible officer's compensation, state income taxes and the establishment of a valuation allowance against current year state income tax losses in certain jurisdictions that do not require combined reporting. The Company's annual estimated effective tax rate includes a tax benefit from a current year federal taxable loss which will be carried back to a pre-2018 tax year, reducing the effective income tax rate applied to the pre-tax loss in the second quarter of 2020.
The effective income tax rate for the six months ended June 30, 2020 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes, nondeductible officer's compensation and year-to-date tax deductions from vesting of stock awards in excess of book deductions. The Company's annual estimated effective tax rate includes a tax benefit from a current year federal taxable loss which will be carried back to a pre-2018 tax year, reducing the effective income tax rate applied to the pre-tax loss in the six months ended June 30, 2020.
The Company's effective income tax rate for the three months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and certain expenses that are not deductible for the purposes of income taxes. This expense was partially offset by tax benefits resulting from tax deductions from vesting of stock awards in excess of book deductions.
The Company's effective income tax rate for the six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes, as well as $2.2 million of future income tax expenses recognized from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior year quarter, and certain expenses that are not deductible for the purposes of income taxes. This expense was partially offset by tax benefits resulting from tax deductions from vesting of stock awards in excess of book deductions.
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
For the six months ended June 30, 2020, we repurchased 235,590 shares of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $27.9 million, based on trade date. We had approximately $147.1 million of repurchase authority remaining under this program at June 30, 2020, based on trade date. There were no repurchases of common stock under our repurchase program for the three months ended June 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $6.1 million for the three months ended June 30, 2020 and $7.4 million for the three months ended June 30, 2019. Stock-based compensation expense was $10.4 million for the six months ended June 30, 2020 and $12.1 million for the six months ended June 30, 2019.
During the six months ended June 30, 2020, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSUs to directors. The vesting criteria for the PSU awards granted in 2020 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
On February 12, 2020, the Compensation Committee of the Board of Directors offered, and the NEOs accepted, to settle the 2017 PSU Awards in cash.
A summary of the RSUs and PSUs granted during 2020 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded	Vesting Terms

2020	RSU	44	Vest equally over three service periods ending in 2021, 2022, and 2023
2020	RSU	37	Vest equally over three service periods ending in 2020, 2021, and 2022
2020	PSU	37	Three year performance and service period ending in 2022
2020	RSU	12	One year service period ending in 2021

11. DEBT
Credit Agreement
On March 16, 2020, the Company entered into the First Amendment (the “First Amendment”) to its Credit Agreement (as amended, the “Credit Agreement”), dated December 27, 2017, among the Company, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other financial institutions party thereto.
The First Amendment extends the maturity for the Company’s Revolver to at least September 27, 2024, which is 91 days prior to the latest maturity date of the Company’s term loan facility on December 27, 2024. Previously, the maturity date of the revolving credit facility was December 27, 2022.
The interest rates applicable to the Company’s borrowings under the Credit Agreement are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment, among other things, lowers the upper limit of the applied spreads with respect to revolving loans from 2.25% to 1.75% and for commitment fees with respect thereto from 0.35% to 0.30%, and generally offers a reduced pricing schedule for outstanding borrowings and commitment fees with respect to the Revolver across all other leverage pricing levels. The interest rates applicable to borrowings under the facilities are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment does not alter the Company’s borrowing capacity. The Company capitalized $2.0 million of debt issuance costs associated with the First Amendment which are amortized as interest expense over the remaining duration of the Revolver.
On March 16, 2020, we borrowed $675.4 million on our Revolver to provide the Company with additional financial flexibility, which provided the Company with $649.2 million of cash and cash equivalents as of June 30, 2020.
On April 28, 2020, the Company entered into the Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2020, the Churchill Downs segment had remaining performance obligations, on contracts with a duration greater than one year, with an aggregate transaction price of $162.7 million. The revenue we expect to recognize on these remaining performance obligations is $38.1 million for the remainder of 2020, $39.1 million in 2021, $32.6 million in 2022, and the remainder thereafter.
As of June 30, 2020, our remaining performance obligations in segments other than Churchill Downs were not material.
Contract Assets and Contract Liabilities
As of June 30, 2020 and December 31, 2019, contract assets were not material.
As of June 30, 2020 and December 31, 2019, contract liabilities were $108.8 million and $63.1 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Churchill Downs segment and the increase was primarily due to cash payments received for unfulfilled performance obligations. We recognized $0.3 million of revenue during the three months ended June 30, 2020 and $4.1 million of revenue during the six months ended June 30, 2020 that was included in the contract liabilities balance at December 31, 2019. We recognized $45.8 million of revenue during the three months ended June 30, 2019 and $48.5 million of revenue during the six months ended June 30, 2019 that was included in the contract liabilities balance at December 31, 2018.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Account wagering deposits liability	$38.5	$28.9
Accrued interest	19.5	19.7
Purses payable	18.9	19.9
Accrued salaries and related benefits	8.5	29.2
Other	79.2	75.7
Total	$164.6	$173.4

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
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus its accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. As of June 30, 2020, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $833.8 million.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates. The summarized income statement information for the three and six months ended June 30, 2020 and 2019, respectively, and summarized balance sheet information as of June 30, 2020 and December 31, 2019 includes the following equity investments: MVG, Rivers Des Plaines from the transaction date of March 5, 2019, and two other immaterial joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net revenue	$6.8	$166.2	$144.6	$255.7

Operating and SG&A expense	7.2	119.1	108.0	180.1
Depreciation and amortization	4.1	3.3	8.3	5.5
Total operating expense	11.3	122.4	116.3	185.6
Operating (loss) income	(4.5)	43.8	28.3	70.1
Interest and other, net	(13.4)	(25.3)	(49.2)	(42.3)
Net (loss) income	$(17.9)	$18.5	$(20.9)	$27.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
Assets
Current assets	$98.3	$64.0
Property and equipment, net	271.2	256.1
Other assets, net	246.1	240.1
Total assets	$615.6	$560.2
Liabilities and Members' Deficit
Current liabilities	$91.3	$73.3
Long-term debt	790.1	745.0
Other liabilities	43.9	20.6
Members' deficit	(309.7)	(278.7)
Total liabilities and members' deficit	$615.6	$560.2

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
Debt
The fair value of the Company’s 4.75% Senior Notes due 2028 (the "2028 Senior Notes") and 5.500% Senior Notes due 2027 ("2027 Senior Notes") are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's $400.0 million Senior Secured Term Loan B (the "Term Loan B") and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$49.8	$49.8	$49.8	$—	$—
Financial liabilities:
Term Loan B	386.5	390.0	—	390.0	—
Revolver	694.6	694.6	—	694.6	—
2027 Senior Notes	592.6	584.8	—	584.8	—
2028 Senior Notes	494.2	480.3	—	480.3	—

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$46.3	$46.3	$46.3	$—	$—
Financial liabilities:
Term Loan B	388.0	392.0	—	392.0	—
2027 Senior Notes	592.0	636.0	—	636.0	—
2028 Senior Notes	493.9	515.2	—	515.2	—

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
Kater and Thimmegowda Settlement
Refer to Note 5, Discontinued Operations, for further discussion of the Kater and Thimmegowda settlement.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the United States Environmental Protection Agency ("EPA") regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle,

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

subject to final regulatory and court approval. If approved, the agreement will include a $2.8 million penalty, which was accrued for in the third quarter of 2019 and is included in accrued expense and other current liabilities in our accompanying condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.
17. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator for basic net (loss) income per common share:
Net (loss) income from continuing operations	$(23.6)	$108.3	$(46.2)	$120.2
Net loss attributable to noncontrolling interest	—	—	(0.1)	—
Net (loss) income from continuing operations, net of loss attributable to noncontrolling interests	(23.6)	108.3	(46.1)	120.2
Net loss from discontinued operations	(95.2)	(1.2)	(96.1)	(1.5)
Numerator for basic net (loss) income per common share	$(118.8)	$107.1	$(142.2)	$118.7
Numerator for diluted net (loss) income from continuing operations per common share	$(23.6)	$108.3	$(46.1)	$120.2
Numerator for diluted net (loss) income per common share	$(118.8)	$107.1	$(142.2)	$118.7

Denominator for net (loss) income per common share:
Basic	39.5	40.1	39.6	40.3
Plus dilutive effect of stock awards	—	0.6	—	0.4
Diluted	39.5	40.7	39.6	40.7

Net (loss) income per common share data:
Basic
Continuing operations	$(0.59)	$2.69	$(1.16)	$2.99
Discontinued operations	$(2.41)	$(0.03)	$(2.43)	$(0.04)
Net (loss) income per common share - basic	$(3.00)	$2.66	$(3.59)	$2.95

Diluted
Continuing operations	$(0.59)	$2.66	$(1.16)	$2.96
Discontinued operations	$(2.41)	$(0.03)	$(2.43)	$(0.04)
Net (loss) income per common share - diluted	$(3.00)	$2.63	$(3.59)	$2.92

Anti-dilutive stock awards excluded from the calculation of diluted shares	0.5	—	0.5	—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
TwinSpires operates our online horse racing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; facilitates high dollar wagering by international customers (Velocity); and provides the platform for horse racing statistical data generated by our information business that provides data and processing services to the equine industry (Brisnet).
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
◦Fair Grounds and VSI
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
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington
•United Tote
•Oak Grove Racing and Gaming
•Turfway Park
•Corporate

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$15.6	$161.0	$17.5	$163.3
Derby City Gaming	7.7	21.2	29.3	39.9
Total Churchill Downs	23.3	182.2	46.8	203.2
Online Wagering:
TwinSpires	119.9	95.6	186.5	158.6
Online Sports Betting and iGaming	1.3	—	2.0	0.1
Total Online Wagering	121.2	95.6	188.5	158.7
Gaming:
Fair Grounds and VSI	11.1	30.9	42.7	68.4
Presque Isle	2.0	37.1	29.6	66.8
Calder	5.7	25.6	27.5	51.0
Oxford	0.1	26.3	20.2	50.2
Ocean Downs	3.1	21.9	17.9	40.3
Riverwalk	7.4	14.2	20.1	30.5
Harlow’s	5.6	13.3	17.3	28.6
Lady Luck Nemacolin	2.3	8.3	9.6	10.6
Total Gaming	37.3	177.6	184.9	346.4
All Other	3.3	22.0	17.8	34.5
Net revenue from external customers	$185.1	$477.4	$438.0	$742.8

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Intercompany net revenue:
Churchill Downs	$6.9	$10.9	$7.2	$11.3
Online Wagering	0.4	0.4	0.8	0.7
Gaming	—	0.2	1.5	1.5
All Other	2.9	3.4	5.9	5.6
Eliminations	(10.2)	(14.9)	(15.4)	(19.1)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$14.9	$115.6	$1.7	$132.2	$0.8	$133.0
Historical racing(a)	7.3	—	—	7.3	—	7.3
Racing event-related services	0.5	—	0.7	1.2	—	1.2
Gaming(a)	—	1.5	33.3	34.8	—	34.8
Other(a)	0.6	4.1	1.6	6.3	2.5	8.8
Total	$23.3	$121.2	$37.3	$181.8	$3.3	$185.1

	Three Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$41.3	$91.1	$5.5	$137.9	$12.2	$150.1
Historical racing(a)	19.7	—	—	19.7	—	19.7
Racing event-related services	113.4	—	0.8	114.2	2.2	116.4
Gaming(a)	—	—	150.2	150.2	—	150.2
Other(a)	7.8	4.5	21.1	33.4	7.6	41.0
Total	$182.2	$95.6	$177.6	$455.4	$22.0	$477.4
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $0.8 million for the three months ended June 30, 2020 and $7.9 million for the three months ended June 30, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$15.9	$179.5	$11.6	$207.0	$10.7	$217.7
Historical racing(b)	27.7	—	—	27.7	—	27.7
Racing event-related services	0.5	—	2.0	2.5	0.1	2.6
Gaming(b)	—	2.2	154.9	157.1	—	157.1
Other(b)	2.7	6.8	16.4	25.9	7.0	32.9
Total	$46.8	$188.5	$184.9	$420.2	$17.8	$438.0

	Six Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$42.7	$151.6	$17.7	$212.0	$19.7	$231.7
Historical racing(b)	37.4	—	—	37.4	—	37.4
Racing event-related services	113.4	—	2.3	115.7	2.2	117.9
Gaming(b)	—	0.1	289.2	289.3	—	289.3
Other(b)	9.7	7.0	37.2	53.9	12.6	66.5
Total	$203.2	$158.7	$346.4	$708.3	$34.5	$742.8
(b) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $8.4 million for the six months ended June 30, 2020 and $15.5 million for the six months ended June 30, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$30.2	$121.6	$37.3

Taxes and purses	(13.9)	(6.6)	(14.4)
Marketing and advertising	(0.3)	(2.9)	(0.4)
Salaries and benefits	(4.9)	(3.0)	(9.0)
Content expense	(0.1)	(59.7)	(0.4)
Selling, general and administrative expense	(1.2)	(1.7)	(3.9)
Other operating expense	(5.3)	(9.0)	(11.1)
Other income	—	0.1	(0.1)
Adjusted EBITDA	$4.5	$38.8	$(2.0)

	Three Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$193.1	$96.0	$177.8

Taxes and purses	(35.7)	(4.3)	(68.5)
Marketing and advertising	(3.6)	(4.5)	(5.1)
Salaries and benefits	(12.5)	(2.7)	(25.4)
Content expense	(0.8)	(51.8)	(1.7)
Selling, general and administrative expense	(2.0)	(1.9)	(6.9)
Other operating expense	(16.6)	(8.6)	(21.8)
Other income	—	—	27.7
Adjusted EBITDA	$121.9	$22.2	$76.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$54.0	$189.3	$186.4

Taxes & purses	(21.0)	(10.5)	(73.5)
Marketing & advertising	(1.4)	(6.4)	(5.7)
Salaries & benefits	(11.1)	(6.5)	(38.5)
Content expense	(0.5)	(92.9)	(1.6)
SG&A expense	(2.7)	(3.1)	(10.6)
Other operating expense	(10.9)	(16.2)	(30.6)
Other income	—	0.1	21.1
Adjusted EBITDA	$6.4	$53.8	$47.0

	Six Months Ended June 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$214.5	$159.4	$347.9

Taxes & purses	(41.9)	(7.6)	(133.5)
Marketing & advertising	(4.7)	(5.5)	(10.2)
Salaries & benefits	(17.7)	(5.2)	(49.9)
Content expense	(1.3)	(83.9)	(2.9)
SG&A expense	(3.7)	(3.7)	(13.3)
Other operating expense	(21.9)	(14.4)	(40.8)
Other income	—	—	43.6
Adjusted EBITDA	$123.3	$39.1	$140.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
28

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Reconciliation of Comprehensive (Loss) Income to Adjusted EBITDA:

Net (loss) income and comprehensive (loss) income attributable to CDI	$(118.8)	$107.1	$(142.2)	$118.7
Net loss attributable to noncontrolling interest	—	—	0.1	—
Net (loss) income before noncontrolling interest	(118.8)	107.1	(142.3)	118.7
Loss from discontinued operations, net of tax	95.2	1.2	96.1	1.5
(Loss) income from continuing operations, net of tax	(23.6)	108.3	(46.2)	120.2

Additions:
Depreciation and amortization	22.1	21.5	44.1	42.3
Interest expense	20.3	19.4	39.6	33.1
Income tax (benefit) provision	(7.9)	38.6	(19.5)	45.1
EBITDA	$10.9	$187.8	$18.0	$240.7

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$6.1	$7.4	$10.4	$12.1
Other charges	(0.1)	—	(0.1)	0.5
Pre-opening expense and other expense	1.9	0.9	3.6	2.2
Impairment of intangible assets	—	—	17.5	—
Transaction expense, net	0.2	0.6	0.5	4.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.8	9.7	19.3	13.2
Changes in fair value of Midwest Gaming's interest rate swaps	1.3	7.9	16.2	12.2
Midwest Gaming's recapitalization and transactions costs	—	0.8	—	4.7
Other	—	(0.1)	—	(0.1)
Total adjustments to EBITDA	19.2	27.2	67.4	48.9
Adjusted EBITDA	$30.1	$215.0	$85.4	$289.6

Adjusted EBITDA by segment:
Churchill Downs	$4.5	$121.9	$6.4	$123.3
Online Wagering	38.8	22.2	53.8	39.1
Gaming	(2.0)	76.1	47.0	140.9
Total segment Adjusted EBITDA	41.3	220.2	107.2	303.3
All Other	$(11.2)	$(5.2)	$(21.8)	$(13.7)
Total Adjusted EBITDA	$30.1	$215.0	$85.4	$289.6
The table below presents information about equity in (loss) income of unconsolidated investments included in our reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gaming	$(11.1)	$9.5	$(14.4)	$13.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
29

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	June 30, 2020	December 31, 2019
Total assets:
Churchill Downs	$395.2	$370.3
Online Wagering	250.1	241.5
Gaming	945.5	1,030.1
Total segment assets	1,590.8	1,641.9
All Other	1,625.2	909.1
Total assets	$3,216.0	$2,551.0
The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2020	2019
Capital expenditures:
Churchill Downs	$28.2	$21.9
Online Wagering	6.1	4.9
Gaming	4.5	28.2
Total segment capital expenditures	38.8	55.0
All Other	92.5	3.8
Total capital expenditures	$131.3	$58.8

19. SUBSEQUENT EVENT
As of the date of this filing, there were no subsequent events that may impact our disclosures in the condensed consolidated financial statements except for the discussions regarding the impact of the COVID-19 pandemic on our business disclosed in Note 1, Description of Business.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and / or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date that the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.
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
•weather and other conditions affecting our ability to conduct live racing;
•the occurrence of extraordinary events, such as terrorist attacks, public health threats and civil unrest;
•changes in the regulatory environment of our racing operations;
•increased competition in the horse racing business;
•difficulty in attracting a sufficient number of horses and trainers for full field horse races;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
31

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have resulted and continue to result in significant negative economic impacts in the United States and in relation to our business. The long-term impact of COVID-19 on the United States and world economies and continuing impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. In May 2020, we began to reopen our properties with patron capacity limitations and gaming restrictions. We also implemented other initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities at our properties have continued to be suspended, including all of our food buffets and valet services, and certain restaurants and food outlets. Below is a summary of the temporary closures or suspended operations and the current status of each property:
Churchill Downs
•Churchill Downs Racetrack conducted 27 spectator-free live racing days from May 16, 2020 through June 28, 2020. Churchill Downs Racetrack suspended simulcast operations on March 15, 2020 and such operations currently remain closed.
•Derby City Gaming temporarily suspended operations on March 15, 2020 and reopened on June 8, 2020. Derby City Gaming is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its gaming capacity to approximately 66%.
Gaming
Wholly-Owned Properties
•Calder Casino and Racing ("Calder") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Operations were temporarily suspended again on July 2, 2020 following a Miami-Dade Emergency Order issued by the county's mayor to close all entertainment venues in Miami-Dade county.
•Fair Grounds Slots, Fair Grounds Race Course and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"):
◦Fair Grounds Slots temporarily suspended operations on March 16, 2020 and reopened on June 13, 2020. Fair Grounds Slots is currently restricted to 25% patron capacity and has implemented social distancing measures, which has limited its gaming capacity to approximately 50%;
◦Fair Grounds Race Course conducted spectator-free live racing from March 13, 2020 through March 21, 2020 and did not have any live race days during the second quarter of 2020; and
◦VSI temporarily suspended operations on March 16, 2020 and reopened on May 18, 2020. VSI is currently restricted to 50% patron capacity and has implemented social distancing measures, which has limited its gaming capacity to approximately 70%.
•Harlow's Casino Resort and Spa ("Harlow's") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Harlow’s is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 66% and its table games capacity to approximately 60%.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
33

•Ocean Downs Casino and Racetrack ("Ocean Downs") temporarily suspended operations on March 15, 2020 and reopened on June 19, 2020. Ocean Downs is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its video lottery terminals ("VLTs") capacity to approximately 70% and its table game capacity to approximately 60%.
•Oxford Casino and Hotel ("Oxford") temporarily suspended operations on March 16, 2020 and reopened on July 9, 2020. Oxford is currently restricted to 200 persons on the gaming floor and only allows slot gaming.
•Presque Isle Downs and Casino ("Presque Isle") temporarily suspended operations on March 16, 2020 and reopened on June 26, 2020. Presque Isle is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 60% and its table game capacity to approximately 60%.
•Riverwalk Casino Hotel ("Riverwalk") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Riverwalk is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 66% and its table games capacity to approximately 60%.
Managed Properties
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Lady Luck Nemacolin is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 50% and its table game capacity to approximately 60%.
Equity Investments
•Rivers Casino Des Plaines ("Rivers Des Plaines") temporarily suspended operations on March 15, 2020 and reopened on July 1, 2020. Rivers Des Plaines is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its slot gaming capacity to approximately 66% and its table games capacity to approximately 60%.
•Miami Valley Gaming and Racing ("MVG") temporarily suspended operations on March 14, 2020 and reopened on June 19, 2020. MVG is currently restricted to 50% of patron capacity and has implemented social distancing measures, which has limited its VLT capacity to approximately 50%.
All Other
•Arlington International Racecourse ("Arlington") temporarily suspended operations of its off-track betting facilities ("OTBs") and simulcast operations on March 16, 2020. Four OTBs reopened on June 5, 2020 and the remaining OTBs reopened on various dates in July 2020. Arlington is scheduled to conduct 30 spectator-free live racing days from July 23, 2020 through September 26, 2020.
•Turfway Park conducted nine live racing days from March 12, 2020 through March 21, 2020 and five of these live racing days were run spectator-free. Live racing was canceled for the remaining three scheduled racing days in March 2020. Turfway Park did not have any race days scheduled in the second quarter of 2020.
On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at its wholly-owned and managed gaming properties and certain racing operations. As the Company has reopened these properties, certain employees have returned to work while others remain on temporary furlough due to the capacity restrictions at these properties. The Company is providing health, dental, vision and life insurance benefits to furloughed employees through July 31, 2020.
The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management has received the largest salary decrease, based on both percentage and dollar amount. Salaries for non-furloughed employees will resume at the annual base salary beginning with their start of the employee's first full pay period subsequent to July 31, 2020.
There have been a number of other aspects of our business that have been impacted by COVID-19 during the three and six months ended June 30, 2020, including the following:
•The Company rescheduled the 146th Kentucky Oaks and Derby from May 1-2, 2020 to September 4-5, 2020. On June 24, 2020, the Company received approval from the Governor of Kentucky and state public health officials for its plan to allow limited spectators to attend the Kentucky Derby week events held September 1-5, 2020.
•Horse racing content for wagering on our TwinSpires business ("TwinSpires") decreased, although handle increased as our customers wagered more on the content that was available.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
34

•Starting in mid-February 2020, U.S. and international sporting events were cancelled, which reduced sports betting content for our customers.
Financial Status and Outlook
The Company has temporarily reduced its planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and has prioritized its capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
On March 16, 2020, we borrowed $675.4 million on our revolving credit facility (the "Revolver") pursuant to the Credit Agreement (defined below) to provide the Company with additional financial flexibility, which provided the Company with $649.2 million of cash and cash equivalents as of June 30, 2020.
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
During the Financial Covenant Relief Period, the Company will not be required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period. Although the Company was not required to meet its financial covenants under our Credit Agreement at June 30, 2020 (as a result of the Second Amendment to the Credit Agreement), the Company was in compliance with all such applicable covenants at June 30, 2020.
We continue to assess the situation at our properties and operations on a daily basis; however, we are unable to determine when we will be able to reopen any properties and / or operations that are closed or that may be closed in the future, the conditions upon which we will reopen, and when the current restrictions in place for our opened properties will be removed. Our third quarter of 2020 financial results will be materially impacted by the rescheduling of the Kentucky Oaks and Derby from the second quarter of 2020 to the third quarter of 2020, by the temporary suspended operations at certain properties, and continued restrictions at the properties that have reopened.
Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash to fund our business operations, meet all of our financial commitments, and invest in our prioritized key growth capital projects for well beyond the next twelve months.
Kater and Thimmegowda Settlement
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated ("Kater litigation") and Manasa Thimmegowda v. Big Fish Games, Inc. (the “Thimmegowda litigation”). The agreement in principle remains contingent on final court approval by the U.S. District Court for the Western District of Washington (the “District Court”). Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement: (i) a total of $155.0 million will be paid into a settlement fund. CDI will pay $124.0 million pre-tax of the settlement from its available cash; Aristocrat Technologies, Inc. ("Aristocrat") will pay $31.0 million pre-tax of the settlement; (ii) all members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits; and (iii) Aristocrat has agreed to specifically release CDI of any and all indemnification obligations under the Stock Purchase Agreement dated November 29, 2017 (the "Stock Purchase Agreement"), among the Company, Aristocrat, and Big Fish Games, Inc. ("Big Fish Games") arising from or related to the Kater and Thimmegowda litigations, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement. The $124.0 million pre-tax settlement related to the Company is included in loss from discontinued operations, net of tax in the accompanying condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2020, and on a pre-tax basis in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheets at June 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
35

Asset Impairment
During the quarter ended March 31, 2020, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of its indefinite-lived intangible assets, goodwill, or property and equipment, were impaired ("Trigger Event"), or if there were any other than temporary impairments of our equity investments. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of April 1, 2019, changes in carrying values, changes in discount rates, and the impact of temporary property closures due to the COVID-19 pandemic on cash flows. Based on the Company's evaluation, the Company concluded that a Trigger Event occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of the COVID-19 pandemic and the recent closing of the Presque Isle Transaction (as defined below) in 2019. As a result of the Trigger Event, the Company recognized an impairment in the first quarter of 2020 of $15.0 million for its Presque Isle gaming rights intangible asset and an impairment of $2.5 million for its Presque Isle trademark intangible asset.
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
TwinSpires operates our online horse racing wagering business on TwinSpires.com, BetAmerica.com and other Company platforms; facilitates high dollar wagering by international customers (Velocity); and provides the platform for horse racing statistical data generated by our information business that provides data and processing services to the equine industry (Brisnet).
Our sports betting and iGaming business includes the online BetAmerica sports betting and casino gaming operations. On July 29, 2020, the Company announced a partnership to operate a retail BetAmerica sportsbook at Island Resort & Casino in Harris, Michigan, and a BetAmerica online sportsbook and online iGaming platform available throughout the state of Michigan, subject to gaming license and regulatory approvals.
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack or jai alai facilities which support the casino license. The Gaming segment has approximately 11,000 slot machines and VLTs and 200 table games located in eight states.
The Gaming segment revenue and Adjusted EBITDA includes the following properties:
◦Calder
◦Fair Grounds and VSI
◦Harlow's
◦Lady Luck Nemacolin management agreement
◦Ocean Downs
◦Oxford
◦Presque Isle
◦Riverwalk

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
36

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
Turfway Park Acquisition
The Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International (“Hard Rock”) on October 9, 2019 for total consideration of $46.0 million in cash ("Turfway Park Acquisition"). Turfway Park is located on 197 acres in Florence, Kentucky. On July 28, 2020, the Company's Board of Directors approved the final design plans for the HRM and grandstand facility at Turfway Park. The final plans reflect a project capital of $200.0 million, which includes the Turfway Park Acquisition costs and other previously approved capital. The 155,000 square foot facility will include a grandstand, sports bar, food offerings, and up to 1,200 historical racing machines. The Turfway Park facility is expected to open in the fourth quarter of 2021.
Of the $46.0 million total consideration, $36.0 million, less $0.9 million of working capital and purchase price adjustments, was accounted for as a business combination. The remaining $10.0 million was paid to Hard Rock for the assignment of the

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
37

purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and was amortized through expense in the fourth quarter of 2019.
The Company has announced plans and has begun to invest up to $38.4 million for an extension of Turfway Park, to be located in Newport, Kentucky, which will include a simulcast area including a separate VIP simulcast room, a 17,000 square foot gaming floor with 500 historical racing machines and a feature bar. The Company plans to open the extension in the fourth quarter of 2020.
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
Government Regulations and Legislative Actions
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Churchill Downs, Online Wagering, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, including Part I - Item 1, "Business," for a discussion of regulatory and legislative issues.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
38

Specific State Casino Regulations and Legislative Actions
Illinois
On June 30, 2020, legislation was signed into law by the Governor of Illinois that provides financial relief to the gaming industry. The legislation amends the existing law to allow the lower privilege tax on table games for existing casinos to be effective on July 1, 2020 instead of when a newly authorized casino begins operations. The legislation also provides cash flow relief for existing casinos by extending the payment deadline for new gaming positions from July 1, 2020 to July 1, 2021 and extends the payment period and waives interest for reconciliation payments related to the new gaming positions. The legislation delays the payment deadline for an initial sports wagering license from July 1, 2020 to July 1, 2021 and also establishes a lower privilege tax schedule for a new casino in Chicago, which has been authorized by not yet opened. We believe the legislation will have a positive impact on our business operations.
Louisiana
Effective July 15, 2020, legislation was signed into law by the Governor of Louisiana that exempts the tax on promotional play for casinos and OTBs. We believe the legislation will have a positive impact on our business operations.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net revenue	$185.1	$477.4	$(292.3)	$438.0	$742.8	$(304.8)
Operating (loss) income	(0.4)	156.4	(156.8)	(12.0)	184.4	(196.4)
Operating (loss) income margin	0%	33%		(3)%	25%
Net (loss) income from continuing operations	$(23.6)	$108.3	$(131.9)	$(46.2)	$120.2	$(166.4)
Net (loss) income attributable to Churchill Downs Incorporated	(118.8)	107.1	(225.9)	(142.2)	118.7	(260.9)
Adjusted EBITDA	30.1	215.0	(184.9)	85.4	289.6	(204.2)
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019
•Net revenue decreased $292.3 million driven by a $158.9 million decrease from Churchill Downs primarily due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at Derby City Gaming, a $140.3 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties, and an $18.7 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases were a $25.6 million increase from Online Wagering due to an increase in handle and net revenue per active player at TwinSpires.
•Operating (loss) income decreased $156.8 million due to a $116.4 million decrease from Churchill Downs due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at Derby City Gaming; a $52.7 million decrease from Gaming due to the temporary closure of all Gaming properties; and an $8.8 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases were a $13.0 million increase from Online Wagering due to an increase in handle and net revenue per active players at TwinSpires, a $7.7 million decrease in selling, general and administrative expense related to salaries and related benefits, and a $0.4 million decrease in transaction expense, net.
•Net (loss) income from continuing operations decreased $131.9 million. The following items impacted comparability of the Company's second quarter of 2020 net (loss) income from continuing operations compared to the prior year quarter: a $4.8 million after-tax expense decrease related to our equity portion of the non-cash change in fair value of Midwest Gaming's interest rate swaps and a $0.6 million after-tax decrease of our equity portion of Midwest Gaming's recapitalization and transaction costs in the second quarter of 2019 that did not recur in the current year quarter. Partially offsetting these decreases were a $0.6 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities in the second quarter of 2019 that did not recur in the current year quarter based on an increase in revenue related to states with higher tax rates and a $0.6 million after-tax increase in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net (loss) income from continuing operations decreased $136.1 million primarily due to a $135.2 million after-tax decrease driven by the results of our operations

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
39

and equity income from our unconsolidated affiliates and a $0.9 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net (loss) income attributable to Churchill Downs Incorporated decreased $225.9 million due to a $131.9 million decrease in net (loss) income from continuing operations discussed above and a $94.0 million increase in net loss from discontinued operations. During the second quarter of 2020, we entered into a settlement for the Kater and Thimmegowda litigations for $124.0 million ($95.0 million after-tax) which increased our net loss from discontinued operations compared to the prior year quarter.
•Adjusted EBITDA decreased $184.9 million driven by a $117.4 million decrease from Churchill Downs primarily due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at Derby City Gaming; a $78.1 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties; and a $6.0 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases was a $16.6 million increase from Online Wagering from increased handle and net revenue per active players at TwinSpires.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019
•Net revenue decreased $304.8 million driven by a $161.5 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties; a $156.4 million decrease from Churchill Downs primarily due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at Derby City Gaming; and a $16.7 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases was a $29.8 million increase from Online Wagering due to an increase in handle and net revenue per active player at TwinSpires.
•Operating (loss) income decreased $196.4 million due to a $117.1 million decrease from Churchill Downs due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at Derby City Gaming; a $73.7 million decrease from Gaming due to the temporary closure of all Gaming properties; a $17.5 million non-cash impairment of the Presque Isle gaming rights and trademark intangible assets; and a $12.4 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases were a $12.2 million increase from Online Wagering due to an increase in handle and net revenue per active players at TwinSpires, an $8.5 million decrease in selling, general and administrative expense related to salaries and related benefits, and a $3.6 million decrease in transaction expense, net.
•Net (loss) income from continuing operations decreased $166.4 million. The following items impacted comparability of the Company's net income from continuing operations during the six months ended June 30, 2020 compared to the prior year period: a $12.0 million non-cash after-tax impact related to our impairment of the Presque Isle intangible assets and a $3.0 million after-tax expense increase related to our equity portion of the non-cash change in fair value of Midwest Gaming's interest rate swaps. Partially offsetting these decreases were a $3.5 million after-tax decrease of our equity portion of Midwest Gaming's recapitalization and transaction costs in the second quarter of 2019 that did not recur in 2020, a $2.2 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities in 2019 that did not recur in 2020 based on an increase in revenue related to states with higher tax rates, and a $1.9 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net income from continuing operations decreased $159.0 million primarily due to a $154.1 million after-tax decrease driven by the results of our operations and equity income from our unconsolidated affiliates and a $4.9 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net (loss) income attributable to Churchill Downs Incorporated decreased $260.9 million due to a $166.4 million decrease in net (loss) income from continuing operations discussed above and a $94.6 million increase in net loss from discontinued operations, partially offset by a $0.1 million increase from our net loss attributable to our noncontrolling interest. During the second quarter of 2020, we settled the Kater and Thimmegowda litigations for $124.0 million pre-tax ($95.0 million after-tax) which increased our net loss from discontinued operations compared to the prior year period.
•Adjusted EBITDA decreased $204.2 million driven by a $116.9 million decrease from Churchill Downs primarily due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at Derby City Gaming; a $93.9 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties; and an $8.1 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases was a $14.7 million increase from Online Wagering from increased handle and net revenue per active players at TwinSpires.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
40

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Churchill Downs:
Churchill Downs Racetrack	$22.5	$171.9	$(149.4)	$24.7	$174.6	$(149.9)
Derby City Gaming	7.7	21.2	(13.5)	29.3	39.9	(10.6)
Total Churchill Downs	30.2	193.1	(162.9)	54.0	214.5	(160.5)
Online Wagering:
TwinSpires	120.3	95.9	24.4	187.3	159.2	28.1
Online Sports Betting and iGaming	1.3	0.1	1.2	2.0	0.2	1.8
Total Online Wagering	121.6	96.0	25.6	189.3	159.4	29.9
Gaming:
Fair Grounds and VSI	11.1	30.9	(19.8)	44.2	69.7	(25.5)
Presque Isle	2.0	37.3	(35.3)	29.6	67.0	(37.4)
Calder	5.7	25.6	(19.9)	27.5	51.0	(23.5)
Oxford	0.1	26.3	(26.2)	20.2	50.2	(30.0)
Ocean Downs	3.1	21.9	(18.8)	17.9	40.3	(22.4)
Riverwalk	7.4	14.2	(6.8)	20.1	30.5	(10.4)
Harlow's	5.6	13.3	(7.7)	17.3	28.6	(11.3)
Lady Luck Nemacolin	2.3	8.3	(6.0)	9.6	10.6	(1.0)
Total Gaming	37.3	177.8	(140.5)	186.4	347.9	(161.5)
All Other	6.2	25.4	(19.2)	23.7	40.1	(16.4)
Eliminations	(10.2)	(14.9)	4.7	(15.4)	(19.1)	3.7
Net Revenue	$185.1	$477.4	$(292.3)	$438.0	$742.8	$(304.8)
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019
•Churchill Downs revenue decreased $162.9 million due to a $149.4 million decrease from Churchill Downs Racetrack primarily due to the rescheduling of the 146th Kentucky Oaks and Derby, and a $13.5 million decrease at Derby City Gaming due to the temporary suspension of operations.
•Online Wagering revenue increased $25.6 million from the prior year quarter primarily due to a $24.4 million increase at TwinSpires. U.S. thoroughbred industry handle decreased 18.9% during the second quarter of 2020 compared to the prior year quarter. Although horse racing content for wagering decreased, TwinSpires handle grew $100.7 million, or 21.6%, compared to the prior year, despite the rescheduling of the 146th Kentucky Oaks and Derby, as our customers wagered more on the content that was available. Active players decreased 55.5% primarily due to the rescheduling of the 146th Kentucky Oaks and Derby; however, net revenue per active player increased 191.9%. Our online sports betting and iGaming net revenues increased $1.2 million compared to the prior year quarter primarily due to a full quarter of iGaming results in Pennsylvania for the second quarter of 2020 compared to the prior year quarter. Sports betting net revenue growth was impacted by the suspension of U.S. and international sporting events beginning in mid-February 2020.
•Gaming revenue decreased $140.5 million primarily due to the temporary suspension of operations of all of our Gaming properties and the loss of revenue at each property.
•All Other revenue decreased $19.2 million primarily due to a $15.4 million decrease at Arlington due to the temporary suspension of operations and a $3.9 million decrease at United Tote due to certain customers suspending services due to COVID-19. Partially offsetting these decreases was a $0.1 million increase from other sources.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
41

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019
•Churchill Downs revenue decreased $160.5 million due to a $149.9 million decrease from Churchill Downs Racetrack primarily due to the rescheduling of the 146th Kentucky Oaks and Derby, and a $10.6 million decrease at Derby City Gaming due to the temporary suspension of operations.
•Online Wagering revenue increased $29.9 million from the prior year period primarily due to a $28.1 million increase at TwinSpires. U.S. thoroughbred industry handle decreased 10.9% during the six months ended June 30, 2020 compared to the prior year period. Although horse racing content for wagering decreased, TwinSpires handle grew $126.1 million, or 16.3%, compared to the prior year period, despite the rescheduling of the 146th Kentucky Oaks and Derby, as our customers wagered more on the content that was available. Active players decreased 52.1% due to the rescheduling of the 146th Kentucky Oaks and Derby; however, net revenue per active player increased 153.2%. Our online sports betting and iGaming net revenues increased $1.8 million compared to the prior year period primarily due to a full six months of iGaming results in Pennsylvania and New Jersey for 2020 compared to the prior year period. Sports betting net revenue growth was impacted by the suspension of U.S. and international sporting events beginning in mid-February 2020.
•Gaming revenue decreased $161.5 million primarily due to the temporary suspension of operations of all of our Gaming properties and the loss of revenue at each property.
•All Other revenue decreased $16.4 million primarily due to a $17.2 million decrease at Arlington due to the temporary suspension of operations and a $4.6 million decrease at United Tote due to certain customers suspending services due to COVID-19. Partially offsetting these decreases was a $5.4 million increase from the Turfway Park Acquisition in October 2019.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Taxes and purses	$36.6	$113.1	$(76.5)	$112.3	$191.3	$(79.0)
Salaries and benefits	20.8	47.5	(26.7)	66.2	84.3	(18.1)
Content expense	50.5	41.8	8.7	82.0	73.9	8.1
Selling, general and administrative expense	22.4	30.1	(7.7)	46.5	55.0	(8.5)
Depreciation and amortization	22.1	21.5	0.6	44.1	42.3	1.8
Marketing and advertising	3.8	13.7	(9.9)	13.6	20.9	(7.3)
Transaction expense, net	0.2	0.6	(0.4)	0.5	4.1	(3.6)
Impairment of intangible assets	—	—	—	17.5	—	17.5
Other operating expense	29.1	52.7	(23.6)	67.3	86.6	(19.3)
Total expense	$185.5	$321.0	$(135.5)	$450.0	$558.4	$(108.4)
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses decreased $76.5 million driven by the temporary suspension of all operations at our Gaming properties and the related decrease in net revenue and the rescheduling of the 146th Kentucky Oaks and Derby.
•Salaries and benefits expense decreased $26.7 million driven primarily by temporarily furloughing certain employees and reducing salaries for all remaining non-furloughed salaried employees, and rescheduling the 146th Kentucky Oaks and Derby.
•Content expense increased $8.7 million primarily due to an increase in certain host fees and source market fees for TwinSpires.
•Selling, general and administrative expense decreased $7.7 million primarily from a reduction in accrued bonuses and a decrease in stock-based compensation related to performance share units.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
42

•Depreciation and amortization expense increased $0.6 million primarily driven by capital expenditures placed into service for Churchill Downs Racetrack and Derby City Gaming, the Lady Luck Nemacolin Transaction, and the Turfway Park Acquisition.
•Marketing and advertising expense decreased $9.9 million primarily due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at our brick and mortar properties, partially offset by an increase in our online sports betting and iGaming marketing spend.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense decreased $23.6 million primarily driven by the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at our brick and mortar properties.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019
Significant items affecting comparability of consolidated operating expense include:
◦Taxes and purses decreased $79.0 million driven by the temporary suspension of all operations at our Gaming properties and the related decrease in net revenue and the rescheduling of the 146th Kentucky Oaks and Derby.
◦Salaries and benefits expense decreased $18.1 million driven primarily by temporarily furloughing certain employees and reducing salaries for all remaining non-furloughed salaried employees, and rescheduling the 146th Kentucky Oaks and Derby.
◦Content expense increased $8.1 million primarily due to an increase in certain host fees and source market fees for TwinSpires.
◦Selling, general and administrative expense decreased $8.5 million primarily from a reduction in accrued bonuses and a decrease in stock-based compensation related to performance share units.
◦Depreciation and amortization expense increased $1.8 million primarily driven by capital expenditures placed into service for Churchill Downs Racetrack and Derby City Gaming, the Lady Luck Nemacolin Transaction, and the Turfway Park Acquisition.
◦Marketing and advertising expense decreased $7.3 million primarily due to the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at our brick and mortar properties, partially offset by an increase in our online sports betting and iGaming marketing spend.
◦Transaction expense, net was nominal for the six months ended June 30, 2020. In the six months ended June 30, 2019, transaction expense, net was related to the closings of the Presque Isle and Lady Luck Nemacolin Transactions.
◦Impairment of intangible assets increased $17.5 million driven by a $15.0 million non-cash impairment charge related to Presque Isle's gaming rights and a $2.5 million non-cash impairment charge related to Presque Isle's trademark.
◦Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense decreased $19.3 million primarily driven by the rescheduling of the 146th Kentucky Oaks and Derby and the temporary suspension of operations at our brick and mortar properties, partially offset by the Turfway Park Acquisition.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
43

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Churchill Downs	$4.5	$121.9	$(117.4)	$6.4	$123.3	$(116.9)
Online Wagering	38.8	22.2	16.6	53.8	39.1	14.7
Gaming	(2.0)	76.1	(78.1)	47.0	140.9	(93.9)
Total Segment Adjusted EBITDA	41.3	220.2	(178.9)	107.2	303.3	(196.1)
All Other	(11.2)	(5.2)	(6.0)	(21.8)	(13.7)	(8.1)
Total Adjusted EBITDA	$30.1	$215.0	$(184.9)	$85.4	$289.6	$(204.2)
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019
•Churchill Downs Adjusted EBITDA decreased $117.4 million due to a $111.9 million decrease from Churchill Downs Racetrack primarily due to the rescheduling of the 146th Kentucky Oaks and Derby, and a $5.5 million decrease at Derby City Gaming due to the temporary suspension of operations.
•Online Wagering Adjusted EBITDA increased $16.6 million primarily due to an $18.3 million increase from TwinSpires due to an increase in handle and net revenue per active player, partially offset by a $1.7 million decrease from increased marketing spend and costs associated with the continued build-out of our online sports betting and iGaming operations.
•Gaming Adjusted EBITDA decreased $78.1 million driven by a $50.2 million decrease at our wholly-owned Gaming properties from the decrease in net revenue and a $27.9 million decrease from our equity investments, both of which were due to the temporary suspension of operations of all of our Gaming properties.
•All Other Adjusted EBITDA decreased $6.0 million primarily from a $4.4 million decrease from Arlington due to the temporary suspension of operations, a $2.1 million decrease from United Tote due to a decrease in net revenue, and a $0.7 million decrease due to unfavorable results from the Turfway Park Acquisition. Partially offsetting these decreases was a $1.2 million increase at our corporate operations primarily due to a reduction in accrued bonuses.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019
•Churchill Downs Adjusted EBITDA decreased $116.9 million due to a $113.0 million decrease from Churchill Downs Racetrack primarily due to the rescheduling of the 146th Kentucky Oaks and Derby, and a $3.9 million decrease at Derby City Gaming due to the temporary suspension of operations.
•Online Wagering Adjusted EBITDA increased $14.7 million primarily due to a $20.5 million increase from TwinSpires due to an increase in handle and net revenue per active player, partially offset by a $5.8 million decrease from increased marketing spend and costs associated with the continued build-out of our online sports betting and iGaming operations.
•Gaming Adjusted EBITDA decreased $93.9 million driven by a $71.4 million decrease at our wholly-owned Gaming properties from the decrease in net revenue and a $22.5 million decrease from our equity investments, both of which were due to the temporary suspension of operations of all of our Gaming properties.
•All Other Adjusted EBITDA decreased $8.1 million primarily from a $4.8 million decrease from Arlington due to the temporary suspension of operations, a $3.3 million decrease from United Tote due to a decrease in net revenue, and a $1.7 million decrease due to unfavorable results from the Turfway Park Acquisition. Partially offsetting these decreases was a $1.7 million increase at our corporate operations primarily due to a reduction in accrued bonuses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
44

Reconciliation of Comprehensive (Loss) Income to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net (loss) income and comprehensive (loss) income attributable to CDI	$(118.8)	$107.1	$(225.9)	$(142.2)	$118.7	$(260.9)
Net loss attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net (loss) income before noncontrolling interest	(118.8)	107.1	(225.9)	(142.3)	118.7	(261.0)
Loss from discontinued operations, net of tax	95.2	1.2	94.0	96.1	1.5	94.6
(Loss) income from continuing operations, net of tax	(23.6)	108.3	(131.9)	(46.2)	120.2	(166.4)

Additions:
Depreciation and amortization	22.1	21.5	0.6	44.1	42.3	1.8
Interest expense	20.3	19.4	0.9	39.6	33.1	6.5
Income tax (benefit) provision	(7.9)	38.6	(46.5)	(19.5)	45.1	(64.6)
EBITDA	$10.9	$187.8	$(176.9)	$18.0	$240.7	$(222.7)

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$6.1	$7.4	$(1.3)	$10.4	$12.1	$(1.7)
Other charges	(0.1)	—	(0.1)	(0.1)	0.5	(0.6)
Pre-opening expense and other expense	1.9	0.9	1.0	3.6	2.2	1.4
Impairment of intangible assets	—	—	—	17.5	—	17.5
Transaction expense, net	0.2	0.6	(0.4)	0.5	4.1	(3.6)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.8	9.7	0.1	19.3	13.2	6.1
Changes in fair value of Midwest Gaming's interest rate swaps	1.3	7.9	(6.6)	16.2	12.2	4.0
Midwest Gaming's recapitalization and transactions costs	—	0.8	(0.8)	—	4.7	(4.7)
Other	—	(0.1)	0.1	—	(0.1)	0.1
Total adjustments to EBITDA	19.2	27.2	(8.0)	67.4	48.9	18.5
Adjusted EBITDA	$30.1	$215.0	$(184.9)	$85.4	$289.6	$(204.2)

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	June 30, 2020	December 31, 2019	Change
Total assets	$3,216.0	$2,551.0	$665.0
Total liabilities	$2,893.3	$2,040.0	$853.3
Total shareholders' equity	$322.7	$511.0	$(188.3)
Significant items affecting the comparability of our condensed consolidated balance sheets include:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
45

•Total assets increased $665.0 million driven by a $553.0 million increase in cash and cash equivalents primarily due to borrowings under our Credit Agreement; a $105.9 million increase in property and equipment, net primarily due to the construction of Oak Grove; a $22.3 million increase in income taxes receivable due to current year income tax benefit; and a $21.9 million increase in all other assets. Partially offsetting these increases were a $19.1 million decrease in investment in and advances to unconsolidated affiliates due to current year equity in loss of unconsolidated affiliates and a $19.0 million decrease in other intangible assets, net primarily related to the impairment of Presque Isle's intangible assets.
•Total liabilities increased $853.3 million primarily driven by a $693.1 million increase in long-term debt, net primarily due to borrowings under our Credit Agreement; a $124.0 million increase in current liabilities of discontinued operations due to the Kater and Thimmegowda litigations settlement; a $48.0 million increase in accounts payable primarily due to the construction of Oak Grove; and a $47.3 million increase in current deferred revenue due to advanced sales associated with the 2020 Kentucky Derby and Oaks. Partially offsetting these increases were a $24.8 million decrease in deferred income taxes primarily due to the Kater and Thimmegowda litigations settlement; a $23.5 million decrease in dividends payable due to the payment of our annual dividends in January 2020; and a $10.8 million decrease in all other liabilities.
•Total shareholders’ equity decreased $188.3 million driven by a $142.3 million current year net loss, $27.9 million in repurchases of common stock, $15.1 million in taxes paid related to net share settlement of stock awards, and $12.7 million in cash settlement for stock awards. Partially offsetting these decreases was a $9.7 million increase from all other equity components.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,
Cash flows from:	2020	2019	Change
Operating activities	$76.9	$214.3	$(137.4)
Investing activities	$(131.8)	$(653.9)	$522.1
Financing activities	$611.4	$511.8	$99.6
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
Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019
•Cash provided by operating activities decreased $137.4 million driven by a $178.9 million decrease in operating (loss) income related to continuing operations, net of the $17.5 million non-cash impairment of Presque Isle's intangible assets, a $16.1 million increase in cash paid for interest, a $6.7 million decrease in distributions from unconsolidated affiliates, and a $16.1 million decrease from all other operating activities. Partially offsetting these decreases was an $80.4 million increase in deferred revenue related to the rescheduling of the 146th Kentucky Oaks and Derby.
•Cash used in investing activities decreased $522.1 million driven by a $410.1 million decrease in investments in and advances to unconsolidated affiliates related to our equity investment in Midwest Gaming in the first quarter of 2019, a $172.1 million decrease due to the Presque Isle Transaction in the first quarter of 2019, a $22.1 million decrease due to costs associated with the acquisition of our Pennsylvania gaming license in the second quarter of 2019, and a $3.3 million decrease in cash used in all other investing activities. Partially offsetting these decreases was an $85.5 million increase in capital project expenditures primarily related to the construction of Oak Grove.
•Cash provided by financing activities increased $99.6 million primarily driven by a $94.7 million increase in net borrowings from long-term debt, a $17.1 million decrease in common stock repurchases, and a $0.5 million increase from all other financing activities. Partially offsetting these increases was a $12.7 million increase in cash settlement of stock awards.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
46

Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	June 30, 2020	December 31, 2019	Change
Term Loan B due 2024	$390.0	$392.0	$(2.0)
Revolver	694.6	—	694.6
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	500.0	500.0	—
Total debt	2,184.6	1,492.0	692.6
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	2,180.6	1,488.0	692.6
Issuance cost and fees	(16.7)	(18.1)	1.4
Total debt, net of current maturities	$2,163.9	$1,469.9	$694.0
Credit Agreement
On December 27, 2017, we entered into the Credit Agreement (as defined below) with a syndicate of lenders. The Credit Agreement provides for a $700.0 million revolving credit facility (the "Revolver") and a $400.0 million Senior Secured Term Loan B (the "Term Loan B" and together with the Revolver, the "Credit Agreement"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Amendment is secured by substantially all of the wholly-owned assets of the Company.
The Revolver bears interest at LIBOR plus a spread as determined by the Company's consolidated total net leverage ratio and the Term Loan B bears interest at LIBOR plus 200 basis points.
The Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio. Although the Company was not required to meet its financial covenants under our Credit Agreement at June 30, 2020 (as a result of the Second Amendment to the Credit Agreement), the Company was in compliance with all such applicable covenants at June 30, 2020.
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended June 30, 2020, the Company's commitment fee rate was 0.30%.
As a result of the Company's Credit Agreement, the Company capitalized $2.0 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over 5 years. The Company also capitalized $5.4 million of deferred financing costs associated with the Term Loan B which will be amortized as interest expense over 7 years.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
47

On March 16, 2020, the Company entered into the First Amendment (the “First Amendment”) to its Credit Agreement. The First Amendment extends the maturity for the Revolver to at least September 27, 2024, which is 91 days prior to the latest maturity date of the Company’s term loan facility on December 27, 2024. Previously, the maturity date of the Revolver was December 27, 2022.
The interest rates applicable to the Company’s borrowings under the Credit Agreement are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment, among other things, lowers the upper limit of the applied spreads with respect to revolving loans from 2.25% to 1.75% and for commitment fees with respect thereto from 0.35% to 0.30%, and generally offers a reduced pricing schedule for outstanding borrowings and commitment fees with respect to the Revolver across all other leverage pricing levels. The interest rates applicable to borrowings under the facilities are LIBOR-based plus a spread, determined by the Company’s consolidated total net leverage ratio. The First Amendment does not alter the Company’s borrowing capacity. The Company capitalized $2.0 million of debt issuance costs associated with the First Amendment, which are amortized as interest expense over the remaining duration of the Credit Agreement.
On March 16, 2020, we borrowed $675.4 million on our Revolver to provide the Company with additional financial flexibility, which provided the Company with $649.2 million of cash and cash equivalents as of June 30, 2020. The Company was in compliance with all applicable covenants in the Credit Agreement at June 30, 2020.
On April 28, 2020, the Company entered into the Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and its restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
48

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
Contractual Obligations
Our commitments to make future payments as of June 30, 2020, are estimated as follows:

(in millions)	July 1 to December 31, 2020	2021-2022	2023-2024	Thereafter	Total
Term Loan B	$2.0	$8.0	$380.0	$—	$390.0
Interest on Term Loan B(1)	4.0	15.8	15.5	—	35.3
Revolver	—	—	—	694.6	694.6
Interest on Revolver	7.2	28.1	28.1	2.9	66.3
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	16.5	66.0	66.0	82.5	231.0
Interest on 2028 Senior Notes	11.9	47.5	47.5	83.1	190.0
Operating leases	2.9	9.7	7.6	9.1	29.3
Total	$44.5	$175.1	$544.7	$1,972.2	$2,736.5
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 3.60% which was the rate in place as of June 30, 2020.
As of June 30, 2020, we had approximately $1.7 million of tax liabilities related to unrecognized tax benefits.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•general economic trends; and
•interest rate and credit risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
49

challenging economic conditions, unemployment levels and other changes in the economy, including the impact of the COVID-19 pandemic. The pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. Demand for entertainment and leisure activities is sensitive to consumers' disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, our online wagering sites and / or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At June 30, 2020, we had $1,084.6 million outstanding under our Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $7.6 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
50

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following descriptions include updates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 16, Contingencies, to our condensed consolidated financial statements, for further information.
Kater Class Action Suit
On April 17, 2015, the Kater litigation was filed in the Washington District Court alleging, among other claims, that the Company’s "Big Fish Casino" operated by the Company’s then-wholly owned mobile gaming subsidiary Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the slots, blackjack, poker, and roulette games offered through Big Fish Casino), and seeking, among other things, return of monies lost, reasonable attorney’s fees, treble damages, and injunctive relief. As previously disclosed, on January 9, 2018, the Company sold Big Fish Games to Aristocrat, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation, pursuant to the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to indemnify Aristocrat for the losses and expenses associated with the Kater litigation for Big Fish Games, which is referred to in the Stock Purchase Agreement as the "Primary Specified Litigation."
After the Washington District Court dismissed the case with prejudice on November 19, 2015, the United States Court of Appeals for the Ninth Circuit reversed and remanded the Washington District Court’s dismissal of the complaint on March 28, 2018. The complaint was amended on March 20, 2019, to add Big Fish Games as a party and to assert claims on behalf of an additional plaintiff, Suzie Kelly. Prior disclosures in our filings with the Securities and Exchange Commission have identified the extensive procedural history associated with this case.
As previously disclosed, on May 22, 2020, the parties entered into an agreement in principle to settle the Kater litigation and the Thimmegowda litigation. The agreement in principle remains contingent on final court approval by the Washington District Court. Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement: (i) a total of $155.0 million will be paid into a settlement fund. CDI will pay $124.0 million of the settlement from its available cash; Aristocrat will pay $31.0 million of the settlement; (ii) all members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits; and (iii) Aristocrat has agreed to specifically release CDI of any and all indemnification obligations under the Stock Purchase Agreement arising from or related to the Kater and Thimmegowda litigations, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement.
On July 24, 2020, the plaintiffs filed a motion for preliminary approval of the settlement.
Thimmegowda Class Action Suit
On February 11, 2019, the Thimmegowda litigation was filed in the Washington District Court alleging, among other claims, that “Big Fish Casino,” which is operated by Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, and seeking, among other things, return of monies lost, reasonable attorney’s fees, injunctive relief, and treble and punitive damages. Prior disclosures in our filings with the Securities and Exchange Commission have identified the extensive procedural history associated with this case.
As previously disclosed, on May 22, 2020, the parties entered into an agreement in principle to settle the Kater and Thimmegowda litigations. The agreement in principle with respect to the Thimmegowda litigation is described above, under the "Kater Class Action Suit."
Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al.
On January 4, 2019, Kentucky Downs, LLC and Kentucky Racing Acquisition, LLC (collectively, "Petitioners") filed a Petition for Review and Appeal of Approval of WKY Development, LLC License Application and Denial of Kentucky Downs, LLC License Application styled Kentucky Downs, LLC, et al. v. Commonwealth of Kentucky, Public Protection Cabinet, Kentucky Horse Racing Commission, et al. in the Franklin Circuit Court, Commonwealth of Kentucky. Petitioners appealed the vote of the Kentucky Horse Racing Commission, which awarded WKY Development, LLC, our joint venture with Keeneland, a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky and denied Petitioners’ application for a license to conduct live racing and pari-mutuel wagering in Christian County, Kentucky. WKY Development, LLC is a joint venture owned 95% by the Company and 5% by Keeneland. In late 2019, the parties submitted briefs on threshold legal issues per a

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
51

directive from the Franklin County Court and, thereafter, on February 27, 2020, Petitioners filed a voluntary motion to dismiss their appeal with prejudice. The Court granted that motion and dismissed the appeal with prejudice on April 8, 2020.
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
The parties had previously attempted to mediate the matter in October 2018, but were unsuccessful. Thereafter, the parties resumed informal settlement discussions, and, as a result, the Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. A fairness hearing with the District Court relating to the terms of the settlement agreement was set for April 27, 2020, but has been postponed to October 7-9, 2020, as a result of court closures due to the COVID-19 pandemic. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. If there are opt-out claims in excess of $50,000, the settlement will be voided, unless the parties agree to stipulate otherwise. The settlement agreement is subject to certain conditions, including court approval. After the parties entered into the settlement, legal counsel for six objecting, named plaintiffs filed an amended petition with the District Court. After a hearing on July 20, 2020, the District Court dismissed the amended petition. The objecting plaintiffs have filed a notice of their intention to seek a writ with the United States Court of Appeals for the Fourth Circuit related to the dismissal of the amended petition.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
52

ITEM 1A. RISK FACTORS
The following description includes updates to a risk factor previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
The current novel coronavirus (COVID-19) pandemic has adversely affected, and could continue to adversely affect our business, financial condition and financial results. Other major public health issues could adversely affect our business, financial condition and financial results in the future
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have resulted and continue to result in significant negative economic impacts in the United States and in relation to our business. The long-term impact of COVID-19 on the United States and world economies and continued impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks. In March 2020, we announced the temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. Starting in mid-February, U.S. and international sporting events were cancelled, which reduced our sports betting options for our customers. Horse racing content for wagering on TwinSpires also decreased, although handle increased as our customers wagered more on the content that was available.
We began reopening the majority of our Gaming properties in May and June of 2020 under certain restrictions, such as patron capacity limitations as well as gaming machines and table game restrictions. We also implemented other initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities have been suspended, including certain restaurants and food outlets, all of our food buffets, and valet services for certain properties. However, despite these reopenings, COVID-19 could result in continuing suspensions of operations at our casino and racetrack properties; for example, we had to temporarily suspend operations again at Calder Casino in July 2020, following an issuance of a Miami-Dade Emergency Order by the county mayor to close all entertainment venues in the Miami, Florida area. We cannot predict how soon our casino and racetrack properties will be able to return to customary operations. Our ability to return to our customary operations will depend, in part, on the actions of a number of governmental bodies over which we have no control. Once all restrictions are lifted, it is unclear how quickly customers will return to our casinos and racetracks, which may be a function of continued concerns over safety and decreased consumer spending due to economic conditions, including job losses.
As noted above, COVID-19 makes it more challenging for management to estimate the future performance of our businesses. As previously announced, we rescheduled the 146th Kentucky Oaks and Derby from May 1-2, 2020 to September 4-5, 2020. On June 24, 2020, we received approval from the Governor of Kentucky and state public health officials for its plan to allow limited spectators to attend the Kentucky Derby week events held September 1-5, 2020. In light of the uncertainties surrounding COVID-19, it is unclear how willing spectators will be to attend the events during the Kentucky Derby week and how our operating results and business will ultimately be impacted by conducting the Kentucky Derby week in accordance with the applicable guidelines.
We have temporarily furloughed certain employees and implemented a Company-wide temporary decrease in base salary for non-furloughed salaried employees. The decrease in base salary for non-furloughed employees will end with their start of the employee's first full pay period subsequent to July 31, 2020. The Company continues to provide health, dental, vision and life insurance benefits to furloughed employees at our wholly-owned properties through July 31, 2020. We cannot predict such employees’ willingness to remain with the Company during such furlough until our regular operations are restored. These actions could prevent us from engaging in certain initiatives to improve the performance of our business, due to an insufficiency of workforce size or an insufficiency of certain required skills, and could prevent us from executing initiatives effectively, which could have an adverse effect on our financial results, business and prospects.
Certain non-furloughed employees are working from remote/work-at-home locations. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk (including but not limited to cybersecurity risks) and may impair our ability to manage our business. We also outsource certain business activities to third parties. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we seek to monitor the business continuity activities of these third parties, successful

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
53

implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain business activities experience operational failures or business disruption as a result of the impacts from the spread of COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.
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
Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, public health threats and civil unrest
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks, which is subject to the occurrence and threat of extraordinary events that may discourage attendance or expose us to substantial liability. In particular, the success of the Kentucky Derby and Oaks week is dependent upon the willingness and ability of patrons to attend events at Churchill Downs Racetrack. Terrorist activity, including acts of domestic terrorism, or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions, safety and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack and at our other locations. A major epidemic or pandemic, or the threat of such an event, could also adversely affect attendance and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. The COVID-19 pandemic resulted in the temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. Even when reopened, such properties are subject to operational restrictions that may impact attendance. Riots, civil insurrection or social unrest could adversely affect attendance. During the second quarter of 2020, certain areas of Louisville, Kentucky, experienced sustained protests and civil unrest, and continues to experience such demonstrations and civil unrest, which could adversely affect attendance at Churchill Downs Racetrack. While we are constantly evaluating our security precautions in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities. The occurrence or threat of any such extraordinary event at our locations, particularly at Churchill Downs Racetrack, could have a material negative effect on our business and results of operations.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
54

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
04/1/20-04/30/20	—	$—	—	$147.1
05/1/20-05/31/20	108	99.55	—	147.1
06/1/20-06/30/20	—	—	—	147.1
Total	108	$99.55	—
(1)On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaces the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
55

ITEM 6. EXHIBITS

Number	Description	By Reference To

10.1	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 29, 2020	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 29, 2020	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
57