Form 10-Q
period 2020-09-30
CHURCHILL DOWNS Inc
filed 2020-10-28
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 14, 2020 was 39,455,225 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2020	2019	2020	2019
Net revenue:
Churchill Downs	$60.8	$31.4	$107.6	$234.6
Online Wagering	125.9	70.2	314.4	228.9
Gaming	134.8	178.3	319.7	524.7
All Other	16.3	26.4	34.1	60.9
Total net revenue	337.8	306.3	775.8	1,049.1
Operating expense:
Churchill Downs	48.3	30.8	106.0	127.8
Online Wagering	83.5	52.2	208.2	159.3
Gaming	96.7	137.3	267.1	395.5
All Other	20.5	22.9	53.2	59.9
Selling, general and administrative expense	38.8	34.4	85.3	89.4
Impairment of intangible assets	—	—	17.5	—
Transaction expense, net	0.5	0.9	1.0	5.0
Total operating expense	288.3	278.5	738.3	836.9
Operating income	49.5	27.8	37.5	212.2
Other income (expense):
Interest expense, net	(19.7)	(18.9)	(59.3)	(52.0)
Equity in income of unconsolidated affiliates	27.6	14.1	13.2	27.7
Miscellaneous, net	(0.4)	0.2	(0.1)	0.6
Total other income (expense)	7.5	(4.6)	(46.2)	(23.7)
Income (loss) from continuing operations before provision for income taxes	57.0	23.2	(8.7)	188.5
Income tax (provision) benefit	(13.9)	(8.0)	5.6	(53.1)
Income (loss) from continuing operations, net of tax	43.1	15.2	(3.1)	135.4
Loss from discontinued operations, net of tax	—	(0.4)	(96.1)	(1.9)
Net income (loss)	43.1	14.8	(99.2)	133.5
Net loss attributable to noncontrolling interest	(0.1)	—	(0.2)	—
Net income (loss) and comprehensive income (loss) attributable to CDI	$43.2	$14.8	$(99.0)	$133.5

Net income (loss) per common share data - basic:
Continuing operations	$1.09	$0.38	$(0.07)	$3.37
Discontinued operations	$—	$(0.01)	$(2.43)	$(0.05)
Net income (loss) per common share data - basic	$1.09	$0.37	$(2.50)	$3.32

Net income (loss) per common share data - diluted:
Continuing operations	$1.08	$0.37	$(0.07)	$3.33
Discontinued operations	$—	$(0.01)	$(2.43)	$(0.05)
Net income (loss) per common share data - diluted	$1.08	$0.36	$(2.50)	$3.28

Weighted average shares outstanding:
Basic	39.5	40.0	39.6	40.2
Diluted	40.1	40.7	39.6	40.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$622.0	$96.2
Restricted cash	57.6	46.3
Accounts receivable, net	53.0	37.3
Income taxes receivable	40.7	14.5
Other current assets	33.3	26.9
Total current assets	806.6	221.2
Property and equipment, net	1,081.8	937.3
Investment in and advances to unconsolidated affiliates	634.0	634.5
Goodwill	366.8	367.1
Other intangible assets, net	351.8	369.8
Other assets	22.0	21.1
Total assets	$3,263.0	$2,551.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108.2	$57.8
Accrued expenses and other current liabilities	192.4	173.4
Current deferred revenue	42.4	42.5
Current maturities of long-term debt	4.0	4.0
Dividends payable	—	23.5
Current liabilities of discontinued operations	124.0	—
Total current liabilities	471.0	301.2
Long-term debt, net of current maturities and loan origination fees	1,076.3	384.0
Notes payable, net of debt issuance costs	1,087.3	1,085.9
Non-current deferred revenue	14.2	16.7
Deferred income taxes	205.4	212.8
Other liabilities	36.6	39.4
Total liabilities	2,890.8	2,040.0
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	15.5	—
Retained earnings	357.6	509.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total Churchill Downs Incorporated shareholders' equity	372.2	508.3
Noncontrolling interest	—	2.7
Total shareholders' equity	372.2	511.0
Total liabilities and shareholders' equity	$3,263.0	$2,551.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
Net loss			(23.4)		(0.1)	(23.5)
Repurchase of common stock	(0.3)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards			(15.1)			(15.1)
Stock-based compensation		4.3				4.3
Adoption of ASC 326			(0.5)			(0.5)
Balance, March 31, 2020	39.4	—	433.9	(0.9)	2.6	435.6
Net loss			(118.8)			(118.8)
Stock-based compensation		6.1				6.1
Other			(0.2)			(0.2)
Balance, June 30, 2020	39.4	6.1	314.9	(0.9)	2.6	322.7
Net income			43.2		(0.1)	43.1
Purchase of noncontrolling interest			(0.5)		(2.5)	(3.0)
Issuance of common stock	0.1	2.5				2.5
Stock-based compensation		6.9				6.9
Balance, September 30, 2020	39.5	$15.5	$357.6	$(0.9)	$—	$372.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
5

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$—	$473.3
Net income			11.6			11.6
Issuance of common stock	0.1	—				—
Repurchase of common stock	(0.3)	(4.7)	(20.3)			(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)	—	(7.6)			(7.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		4.7				4.7
Adoption of ASC 842			(0.3)			(0.3)
Other			0.2			0.2
Balance, March 31, 2019	40.2	—	457.8	(0.9)	—	456.9
Net income			107.1			107.1
Repurchase of common stock	(0.2)	(4.4)	(13.6)			(18.0)
Stock-based compensation		7.4				7.4
Other		(0.1)				(0.1)
Balance, June 30, 2019	40.0	2.9	551.3	(0.9)	—	553.3
Net income			14.8			14.8
Issuance of common stock	0.1	1.9				1.9
Repurchase of common stock	(0.2)	(10.4)	(14.6)			(25.0)
Taxes paid related to net share settlement of stock awards			(0.1)			(0.1)
Stock-based compensation		5.5				5.5
Other		0.1	(0.1)			—
Balance, September 30, 2019	39.9	$—	$551.3	$(0.9)	$—	$550.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(99.2)	$133.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66.5	64.3
Distributions from unconsolidated affiliates	12.8	24.7
Equity in income of unconsolidated affiliates	(13.2)	(27.7)
Stock-based compensation	17.3	17.6
Deferred income taxes	(7.4)	22.0
Impairment of intangible assets	17.5	—
Amortization of operating lease assets	3.7	3.3
Other	3.5	2.0
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Income taxes	(26.2)	15.5
Deferred revenue	(1.9)	(36.0)
Other assets and liabilities	163.9	41.0
Net cash provided by operating activities	137.3	260.2
Cash flows from investing activities:
Capital maintenance expenditures	(18.2)	(37.7)
Capital project expenditures	(191.9)	(53.3)
Acquisition of businesses, net of cash acquired	—	(172.1)
Investments in and advances to unconsolidated affiliates	—	(410.1)
Distributions of capital from unconsolidated affiliates	—	5.8
Acquisition of gaming licenses	—	(22.1)
Other	(2.7)	(1.1)
Net cash used in investing activities	(212.8)	(690.6)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	726.0	1,236.0
Repayments of borrowings under long-term debt obligations	(34.4)	(639.0)
Payment of dividends	(23.4)	(22.2)
Repurchase of common stock	(28.4)	(66.8)
Cash settlement of stock awards	(12.7)	—
Taxes paid related to net share settlement of stock awards	(15.1)	(7.7)
Debt issuance costs	(1.7)	(8.9)
Other	2.3	(0.5)
Net cash provided by financing activities	612.6	490.9
Net increase in cash, cash equivalents and restricted cash	537.1	60.5
Cash, cash equivalents and restricted cash, beginning of period	142.5	173.3
Cash, cash equivalents and restricted cash, end of period	$679.6	$233.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
7

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$57.3	$40.3
Income taxes	1.4	16.1
Schedule of non-cash investing and financing activities:
Deferred tax liability assumed from equity investment	$—	$103.2
Property and equipment additions included in accounts payable and accrued expenses	10.5	10.2
Repurchase of common stock included in accrued expenses	—	3.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. As of September 30, 2020, all of our properties had reopened and remain open with applicable restrictions. We also implemented other initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities at our properties have continued to be suspended, including all of our food buffets and valet services, and certain restaurants and food outlets. Below is a summary of the temporary closures and the current status of each property:
Churchill Downs
•Churchill Downs Racetrack conducted 27 spectator-free live racing days in the second quarter of 2020 and 14 spectator-free live racing days in the third quarter of 2020, including the 146th Kentucky Oaks and Derby on September 4-5, 2020. Churchill Downs Racetrack suspended simulcast operations on March 15, 2020, and these operations remained closed.
•Derby City Gaming temporarily suspended operations on March 15, 2020 and reopened on June 8, 2020. Derby City Gaming is currently restricted to 75% of patron capacity, and is operating at 66% of gaming capacity.
Gaming
Wholly-Owned Properties
•Calder Casino and Racing ("Calder") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Operations were temporarily suspended again on July 2, 2020 following a Miami-Dade Emergency Order issued by the county's mayor to close all entertainment venues in Miami-Dade County. Calder reopened on August 31, 2020 with restrictions on operating hours and is operating at 56% of gaming capacity.
•Fair Grounds Slots, Fair Grounds Race Course and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"):

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

◦Fair Grounds Slots temporarily suspended operations on March 16, 2020 and reopened on June 13, 2020. Fair Grounds Slots is currently restricted to 25% of patron capacity and is operating at 75% of gaming capacity;
◦Fair Grounds Race Course conducted spectator-free live racing from March 13, 2020 through March 21, 2020 and did not have any live race days during the second or third quarters of 2020; and
◦VSI temporarily suspended operations on March 16, 2020 and reopened on May 18, 2020. VSI is currently restricted to 50% of patron capacity and is operating at 75% of gaming capacity.
•Harlow's Casino Resort and Spa ("Harlow's") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Harlow’s is currently restricted to 50% of patron capacity and is operating at 66% of slot gaming capacity and 60% of table game capacity.
•Ocean Downs Casino and Racetrack ("Ocean Downs") temporarily suspended operations on March 15, 2020 and reopened on June 19, 2020. Ocean Downs is currently restricted to 50% of patron capacity and is operating at 70% of video lottery terminals ("VLTs") capacity and 60% of table game capacity.
•Oxford Casino and Hotel ("Oxford") temporarily suspended operations on March 16, 2020 and reopened on July 9, 2020. Oxford is currently restricted to 200 persons on the gaming floor.
•Presque Isle Downs and Casino ("Presque Isle") temporarily suspended operations on March 16, 2020 and reopened on June 26, 2020. Presque Isle has a temporary ban on alcohol and smoking on the gaming floor, is currently restricted to 50% of patron capacity and is operating at 60% of slot gaming capacity and 60% of table game capacity.
•Riverwalk Casino Hotel ("Riverwalk") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Riverwalk is currently restricted to 50% of patron capacity and is operating at 66% of slot gaming capacity and 60% of table game capacity.
Managed Properties
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Lady Luck Nemacolin has a temporary ban on alcohol and smoking on the gaming floor, is currently restricted to 50% of patron capacity and is operating at 50% of slot gaming capacity and 60% of table game capacity.
Equity Investments
•Rivers Casino Des Plaines ("Rivers Des Plaines") temporarily suspended operations on March 15, 2020 and reopened on July 1, 2020. Rivers Des Plaines has certain operating hour restrictions and temporary bans on food and beverage within the facility, is currently restricted to 25% of patron capacity and is operating at 75% of slot gaming capacity and 45% of table game capacity.
•Miami Valley Gaming and Racing ("MVG") temporarily suspended operations on March 14, 2020 and reopened on June 19, 2020. MVG has certain hourly restrictions on serving alcohol, is currently restricted to 63% of patron capacity and is operating at 67% of VLT capacity.
All Other
•Arlington International Racecourse ("Arlington") temporarily suspended operations of its off-track betting facilities ("OTBs") and simulcast operations on March 16, 2020. Four OTBs reopened on June 5, 2020 and the remaining OTBs reopened on various dates in July 2020. Arlington conducted 18 spectator-free live racing days and 12 live racing days with patron restrictions of 300 persons during the third quarter of 2020.
•Turfway Park conducted nine live racing days from March 12, 2020 through March 21, 2020 and five of these live racing days were run spectator-free. Live racing was canceled for the remaining three scheduled racing days in March 2020. Turfway Park did not have any race days scheduled in the second or third quarters of 2020.
On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at its wholly-owned and managed gaming properties and certain racing operations. As the Company has reopened these properties, certain employees have returned to work while others remain on temporary furlough due to the capacity restrictions at these properties. The Company provided health, dental, vision and life insurance benefits to furloughed employees through July 31, 2020.
The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

received the largest salary decrease, based on both percentage and dollar amount. Salaries for non-furloughed employees resumed at the annual base salary beginning with the start of the employee's first full pay period subsequent to July 31, 2020.
Financial Status and Outlook
The Company reduced its planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and has prioritized its capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
On March 16, 2020, we borrowed $675.4 million on our revolving credit facility (the "Revolver") pursuant to the Credit Agreement (defined below) to provide the Company with additional financial flexibility. The Company had $622.0 million of cash and cash equivalents as of September 30, 2020.
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
We continue to assess the situation at our properties and operations on a daily basis; however, we are unable to determine when the current restrictions in place for our opened properties will be removed. Our third quarter of 2020 financial results were materially impacted by the rescheduling of the 146th Kentucky Oaks and Derby from the second quarter of 2020 to the third quarter of 2020 without spectators, by the temporary suspension of operations at certain properties, and continued property restrictions.
Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash to fund our business operations, meet all of our financial commitments, and invest in our prioritized key growth capital projects for well beyond the next twelve months.
Oak Grove Racing, Gaming & Hotel
On September 18, 2020, the Company opened its simulcast and historical racing machine ("HRM") operations at Oak Grove Racing, Gaming & Hotel ("Oak Grove"), located in Oak Grove, Kentucky. Oak Grove is currently restricted to 75% of patron capacity and is operating at 63% of gaming capacity. The Oak Grove Hotel opened on October 15, 2020.
Effective September 11, 2020, the Company purchased the remaining equity interests of WKY Development, LLC, a joint venture that owns Oak Grove, from Keeneland Association, Inc. for $3.0 million. As of September 30, 2020, the Company no longer reports a noncontrolling interest associated with Oak Grove in the accompanying consolidated financial statements.
Newport Racing and Gaming
The Company invested $38.4 million to build out Newport Racing & Gaming ("Newport"), located in Newport, Kentucky, to create a premier entertainment experience as an extension of Turfway Park. Newport opened on October 2, 2020 and has a pari-mutuel simulcast area, a 17,000 square foot gaming floor with 500 HRMs, and a feature bar. Newport is currently restricted to 75% of patron capacity.
Online Wagering
On September 24, 2020, the Company opened a retail BetAmerica sportsbook at Bronco Billy's Casino in Cripple Creek, Colorado, and on September 25, 2020, the Company opened a retail BetAmerica sportsbook at Island Resort & Casino in Harris, Michigan. BetAmerica plans to launch its mobile sportsbook and iGaming application in each of Pennsylvania, Colorado and Michigan, and its mobile sportsbook application in Indiana, subject to regulatory approvals.
In August 2020, the Company announced the entry into multi-year agreements with GAN Limited and Kambi Group PLC to provide player account management, casino platform, sports trading and risk management services to BetAmerica.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Turfway Park Acquisition
The Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International (“Hard Rock”) on October 9, 2019 for total consideration of $46.0 million in cash ("Turfway Park Acquisition"). Turfway Park is located on 197 acres in Florence, Kentucky. On July 28, 2020, the Company's Board of Directors approved the final design plans for the HRM and grandstand facility at Turfway Park. The final plans reflect $200.0 million of project capital, which includes the Turfway Park Acquisition costs and other previously approved capital. The 155,000 square foot facility will include a grandstand, sports bar, food offerings, and up to 1,200 historical racing machines.
Refer to Note 4, Acquisitions, for further information on the Turfway Park Acquisition.
Seasonality
Due to the seasonal nature of live racing, revenue and operating results for any interim quarter for the Churchill Downs segment and the TwinSpires business within the Online Wagering segment are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Historically, the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Derby and Kentucky Oaks. Due to the COVID-19 pandemic, the Company rescheduled the 146th Kentucky Oaks and Kentucky Derby from May 1, 2020 and May 2, 2020 to September 4, 2020 and September 5, 2020, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncement - Adopted on January 1, 2020
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses, ("ASC 326") which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. We adopted ASC 326 on January 1, 2020 using the modified retrospective approach. We recognized the cumulative effect of applying ASC 326 as an opening balance sheet adjustment at

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

January 1, 2020. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 326 did not have a material impact on our business.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We adopted this guidance on January 1, 2020. The new guidance did not result in a cumulative adjustment upon adoption and there was no impairment recognized under the new guidance for the three or nine months ended September 30, 2020.
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
5. DISCONTINUED OPERATIONS
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. ("Aristocrat"), a Nevada corporation, an indirect, wholly-owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. Aristocrat paid aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Kater and Thimmegowda Settlement
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated ("Kater litigation") and Manasa Thimmegowda v. Big Fish Games, Inc. (the “Thimmegowda litigation”). The agreement in principle remains contingent on final court approval by the U.S. District Court for the Western District of Washington (the “District Court”). Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement: (i) a total of $155.0 million will be paid into a settlement fund. CDI will pay $124.0 million pre-tax of the settlement from its available cash; Aristocrat will pay $31.0 million pre-tax of the settlement; (ii) all members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits; and (iii) Aristocrat has agreed to specifically release CDI of any and all indemnification obligations under the Stock Purchase Agreement arising from or related to the Kater and Thimmegowda litigations, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement. The $124.0 million pre-tax settlement related to the Company is included in loss from discontinued operations, net of tax in the accompanying condensed consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2020, and on a pre-tax basis in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2020.
The following table presents the financial results of Big Fish Games included in "loss from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net revenue	$—	$—	$—	$—

Selling, general and administrative expense	—	0.8	1.5	2.8
Legal settlement	—	—	124.0	—
Loss from discontinued operations before provision for income taxes	—	(0.8)	(125.5)	(2.8)
Income tax benefit	—	0.4	29.4	0.9
Loss from discontinued operations, net of tax	$—	$(0.4)	$(96.1)	$(1.9)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is comprised of the following:

(in millions)	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2019	$49.7	$148.2	$165.2	$4.0	$367.1
Adjustments	—	—	—	(0.3)	(0.3)
Balances as of September 30, 2020	$49.7	$148.2	$165.2	$3.7	$366.8
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other intangible assets are comprised of the following:

	September 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.2	$(15.4)	$15.8	$31.3	$(15.0)	$16.3
Indefinite-lived intangible assets			336.0			353.5
Total			$351.8			$369.8
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. INCOME TAXES
The Company’s effective income tax rate for the three months ended September 30, 2020 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from tax expense during a period of pre-tax income from nondeductible officer’s compensation and state income taxes, partially offset by tax benefits during a period of pre-tax income from a current year estimated federal taxable loss which will be carried back to a pre-2018 tax year, and a decrease in our unrecognized tax benefits due to the expiration of the federal income tax statute of limitations.
The Company’s effective income tax rate for the nine months ended September 30, 2020 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from tax benefits during a period of pre-tax loss from a current year estimated federal taxable loss which will be carried back to a pre-2018 tax year, year-to-date tax deductions from vesting of stock awards in excess of book deductions, state income taxes, and a decrease in our unrecognized tax benefits due to the expiration of the federal income tax statute of limitations, partially offset by tax expense during a period of pre-tax loss from nondeductible officer’s compensation.
The Company’s effective income tax rate for the three and nine months ended September 30, 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes, certain expenses that are not deductible for the purposes of income taxes, and $2.7 million of future income tax expenses recognized from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior year quarter. This expense was partially offset by a decrease in our unrecognized tax benefits due to the expiration of the federal income tax statute of limitations and year-to-date tax deductions from vesting of stock awards in excess of book deductions.
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
For the nine months ended September 30, 2020, we repurchased 235,590 shares of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $27.9 million, based on trade date. We had approximately $147.1 million of repurchase authority remaining under this program at September 30, 2020, based on trade date. There were no repurchases of common stock under our repurchase program for the three months ended September 30, 2020.
10. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $6.9 million for the three months ended September 30, 2020 and $5.5 million for the three months ended September 30, 2019. Stock-based compensation expense was $17.3 million for the nine months ended September 30, 2020 and $17.6 million for the nine months ended September 30, 2019.
During the nine months ended September 30, 2020, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSUs to directors. The vesting criteria for the PSU awards granted in 2020 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
On February 12, 2020, the Compensation Committee of the Board of Directors offered, and the NEOs accepted, to settle the 2017 PSU Awards in cash.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
On March 16, 2020, we borrowed $675.4 million on our Revolver to provide the Company with additional financial flexibility. The Company had $622.0 million of cash and cash equivalents as of September 30, 2020.
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
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2020, the Churchill Downs segment had remaining performance obligations, on contracts with a duration greater than one year, with an aggregate transaction price of $133.2 million. The revenue we expect to recognize on these remaining performance obligations is $0.4 million for the remainder of 2020, $41.2 million in 2021, $34.2 million in 2022, and the remainder thereafter.
As of September 30, 2020, our remaining performance obligations in segments other than Churchill Downs were not material.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contract Assets and Contract Liabilities
As of September 30, 2020 and December 31, 2019, contract assets were not material.
As of September 30, 2020 and December 31, 2019, contract liabilities were $60.0 million and $63.1 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Churchill Downs segment and the increase was primarily due to cash payments received for unfulfilled performance obligations. We recognized $1.7 million of revenue during the three months ended September 30, 2020 and $5.8 million of revenue during the nine months ended September 30, 2020 that was included in the contract liabilities balance at December 31, 2019. We recognized $1.1 million of revenue during the three months ended September 30, 2019 and $49.6 million of revenue during the nine months ended September 30, 2019 that was included in the contract liabilities balance at December 31, 2018.
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors.

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Account wagering deposits liability	$41.3	$28.9
Accrued interest	21.7	19.7
Purses payable	20.2	19.9
Accrued salaries and related benefits	21.4	29.2
Other	87.8	75.7
Total	$192.4	$173.4

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus its accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. As of September 30, 2020, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $833.6 million.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates. The summarized income statement information for the three and nine months ended September 30, 2020 and 2019, respectively, and summarized balance sheet information as of September 30, 2020 and December 31, 2019 includes the following equity investments: MVG, Rivers Des Plaines from the transaction date of March 5, 2019, and two other immaterial joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net revenue	$148.2	$160.8	$292.8	$416.6

Operating and SG&A expense	86.1	113.7	194.1	293.8
Depreciation and amortization	4.3	3.6	12.6	9.1
Total operating expense	90.4	117.3	206.7	302.9
Operating income	57.8	43.5	86.1	113.7
Interest and other, net	(9.4)	(17.6)	(58.6)	(59.9)
Net income	$48.4	$25.9	$27.5	$53.8

(in millions)	September 30, 2020	December 31, 2019
Assets
Current assets	$151.3	$64.0
Property and equipment, net	270.4	256.1
Other assets, net	246.3	240.1
Total assets	$668.0	$560.2
Liabilities and Members' Deficit
Current liabilities	$119.6	$73.3
Long-term debt	783.0	745.0
Other liabilities	42.9	20.6
Members' deficit	(277.5)	(278.7)
Total liabilities and members' deficit	$668.0	$560.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Debt
The fair value of the Company’s 4.75% Senior Notes due 2028 (the "2028 Senior Notes") and 5.500% Senior Notes due 2027 (the "2027 Senior Notes") are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's $400.0 million Senior Secured Term Loan B (the "Term Loan B") and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$57.6	$57.6	$57.6	$—	$—
Financial liabilities:
Term Loan B	385.6	389.0	—	389.0	—
Revolver	694.6	694.6	—	694.6	—
2027 Senior Notes	592.9	624.0	—	624.0	—
2028 Senior Notes	494.4	501.3	—	501.3	—

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$46.3	$46.3	$46.3	$—	$—
Financial liabilities:
Term Loan B	388.0	392.0	—	392.0	—
2027 Senior Notes	592.0	636.0	—	636.0	—
2028 Senior Notes	493.9	515.2	—	515.2	—

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator for basic net income (loss) per common share:
Net income (loss) from continuing operations	$43.1	$15.2	$(3.1)	$135.4
Net loss attributable to noncontrolling interest	(0.1)	—	(0.2)	—
Net income (loss) from continuing operations, net of loss attributable to noncontrolling interests	43.2	15.2	(2.9)	135.4
Net loss from discontinued operations	—	(0.4)	(96.1)	(1.9)
Numerator for basic net income (loss) per common share	$43.2	$14.8	$(99.0)	$133.5
Numerator for diluted net income (loss) from continuing operations per common share	$43.2	$15.2	$(2.9)	$135.4
Numerator for diluted net income (loss) per common share	$43.2	$14.8	$(99.0)	$133.5

Denominator for net income (loss) per common share:
Basic	39.5	40.0	39.6	40.2
Plus dilutive effect of stock awards	0.6	0.7	—	0.5
Diluted	40.1	40.7	39.6	40.7

Net income (loss) per common share data:
Basic
Continuing operations	$1.09	$0.38	$(0.07)	$3.37
Discontinued operations	$—	$(0.01)	$(2.43)	$(0.05)
Net income (loss) per common share - basic	$1.09	$0.37	$(2.50)	$3.32

Diluted
Continuing operations	$1.08	$0.37	$(0.07)	$3.33
Discontinued operations	$—	$(0.01)	$(2.43)	$(0.05)
Net income (loss) per common share - diluted	$1.08	$0.36	$(2.50)	$3.28

Anti-dilutive stock awards excluded from the calculation of diluted shares	—	—	0.6	—

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Our sports betting and iGaming business includes the online BetAmerica sports betting and casino gaming operations. On September 24, 2020, the Company opened a retail BetAmerica sportsbook at Bronco Billy's Casino in Cripple Creek, Colorado, and on September 25, 2020, the Company opened a retail BetAmerica sportsbook at Island Resort & Casino in Harris, Michigan. BetAmerica plans to launch its mobile sportsbook and iGaming application in each of Pennsylvania, Colorado and Michigan, and its mobile sportsbook application in Indiana, subject to regulatory approvals.
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
•Oak Grove
•Newport
•Turfway Park
•Arlington
•United Tote
•Corporate
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in the accompanying condensed consolidated statements of comprehensive income. Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest,

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$34.9	$8.9	$52.4	$172.2
Derby City Gaming	25.9	22.5	55.2	62.4
Total Churchill Downs	60.8	31.4	107.6	234.6
Online Wagering:
TwinSpires	124.1	70.2	310.6	228.8
Online Sports Betting and iGaming	1.8	—	3.8	0.1
Total Online Wagering	125.9	70.2	314.4	228.9
Gaming:
Fair Grounds and VSI	27.9	25.0	70.6	93.4
Presque Isle	27.7	38.1	57.3	104.9
Calder	6.5	24.4	34.0	75.4
Oxford	12.2	27.2	32.4	77.4
Ocean Downs	24.3	26.7	42.2	67.0
Riverwalk	16.0	13.6	36.1	44.1
Harlow’s	13.0	13.3	30.3	41.9
Lady Luck Nemacolin	7.2	10.0	16.8	20.6
Total Gaming	134.8	178.3	319.7	524.7
All Other	16.3	26.4	34.1	60.9
Net revenue from external customers	$337.8	$306.3	$775.8	$1,049.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Intercompany net revenue:
Churchill Downs	$7.2	$1.3	$14.4	$12.6
Online Wagering	0.5	0.2	1.3	0.9
Gaming	0.1	0.3	1.6	1.8
All Other	4.0	3.4	9.9	9.0
Eliminations	(11.8)	(5.2)	(27.2)	(24.3)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$14.3	$119.0	$4.6	$137.9	$9.0	$146.9
Historical racing(a)	24.9	—	—	24.9	2.2	27.1
Racing event-related services	19.1	—	0.7	19.8	0.2	20.0
Gaming(a)	—	1.6	123.6	125.2	—	125.2
Other(a)	2.5	5.3	5.9	13.7	4.9	18.6
Total	$60.8	$125.9	$134.8	$321.5	$16.3	$337.8

	Three Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.4	$67.1	$6.2	$78.7	$15.0	$93.7
Historical racing(a)	21.3	—	—	21.3	—	21.3
Racing event-related services	1.6	—	0.8	2.4	3.1	5.5
Gaming(a)	—	—	153.2	153.2	—	153.2
Other(a)	3.1	3.1	18.1	24.3	8.3	32.6
Total	$31.4	$70.2	$178.3	$279.9	$26.4	$306.3
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $2.1 million for the three months ended September 30, 2020 and $8.9 million for the three months ended September 30, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$30.2	$298.5	$16.2	$344.9	$19.7	$364.6
Historical racing(b)	52.6	—	—	52.6	2.2	54.8
Racing event-related services	19.6	—	2.7	22.3	0.3	22.6
Gaming(b)	—	3.8	278.5	282.3	—	282.3
Other(b)	5.2	12.1	22.3	39.6	11.9	51.5
Total	$107.6	$314.4	$319.7	$741.7	$34.1	$775.8

	Nine Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$48.1	$218.7	$23.9	$290.7	$34.7	$325.4
Historical racing(b)	58.7	—	—	58.7	—	58.7
Racing event-related services	115.0	—	3.1	118.1	5.3	123.4
Gaming(b)	—	0.1	442.4	442.5	—	442.5
Other(b)	12.8	10.1	55.3	78.2	20.9	99.1
Total	$234.6	$228.9	$524.7	$988.2	$60.9	$1,049.1
(b) Food and beverage, hotel, and other services furnished to customers for free as an inducement to gamble or through the redemption of our customers' loyalty points are recorded at their estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $10.5 million for the nine months ended September 30, 2020 and $24.7 million for the nine months ended September 30, 2019.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$68.0	$126.4	$134.9

Taxes and purses	(19.3)	(8.0)	(51.7)
Marketing and advertising	(2.3)	(6.9)	(0.6)
Salaries and benefits	(8.4)	(3.1)	(19.1)
Content expense	(0.2)	(63.5)	(1.3)
Selling, general and administrative expense	(2.6)	(3.6)	(8.3)
Other operating expense	(11.3)	(9.4)	(14.4)
Other income	—	—	35.9
Adjusted EBITDA	$23.9	$31.9	$75.4

	Three Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$32.7	$70.4	$178.6

Taxes and purses	(10.2)	(4.4)	(71.2)
Marketing and advertising	(1.1)	(3.6)	(5.5)
Salaries and benefits	(6.8)	(3.0)	(26.6)
Content expense	(0.5)	(36.5)	(1.6)
Selling, general and administrative expense	(2.1)	(1.8)	(7.9)
Other operating expense	(6.9)	(6.1)	(21.2)
Other income	0.1	—	27.1
Adjusted EBITDA	$5.2	$15.0	$71.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
28

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$122.0	$315.7	$321.3

Taxes and purses	(40.3)	(18.5)	(125.2)
Marketing and advertising	(3.7)	(13.3)	(6.3)
Salaries and benefits	(19.5)	(9.6)	(57.6)
Content expense	(0.7)	(156.4)	(2.9)
Selling, general and administrative expense	(5.3)	(6.7)	(18.9)
Other operating expense	(22.2)	(25.6)	(45.0)
Other income	—	0.1	57.0
Adjusted EBITDA	$30.3	$85.7	$122.4

	Nine Months Ended September 30, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$247.2	$229.8	$526.5

Taxes and purses	(52.1)	(12.0)	(204.7)
Marketing and advertising	(5.8)	(9.1)	(15.7)
Salaries and benefits	(24.5)	(8.2)	(76.5)
Content expense	(1.8)	(120.4)	(4.5)
Selling, general and administrative expense	(5.8)	(5.5)	(21.2)
Other operating expense	(28.8)	(20.5)	(62.0)
Other income	0.1	—	70.7
Adjusted EBITDA	$128.5	$54.1	$212.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
29

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA:

Net income (loss) and comprehensive income (loss) attributable to CDI	$43.2	$14.8	$(99.0)	$133.5
Net loss attributable to noncontrolling interest	0.1	—	0.2	—
Net income (loss) before noncontrolling interest	43.1	14.8	(99.2)	133.5
Loss from discontinued operations, net of tax	—	0.4	96.1	1.9
Income (loss) from continuing operations, net of tax	43.1	15.2	(3.1)	135.4

Additions:
Depreciation and amortization	22.4	22.0	66.5	64.3
Interest expense	19.7	18.9	59.3	52.0
Income tax provision (benefit)	13.9	8.0	(5.6)	53.1
EBITDA	$99.1	$64.1	$117.1	$304.8

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$6.9	$5.5	$17.3	$17.6
Legal reserves	—	3.3	—	3.6
Other charges	0.8	—	0.7	—
Pre-opening expense and other expense	6.2	1.2	9.8	3.6
Impairment of intangible assets	—	—	17.5	—
Transaction expense, net	0.5	0.9	1.0	5.0
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.9	9.7	29.2	22.9
Changes in fair value of Midwest Gaming's interest rate swaps	(1.5)	3.2	14.7	15.4
Midwest Gaming's recapitalization and transactions costs	—	—	—	4.7
Other	—	0.1	—	—
Total adjustments to EBITDA	22.8	23.9	90.2	72.8
Adjusted EBITDA	$121.9	$88.0	$207.3	$377.6

Adjusted EBITDA by segment:
Churchill Downs	$23.9	$5.2	$30.3	$128.5
Online Wagering	31.9	15.0	85.7	54.1
Gaming	75.4	71.7	122.4	212.6
Total segment Adjusted EBITDA	131.2	91.9	238.4	395.2
All Other	(9.3)	(3.9)	(31.1)	(17.6)
Total Adjusted EBITDA	$121.9	$88.0	$207.3	$377.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
30

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about equity in income of unconsolidated investments included in our reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gaming	$27.6	$14.1	$13.2	$27.7
The table below presents total asset information for each of our segments:

(in millions)	September 30, 2020	December 31, 2019
Total assets:
Churchill Downs	$394.2	$370.3
Online Wagering	253.5	241.5
Gaming	968.9	1,030.1
Total segment assets	1,616.6	1,641.9
All Other	1,646.4	909.1
Total assets	$3,263.0	$2,551.0
The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2020	2019
Capital expenditures:
Churchill Downs	$37.3	$24.7
Online Wagering	9.6	7.3
Gaming	5.1	30.7
Total segment capital expenditures	52.0	62.7
All Other	158.1	28.3
Total capital expenditures	$210.1	$91.0

19. SUBSEQUENT EVENT
At its regularly scheduled meeting held on October 27, 2020, the Board of Directors of the Company declared an annual cash dividend of $0.622 per share, to be paid on January 6, 2021, to all shareholders of record on December 4, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
32

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
33

Our Business
Executive Overview
We are an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event - the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues in Kentucky - Derby City Gaming; Oak Grove Racing, Gaming & Hotel; and Newport Racing & Gaming. Our online wagering business owns and operates TwinSpires.com, the largest and most profitable online horse racing wagering platform in the U.S. and BetAmerica, an online sports betting and iGaming platform in the U.S. We are also a leader in brick-and-mortar casino gaming with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games in eight states. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. As of September 30, 2020, all of our properties had reopened and remain open with applicable restrictions. We also implemented other initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities at our properties have continued to be suspended, including all of our food buffets and valet services, and certain restaurants and food outlets. Below is a summary of the temporary closures and the current status of each property:
Churchill Downs
•Churchill Downs Racetrack conducted 27 spectator-free live racing days in the second quarter of 2020 and 14 spectator-free live racing days in the third quarter of 2020, including the 146th Kentucky Oaks and Derby on September 4-5, 2020. Churchill Downs Racetrack suspended simulcast operations on March 15, 2020, and these operations remained closed.
•Derby City Gaming temporarily suspended operations on March 15, 2020 and reopened on June 8, 2020. Derby City Gaming is currently restricted to 75% of patron capacity, and is operating at 66% of gaming capacity.
Gaming
Wholly-Owned Properties
•Calder Casino and Racing ("Calder") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Operations were temporarily suspended again on July 2, 2020 following a Miami-Dade Emergency Order issued by the county's mayor to close all entertainment venues in Miami-Dade County. Calder reopened on August 31, 2020 with restrictions on operating hours and is operating at 56% gaming capacity.
•Fair Grounds Slots, Fair Grounds Race Course and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"):
◦Fair Grounds Slots temporarily suspended operations on March 16, 2020 and reopened on June 13, 2020. Fair Grounds Slots is currently restricted to 25% of patron capacity and is operating at 75% of gaming capacity;
◦Fair Grounds Race Course conducted spectator-free live racing from March 13, 2020 through March 21, 2020 and did not have any live race days during the second or third quarters of 2020; and
◦VSI temporarily suspended operations on March 16, 2020 and reopened on May 18, 2020. VSI is currently restricted to 50% of patron capacity and is operating at 75% of gaming capacity.
•Harlow's Casino Resort and Spa ("Harlow's") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Harlow’s is currently restricted to 50% of patron capacity and is operating at 66% of slot gaming capacity and 60% of table game capacity.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
34

•Ocean Downs Casino and Racetrack ("Ocean Downs") temporarily suspended operations on March 15, 2020 and reopened on June 19, 2020. Ocean Downs is currently restricted to 50% of patron capacity and is operating at 70% of video lottery terminals ("VLTs") capacity and 60% of table game capacity.
•Oxford Casino and Hotel ("Oxford") temporarily suspended operations on March 16, 2020 and reopened on July 9, 2020. Oxford is currently restricted to 200 persons on the gaming floor.
•Presque Isle Downs and Casino ("Presque Isle") temporarily suspended operations on March 16, 2020 and reopened on June 26, 2020. Presque Isle has a temporary ban on alcohol and smoking on the gaming floor, is currently restricted to 50% of patron capacity and is operating at 60% of slot gaming capacity and 60% of table game capacity.
•Riverwalk Casino Hotel ("Riverwalk") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Riverwalk is currently restricted to 50% of patron capacity and is operating at 66% of slot gaming capacity and 60% of table game capacity.
Managed Properties
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Lady Luck Nemacolin has a temporary ban on alcohol and smoking on the gaming floor, is currently restricted to 50% of patron capacity and is operating at 50% of slot gaming capacity and 60% of table game capacity.
Equity Investments
•Rivers Casino Des Plaines ("Rivers Des Plaines") temporarily suspended operations on March 15, 2020 and reopened on July 1, 2020. Rivers Des Plaines has certain operating hour restrictions and temporary bans on food and beverage within the facility, is currently restricted to 25% of patron capacity and is operating at 75% of slot gaming capacity and 45% of table game capacity.
•Miami Valley Gaming and Racing ("MVG") temporarily suspended operations on March 14, 2020 and reopened on June 19, 2020. MVG has certain hourly restrictions on serving alcohol, is currently restricted to 63% of patron capacity and is operating at 67% of VLT capacity.
All Other
•Arlington International Racecourse ("Arlington") temporarily suspended operations of its off-track betting facilities ("OTBs") and simulcast operations on March 16, 2020. Four OTBs reopened on June 5, 2020 and the remaining OTBs reopened on various dates in July 2020. Arlington conducted 18 spectator-free live racing days and 12 live racing days with 300 patron restrictions during the third quarter of 2020.
•Turfway Park conducted nine live racing days from March 12, 2020 through March 21, 2020 and five of these live racing days were run spectator-free. Live racing was canceled for the remaining three scheduled racing days in March 2020. Turfway Park did not have any race days scheduled in the second or third quarters of 2020.
On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at its wholly-owned and managed gaming properties and certain racing operations. As the Company has reopened these properties, certain employees have returned to work while others remain on temporary furlough due to the capacity restrictions at these properties. The Company provided health, dental, vision and life insurance benefits to furloughed employees through July 31, 2020.
The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount. Salaries for non-furloughed employees resumed at the annual base salary beginning with the start of the employee's first full pay period subsequent to July 31, 2020.
Financial Status and Outlook
The Company reduced its planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and has prioritized its capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
On March 16, 2020, we borrowed $675.4 million on our revolving credit facility (the "Revolver") pursuant to the Credit Agreement (defined below) to provide the Company with additional financial flexibility. The Company had $622.0 million of cash and cash equivalents as of September 30, 2020.
On April 28, 2020, the Company entered into a Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
35

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
We continue to assess the situation at our properties and operations on a daily basis; however, we are unable to determine when the current restrictions in place for our opened properties will be removed. Our third quarter of 2020 financial results were materially impacted by the rescheduling of the 146th Kentucky Oaks and Derby from the second quarter of 2020 to the third quarter of 2020 without spectators, by the temporary suspension of operations at certain properties, and continued property restrictions.
Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash to fund our business operations, meet all of our financial commitments, and invest in our prioritized key growth capital projects for well beyond the next twelve months.
Kater and Thimmegowda Settlement
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated (the "Kater litigation") and Manasa Thimmegowda v. Big Fish Games, Inc. (the "Thimmegowda litigation"). The agreement in principle remains contingent on final court approval by the U.S. District Court for the Western District of Washington (the "District Court"). Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement: (i) a total of $155.0 million will be paid into a settlement fund. CDI will pay $124.0 million pre-tax of the settlement from its available cash; Aristocrat Technologies, Inc. ("Aristocrat") will pay $31.0 million pre-tax of the settlement; (ii) all members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits; and (iii) Aristocrat has agreed to specifically release CDI of any and all indemnification obligations under the Stock Purchase Agreement dated November 29, 2017 (the "Stock Purchase Agreement"), among the Company, Aristocrat, and Big Fish Games, Inc. ("Big Fish Games") arising from or related to the Kater and Thimmegowda litigations, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement. The $124.0 million pre-tax settlement related to the Company is included in loss from discontinued operations, net of tax in the accompanying condensed consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2020, and on a pre-tax basis in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2020. The final settlement approval hearing is currently scheduled for February 11, 2021. We anticipate making the payment into the settlement fund during the first quarter of 2021, pending final approval by the District Court.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
36

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
Our sports betting and iGaming business includes the online BetAmerica sports betting and casino gaming operations. On September 24, 2020, the Company opened a retail BetAmerica sportsbook at Bronco Billy's Casino in Cripple Creek, Colorado, and on September 25, 2020, the Company opened a retail BetAmerica sportsbook at Island Resort & Casino in Harris, Michigan. BetAmerica plans to launch its online sportsbook and iGaming platform in Pennsylvania, Colorado and Michigan, and its online sportsbook platform in Indiana, subject to regulatory approvals.
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
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Oak Grove Racing, Gaming & Hotel ("Oak Grove")
•Newport Racing & Gaming ("Newport")

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
37

•Turfway Park
•Arlington
•United Tote
•Corporate
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in the accompanying condensed consolidated statements of comprehensive income.
Oak Grove Racing, Gaming & Hotel
On September 18, 2020, the Company opened its simulcast and historical racing machine ("HRM") operations at Oak Grove, located in Oak Grove, Kentucky. Oak Grove is currently restricted to 75% of patron capacity and is operating at 63% of gaming capacity. The Oak Grove Hotel opened on October 15, 2020.
Effective September 11, 2020, the Company purchased the remaining equity interests of WKY Development, LLC, a joint venture that owns Oak Grove, from Keeneland Association, Inc. for $3.0 million. As of September 30, 2020, the Company no longer reports a noncontrolling interest associated with Oak Grove in the accompanying consolidated financial statements.
Newport Racing and Gaming
The Company invested $38.4 million to build out Newport, located in Newport, Kentucky, to create a premier entertainment experience as an extension of Turfway Park. Newport opened on October 2, 2020 and has a pari-mutuel simulcast area, a 17,000 square foot gaming floor with 500 HRMs, and a feature bar. Newport is currently restricted to 75% of patron capacity.
Online Wagering
On September 24, 2020, the Company opened a retail BetAmerica sportsbook at Bronco Billy's Casino in Cripple Creek, Colorado, and on September 25, 2020, the Company opened a retail BetAmerica sportsbook at Island Resort & Casino in Harris, Michigan. BetAmerica plans to launch its mobile sportsbook and iGaming application in each of Pennsylvania, Colorado and Michigan, and its mobile sportsbook application in Indiana, subject to regulatory approvals.
In August 2020, the Company announced the entry into multi-year agreements with GAN Limited and Kambi Group PLC to provide player account management, casino platform, sports trading and risk management services to BetAmerica.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
38

Turfway Park Acquisition
The Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International (“Hard Rock”) on October 9, 2019 for total consideration of $46.0 million in cash ("Turfway Park Acquisition"). Turfway Park is located on 197 acres in Florence, Kentucky. On July 28, 2020, the Company's Board of Directors approved the final design plans for the HRM and grandstand facility at Turfway Park. The final plans reflect $200 million of project capital, which includes the Turfway Park Acquisition costs and other previously approved capital. The 155,000 square foot facility will include a grandstand, sports bar, food offerings, and up to 1,200 historical racing machines. The Company has temporarily paused the construction of the HRM and grandstand facility due to the recent ruling by the Kentucky Supreme Court. Refer to Part II., Item 1. Legal Proceedings, for further information.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
39

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
Specific State Casino Regulations and Legislative Actions
Illinois
On June 30, 2020, legislation was signed into law by the Governor of Illinois that provides financial relief to the gaming industry. The legislation amends the existing law to allow the lower privilege tax on table games for existing casinos effective as of July 1, 2020 instead of when a newly authorized casino begins operations. The legislation also provides cash flow relief for existing casinos by extending the payment deadline for new gaming positions from July 1, 2020 to July 1, 2021 and extends the payment period and waives interest for reconciliation payments related to the new gaming positions. The legislation delays the payment deadline for an initial sports wagering license from July 1, 2020 to July 1, 2021 and also establishes a lower privilege tax schedule for a new casino in Chicago, which has been authorized but not yet opened. We believe the legislation will have a positive impact on our business operations.
Louisiana
Effective July 15, 2020, legislation was signed into law by the Governor of Louisiana that exempts the tax on promotional play up to $5.0 million for casinos. We believe the legislation will have a positive impact on our business operations.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net revenue	$337.8	$306.3	$31.5	$775.8	$1,049.1	$(273.3)
Operating income	49.5	27.8	21.7	37.5	212.2	(174.7)
Operating income margin	15%	9%		5%	20%
Net income (loss) from continuing operations	$43.1	$15.2	$27.9	$(3.1)	$135.4	$(138.5)
Net income (loss) attributable to Churchill Downs Incorporated	43.2	14.8	28.4	(99.0)	133.5	(232.5)
Adjusted EBITDA	121.9	88.0	33.9	207.3	377.6	(170.3)
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019
•Net revenue increased $31.5 million driven by a $55.7 million increase from Online Wagering due to an increase in handle and active players, and a $29.4 million increase from Churchill Downs primarily due to the rescheduling of the 146th Kentucky Oaks and Derby without spectators. Partially offsetting these increases were a $43.6 million decrease from Gaming due to the patron restrictions and gaming capacity limitations at each property and a $10.0 million decrease from All Other primarily due to the patron restrictions during live racing at Arlington.
•Operating income increased $21.7 million due to a $24.4 million increase from Online Wagering due to an increase in handle and active players, a $11.9 million increase at Churchill Downs due to the rescheduling of the 146th Kentucky Oaks and Derby without spectators and strong performance at Derby City Gaming, and a $0.4 million decrease in transaction expense, net. Partially offsetting these increases were a $7.6 million decrease due to the patron restrictions during live racing at Arlington, a $4.4 million increase in selling, general and administrative expense due to an adjustment for the estimated annual payout of accrued bonuses, and a $3.0 million decrease from Gaming due to the patron restrictions and gaming capacity limitations at each property.
•Net income from continuing operations increased $27.9 million. A $4.3 million after-tax increase in higher transaction, pre-opening and other expenses impacted comparability of the Company's third quarter of 2020 net income from

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
40

continuing operations compared to the prior year quarter: Partially offsetting this increase were a $3.3 million after-tax expense decrease related to our equity portion of the non-cash change in fair value of Midwest Gaming's interest rate swaps; a $3.0 million after-tax decrease in expenses due to legal reserves in the prior year quarter that did not recur in the current year quarter; and a $0.5 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities in the third quarter of 2019 that did not recur in the current year quarter based on an increase in revenue related to states with higher tax rates. Excluding these items, net income from continuing operations increased $25.4 million primarily due to a $27.6 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $2.2 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net income attributable to Churchill Downs Incorporated increased $28.4 million due to a $27.9 million increase in net income from continuing operations discussed above, a $0.4 million decrease in net loss from discontinued operations, and a $0.1 million increase in net loss attributable to our noncontrolling interest.
•Adjusted EBITDA increased $33.9 million driven by a $18.7 million increase from Churchill Downs primarily due to the rescheduling of the 146th Kentucky Oaks and Derby without spectators and the strong performance at Derby City Gaming; a $16.9 million increase from Online Wagering from increased handle and active players at TwinSpires; and a $3.7 million increase from Gaming due to the strong performance from our equity investments. Partially offsetting these increases was a $5.4 million decrease from All Other primarily due to the patron restrictions at Arlington.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019
•Net revenue decreased $273.3 million driven by a $205.0 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties; a $127.0 million decrease from Churchill Downs primarily due to running the 146th Kentucky Oaks and Derby without spectators; and a $26.8 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases was an $85.5 million increase from Online Wagering due to an increase in handle and net revenue per active player at TwinSpires.
•Operating income decreased $174.7 million due to a $105.2 million decrease from Churchill Downs primarily due to running the 146th Kentucky Oaks and Derby without spectators; a $76.7 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties; a $20.0 million decrease from All Other primarily due to the temporary suspension of operations at Arlington; and a $17.5 million non-cash impairment of the Presque Isle gaming rights and trademark intangible assets. Partially offsetting these decreases were a $36.6 million increase from Online Wagering due to an increase in handle and net revenue per active player at TwinSpires; a $4.1 million decrease in selling, general and administrative expense primarily from a reduction in salaries and associated benefits; and a $4.0 million decrease in transaction expense, net.
•Net income from continuing operations decreased $138.5 million. The following items impacted comparability of the Company's net income from continuing operations during the nine months ended September 30, 2020 compared to the prior year period: a $12.0 million non-cash after-tax impact related to our impairment of the Presque Isle intangible assets and a $2.3 million increase in expenses related to higher transaction, pre-opening and other expenses. Partially offsetting these decreases were a $3.4 million after-tax decrease of our equity portion of Midwest Gaming's recapitalization and transaction costs in 2019 that did not recur in 2020, a $3.3 million after-tax decrease in expenses due to legal reserves in 2019 that did not recur in 2020, a $2.7 million non-cash tax impact related to the re-measurement of our net deferred tax liabilities in 2019 that did not recur in 2020 based on an increase in revenue related to states with higher tax rates, and a $0.2 million after-tax expense decrease related to our equity portion of the non-cash change in fair value of Midwest Gaming's interest rate swaps. Excluding these items, net income from continuing operations decreased $133.8 million primarily due to a $127.0 million after-tax decrease driven by the results of our operations and equity income from our unconsolidated affiliates and a $6.8 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net income attributable to Churchill Downs Incorporated decreased $232.5 million due to a $138.5 million decrease in net income from continuing operations discussed above and a $94.2 million increase in net loss from discontinued operations, partially offset by a $0.2 million increase from net loss attributable to noncontrolling interest. During the second quarter of 2020, we settled the Kater and Thimmegowda litigations for $124.0 million pre-tax ($95.0 million after-tax) which increased our net loss from discontinued operations compared to the prior year period.
•Adjusted EBITDA decreased $170.3 million driven by a $98.2 million decrease from Churchill Downs primarily due to running the 146th Kentucky Oaks and Derby without spectators; a $90.2 million decrease from Gaming due to the temporary suspension of all Gaming property operations; and a $13.5 million decrease from All Other primarily due to

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
41

the temporary suspension of operations at Arlington. Partially offsetting these decreases was a $31.6 million increase from Online Wagering from increased handle and net revenue per active players at TwinSpires.
Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Churchill Downs:
Churchill Downs Racetrack	$42.1	$10.2	$31.9	$66.8	$184.8	$(118.0)
Derby City Gaming	25.9	22.5	3.4	55.2	62.4	(7.2)
Total Churchill Downs	68.0	32.7	35.3	122.0	247.2	(125.2)
Online Wagering:
TwinSpires	124.6	70.5	54.1	311.9	229.7	82.2
Online Sports Betting and iGaming	1.8	(0.1)	1.9	3.8	0.1	3.7
Total Online Wagering	126.4	70.4	56.0	315.7	229.8	85.9
Gaming:
Fair Grounds and VSI	27.9	25.0	2.9	72.1	94.7	(22.6)
Presque Isle	27.8	38.3	(10.5)	57.4	105.3	(47.9)
Calder	6.5	24.5	(18.0)	34.0	75.5	(41.5)
Oxford	12.2	27.2	(15.0)	32.4	77.4	(45.0)
Ocean Downs	24.3	26.7	(2.4)	42.2	67.0	(24.8)
Riverwalk	16.0	13.6	2.4	36.1	44.1	(8.0)
Harlow's	13.0	13.3	(0.3)	30.3	41.9	(11.6)
Lady Luck Nemacolin	7.2	10.0	(2.8)	16.8	20.6	(3.8)
Total Gaming	134.9	178.6	(43.7)	321.3	526.5	(205.2)
All Other	20.3	29.8	(9.5)	44.0	69.9	(25.9)
Eliminations	(11.8)	(5.2)	(6.6)	(27.2)	(24.3)	(2.9)
Net Revenue	$337.8	$306.3	$31.5	$775.8	$1,049.1	$(273.3)
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019
•Churchill Downs revenue increased $35.3 million due to a $31.9 million increase from Churchill Downs Racetrack primarily due to the rescheduling of the 146th Kentucky Oaks and Derby without spectators, and a $3.4 million increase from Derby City Gaming.
•Online Wagering revenue increased $56.0 million from the prior year quarter primarily due to a $54.1 million increase from TwinSpires. TwinSpires handle grew $253.7 million, or 68.8%, compared to the prior year quarter, as our customers wagered more on the content that was available. Online BetAmerica sports betting and iGaming net revenues increased $1.9 million compared to the prior year quarter primarily due to a full quarter of iGaming results in Pennsylvania for the third quarter of 2020 compared to the prior year quarter.
•Gaming revenue decreased $43.7 million primarily due to a $18.0 million decrease due to the temporary suspension of operations at Calder from July 2, 2020 to August 31, 2020; and a $15.0 million decrease at Oxford, a $10.5 million decrease at Presque Isle, a $2.8 million decrease at Lady Luck Nemacolin, a $2.4 million decrease at Ocean Downs, and a $0.3 million decrease at Harlow's, all of which were due to the patron restrictions and gaming capacity limitations at each property. Partially offsetting these decreases were a $2.9 million increase at Fair Grounds and VSI and a $2.4 million increase at Riverwalk, driven by targeted promotional offers and higher unrated play.
•All Other revenue decreased $9.5 million primarily due to a $12.8 million decrease at Arlington due to the temporary suspension of operations and patron restrictions. Partially offsetting this decrease were a $2.4 million increase from the opening of Oak Grove on September 18, 2020, a $0.8 million increase from Turfway Park, and a $0.1 million increase from other sources.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
42

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019
•Churchill Downs revenue decreased $125.2 million due to a $118.0 million decrease from Churchill Downs Racetrack primarily due to running the 146th Kentucky Oaks and Derby without spectators and a $7.2 million decrease at Derby City Gaming due to the temporary suspension of operations.
•Online Wagering revenue increased $85.9 million from the prior year period primarily due to a $82.2 million increase at TwinSpires. Although horse racing content for wagering decreased, TwinSpires handle grew $380.1 million, or 33.3%, compared to the prior year period, as our customers wagered more on the content that was available. Our online sports betting and iGaming net revenues increased $3.7 million compared to the prior year period primarily due to the launch of iGaming in Pennsylvania and Indiana in late December 2019. Sports betting net revenue growth was impacted by the suspension of U.S. and international sporting events beginning in mid-February 2020.
•Gaming revenue decreased $205.2 million primarily due to the temporary suspension of operations of all of our Gaming properties and the loss of revenue at each property.
•All Other revenue decreased $25.9 million primarily due to a $30.0 million decrease at Arlington due to the temporary suspension of operations and a $4.5 million decrease at United Tote due to certain customers suspending services due to COVID-19. Partially offsetting these decreases was a $6.2 million increase from the acquisition of Turfway Park in October 2019 and a $2.4 million increase from the opening of Oak Grove on September 18, 2020.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Taxes and purses	$81.1	$91.3	$(10.2)	$193.4	$282.6	$(89.2)
Salaries and benefits	37.5	43.5	(6.0)	103.6	127.8	(24.2)
Content expense	54.4	35.3	19.1	136.4	109.2	27.2
Selling, general and administrative expense	38.8	34.4	4.4	85.3	89.4	(4.1)
Depreciation and amortization	22.4	22.0	0.4	66.5	64.3	2.2
Marketing and advertising	11.7	10.7	1.0	25.3	31.6	(6.3)
Transaction expense, net	0.5	0.9	(0.4)	1.0	5.0	(4.0)
Impairment of intangible assets	—	—	—	17.5	—	17.5
Other operating expense	41.9	40.4	1.5	109.3	127.0	(17.7)
Total expense	$288.3	$278.5	$9.8	$738.3	$836.9	$(98.6)
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses decreased $10.2 million driven by the reduction of net revenue due to the patron restrictions and gaming capacity limitations at our Gaming properties.
•Salaries and benefits expense decreased $6.0 million driven primarily by temporarily furloughing certain employees and temporarily reducing salaries for all remaining non-furloughed salaried employees through the end of July 2020.
•Content expense increased $19.1 million primarily due to an increase in certain host fees and source market fees for TwinSpires as a result of the increase in handle.
•Selling, general and administrative expense increased $4.4 million primarily from an adjustment to our estimated annual payout related to accrued bonuses.
•Marketing and advertising expense increased $1.0 million primarily due to increased marketing by TwinSpires and the BetAmerica online sports betting and iGaming business in the Online Wagering segment, partially offset by reduced marketing and advertising at our Gaming properties.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $1.5 million primarily driven by additional costs incurred

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
43

associated with the rescheduling of the 146th Kentucky Oaks and Derby to the third quarter of 2020.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019
Significant items affecting comparability of consolidated operating expense include:
◦Taxes and purses decreased $89.2 million driven by the temporary suspension of all operations at our Gaming properties and the related decrease in net revenue and a decrease in purses related to the reduction of horse races from the temporary closures of our facilities.
◦Salaries and benefits expense decreased $24.2 million driven primarily by temporarily furloughing certain employees and reducing salaries for all remaining non-furloughed salaried employees through the end of July 2020, partially offset by an increase at Turfway Park and the opening of Oak Grove in September 2020.
◦Content expense increased $27.2 million primarily due to an increase in certain host fees and source market fees for TwinSpires as a result of the increase in handle.
◦Selling, general and administrative expense decreased $4.1 million primarily from a temporary reduction in salaries and associated benefits.
◦Depreciation and amortization expense increased $2.2 million primarily driven by capital projects placed into service for Churchill Downs Racetrack and Derby City Gaming, and Turfway Park.
◦Marketing and advertising expense decreased $6.3 million primarily due to the temporary suspension of operations at our brick and mortar properties, partially offset by an increase in marketing and advertising spend for TwinSpires and the online BetAmerica sports betting and iGaming business in the Online Wagering segment.
◦Transaction expense, net was nominal for the nine months ended September 30, 2020. In the nine months ended September 30, 2019, transaction expense, net was related to the acquisitions of Presque Isle and Lady Luck Nemacolin.
◦Impairment of intangible assets increased $17.5 million driven by a $15.0 million non-cash impairment charge related to Presque Isle's gaming rights and a $2.5 million non-cash impairment charge related to Presque Isle's trademark.
◦Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense decreased $17.7 million primarily driven by the temporary suspension of operations at our brick and mortar properties, partially offset by the operating expenses related to Turfway Park and the opening of Oak Grove in September 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
44

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Churchill Downs	$23.9	$5.2	$18.7	$30.3	$128.5	$(98.2)
Online Wagering	31.9	15.0	16.9	85.7	54.1	31.6
Gaming	75.4	71.7	3.7	122.4	212.6	(90.2)
Total Segment Adjusted EBITDA	131.2	91.9	39.3	238.4	395.2	(156.8)
All Other	(9.3)	(3.9)	(5.4)	(31.1)	(17.6)	(13.5)
Total Adjusted EBITDA	$121.9	$88.0	$33.9	$207.3	$377.6	$(170.3)
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019
•Churchill Downs Adjusted EBITDA increased $18.7 million due to a $14.9 million increase from Churchill Downs Racetrack primarily due to the rescheduling of the 146th Kentucky Oaks and Derby without spectators, and a $3.8 million increase at Derby City Gaming due to the increase in revenue and favorable cost structure subsequent to the temporary closure of the property.
•Online Wagering Adjusted EBITDA increased $16.9 million primarily due to a $16.4 million increase from TwinSpires due to an increase in handle and a $0.5 million decrease in the loss from our online sports betting and iGaming operations.
•Gaming Adjusted EBITDA increased $3.7 million driven by an $8.8 million increase due to strong performances from our Rivers Des Plaines and MVG equity investments. These increases were partially offset by a $5.1 million decrease at our wholly-owned Gaming properties as increased Adjusted EBITDA for our Mississippi and Louisiana properties was more than offset by a decrease in Adjusted EBITDA for our other wholly owned gaming properties compared to the prior year quarter due to patron restrictions and gaming capacity limitations.
•All Other Adjusted EBITDA decreased $5.4 million primarily from a $3.0 million decrease from Arlington due to the temporary suspension of operations and patron restrictions during our live meet in the third quarter of 2020 compared to the prior year quarter, and a $2.4 million decrease at Corporate primarily due to an adjustment to our estimated annual payout related to accrued bonuses.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019
•Churchill Downs Adjusted EBITDA decreased $98.2 million due to the decrease from Churchill Downs Racetrack primarily due to the reduction in net revenue due to running the 146th Kentucky Oaks and Derby without spectators. Derby City Gaming's Adjusted EBITDA was flat for the nine months ended September 30, 2020 compared to the prior year period.
•Online Wagering Adjusted EBITDA increased $31.6 million primarily due to a $36.9 million increase from TwinSpires due to an increase in handle, partially offset by a $5.3 million decrease from increased marketing spend and costs associated with the continued build-out of the online sports betting and iGaming operations.
•Gaming Adjusted EBITDA decreased $90.2 million driven by a $76.6 million decrease at our wholly-owned Gaming properties from the decrease in net revenue and a $13.6 million decrease from our equity investments, both of which were due to the temporary suspension of operations of all of our Gaming properties.
•All Other Adjusted EBITDA decreased $13.5 million primarily from a $7.8 million decrease from Arlington due to the temporary suspension of operations, a $3.5 million decrease from United Tote due to a decrease in net revenue, a $2.0 million decrease due to unfavorable results from the Turfway Park Acquisition, and a $0.2 million decrease from all other sources.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
45

Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net income (loss) and comprehensive income (loss) attributable to CDI	$43.2	$14.8	$28.4	$(99.0)	$133.5	$(232.5)
Net loss attributable to noncontrolling interest	0.1	—	0.1	0.2	—	0.2
Net income (loss) before noncontrolling interest	43.1	14.8	28.3	(99.2)	133.5	(232.7)
Loss from discontinued operations, net of tax	—	0.4	(0.4)	96.1	1.9	94.2
Income (loss) from continuing operations, net of tax	43.1	15.2	27.9	(3.1)	135.4	(138.5)

Additions:
Depreciation and amortization	22.4	22.0	0.4	66.5	64.3	2.2
Interest expense	19.7	18.9	0.8	59.3	52.0	7.3
Income tax provision (benefit)	13.9	8.0	5.9	(5.6)	53.1	(58.7)
EBITDA	$99.1	$64.1	$35.0	$117.1	$304.8	$(187.7)

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$6.9	$5.5	$1.4	$17.3	$17.6	$(0.3)
Legal reserves	—	3.3	(3.3)	—	3.6	(3.6)
Other charges	0.8	—	0.8	0.7	—	0.7
Pre-opening expense and other expense	6.2	1.2	5.0	9.8	3.6	6.2
Impairment of intangible assets	—	—	—	17.5	—	17.5
Transaction expense, net	0.5	0.9	(0.4)	1.0	5.0	(4.0)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.9	9.7	0.2	29.2	22.9	6.3
Changes in fair value of Midwest Gaming's interest rate swaps	(1.5)	3.2	(4.7)	14.7	15.4	(0.7)
Midwest Gaming's recapitalization and transactions costs	—	—	—	—	4.7	(4.7)
Other	—	0.1	(0.1)	—	—	—
Total adjustments to EBITDA	22.8	23.9	(1.1)	90.2	72.8	17.4
Adjusted EBITDA	$121.9	$88.0	$33.9	$207.3	$377.6	$(170.3)

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	September 30, 2020	December 31, 2019	Change
Total assets	$3,263.0	$2,551.0	$712.0
Total liabilities	$2,890.8	$2,040.0	$850.8
Total shareholders' equity	$372.2	$511.0	$(138.8)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
46

Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $712.0 million driven by a $525.8 million increase in cash and cash equivalents primarily due to borrowings under our Credit Agreement; a $144.5 million increase in property and equipment, net primarily due to the construction of Oak Grove; a $26.2 million increase in income taxes receivable due to a current year income tax benefit; a $15.6 million increase in accounts receivable, net primarily due to increased wagering receivables from the 146th Kentucky Derby and Oaks; and a $17.9 million increase in all other assets. Partially offsetting these increases was a $18.0 million decrease in other intangible assets, net primarily related to the impairment of Presque Isle's intangible assets.
•Total liabilities increased $850.8 million primarily driven by a $692.3 million increase in long-term debt, net primarily due to borrowings under our Credit Agreement; a $124.0 million increase in current liabilities of discontinued operations due to the Kater and Thimmegowda litigation settlements; a $50.4 million increase in accounts payable primarily due to timing of payments for the openings of Oak Grove and Newport; and a $7.6 million increase in all other liabilities. Partially offsetting these increases was a $23.5 million decrease in dividends payable due to the payment of our annual dividends in January 2020.
•Total shareholders’ equity decreased $138.8 million driven by a $99.2 million current year net loss, $27.9 million in repurchases of common stock, $15.1 million in taxes paid related to net share settlement of stock awards, $12.7 million in cash settlement for stock awards, and a $1.2 million decrease from all other equity components. Partially offsetting these decreases was a $17.3 million increase from stock-based compensation.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,
Cash flows from:	2020	2019	Change
Operating activities	$137.3	$260.2	$(122.9)
Investing activities	$(212.8)	$(690.6)	$477.8
Financing activities	$612.6	$490.9	$121.7
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
Nine Months Ended September 30, 2020, Compared to the Nine Months Ended September 30, 2019
•Cash provided by operating activities decreased $122.9 million driven by a $157.1 million decrease in operating income related to continuing operations, net of the $17.5 million non-cash impairment of Presque Isle's intangible assets, a $17.0 million increase in cash paid for interest, and an $11.9 million decrease in distributions from unconsolidated affiliates. Partially offsetting these decreases were a $34.1 million increase in deferred revenue related to the rescheduling of the 146th Kentucky Oaks and Derby, a $14.7 million decrease in cash taxes paid, and a $14.3 million increase from all other operating activities.
•Cash used in investing activities decreased $477.8 million driven by a $604.3 million decrease related to investments in the first and second quarters of 2019 to acquire the equity interest in Midwest Gaming, and to acquire Presque Isle and the associated Pennsylvania gaming license, and a $12.1 million decrease in cash used in all other investing activities. Partially offsetting these decreases was a $138.6 million increase in capital project expenditures primarily related to the construction of Oak Grove.
•Cash provided by financing activities increased $121.7 million primarily driven by a $94.6 million increase in net borrowings from long-term debt, a $38.4 million decrease in common stock repurchases, and a $1.4 million increase from all other financing activities. Partially offsetting these increases was a $12.7 million increase in cash settlement of stock awards.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
47

Credit Facilities and Indebtedness
The following table presents our debt outstanding and debt issuance costs:

(in millions)	September 30, 2020	December 31, 2019	Change
Term Loan B due 2024	$389.0	$392.0	$(3.0)
Revolver	694.6	—	694.6
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	500.0	500.0	—
Total debt	2,183.6	1,492.0	691.6
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	2,179.6	1,488.0	691.6
Issuance cost and fees	(16.0)	(18.1)	2.1
Total debt, net of current maturities	$2,163.6	$1,469.9	$693.7
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
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended September 30, 2020, the Company's commitment fee rate was 0.30%.
As a result of the Company's Credit Agreement, the Company capitalized $2.0 million of debt issuance costs associated with the Revolver which will be amortized as interest expense over 5 years. The Company also capitalized $5.4 million of deferred financing costs associated with the Term Loan B which will be amortized as interest expense over 7 years.
On March 16, 2020, the Company entered into the First Amendment (the "First Amendment") to its Credit Agreement. The First Amendment extends the maturity for the Revolver to at least September 27, 2024, which is 91 days prior to the latest maturity date of the Company’s term loan facility on December 27, 2024. The previous maturity date of the Revolver was December 27, 2022.
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
On March 16, 2020, we borrowed $675.4 million on our Revolver to provide the Company with additional financial flexibility. The Company had $622.0 million of cash and cash equivalents as of September 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
48

On April 28, 2020, the Company entered into the Second Amendment to its Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers its quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the "Financial Covenant Relief Period"), (ii) amends the definition of "Consolidated EBITDA" in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of "Material Adverse Effect" and "License Revocation" in the Credit Agreement to take into consideration COVID-19.
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
Although the Company was not required to meet its financial covenants under our Credit Agreement at September 30, 2020 (as a result of the Second Amendment to the Credit Agreement), the Company was compliant with all applicable covenants at September 30, 2020.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
49

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
Contractual Obligations
Our commitments to make future payments as of September 30, 2020, are estimated as follows:

(in millions)	October 1 to December 31, 2020	2021-2022	2023-2024	Thereafter	Total
Term Loan B	$1.0	$8.0	$380.0	$—	$389.0
Interest on Term Loan B(1)	2.0	15.8	15.5	—	33.3
Revolver	—	—	—	694.6	694.6
Interest on Revolver	3.5	27.7	27.7	2.9	61.8
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	16.5	66.0	66.0	82.5	231.0
Interest on 2028 Senior Notes	—	47.5	47.5	83.1	178.1
Operating leases	1.5	9.8	7.6	9.2	28.1
Total	$24.5	$174.8	$544.3	$1,972.3	$2,715.9
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 3.59% which was the rate in place as of September 30, 2020.
As of September 30, 2020, we had approximately $1.2 million of tax liabilities related to unrecognized tax benefits.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At September 30, 2020, we had $1,083.6 million outstanding under our Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $8.1 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
50

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
51

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
On August 31, 2020, the Washington District Court granted the parties' motion for preliminary approval, and the final settlement approval hearing is currently scheduled for February 11, 2021.
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
As previously disclosed, on May 22, 2020, the parties entered into an agreement in principle to settle the Kater and Thimmegowda litigations. The agreement in principle with respect to the Thimmegowda litigation is described above, under the "Kater Class Action Suit." On August 31, 2020, the Washington District Court granted the parties' motion for preliminary approval, and the final settlement approval hearing is currently scheduled for February 11, 2021.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the Kentucky Horse Racing Commission (the "KHRC" and together with the Kentucky racetracks, the "Joint Petitioners") sought a declaration from the Franklin Circuit Court (the "Court") that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. (the "Family Foundation") intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
52

law, but remanded the case to the Court to determine whether operation of historical racing machines that were licensed during the pendency of the litigation constitute pari-mutuel wagering. The Court held a trial during the week of January 8, 2018 to determine whether the games from one of the historical racing machine manufacturers (Encore/Exacta) are pari-mutuel, and the Court set a post-trial briefing schedule for the parties. Although the Court ordered, on August 24, 2017, that this pending litigation only directly involves the historical racing machine games presently in use, and any future historical racing machine games proposed by the Company would not be included in the pending case. On October 24, 2018, the Court ruled that the historical racing machines in question (Encore/Exacta) are a pari-mutuel system of wagering legally permitted under Kentucky law. In November 2018, the Family Foundation filed a notice of appeal and subsequently filed a motion to transfer the appeal directly to the Kentucky Supreme Court, which was granted in June 2019. On September 24, 2020, the Kentucky Supreme Court issued an opinion reversing the Court’s opinion. On October 14, 2020, the KHRC and certain other defendants filed petitions for rehearing. The Company does not use the Exacta system in any of its historical racing machine facilities in Kentucky. The Company intends to work within its legal rights and in coordination with the KHRC to ensure the ongoing legal operation of our historical racing machine facilities in Kentucky.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final agreement and regulatory and court approval. On September 29, 2020, the EPA filed a complaint and proposed consent decree, which was agreed to by both parties. Comments must be received by November 4, 2020. If approved, the agreement will include a $2.8 million penalty, which has been accrued and is included in selling, general and administrative expense in our accompanying consolidated statement of comprehensive income for the year ended December 31, 2019, and accrued expense and other current liabilities in our accompanying consolidated balance sheet at December 31, 2019. The consent decree would also require corrective measures to ensure compliance with applicable federal laws and regulations.
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
The parties had previously attempted to mediate the matter in October 2018, but were unsuccessful. Thereafter, the parties resumed informal settlement discussions, and, as a result, the Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
53

approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. If there are opt-out claims in excess of $50,000, the settlement will be voided, unless the parties agree to stipulate otherwise. The settlement agreement is subject to certain conditions, including court approval. After the parties entered into the settlement, legal counsel for six objecting, named plaintiffs filed an amended petition with the District Court. After a hearing on July 20, 2020, the District Court dismissed the amended petition. The objecting plaintiffs filed a notice of their intention to seek a writ with the Louisiana Court of Appeals for the Fourth Circuit related to the dismissal of the amended petition, which was denied. The fairness hearing with the District Court relating to the terms of the settlement agreement began on October 7, 2020, and has been continued until November 17, 2020.
ITEM 1A.    RISK FACTORS
The following description includes updates to a risk factor previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.
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
We began reopening the majority of our Gaming properties in May and June of 2020 under certain restrictions, such as patron restrictions as well as gaming machines and table game limitations. As of September 30, 2020, all of our properties had reopened and remain open with applicable restrictions. We also implemented other initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities have been suspended, including certain restaurants and food outlets, all of our food buffets, and valet services for certain properties. However, despite these reopenings, COVID-19 could result in continuing suspensions of operations at our casino and racetrack properties; for example, we had to temporarily suspend operations again at Calder Casino in July 2020, following an issuance of a Miami-Dade Emergency Order by the county mayor to close all entertainment venues in the Miami, Florida area. We cannot predict how soon our casino and racetrack properties will be able to return to customary operations. Our ability to return to our customary operations will depend, in part, on the actions of a number of governmental bodies over which we have no control. Once all restrictions are lifted, it is unclear how quickly customers will return to our casinos and racetracks, which may be a function of continued concerns over safety and decreased consumer spending due to economic conditions, including job losses.
Certain non-furloughed employees continue to work from remote/work-at-home locations. An extended period of remote work arrangements could strain business continuity plans, introduce operational risk (including but not limited to cybersecurity risks) and may impair our ability to manage our business. We also outsource certain business activities to third parties. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we seek to monitor the business continuity activities of these third parties, successful implementation and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
54

execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain business activities experience operational failures or business disruption as a result of the impacts from the spread of COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.
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
Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, public health threats and civil unrest
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks, which is subject to the occurrence and threat of extraordinary events that may discourage attendance or expose us to substantial liability. Terrorist activity, including acts of domestic terrorism, or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions, safety and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack and at our other locations. A major epidemic or pandemic, or the threat of such an event, could also adversely affect attendance and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. The COVID-19 pandemic resulted in the temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. Even though our properties have reopened, such properties continue to be subject to operational restrictions that may impact attendance. Riots, civil insurrection or social unrest could adversely affect attendance. During the second and third quarters of 2020, certain areas of Louisville, Kentucky, experienced sustained protests and civil unrest, and Louisville continues to experience such demonstrations and civil unrest, which could adversely affect attendance at Churchill Downs Racetrack. While we are constantly evaluating our security precautions in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities. The occurrence or threat of any such extraordinary event at our locations, particularly at Churchill Downs Racetrack, could have a material negative effect on our business and results of operations.
We face risks related to pending or future legal proceedings and other actions
From time to time, we are a party in various lawsuits and judicial and governmental actions. No assurance can be provided as to the outcome of these lawsuits and actions which can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits or actions, which could result in settlements, costs or damages that could have a material adverse impact on our business, financial condition, results of operations, and reputation. Such matters may include investigations or litigation from various parties, including vendors, customers, state and federal agencies, stockholders and employees relating to intellectual property, employment, consumer, personal injury, corporate governance, commercial or other matters arising in the ordinary course of business.
Judicial actions involving third parties may also indirectly impact our business. For example, as described further in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q, during the third quarter of 2020, the Kentucky Supreme Court issued an opinion reversing a prior ruling of the Franklin Circuit Court with respect to the legality of certain Encore/Exacta historical racing machines in operation in Kentucky as of the January 2018 trial date, and holding that wagers placed through such machines are not pari-mutuel. Kentucky and are therefore prohibited under Kentucky law. The Kentucky Horse Racing Commission and a number of Kentucky tracks have filed petitions for rehearing. Although we do not use the Encore/

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
55

Exacta system in any of our historical racing machine facilities, this opinion, depending on how it is interpreted and enforced, may impact our historical racing machine facilities in Kentucky.
We have also been subject to claims in cases concerning class action allegations. Plaintiffs in class action lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the amount of potential losses to us. In many cases, including class action matters, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. We may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses. For further information regarding our pending legal proceedings, please refer to Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
07/01/20-07/31/20	251	$129.02	—	$147.1
08/01/20-08/31/20	—	—	—	147.1
09/01/20-09/30/20	119	169.96	—	147.1
Total	370	$142.19	—
(1)On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million. The new program replaces the prior $250.0 million program that was authorized in April 2017 and had unused authorization of $78.3 million. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
56

ITEM 6.    EXHIBITS

Number	Description	By Reference To

10.1	Change in Control, Severance, and Indemnity Agreement, dated as of July 27, 2020, by and between Marcia A. Dall and the Company	Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2020

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 28, 2020	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 28, 2020	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
58