Form 10-K
period 2020-12-31
Churchill Downs Inc
filed 2021-02-24
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of February 10, 2021, 38,476,002 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2020 (based upon the closing sale price for such date on the Nasdaq Global Select Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $4,543,867,580.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2021 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K ("Report") including the information incorporated by reference herein, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "might", "plan", "predict", "project", "seek", "should", "will", and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include the factors described in Item 1A. Risk Factors, of this Report.

PART I
ITEM 1.BUSINESS
Overview
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S and we have seven retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Impact of the COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Considerable uncertainty still surrounds the potential effects of the COVID-19 virus, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have resulted and continue to result in significant negative economic impacts in the U.S. and in relation to our business. Although vaccines are now available, their distribution is currently limited and there can be no assurance that these vaccines will be successful in ending the COVID-19 global pandemic. The long-term impact of COVID-19 on the U.S. and world economies and continuing impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. One property temporarily suspended operations again in July 2020 and reopened in August 2020, and three properties temporarily suspended operations again in December 2020 and reopened in January 2021.
We implemented a number of initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities at our properties have continued to be suspended, including food buffets and valet services, and certain restaurants and food outlets. A summary of the temporary closures and the current status of each property is provided in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
Business Segments
For financial reporting purposes, we aggregate our operating segments into three reportable segments as follows: Churchill Downs, Online Wagering and Gaming. Our operating segments reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Financial information about these segments is set forth in Part II, Item 8. Financial Statements and Supplementary Data, Note 21 of notes to consolidated financial statements contained within this Report.  Further discussion of financial results by segment is provided in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in Part II, Item 8. Financial Statements and Supplementary Data, contained within this Report.
Churchill Downs
The Churchill Downs segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and Derby City Gaming.
Churchill Downs Racetrack is the home of the Kentucky Derby and conducts live racing during the year. Derby City Gaming is an HRM facility that operates under the Churchill Downs pari-mutuel racing license at the auxiliary training facility for Churchill Downs Racetrack in Louisville, Kentucky.
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

Churchill Downs Racetrack
Churchill Downs Racetrack is located in Louisville, Kentucky and is an internationally known thoroughbred racing operation best known as the home of our iconic flagship event, the Kentucky Derby. We have conducted thoroughbred racing continuously at Churchill Downs Racetrack since 1875. The Kentucky Derby is the longest continuously held annual sporting event in the U.S. and is the first race of the annual series of races for 3-year-old thoroughbreds known as the Triple Crown.
The demographic profile of our guests, global television viewership and long-running nature of this iconic event are attractive to sponsors and corporate partners, especially those with similar luxury and/or marquee brands. The Kentucky Derby Week generated the tenth consecutive year of earnings growth in 2019. The 2020 Kentucky Derby Week results were severely impacted by the rescheduling of the 146th Kentucky Derby from the first weekend in May to the first weekend in September and without spectators due to the COVID-19 global pandemic.
We conducted 70 live race days in 2018, 74 live racing days in 2019 and 65 live race days, including 41 spectator-free live race days, in 2020. In 2021, we anticipate conducting up to 71 live race days with spectators.
Churchill Downs Racetrack is located on 175 acres and has a one-mile dirt track, a 7/8-mile turf track, a stabling area, and a variety of areas, structures, and buildings that provide seating for our patrons. We also own 83 acres of land at our auxiliary training facility, which is five miles from Churchill Downs Racetrack. The facilities at Churchill Downs Racetrack accommodate seating for approximately 59,000 guests. Churchill Downs Racetrack has one of the largest 4K video boards in the world sitting 80 feet above the ground and measuring 171 feet wide by 90 feet tall. This video board provides views of the finish line and the entire race for on-track guests, including those in the infield and guests along the entire front side of the racetrack. The facility also has permanent lighting in order to accommodate night races. We have a saddling paddock, and the stable area has barns sufficient to accommodate 1,400 horses and a 114-room dormitory for backstretch personnel. The Churchill Downs Racetrack facility also includes a simulcast wagering facility.
In April 2020, we completed a state-of-the-art equine medical center and quarantine barns on the backside area of Churchill Downs Racetrack which reinforces our ongoing commitment to equine and jockey safety and supports our long-term international growth strategy.
In 2002, we transferred title of the Churchill Downs Racetrack facility to the City of Louisville, Kentucky and entered into a 30-year lease for the facility as part of the financing of improvements to the Churchill Downs Racetrack facility. We can re-acquire the facility at any time for $1.00 subject to the terms of the lease.
Derby City Gaming
In September 2018, we opened Derby City Gaming, an 85,000 square-foot, state-of-the-art HRM facility at the Churchill Downs Racetrack auxiliary training facility in Louisville, Kentucky. On September 3, 2020, Derby City Gaming opened a new 8,000 square-foot outdoor gaming patio on the south side of the property. Derby City Gaming operates under the Churchill Downs Racetrack pari-mutuel racing license, and has approximately 1,225 HRMs, a simulcast center, and a dining facility.
Online Wagering
The Online Wagering segment includes the revenue and expenses for the TwinSpires Horse Racing and the TwinSpires Sports and Casino businesses. Both businesses are headquartered in Louisville, Kentucky.
TwinSpires Horse Racing
TwinSpires Horse Racing operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers (through Velocity); and provides the Bloodstock Research Information Services platform for horse race statistical data.
TwinSpires is one of the largest and most profitable legal online horse racing wagering platforms in the U.S. TwinSpires accepts pari-mutuel wagers through advance deposit wagering ("ADW") from customers residing in certain states who establish and fund an account from which these customers may place wagers via telephone, mobile applications or through the Internet. This business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. This business also offers customers streaming video of live horse races, as well as replays, and an assortment of racing and handicapping information.
BetAmerica.com is an online wagering business licensed under TwinSpires and also offers wagering on horse racing throughout the U.S. We also provide technology services to third parties, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third-party typically provides a brand name, marketing and limited customer functions.

TwinSpires Sports and Casino
Our TwinSpires Sports and Casino business operates our sports betting and casino iGaming platform in multiple states, including Colorado, Indiana, Michigan, Mississippi, New Jersey, and Pennsylvania. The TwinSpires Sports and Casino business includes the mobile and online sports betting and casino iGaming results and the results of our three retail sportsbooks in Colorado, Indiana and Michigan which utilize a third party's casino license. The results of the two retail sportsbooks at our Mississippi properties, our retail sportsbook at Presque Isle in Pennsylvania and the retail and online BetRivers sportsbook at Rivers Des Plaines, are included in the Gaming segment.
In August 2020, the Company announced the entry into multi-year agreements with GAN Limited ("GAN") and Kambi Group PLC ("Kambi") to provide player account management, casino platform, sports trading and risk management services (collectively, the "GAN / Kambi Platforms"). The Company has transitioned the Mississippi properties to the new Kambi platform and has launched in Michigan with the new GAN / Kambi Platforms. We plan to transition the remaining properties to the new GAN / Kambi Platforms in the first half of 2021.
On September 24, 2020, the Company opened a retail sportsbook at Bronco Billy's Casino in Cripple Creek, Colorado, and on September 25, 2020, the Company opened a retail sportsbook at Island Resort & Casino in Harris, Michigan. The Company launched its mobile and online sportsbook and casino app in Michigan on January 22, 2021 and plans to launch its mobile sportsbook and casino app in Pennsylvania and its mobile sportsbook app in Indiana, subject to regulatory approvals, in the first half of 2021.
On January 5, 2021, the Company announced the transition from the BetAmerica brand to the TwinSpires brand for the Company's sports betting and casino platforms. The Company launched the TwinSpires sportsbook and casino app in Michigan under the TwinSpires brand in January 2021 and the existing Company's sportsbook and casino apps will transition to the TwinSpires brand in the first half of 2021.
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
◦Ocean Downs Casino and Racetrack ("Ocean Downs")
◦Oxford Casino and Hotel ("Oxford")
◦Presque Isle Downs and Casino ("Presque Isle")
◦Riverwalk Casino Hotel ("Riverwalk")
◦Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") management agreement
The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:
◦61.3% equity investment in Rivers Casino Des Plaines ("Rivers Des Plaines")
◦50% equity investment in Miami Valley Gaming and Racing ("MVG")
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations.
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
In February 2018, Calder was issued a jai alai permit by the Department of Business & Professional Regulation ("DBPR") Division of Pari-Mutuel Wagering ("DPW") in Florida. Calder received a jai alai license in May 2018 and conducted live summer jai alai performances in May and June 2019 for the State of Florida's 2018-2019 fiscal year and in August and September 2019 for the 2019-2020 fiscal year. In 2021, in order to attract better jai alai players and operate efficiently, Calder is planning to conduct jai alai performances in the summer 2021 for the 2020-2021 fiscal year and for the 2021-2022 fiscal year.
In October 2018, the State of Florida DPW issued two separate Final Orders Granting Declaratory Statement in response to two separate Petitions for Declaratory Statements submitted by Calder regarding jai alai. One of the Declaratory Statements was appealed but affirmed by the First District Court of Appeals in September 2019.
There are pending administrative challenges filed by various organizations, including Florida Horsemen's Benevolent and Protective Association, Inc., the Florida Thoroughbred Breeders’ & Owners’ Association, Ocala Breeders’ Sales, and SCF, Inc., related to jai alai and the location of the casino with respect to the racing facility.
We have an agreement with the Stronach Group ("TSG") that expires on April 15, 2021 under which we permit TSG to operate and manage Calder's racetrack and certain other racing and training facilities and to provide live horse racing under Calder's racing permits. During the term of the agreement, TSG pays Calder a racing services fee and is responsible for the direct and indirect costs of maintaining the racing premises, including the training facilities and applicable barns, and TSG receives the associated revenue from the operation.
Fair Grounds and VSI
Fair Grounds Slots and Fair Grounds Race Course are located on 145 acres in New Orleans, Louisiana. Fair Grounds Slots owns and operates a 33,000 square-foot slot facility with approximately 600 slot machines, two concession areas, a bar, a simulcast facility, and other amenities. The Fair Grounds Race Course consists of a one-mile dirt track, a 7/8-mile turf track, a grandstand, and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 guests, a general admissions area, and dining facilities. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people. Fair Grounds Race Course also operates pari-mutuel wagering in thirteen off-track betting facilities ("OTBs") and VSI is the owner and operator of approximately 1,000 video poker machines in twelve OTBs in Louisiana.
Harlow’s
Harlow’s is located on 85 acres of leased land in Greenville, Mississippi. Harlow’s owns and operates a 33,000 square-foot casino with approximately 700 slot machines, 15 table games, a retail sportsbook, a 105-room hotel, a 5,600 square-foot multi-functional event center, and four dining facilities.
Ocean Downs
Ocean Downs is located on 167 acres near Ocean City, Maryland. Ocean Downs owns and operates a 70,000 square-foot casino with approximately 900 VLTs, 18 table games, and three dining facilities. Ocean Downs also conducts approximately 40 live harness racing days each year.
Oxford
Oxford is located on 97 acres in Oxford, Maine. Oxford owns and operates a 27,000 square-foot casino with approximately 950 slot machines, 30 table games, a 100-room hotel, and three dining facilities.
Presque Isle
Presque Isle is located on 270 acres in Erie, Pennsylvania. Presque Isle owns and operates a 153,000 square-foot casino with approximately 1,550 slot machines, 34 table games, a retail sportsbook, a poker room, and four dining facilities. Presque Isle also conducts 100 live thoroughbred racing days each year.
Riverwalk
Riverwalk is located on 22 acres in Vicksburg, Mississippi. Riverwalk owns and operates a 25,000 square-foot casino with approximately 650 slot machines, 15 table games, a retail sportsbook, a five-story 80-room hotel, and two dining facilities.
Lady Luck Nemacolin
On March 8, 2019, the Company assumed the management of Lady Luck Nemacolin, which is located in Farmington, Pennsylvania, approximately one mile from the Nemacolin Woodlands Resort. Lady Luck Nemacolin operates the casino with approximately 600 slot machines, 27 table games, and a dining facility.
Rivers Des Plaines
Rivers Des Plaines is located on 21 acres in Des Plaines, Illinois. Rivers Des Plaines owns and operates a 140,000 square-foot casino with approximately 1,000 slot machines and 69 table games, seven dining and entertainment facilities, and an approximate 5,000 square-foot state-of-the-art BetRivers Sports Bar. In December 2019, Rivers Des Plaines became the first land-based casino in Illinois and, in the third quarter of 2020, completed the expansion of the parking garage. We acquired

61.3% equity ownership in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Des Plaines, in March 2019.
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
All Other
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Oak Grove Racing, Gaming & Hotel ("Oak Grove")
•Newport Racing & Gaming ("Newport")
•Turfway Park
•Arlington International Racecourse ("Arlington")
•United Tote
•Corporate
Oak Grove
Oak Grove is located on 240 acres in Oak Grove, Kentucky, which is approximately one-hour north of Nashville, Tennessee. Oak Grove owns and operates a 5/8-mile harness racing track and completed the first racing meet in October 2019. On September 18, 2020, the Company opened the simulcast and HRM facility with approximately 1,325 HRMs, event center and food and beverage venues. The 128-room hotel opened on October 15, 2020. The 1,200-person grandstand, 3,000-person capacity outdoor amphitheater and stage, a state-of-the-art equestrian center, and a recreational vehicle park at Oak Grove will open in early 2021. Effective as of September 11, 2020, the Company purchased the remaining noncontrolling interest in WKY Development, LLC, a joint venture that owns Oak Grove, from Keeneland Association, Inc. for $3.0 million. The Company no longer reports a noncontrolling interest associated with Oak Grove in the accompanying consolidated financial statements.
Newport
On October 2, 2020, the Company opened Newport, located in Newport, Kentucky, after investing approximately $32.0 million to create a premier entertainment experience as an extension of Turfway Park. Newport has a pari-mutuel simulcast area, a 17,000 square-foot gaming floor with approximately 500 HRMs, and a feature bar.
Turfway Park
Turfway Park is located on 197 acres in Florence, Kentucky. In 2020, the Company approved the final design plans for the HRM and grandstand facility at Turfway Park. The final plans reflect $200 million of project capital, which includes the Turfway Park Acquisition costs and other previously approved capital. The final plans provide for a 155,000 square foot facility including a grandstand, sports bar, food offerings, and up to 1,200 historical racing machines. The Company has spent approximately $58.5 million of the planned project capital as of December 31, 2020 to acquire the business and associated land and to demolish the existing grandstand, prepare the site for the next phase of the development, and install a new Tapeta synthetic racetrack.
Arlington
Arlington is located on 326 acres in Arlington Heights, Illinois. Arlington owns and operates a thoroughbred racing operation with nine OTBs. Arlington has a 1 1/8-mile synthetic track, a one-mile turf track and a 5/8-mile training track. The facility includes a grandstand, clubhouse, and suite seating for 7,500 guests, and dining facilities. The stable area consists of barns that can accommodate 2,200 horses and living quarters for 550 people. On February 23, 2021, we launched a process to sell the 326 acres at Arlington Park. The Company is committed to running Arlington Park's 2021 race dates from April 30, 2021 to September 25, 2021.

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
Churchill Downs
In 2020, approximately 28,000 thoroughbred horse races were conducted in the U.S., which was down 24% compared to 2019 due to the impact of almost all of the racetracks across the U.S. being closed for a portion of the year as a result of the COVID-19 global pandemic. Of these races, Churchill Downs Racetrack hosted approximately 650 races, or 2.4% of the total thoroughbred horse races in the U.S. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing and purse sizes. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Derby City Gaming competes with regional casinos in the area and other forms of legal and illegal gaming.
Online Wagering
TwinSpires Horse Racing
Our TwinSpires Horse Racing business competes with other ADW businesses for both customers and racing content, as well as brick-and-mortar racetracks, casinos, OTBs, and other forms of legal and illegal sports betting.
TwinSpires Sports and Casino
Our TwinSpires Sports and Casino business competes for customers with retail, mobile and online offerings from commercial brick-and-mortar casinos and racetracks.  We also compete with daily fantasy sports gaming companies that are expanding into mobile and online sports betting and iGaming, international sports betting businesses looking to expand into the U.S. market, and other forms of legal and illegal sports betting and iGaming operations.
Gaming
Our Gaming properties operate in highly competitive environments and primarily compete for customers with other casinos in the surrounding regional gaming markets. Our Gaming properties compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling, and other forms of legalized gaming in the U.S.

Human Capital
We believe our human capital is material to our operations and core to the long-term success of the Company as an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event - The Kentucky Derby. Our focus is on attracting innovative and collaborative team members who want to build their skills in a successful and growing set of businesses focused on creating unique experiences for our guests.
Our People
As of December 31, 2020, we had a total of approximately 7,000 team members, of which 4,000 are full-time employees. As of December 31, 2020, the Churchill Downs segment had 1,900 team members, the Online Wagering segment had 240 team members; and the Gaming segment had 2,200 team members. Nearly one-quarter of the Churchill Downs segment team members are full-time employees and nearly all of the Online Wagering and Gaming segment team members are full-time employees. The Company’s corporate staff consists of approximately 180 full-time employees. The number of seasonal employees fluctuates significantly through the course of the year primarily due to the seasonal nature of our businesses. We have the highest level of seasonal team members during the second quarter when we run the Kentucky Derby.
As a result of the COVID-19 global pandemic and the closing of our gaming properties, a significant number of our team members were furloughed beginning in March 2020. The Company provided health, dental, vision and life insurance benefits to furloughed full-time employees through July 31, 2020 and for an additional three months if a full-time employee was re-furloughed as a result of a subsequent property closure period or business capacity limitations. As of December 31, 2020, approximately 500 full-time employees were covered by 16 collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our team members.
Diversity and Inclusion
We believe that a diverse workforce fosters innovation and cultivates a high performance culture that leverages the unique perspectives of every team member to profitably grow our businesses. The Company’s Board of Directors’ and executive management team is diverse based on gender and race and also have diverse experiences that individually and collectively create a high-performance culture focused on executing our strategic priorities to effectively and efficiently protect and grow our businesses.
We believe diversity and inclusion helps the Company attract the best talent to grow our businesses and enables our businesses to attract and delight customers and consumers. The Kentucky Derby is a pillar of our community that provides the opportunity for our team members and the community to raise significant funding for charities that support important aspects of our broader communities including fostering diversity and inclusion, food, shelter, education, and health related non-profits. The Company also provides donations to non-profit organizations that support these initiatives within our communities.
Talent Acquisition, Development and Retention
We invest in attracting, developing and retaining our team members. Our philosophy is to communicate a clear purpose and strategy, set challenging goals, drive accountability, continuously assess, develop, and advance talent, and to embrace a leadership-driven talent strategy. Our Company enables team members to grow in their current roles as well as to have opportunities to build new skills in other parts of the Company. We review talent and succession plans with our Chief Executive Officer and Board of Directors periodically throughout the year. The process focuses on accelerating talent development, strengthening succession pipelines, and advancing diversity in gender, race and experience for our most critical roles.
Compensation, Benefits, Safety and Wellness
We strive to offer market competitive salaries and wages for our team members and we offer comprehensive health and retirement benefits to eligible employees. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions and to provide a variety of voluntary benefits and paid time away from work programs. We also provide a number of innovative programs designed to promote physical, emotional and financial well-being. Our commitment to the safety of our employees, customers, and community remains a top priority and we have safety programs at all of our properties to facilitate identification and implementation of safety practices. Refer to our discussion above under "Overview", for additional information on actions we have taken to facilitate social distancing and enhanced cleaning in order to protect our employees, customers, and communities as a result of the COVID-19 global pandemic.
Governmental Regulations and Potential Legislative Changes
We are subject to various federal, state, local, and international laws and regulations that affect our businesses. The ownership, operation and management of our Churchill Downs, Online Wagering, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level.

Churchill Downs Regulations
Horse racing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges, and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters, and patrol judges.
The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year and the determination of applicable regulatory authorities.
In the U.S., interstate pari-mutuel wagering on horse racing is subject to the Interstate Horseracing Act of 1978, as amended in 2000 ("IHA"). Through the IHA, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.
Kentucky
In Kentucky, horse racing tracks and HRM facilities are subject to the licensing and regulation of the Kentucky Horse Racing Commission ("KHRC"), which is responsible for overseeing horse racing and regulating the state equine industry and overseeing the annual licensing and operations of HRMs in Kentucky. Licenses to conduct live thoroughbred and standardbred racing meets, to participate in simulcasting, and to accept advance deposit wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky.
Derby City Gaming is subject to extensive state and local laws and is subject to licensing and regulatory control by the KHRC. Changes in Kentucky laws or regulations may limit or otherwise materially affect the types of HRMs that may be conducted and such changes, if enacted, could have an adverse impact on our Kentucky HRM operations. The failure to comply with the rules and regulations of the KHRC could have a material adverse impact on our business.
TwinSpires Regulations and Potential Legislative Changes
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the Oregon Racing Commission and in accordance with Oregon law and the IHA. We also hold advance deposit wagering licenses in certain other states where required. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact our mobile and online ADW business.
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
In January 2019, the Department of Justice’s Office of Legal Counsel ("DJOLC") issued a revised legal opinion regarding the scope of the Interstate Wire Act of 1961 (the "Wire Act"). Under the 2019 revised opinion, the DJOLC stated that the Wire Act applied to all forms of gaming that crosses state lines, including online gambling and online lottery. The new opinion overturned a DJOLC opinion from 2011 which stated the Wire Act applied only to sports betting. In June 2019, a federal district court judge in New Hampshire ruled that the Wire Act applies only to gambling activities on sporting events and does not prohibit other forms of gambling conducted over the internet, including online casino gaming and in January 2021, the U.S. Court of Appeals for the First Circuit affirmed this decision.
Gaming Regulations and Potential Legislative Changes
Casino laws are generally designed to protect casino consumers and the viability and integrity of the casino industry. Casino laws may also be designed to protect and maximize state and local revenue derived through taxes and licensing fees imposed on casino industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, casino laws establish procedures to ensure that participants in the casino industry meet certain standards of character and fitness. Casino laws also require casino industry participants to:
•Ensure that unsuitable individuals and organizations have no role in casino operations,
•Establish procedures designed to prevent cheating and fraudulent practices,

•Establish and maintain responsible accounting practices and procedures,
•Maintain effective controls over financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue,
•Maintain systems for reliable record keeping,
•File periodic reports with casino regulators,
•Ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions,
•Establish programs to promote responsible gambling and inform patrons of the availability of help for problem gambling, and
•Enforce minimum age requirements.
Typically, a state regulatory environment is established by statute and administered by a regulatory agency with broad discretion to regulate the affairs of owners, managers and persons with financial interests in casino operations. Among other things, casino authorities in the various jurisdictions in which we operate:
•Adopt rules and regulations under the implementing statutes,
•Interpret and enforce casino laws,
•Impose disciplinary sanctions for violations, including fines and penalties,
•Review the character and fitness of participants in casino operations and make determinations regarding suitability or qualification for licensure,
•Grant licenses for participation in casino operations,
•Collect and review reports and information submitted by participants in casino operations,
•Review and approve transactions, such as acquisitions or change-of-control transactions of casino industry participants, securities offerings and debt transactions engaged in by such participants, and
•Establish and collect fees and taxes.
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
Casino authorities may investigate any subsidiary engaged in casino operations and may investigate any individual who has a material relationship to or material involvement with any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a casino licensee. Our officers, directors and certain key employees must file applications with the casino authorities and may be required to be licensed, qualify or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause that they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes in licensed positions must be reported to casino authorities. Casino authorities have the ability to deny a license, qualification or finding of suitability and have jurisdiction to disapprove a change in a corporate position.
If one or more casino authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. Casino authorities may also require us to terminate the employment of any person who refuses to file appropriate applications.
In many jurisdictions, certain of our shareholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to casino authorities, and casino authorities may require such holders to apply for qualification or a finding of suitability. Most casino authorities, however, allow an "institutional investor" to apply for a waiver. An "institutional investor" is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a member of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our casino affiliates, or the taking of any other action which casino authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with their status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.
Any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised it is required by casino authorities may be denied a license or found unsuitable, as applicable. Any shareholder found unsuitable or denied a license and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the applicable casino authorities may be guilty of a criminal offense. We may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us or any of our subsidiaries, we:
(i)     pay that person any dividend or interest upon our voting securities,
(ii)     allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii)     pay remuneration in any form to that person for services rendered or otherwise, or
(iv)     fail to pursue all lawful efforts to require such unsuitable person to relinquish voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.
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
Some casino jurisdictions prohibit certain types of political activity by a casino licensee, officers, directors and key employees. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.
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
License Fees and Gaming Taxes
We pay substantial license fees and taxes in many jurisdictions in connection with our casino operations which are computed in various ways depending on the type of gambling or activity involved. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as a percentage of the casino revenue received; the number of gambling devices and table games operated; or a one-time fee payable upon the initial receipt of license and fees in connection with the renewal of license. In some jurisdictions, casino tax rates are graduated such that the tax rates increase as casino revenue increases. Tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse impact on our casino operations.
Operational Requirements
In most jurisdictions, we are subject to certain requirements and restrictions on how we must conduct our casino operations. In certain states, we are required to give preference to local suppliers and include minority and women-owned businesses and organized labor in construction projects to the maximum extent practicable. We may be required to give employment preference to minorities, women and in-state residents in certain jurisdictions. Our ability to conduct certain types of games, introduce new games or move existing games within our facilities may be restricted or subject to regulatory review and approval. Some of our operations are subject to restrictions on the number of gaming positions we may have, and the maximum wagers allowed to be placed by our customers.
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
In Florida, licenses to conduct live thoroughbred racing and jai alai, and to participate in simulcast wagering are approved by the DPW, which is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred, and quarter horse races, as well as jai alai, but does not approve the specific live race days.
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
On June 30, 2020, legislation was signed into law by the Governor of Illinois that provides financial relief to the gaming industry. The legislation amends the existing law to allow the lower privilege tax on table games for existing casinos effective as of July 1, 2020 instead of when a newly authorized casino begins operations. The legislation also provides cash flow relief for existing casinos by extending the payment deadline for new gaming positions from July 1, 2020 to July 1, 2021 and extends the payment period and waives interest for reconciliation payments related to the new gaming positions. The legislation delays the payment deadline for the initial sports wagering license from July 1, 2020 to July 1, 2021 and also establishes a lower privilege tax schedule for a new casino in the Chicago area, which has been authorized but not yet opened. We believe the legislation will have a positive impact on our business operations.
Louisiana
The manufacturing, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacturing, distribution, servicing and operation of video poker devices and slot machines are governed by the Louisiana Gaming Control Board (the "Louisiana Board") which oversees all licensing for all forms of legalized gaming in Louisiana. The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections performs the video poker and slots gaming investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. Changes in Louisiana laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse impact on our Louisiana gaming operations. LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at their OTBs. The failure to comply with the rules and regulations of the Louisiana Board or the LSRC could have a material adverse impact on our business.
In Louisiana, licenses to conduct live thoroughbred and quarter horse racing and to participate in simulcast wagering are approved by the Louisiana State Racing Commission ("LSRC"). The LSRC is responsible for overseeing the awarding of licenses for the conduct of live racing meets, the conduct of thoroughbred and quarter horse racing, the types of wagering that may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live thoroughbred racing at a licensed racetrack for at least 80 days over a 20-week period each year to maintain the license and to conduct slot operations.
Louisiana law requires live quarter horse racing to be conducted at the racetrack with the addition of the slot machines at Fair Grounds. We conducted quarter horse racing at Fair Grounds for 10 days in each of 2018 and 2019. In 2020, we obtained approval from the LSRC to move the 10 days of quarter horse racing to Evangeline Downs. We expect to conduct quarter horse racing for 10 days in 2021.
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
In Pennsylvania, licenses to conduct live thoroughbred racing, to participate in simulcast wagering and to accept advance deposit wagers from Pennsylvania residents are approved by the Pennsylvania State Horse Racing Commission (“PSHRC”).  The PSHRC regulates the operations of horse racing, the conduct of pari-mutuel wagering and the promotion and marketing of horse racing in Pennsylvania.  As a Category 1 slot machine licensee, Presque Isle is required to conduct live racing on at least 100 days each calendar year.  The PSHRC approved Presque Isle for 100 live race days in 2021.
Other Specific State Regulations and Potential Legislative Changes
Kentucky
On February 22, 2021, the Governor of the Commonwealth of Kentucky signed into law Senate Bill 120 which creates a statutory definition of pari-mutuel wagering that includes historical horse racing approved by the KHRC and addresses the Supreme Court of Kentucky's opinion in The Kentucky Horse Racing Commission, et al v. The Family Trust Foundation of Kentucky, Inc. regarding the KHRC's historical racing regulations and the validity of operating HRMs pursuant to a license issued by KHRC. For more information, please refer to Item 3, Legal Proceedings. Following this action, we do not believe that any further rulings in this litigation will impact our ability to operate HRM facilities in Kentucky.
Illinois
In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the Illinois Racing Board ("IRB"). The IRB appointed Arlington the dark host track for 60 simulcast host days in 2019 and 2020. Arlington was also awarded 155 live host days in 2019 and 2020.

Environmental Matters
We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include the United States Environmental Protection Agency ("EPA") and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm and sanitary water discharges. CAFO and other water discharge regulations include permit requirements and water quality discharge standards. Enforcement of these regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Violations can result in significant penalties and, in some instances, interruption or cessation of operations.
In the ordinary course of our business, we may receive notices from regulatory agencies regarding our compliance with CAFO regulations that may require remediation at our facilities. On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final agreement and regulatory and court approval. If approved, the agreement will include a $2.8 million penalty, which is included in accrued expense and other current liabilities in our accompanying consolidated balance sheet as of December 31, 2020.
We also are subject to laws and regulations that create liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time the contamination occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. The owner of a property may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.
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
Economic and External Risks
The current novel coronavirus (COVID-19) global pandemic has adversely affected, and could continue to adversely affect our business, financial condition and financial results. Other major public health issues could adversely affect our business, financial condition and financial results in the future
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Considerable uncertainty still surrounds the potential effects of the COVID-19 virus, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have resulted and some continue to result in significant negative economic impacts in the U.S. and in relation to our business. The long-term impact of COVID-19 on the U.S. and world economies and continued impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks. In March 2020, we announced the temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. Starting in mid-February, U.S. and international sporting events were cancelled, which reduced our sports betting options for our customers. Horse racing content for wagering on TwinSpires also decreased, although handle increased as our customers wagered more on the content that was available. Although vaccines are now available, distribution is currently limited and there can be no assurance that these vaccines will be successful in ending the COVID-19 global pandemic.
In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. One property temporarily suspended operations again in July 2020 after reopening and reopened in August 2020, and three properties suspended operations in December 2020 and reopened in January 2021. We implemented a number of initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities at our properties continue to be suspended, including food buffets and valet services, and certain restaurants and food outlets. We cannot predict how soon our casino and racetrack properties will be able to return to customary operations. Our ability to return to our customary operations will depend, in part, on the actions of a number of governmental bodies over which we have no control. Once all restrictions are lifted, it is unclear how quickly customers will return to our casinos and racetracks, which may be a function of continued concerns over safety and decreased consumer spending due to economic conditions, including job losses.
Certain non-furloughed employees continue to work remotely. An extended period of remote work arrangements could strain business continuity plans, introduce operational risk (including but not limited to cybersecurity risks) and may impair our ability to manage our business. We also outsource certain business activities to third parties. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we seek to monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain business activities experience operational failures or business disruption as a result of the impacts from the spread of COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.
The Company reduced planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and prioritized capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
We are currently following the recommendations of local and federal health authorities to minimize exposure risk for our various stakeholders, including employees. The full extent of the impact of COVID-19 on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions required to contain COVID-19, the duration and spread of COVID-19 within the markets in which we operate, the availability of, use of and effectiveness of vaccines, mandates and directives from federal, state and local authorities, the effect of COVID-19 on consumer confidence and spending and our ability to maintain a sufficient workforce. If we do not respond appropriately to the pandemic, or if state and local authorities or customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks, which is subject to the occurrence and threat of extraordinary events that may discourage attendance or expose us to substantial liability. Terrorist activity, including acts of domestic terrorism, or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions, safety and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack and at our other locations. A major epidemic or pandemic, outbreak of a contagious equine disease, or the threat of such an event, could also adversely affect attendance and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. The COVID-19 global pandemic resulted in the temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. Even though our properties have reopened, such properties continue to be subject to operational restrictions that may impact attendance. Riots, civil insurrection or social unrest could adversely affect attendance. For example, during the second and third quarters of 2020, certain areas of Louisville, Kentucky, experienced sustained protests and civil unrest. Similar events in the future could adversely affect attendance at Churchill Downs Racetrack. While we are constantly evaluating our security precautions in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities.
Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, heavy rains, high winds, storms, tornadoes and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of adverse weather events. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. The occurrence or threat of any such extraordinary event at our locations, particularly at Churchill Downs Racetrack and Kentucky Derby and Oaks week, could have a material negative effect on our business and results of operations.
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

Strategic Risks
Our Company faces significant competition, and we expect competition levels to increase
We face an increasingly high degree of competition among a large number of participants operating from physical locations and/or through online or mobile platforms, including destination casinos, riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; sports betting; gaming at taverns in certain states, such as Illinois; gaming at truck stop establishments in certain states, such as Louisiana and Pennsylvania; historical horse racing in Kentucky; sweepstakes and poker machines not located in casinos; fantasy sports; Native American gaming; and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, illegal slot machines and skill games, fantasy sports and internet or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play Las Vegas-style casino games from home or in non-casino settings could divert customers from our properties and thus adversely affect our financial condition, results of operations and cash flows. Currently, there are proposals that would legalize internet poker, sports betting and other varieties of iGaming in a number of states. Expansion of land-based and iGaming in other jurisdictions (both regulated and unregulated) could further compete with our traditional and iGaming operations, which could have an adverse impact on our financial condition, results of operations and cash flows.
Our operations also face competition from other leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S. and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have properties, have recently legalized, implemented and expanded gaming. Established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in the states that we operate in or the states that are adjacent to or near our existing properties. New, relocated or expanded operations by other persons could increase competition for our operations and could have a material adverse impact on us.
Our Churchill Downs Racetrack and the Kentucky Derby may be adversely affected by changes in consumer preferences, attendance, wagering, and sponsorships
Our Churchill Downs Racetrack is dependent upon the number of people attending and wagering on live horse races.  According to industry sources, pari-mutuel handle declined on average 4.6% per year from 2008 to 2014 due to a number of factors, including increased competition from other wagering and entertainment alternatives.  From 2015 to 2018, pari-mutuel handle on horse racing has been relatively stable with average annual growth of 1.7%.   In 2019 and 2020, pari-mutuel handle decreased on average 1.5% per year due to horse race cancellations from safety concerns in California in 2019 and due to the COVID-19 global pandemic in 2020. If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Churchill Downs segment.  If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
The number and level of sponsorships are important to the success of the Kentucky Derby. Our ability to retain sponsors, acquire new sponsors, and compete for sponsorships and advertising dollars could have a material adverse impact on our business.
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
Our equity investments are governed by mutually established agreements that we entered into with our co-investors and therefore, we do not unilaterally control the applicable entity or other initiatives. The terms of the equity investments and the rights of our co-investors may preclude us from taking actions that we believe to be in the best interests of the Company. Disagreements with our co-investors could result in delays in project development, including construction delays, and ultimate failure of the project. Our co-investors also may not be able to provide capital to the applicable entity on the terms agreed to or at all, and the applicable entity may be unable to obtain external financing to finance their operations. Also, our ability to exit the equity investments may be subject to contractual and other limitations.
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

The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us
The majority of our gaming revenue is attributable to slot, VLTs, and video poker machines operated by us at our casinos and wagering facilities, and there are a limited number of slot machine manufacturers servicing the gaming industry. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector. Recently, the prices of new machines have escalated faster than the rate of inflation and slot machine manufacturers have occasionally refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment, it could adversely affect our operations and profitability.
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
From time to time, the Thoroughbred Owners of California, the Horsemen’s Group representing horsemen in California, the Florida Horsemen’s Benevolent and Protective Association, Inc., which represents horsemen in Florida, and the Kentucky Horsemen’s Benevolent and Protective Association have withheld their consent to send or receive racing signals among racetracks. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could have a material adverse impact on our business.
We also have written agreements with certain Horsemen’s Groups with regards to the proceeds of gaming machines in certain states that may be required to operate such gaming.
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

We intend to expand our TwinSpires Sports and Casino business and there can be no assurance that we will be able to compete effectively, that our expansion initiatives will be successful, or that we will generate sufficient returns on our investment
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. As a result, several jurisdictions in which we operate legalized sports betting and / or iGaming and additional jurisdictions may do so in the future. The success of our TwinSpires Sports and Casino business is dependent on potential legislation in various jurisdictions that affect the sports betting and iGaming industries in the U.S. We continue to engage with state lawmakers in our other jurisdictions to advocate for the passage of sports betting and iGaming laws with reasonable tax rates and license fees. There can be no assurances when, or if, regulations enabling sports betting and online casino gaming and poker will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.
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
If we are unable to obtain, or are otherwise delayed in obtaining, the necessary licenses to operate our TwinSpires Sports and Casino business in U.S. jurisdictions where online sports betting and iGaming are legalized, our ability to grow our business could be materially impacted. Our ability to compete may also be impacted by our failure to obtain approval in the applicable jurisdiction of our technology and service providers in a timely manner and by our failure to efficiently implement and market our TwinSpires Sports and iGaming platform in a state that legalizes online sports betting and / or iGaming. Such failures could impair our business growth in these jurisdictions, which could have a material impact on our business.
Our TwinSpires Sports and Casino business competes in a rapidly evolving and highly competitive market against an increasing number of competitors. The success of our proposed sports betting operations is dependent on a number of factors including the potential that the market does not develop as we anticipate, our ability to gain market share in a newly developing market, the competitive landscape and our ability to compete with new entrants in the market, our ability to implement effective, efficient, and compliant procedures and processes in each jurisdiction, changes in consumer demographics and public tastes and preferences, the performance of and licensing of third- party vendors, and the availability and popularity of other forms of entertainment.
Operational Risks
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
•restructuring charges associated with the acquisitions,
•non-recurring transaction costs, including accounting and legal fees, investment banking fees and recognition of transaction-related costs or liabilities, and

•costs of imposing financial and management controls and operating, administrative and information systems.
We perform financial, operational and legal diligence on the businesses we purchase; however, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate them successfully and integrate them into our existing operations. In any acquisition we make, we face risks that include the following:
•the risk that the acquired business may not further our business strategy or that we paid more than the business was worth,
•the risk that the financial performance of the acquired business declines or fails to meet our expectations from and after the date of acquisition,
•the potential adverse impact on our relationships with partner companies or third-party providers of technology or products,
•the possibility that we have acquired substantial undisclosed liabilities for which we may have no recourse against the sellers or third-party insurers,
•costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy,
•the risks of acquiring businesses and/or entering markets in which we have limited or no prior experience,
•the potential loss of key employees or customers,
•the possibility that we may be unable to retain or recruit managers with the necessary skills to manage the acquired businesses, and
•changes to legal and regulatory guidelines which may negatively affect acquisitions.
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
There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data, and such privacy laws and regulations continue to evolve. Many states have passed laws requiring notification to customers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. California has adopted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020, providing California consumers greater control of the information collected, stored, and sold, and other states are considering similar legislation. The CCPA provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information was breached as a result of a business’s violation of its duty to reasonably secure such information. The costs of compliance with these laws may increase as a result of changes in interpretation or changes in law. Any failure on our part to comply with these laws or our privacy policies may subject us to significant liabilities, including governmental enforcement actions or litigation.
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
Horse racing is an inherently dangerous sport and our racetracks are subject to personal injury litigation
Personal injuries and injuries to horses have occurred during races or workouts, and may continue to occur, which could subject us to negative publicity and / or litigation. Negative publicity may lead some customers to avoid the Company’s properties or could cause horse owners to avoid racing their horses at our racetracks. Any litigation resulting from injuries at our properties could be costly and time consuming and could divert our management and key personnel from our business operations. We buy insurance for all of our racetracks; however, our coverage may not be sufficient for all losses. Due to the potential impact of negative publicity and inherent uncertainty related to the outcome of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
Any violation of the Foreign Corrupt Practices Act, other similar laws and regulations, or applicable anti-money laundering regulations could have a negative impact on us
We are subject to risks associated with doing business outside of the U.S., including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the "FCPA") and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions.
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

Legal and Regulatory Risks
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
Judicial actions involving third parties may also indirectly impact our business. For example, as described further in Item 3. Legal Proceedings, in this Annual Report on Form 10-K, on September 24, 2020, the Kentucky Supreme Court issued an opinion reversing a prior ruling of the Franklin Circuit Court with respect to the legality of certain Encore/Exacta historical racing machines in operation in Kentucky as of the January 2018 trial date, and holding that wagers placed through such machines are not pari-mutuel and are therefore prohibited under Kentucky law. Although we do not use the Encore/Exacta system in any of our historical racing machine facilities, this opinion, depending on how it is interpreted and enforced or addressed by the legislature may impact our historical racing machine facilities in Kentucky.
We have also been subject to claims in cases concerning or similar to class action allegations. Plaintiffs in such lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the potential losses we may incur. In many cases, including class action matters, we may not be able to estimate the potential losses we will incur and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. We may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.
Our operations are highly regulated and changes in the regulatory environment could adversely affect our business
We conduct live and historical pari-mutuel wagering, online pari-mutuel wagering through ADWs, casino gaming, online gaming, and sports betting operations, which are subject to extensive state and for some local regulation. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct our operations or prevent another person from owning an equity interest in the Company. Regulatory authorities have input into our operations, such as hours of operation, location or relocation of a facility, and numbers and types of machines. Regulators may also levy substantial fines against or seize our assets, the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our financial condition, results of operations and cash flows.
We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing businesses. There can be no assurance that we will be able to retain those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful.
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

TwinSpires accepts ADWs from customers of certain states who set up and fund accounts from which they may place wagers via telephone, mobile device or through the Internet pursuant to the Interstate Horseracing Act and relevant licenses and consents. The online horse racing wagering business is heavily regulated, and laws governing ADW pari-mutuel wagering vary from state to state. State attorney generals, regulators, and other law enforcement officials may interpret state laws, federal laws, constitutional principles, and the related regulations in a different manner than we do which could have an adverse impact on our business.
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
Financial Risks
Our debt facilities contain restrictions that limit our flexibility in operating our business
Our debt facilities contain a number of covenants that impose significant operating and financial restrictions on our business, including restrictions on our ability to, among other things, take the following actions:
•incur additional debt or issue certain preferred shares,
•pay dividends on or make distributions in respect of our capital stock, repurchase common shares or make other restricted payments,
•make certain investments,
•sell certain assets or consolidate, merge, sell or otherwise dispose of all or substantially all of our assets,
•create liens on certain assets,
•enter into certain transactions with our affiliates, and
•designate our subsidiaries as unrestricted subsidiaries.
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
•will not be required to lend any additional amounts to us,
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could terminate all commitments to extend further credit, or
•could require us to apply all of our available cash to repay these borrowings.
We have pledged a significant portion of our assets as collateral under our debt facilities. If any of these lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness and our lenders could exercise their rights against the collateral we have granted them.

Our insurance costs may increase, we may not be able to obtain similar insurance coverage in the future, and the extent to which we can recover under our insurance policies for damages sustained at our operating properties in the event of inclement weather and casualty events, all could adversely affect our business
We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain additional exclusions from our coverage. If we are unable to obtain sufficient insurance coverage, we could be at risk for increased potential losses, which could be substantial. In addition, our debt instruments and other material agreements require us to meet certain standards related to insurance coverage. If we are unable to obtain sufficient insurance coverage to satisfy these requirements, an event of default could result under these debt instruments or material agreements.
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
•Oxford in Oxford, Maine
•Riverwalk in Vicksburg, Mississippi
•Calder in Miami Gardens, Florida
•Fair Grounds and certain VSI properties in New Orleans, Louisiana
•Ocean Downs in Ocean City, Maryland
•Derby City Gaming in Louisville, Kentucky
•Presque Isle in Erie, Pennsylvania
•Oak Grove Racing and Gaming in Oak Grove, Kentucky
•Turfway Park in Florence, Kentucky
We lease the following real property:
•Churchill Downs Racetrack in Louisville, Kentucky - we lease 158 acres under a 30-year lease entered into in 2020 where we transferred title of the facility to the City of Louisville, Kentucky, and retained the right to re-acquire the facility at any time or $1.00, subject to the terms of the lease as part of the financing of the improvements to the facility.
•Harlow's in Greenville, Mississippi - we lease the land on which the casino and hotel are located
•Certain VSI properties in New Orleans, Louisiana
•Lady Luck Nemacolin in Farmington, Pennsylvania - we lease the building as part of the management agreement
•TwinSpires.com and Brisnet in Lexington, Kentucky
•United Tote in Louisville, Kentucky; San Diego, California; and Portland, Oregon
•Corporate and Online Wagering headquarters in Louisville, Kentucky
•Online Wagering office in Vancouver, Canada
•Newport Racing and Gaming in Newport, Kentucky

ITEM 3.LEGAL PROCEEDINGS
In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business.
Kater Class Action Suit
On April 17, 2015, the Cheryl Kater v. Churchill Downs Incorporated class action lawsuit (the "Kater Litigation") was filed in the United District Court for the Western District of Washington (the "Washington District Court") alleging, among other claims, that the Company’s "Big Fish Casino" operated by the Company’s then-wholly owned mobile gaming subsidiary Big Fish Games, Inc. ("Big Fish Games") violated Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through virtual casino games (namely the slots, blackjack, poker, and roulette games offered through Big Fish Casino), and seeking, among other things, return of monies lost, reasonable attorney’s fees, treble damages, and injunctive relief. On January 9, 2018, the Company sold Big Fish Games to Aristocrat Technologies, Inc. ("Aristocrat"), an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation, pursuant to the Stock Purchase Agreement, dated as of November 29, 2017, by and among the Company, Big Fish Games and Aristocrat (the "Stock Purchase Agreement"). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to indemnify Aristocrat for the losses and expenses associated with the Kater Litigation for Big Fish Games, which is referred to in the Stock Purchase Agreement as the "Primary Specified Litigation."
After the Washington District Court dismissed the case with prejudice on November 19, 2015, the United States Court of Appeals for the Ninth Circuit reversed and remanded the Washington District Court’s dismissal of the complaint on March 28, 2018. The complaint was amended on March 20, 2019, to add Big Fish Games as a party and to assert claims on behalf of an additional plaintiff, Suzie Kelly.
On May 22, 2020, the parties entered into an agreement in principle to settle the Kater litigation and the Thimmegowda litigation (as defined below). The agreement in principle remains contingent on final court approval by the Washington District Court. Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement: (i) a total of $155.0 million will be paid into a settlement fund. The Company will pay $124.0 million of the settlement; Aristocrat will pay $31.0 million of the settlement; (ii) all members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits; and (iii) Aristocrat has agreed to specifically release the Company of any and all indemnification obligations under the Stock Purchase Agreement arising from or related to the Kater Litigation and Thimmegowda Litigation, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement.
On August 31, 2020, the Washington District Court granted the parties' motion for preliminary approval. On December 14, 2020, plaintiffs filed a motion for final approval of class action settlement agreement. The Washington District Court entered an order granting final approval of class action settlement on February 11, 2021. The Company’s settlement contribution will be made by March 26, 2021.
Thimmegowda Class Action Suit
On February 11, 2019, the Manasa Thimmegowda v. Big Fish Games, Inc. class action lawsuit (the "Thimmegowda Litigation") was filed in the Washington District Court alleging, among other claims, that “Big Fish Casino,” which is operated by Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, and seeking, among other things, return of monies lost, reasonable attorney’s fees, injunctive relief, and treble and punitive damages.
On May 22, 2020, the parties entered into an agreement in principle to settle the Kater and Thimmegowda Litigations. The agreement in principle with respect to the Thimmegowda Litigation is described above, under the "Kater Class Action Suit." On August 31, 2020, the Washington District Court granted the parties' motion for preliminary approval. On December 14, 2020, plaintiffs filed a motion for final approval of class action settlement agreement. The Washington District Court entered an order granting final approval of class action settlement on February 11, 2021. The Company’s settlement contribution will be made by March 26, 2021.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the Kentucky Horse Racing Commission (the "KHRC" and together with the Kentucky racetracks, the "Joint Petitioners") sought a declaration from the Franklin Circuit Court (the "Court") that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines ("HRMs") pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. (the "Family Foundation") intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Court to determine whether operation of HRMs that were licensed during the pendency of the litigation constitute pari-mutuel wagering. The Court held a trial during the week of January 8, 2018 to determine whether the games from one of the HRM manufacturers (Encore/Exacta) are pari-mutuel, and the Court set a post-trial briefing schedule for the parties. The Court ordered, on August 24, 2017, that this pending litigation directly involves only the HRMs presently in use and any future HRMs proposed by the Company would not be included in the pending case. On October 24, 2018, the Court ruled that the HRMs in question (Encore/Exacta) are a pari-mutuel system of wagering legally permitted under Kentucky law. In November 2018, the Family Foundation filed a notice of appeal and subsequently filed a motion to transfer the appeal directly to the Kentucky Supreme Court, which was granted in June 2019. On September 24, 2020, the Kentucky Supreme Court issued an opinion reversing the Court’s opinion. On November 9, 2020, the KHRC and certain other defendants filed petitions for rehearing which was rejected by the Court. On February 3, 2021, the Court set a schedule whereby the parties shall submit proposed judgments for the Court’s consideration on or before February 24, 2021, and the parties may then submit responses to the opposing proposed judgments on or before March 5, 2021 before the Court takes the matter under submission and enters a judgment. The Company does not use the Exacta system in any of its historical racing machine facilities in Kentucky. On February 22, 2021, the Governor of the Commonwealth of Kentucky signed into law Senate Bill 120 which creates a statutory definition of pari-mutuel wagering that includes historical horse racing approved by the KHRC and addresses the Supreme Court of Kentucky's opinion. We do not believe that any further rulings in this case will impact our ability to operate HRM facilities in Kentucky.
Lassiter v. Kentucky Downs, LLC, et al.
On December 18, 2020, Robert and Patricia Lassiter filed a complaint against Kentucky Downs, LLC, Keeneland Association, Inc., Turfway Park, LLC, Players Bluegrass Downs, LLC, Appalachian Racing, LLC, Ellis Park Race Course, Inc., The Lexington Trots Breeders Association, Inc., and Churchill Downs Incorporated (“Defendants”). Plaintiffs allege that Defendants’ HRMs constitute illegal gambling and assert that they can recover for their losses and the losses of all patrons at those facilities with HRMs over a five-year period under Kentucky Revised Statutes 372.010. After an initial extension of the deadline to respond agreed to by the parties, the Jefferson County Circuit Court granted a further extension through March 31, 2021. The Company intends to defend this matter vigorously and believes that there are meritorious legal and factual defenses against the plaintiffs' allegations and requests for relief.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the EPA regarding alleged CAFO non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final agreement and regulatory and court approval. On September 29, 2020, the EPA filed a complaint and proposed consent decree, which was agreed to by both parties. Comments were due by January 11, 2021. If approved, the agreement will include a $2.8 million penalty, which has been accrued and is included in selling, general and administrative expense in our accompanying consolidated statement of comprehensive (loss) income for the year ended December 31, 2019, and accrued expense and other current liabilities in our accompanying consolidated balance sheets at December 31, 2020 and 2019. The consent decree would also require corrective measures to ensure compliance with applicable federal laws and regulations.
Louisiana Horsemen's Purses Class Action Suit
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
The parties had previously attempted to mediate the matter in October 2018 but were unsuccessful. Thereafter, the parties resumed informal settlement discussions, and, as a result, the Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. If there are opt-out claims in excess of $50,000, the settlement will be voided, unless the parties agree to stipulate otherwise. The settlement agreement is subject to certain conditions, including court approval. After the parties entered into the settlement, legal counsel for six objecting plaintiffs filed an amended petition with the District Court. After a hearing on July 20, 2020, the District Court dismissed the amended petition. The objecting plaintiffs filed a notice of their intention to seek a writ with the Louisiana Court of Appeals for the Fourth Circuit related to the dismissal of the amended petition, which was denied. The fairness hearing with the District Court relating to the terms of the settlement agreement occurred on October 7, 2020, and November 17, 2020, and the parties have submitted post-trial briefing and proposed final judgments. Objecting plaintiffs have filed a notice of appeal of the February 2020 Order appointing class counsel certifying a class for settlement purposes. On January 28, 2021, the District Court issued a Final Order and Judgement approving the settlement. The objector’s appellant brief in support of their appeal of the February 2020 preliminary approval was filed on February 9, 2021, and the Fair Grounds Defendants’ brief is due on March 1, 2021. The objectors have until April 9, 2021, to file a notice of appeal of the January 28, 2021 Final Order and Judgment.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 10, 2021, there were approximately 2,420 shareholders of record.
Dividends
Since joining The Nasdaq Global Select Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $0.622 in December 2020, which was paid in January 2021, and we declared a dividend of $0.581 in December 2019, which was paid in January 2020.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
10/1/2020-10/31/2020	—	$—	—	$147.1
11/1/2020-11/30/2020	—	$—	—	147.1
12/1/2020-12/31/2020	17,852	$194.79	—	147.1
Total	17,852	$194.79	—
(1)On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million inclusive of any remaining authorization under the prior program. The repurchase program has $147.1 million of repurchase authorization remaining that can be used to repurchase shares under plans or programs. The repurchase program has no time limit and may be suspended or discontinued at any time.
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

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Churchill Downs Incorporated	$100.00	$107.25	$166.96	$176.08	$298.43	$425.14
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
S&P Midcap 400 Index	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

ITEM 6.SELECTED FINANCIAL DATA

	Years Ended December 31,
(In millions, except per common share data)	2020(a)(f)	2019(b)(f)(g)	2018(c)(f)(g)	2017(d)(f)(g)	2016(e)(f)(g)
Operations:
Net revenue	$1,054.0	$1,329.7	$1,009.0	$882.6	$822.4
Operating income	60.2	215.7	188.8	145.7	172.5

Income from continuing operations, net of tax	13.3	139.6	182.6	122.4	96.7
(Loss) income from discontinued operations, net of tax	(95.4)	(2.4)	170.2	18.1	11.4
Net (loss) income attributable to Churchill Downs Incorporated	(81.9)	137.5	352.8	140.5	108.1

Net income from continuing operations per common share:
Basic	$0.34	$3.49	$4.42	$2.59	$1.94
Diluted	$0.33	$3.44	$4.39	$2.55	$1.92

Balance sheet data at period end:
Total assets	$2,686.4	$2,551.0	$1,725.2	$2,359.4	$2,254.4
Total debt, net	1,622.3	1,473.9	884.3	1,129.2	921.7
Total liabilities	2,319.3	2,040.0	1,251.9	1,719.1	1,569.4
Shareholders’ equity	367.1	511.0	473.3	640.3	685.0
Shareholders’ equity per common share	$9.27	$12.80	$11.72	$13.85	$13.85

Other data:
Cash flows from operating activities	$141.9	$289.6	$197.8	$215.1	$231.4
Capital maintenance expenditures	23.0	48.3	29.6	33.3	30.9
Capital project expenditures	211.2	82.9	119.8	83.6	23.8
Dividends declared per common share	$0.622	$0.581	$0.543	$0.507	$0.440
Cash dividends paid	$23.4	$22.2	$23.7	$21.5	$19.1
Common stock repurchases	$27.9	$93.0	$532.0	$179.5	$27.6
The selected financial data presented above is subject to the following information:
(a)2020 reflects the impact of the closure of certain properties for different portions of the year as a result of the COVID-19 global pandemic had on the Company's operations. 2020 also includes a $17.5 million impairment of intangible assets.
(b)2019 includes:
–the results from the dates of acquisition through December 31, 2019 for Presque Isle, Lady Luck Nemacolin, Turfway Park, and the equity investment in Rivers Des Plaines, and
–$10.0 million accelerated amortization of the purchase and sale rights related to the Turfway Park Acquisition.
(c)2018 includes the $54.9 million pre-tax gain on the Ocean Downs/Saratoga Transaction and the consolidated results of Ocean Downs after August 31, 2018.
(d)2017 includes a $21.7 million impairment of tangible and intangible assets and a $20.7 million loss on extinguishment of debt. 2017 also includes a $57.7 million income tax benefit resulting primarily from the re-measurement of our net deferred tax liabilities as a result of the Tax Cuts and Jobs Acts ("Tax Act").
(e)2016 includes a $23.7 million gain on Calder land sale.
(f)Big Fish Games is accounted for as discontinued operations from the date of acquisition on December 16, 2014 through December 31, 2020 as a result of the Big Fish Transaction.
(g)All per share amounts presented were retroactively adjusted to reflect the Stock Split for shareholders of record on January 11, 2019 and with an effective date of January 25, 2019. CHDN stock began trading at the split adjusted price on January 28, 2019.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data. The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2020 as compared to 2019. Discussion regarding our financial condition and results of operations for 2019 as compared to 2018 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
Our Business
The Company is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have seven retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
For financial reporting purposes, we aggregate our operating segments into three reportable segments as follows: Churchill Downs, Online Wagering and Gaming. Our operating segments reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. For additional information, refer to Note 21 to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Impact of the COVID-19 Global Pandemic
For a discussion of the impact of the COVID-19 global pandemic on our Company, refer to "Impact of the COVID-19 Global Pandemic", in Part I. Item 1. Business section. Below is a summary of the temporary closures and the current status and restrictions of each property:
Churchill Downs
•Churchill Downs Racetrack conducted 65 live racing days during 2020, including 41 spectator-free days in the second and third quarters of 2020, including the 146th Kentucky Oaks and Derby on September 4-5, 2020. Churchill Downs Racetrack suspended simulcast operations on March 15, 2020 and reopened on October 1, 2020.
•Derby City Gaming temporarily suspended operations on March 15, 2020 and reopened on June 8, 2020. Derby City Gaming is currently restricted to 33% of patron capacity.
Gaming
Wholly-Owned Properties
•Calder Casino and Racing ("Calder") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Operations were temporarily suspended again on July 2, 2020 and reopened on August 31, 2020. Calder currently has a temporary ban on food and beverage on the gaming floor and has certain operating hour restrictions.
•Fair Grounds Slots, Fair Grounds Race Course and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"):
◦Fair Grounds Slots temporarily suspended operations on March 16, 2020 and reopened on June 13, 2020, and is currently restricted to 50% of patron capacity;
◦Fair Grounds Race Course conducted 73 live racing days during 2020, including 28 spectator-free days from March 13, 2020 through December 31, 2020; and
◦VSI temporarily suspended operations on March 16, 2020 and reopened on May 18, 2020, and is currently restricted to 50% of patron capacity.
•Harlow's Casino Resort and Spa ("Harlow's") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Harlow’s is currently restricted to 50% of patron capacity.
•Ocean Downs Casino and Racetrack ("Ocean Downs") temporarily suspended operations on March 15, 2020 and reopened on June 19, 2020. Ocean Downs is currently restricted to 50% of patron capacity.
•Oxford Casino and Hotel ("Oxford") temporarily suspended operations on March 16, 2020 and reopened on July 9, 2020. Oxford has certain operating hour restrictions and is currently restricted to 200 persons on the gaming floor.

•Presque Isle Downs and Casino ("Presque Isle") temporarily suspended operations on March 16, 2020 and reopened on June 26, 2020. Operations were temporarily suspended again on December 12, 2020 and reopened on January 4, 2021. Presque Isle currently has a temporary ban on alcohol and smoking on the gaming floor and is currently restricted to 50% of patron capacity.
•Riverwalk Casino Hotel ("Riverwalk") temporarily suspended operations on March 16, 2020 and reopened on May 21, 2020. Riverwalk is currently restricted to 50% of patron capacity.
Managed Properties
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") temporarily suspended operations on March 16, 2020 and reopened on June 12, 2020. Operations were temporarily suspended again on December 12, 2020 and reopened on January 4, 2021. Lady Luck Nemacolin currently has a temporary ban on alcohol and smoking on the gaming floor and is currently restricted to 50% of patron capacity.
Equity Investments
•Rivers Casino Des Plaines ("Rivers Des Plaines") temporarily suspended operations on March 15, 2020 and reopened on July 1, 2020. Operations were temporarily suspended on November 20, 2020 and remained suspended as of December 31, 2020. Rivers Des Plaines reopened on January 19, 2021. Rivers Des Plaines currently has certain operating hour restrictions and temporary bans on food and beverage within the facility and is restricted to 50% of patron capacity.
•Miami Valley Gaming and Racing ("MVG") temporarily suspended operations on March 14, 2020 and reopened on June 19, 2020. MVG is currently restricted to 63% of patron capacity.
All Other
•Arlington International Racecourse ("Arlington") temporarily suspended operations of the Company's off-track betting facilities ("OTBs") and simulcast operations on March 16, 2020. Four OTBs reopened on June 5, 2020 and the remaining OTBs reopened on various dates in July 2020. Arlington conducted 18 spectator-free live racing days and 12 live racing days with patron restrictions of 300 persons during 2020.
•Turfway Park conducted nine live racing days in March 2020 and five of these live racing days were run spectator-free. Live racing was canceled for the remaining three scheduled racing days in March 2020. Turfway Park also ran 13 live racing dates in December 2020.
On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at the Company's wholly-owned and managed gaming properties and certain racing operations. As the Company has reopened these properties, certain employees have returned to work while others remain on temporary furlough due to the capacity restrictions at these properties. The Company provided health, dental, vision and life insurance benefits to furloughed employees through July 31, 2020 and during the subsequent property closure periods.
The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount. Salaries for non-furloughed employees resumed at the annual base salary beginning with the start of the employee's first full pay period after July 31, 2020.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. The Company qualified for the tax credit and received additional tax credits for qualified wages, and the Company recorded a $2.7 million benefit related to the CARES Employee Retention Credit in operating expense in the accompanying consolidated statement of comprehensive (loss) income for the year ended December 31, 2020. The CARES Act also provides for deferred payment of the employer portion of social security taxes through December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Approximately $5.3 million of deferred payments are recorded as liabilities within accrued expense and other current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2020.
Financial Status and Outlook
The Company reduced planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and prioritized capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
Refer to "Credit Facilities and Indebtedness" section within this section for additional detail of the Company's borrowings and repayments under our Credit Facility during 2020.

On April 28, 2020, the Company entered into a Second Amendment to the Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers the Company's quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period. While the Second Amendment is in effect, the Company agreed to limit Restricted Payments to $26.0 million.
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period, as defined in the Second Amendment, from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of The Duchossois Group, Inc. The Company repurchased the shares using available cash and borrowings under the Company's Revolver.
We continue to assess the situation at our properties and operations on a daily basis; however, we are unable to determine when the current restrictions in place for our properties will be removed.
Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash to fund our business operations, meet all of our financial commitments, and invest in our prioritized key growth capital projects for well beyond the next twelve months.
Kater and Thimmegowda Settlement
Refer to Part I, Item 3, Legal Proceedings, of this Report for discussion of the settlement agreement with respect to the Kater Litigation and Thimmegowda Litigation the Company entered into during 2020.
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
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition and disposition related charges, including fair value adjustments related to earnouts and deferred payments,
–Calder racing exit costs, and
–Other transaction expense, including legal, accounting and other deal-related expense.
•Stock-based compensation expense,
•Midwest Gaming's impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps, and
–Recapitalization and transaction costs.
•Asset impairments,

•Gain on Ocean Downs/Saratoga Transaction,
•Loss on extinguishment of debt,
•Legal reserves,
•Pre-opening expense, and
•Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the consolidated statements of comprehensive (loss) income. See the Reconciliation of Comprehensive (Loss) Income to Adjusted EBITDA included in this section for additional information.
Business Highlights
In 2020, our executive management, leaders, and team members of our Company faced leadership challenges that were unprecedented as a result of the COVID-19 global pandemic.
The Company reacted quickly to significant threats to the Company's long-term financial health by taking the following actions:
•Property closures and re-openings:
–Implemented immediate employee, customer, and regulatory communications, safety and health protocols, return to work protocols, work-from-home practices and other facility actions to protect our team members, our customers, our communities, and our Company’s assets when governmental authorities ordered the closure and subsequent reopening of nearly all of our properties.
–Furloughed nearly all of our employees at the closed properties during the closure periods and implemented graduated salary reductions based on the level of pay for executive management and all salaried professionals who were not furloughed.
–Executed immediate operational cost reduction actions to offset the loss of revenue.
–Immediately prioritized maintenance and project capital and stopped all non-priority capital projects.
•Negotiated a waiver of our financial covenants for our Credit Agreement while retaining the ability to grow organically, make acquisitions, and pay dividends.
•Made the difficult decision – but one that our investors have applauded as the right decision - to run the Kentucky Oaks and Derby without spectators to protect the long-term value of this iconic asset.
•Consistently communicated with equity and debt investors and rating agencies on an ongoing basis regarding the status of the Company’s operations, financial health, and long-term strategy to provide reassurance on the long-term financial health and strategic direction of the Company.
Churchill Downs Segment:
•Churchill Downs Racetrack:
–The Governor of the Commonwealth of Kentucky had banned horse racing and other activities for the first Saturday in May. We negotiated a new date and time frame with NBC on the first weekend in September 2020 and modified our safety protocols to conduct the 146th running of the Kentucky Derby.
–The Kentucky Oaks and Derby were held on September 4th and 5th without spectators in a challenging environment and delivered positive Adjusted EBITDA despite the loss of ticket revenue, fewer sponsorships, and lower wagering during Derby Week.
–Our team members implemented extensive COVID-19 testing and processes and procedures to hold a shortened Spring Meet with no spectators and the September Meet and Fall Meet with restrictions on patron capacity.
–The state-of-the-art equine medical center and quarantine barns on the backside area of our track were completed in April 2020 which reinforces our ongoing commitment to equine and jockey safety and supports our long-term international growth strategy. We also implemented other equine safety initiatives led by our on-staff veterinarian including entry restrictions, medication restrictions, and other actions to improve the safety of the equine athletes and jockeys and supported federal legislation that was resulted in the Horseracing Integrity and Safety Act being signed into law on December 28, 2020.

•Derby City Gaming:
–Derby City Gaming delivered record Adjusted EBITDA in 2020 despite a temporary closure from March 15, 2020 to June 8, 2020 as a result of the COVID-19 global pandemic.
–We added a second patio to the facility that allows for smoking and provided an additional 8,000 square-feet of gaming space and 225 HRMs.
–Our team members developed partnerships with Scientific Games, IGT, and Konami to add their leading game titles on the HRMs at our Derby City Gaming, Oak Grove, Newport, and future HRM facilities.
Online Wagering Segment:
•TwinSpires Horse Racing:
–Handle grew from $1.46 billion to $1.98 billion, up $521.0 million, or 35.8%, over 2019. Industry handle decreased 1.0%.
–Net revenue grew from $291.0 million to $405.0 million, up $114.0 million, or 39.2%, over 2019.
–The business delivered record Adjusted EBITDA of $126.8 million, up $48.4 million, or 61.7%, over 2019.
•TwinSpires Sports and Casino:
–We signed multi-year agreements with GAN Limited and Kambi Group PLC to provide player account management, casino platform, sports trading, and risk management services. We also announced the transition from the BetAmerica brand to the TwinSpires brand.
–We opened a retail sportsbook at Bronco Billy's Casino in Cripple Creek, Colorado and at Island Resort & Casino in Harris, Michigan. We have also launched our sportsbook and casino app in Michigan.
Gaming
•The Gaming Segment delivered $176.7 million of Adjusted EBITDA, a decrease of $104.2 million, 37.1% from 2019 despite multiple property closures and ongoing patron capacity restrictions as a result of the COVID-19 global pandemic.
•The team delivered wholly-owned casino margins of 36.6% in the second half of 2020, up 690 basis points from 2019 excluding properties that were closed during part of the second half of 2020.
•Our leaders and team members developed and implemented changes to our amenities, modified our gaming floors, enhanced our cleaning and safety protocols, provided safety equipment and protective gear to our team members, and conducted extensive training to enable our properties to safely reopen with patron capacity restrictions.
All Other
•Oak Grove - We opened a simulcast and HRM facility in Oak Grove, Kentucky with approximately 1,325 HRMs, a 128-room hotel, an event center, and food and beverage venues. The 1,200-person grandstand, 3,000-person capacity outdoor amphitheater and stage, a state-of-the-art equestrian center, and a recreational vehicle park will open in early 2021.
•Newport Racing and Gaming - We opened a pari-mutuel simulcast area, a 17,000 square foot gaming floor with approximately 500 HRMs, and a feature bar in Newport, Kentucky, as an extension of Turfway Park.
•We entered into an agreement in principle to settle the Kater Litigation and Thimmegowda Litigation where the Company will pay $124.0 million pre-tax of the settlement and Aristocrat will pay $31.0 million pre-tax. Aristocrat released the Company of any and all indemnification obligations related to Big Fish Games.
•On March 16, 2020, we entered into the First Amendment to our Credit Agreement which extended the maturity of the Company’s Revolver, lowers the pricing schedule for all levels of the pricing grid, and reduces the commitment fee.
•We entered into a Second Amendment to our Credit Agreement to provide financial covenant relief through the financial reporting date for second quarter 2021 and limited restricted payments to $26.0 million for this period.
•We formed a Diversity Council and conducted Diversity and Inclusion training for leaders and full-time team members in our Company.
•The Company’s total shareholder return was 43% for 2020 compared to 20% for the Russell 2000 and 18% for the S&P 500. The Company’s five-year total shareholder return for 2020 was 325% compared to 86% for the Russell 2000 and 103% for the S&P 500. The preceding shareholder return calculations assume dividends are reinvested.

We are committed to delivering strong financial results and long-term sustainable growth. We have strong cash flow and a solid balance sheet that supports organic growth as well as potential strategic acquisitions that we believe will create long-term value for our shareholders.
Our Operations
We manage our operations through three reportable segments: Churchill Downs, Online Wagering, and Gaming.
Refer to Part I, Item 1. Business, of this Annual Report on Form 10-K for more information on our segments and a description of our competition and government regulations and potential legislative changes that affect our business.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net (loss) income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,		Change
(in millions)	2020	2019
Net revenue	$1,054.0	$1,329.7	$(275.7)
Operating income	60.2	215.7	(155.5)
Operating income margin	5.7%	16.2%
Net income from continuing operations	13.3	139.6	(126.3)
Net (loss) income attributable to Churchill Downs Incorporated	(81.9)	137.5	(219.4)
Adjusted EBITDA	286.5	451.4	(164.9)
Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019
•Net revenue decreased $275.7 million driven by a $251.0 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties; a $131.4 million decrease from Churchill Downs primarily due to running the 146th Kentucky Oaks and Derby without spectators; and a $11.1 million decrease from All Other primarily due to the temporary suspension of operations at Arlington partially offset by the opening of Oak Grove in September 2020. Partially offsetting these decreases was a $117.8 million increase from Online Wagering due to an increase in handle from higher net revenue per active player and an increase in active players for our TwinSpires Horse Racing business.
•Operating income decreased $155.5 million due to a $109.5 million decrease from Churchill Downs primarily due to running the 146th Kentucky Oaks and Derby without spectators; a $83.3 million decrease from Gaming due to the temporary suspension of operations of all of our Gaming properties; a $17.5 million non-cash impairment of the Presque Isle gaming rights and trademark intangible assets; and a $7.0 million decrease from All Other primarily due to the temporary suspension of operations at Arlington partially offset by the opening of Oak Grove in September 2020. Partially offsetting these decreases were a $50.3 million increase from Online Wagering due to an increase in handle and net revenue per active player at TwinSpires; a $7.2 million decrease in selling, general and administrative expense primarily from a reduction in salaries and associated benefits; and a $4.3 million decrease in transaction expense, net.
•Net income from continuing operations decreased $126.3 million. The following items impacted comparability of the Company's net income from continuing operations for the year ended December 31, 2020 compared to the prior year: $14.4 million of after-tax expenses incurred in 2019 that did not recur in 2020, including the impact of the accelerated amortization of the purchase and sale agreement rights related to the Turfway Park Acquisition, Midwest Gaming's recapitalization and transaction costs, and legal reserves; a $13.3 million tax benefit related to our net operating loss in the current year that the Company intends to offset prior year taxes as a result of the CARES Act; and a $6.4 million non-cash tax decrease related to the re-measurement of our net deferred tax liabilities based on impact of revenue related to states with higher tax rates. Partially offsetting these decreases was a $12.0 million non-cash after-tax impact related to our impairment of the Presque Isle intangible assets; a $1.7 million after-tax increase in expenses related to higher transaction, pre-opening and other expenses; and a $0.2 million increase from other sources. Excluding these items, net income from continuing operations decreased $146.5 million primarily due to a $141.0 million after-tax decrease driven by the results of our operations and equity income from our unconsolidated affiliates and a $5.5 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Our net income attributable to Churchill Downs Incorporated decreased $219.4 million due to a $126.3 million decrease in net income from continuing operations discussed above, a $93.0 million decrease in net loss from discontinued operations, and a $0.1 million decrease in net loss attributable to noncontrolling interest. During the second quarter of 2020, we settled the Kater and Thimmegowda litigations for $124.0 million pre-tax ($95.0 million after-tax) which increased our net loss from discontinued operations compared to the prior year period.
•Our Adjusted EBITDA decreased $164.9 million driven by a $104.2 million decrease from Gaming due to the temporary suspension of all Gaming property operations; a $99.4 million decrease from Churchill Downs primarily due to running the 146th Kentucky Oaks and Derby without spectators; and a $4.3 million decrease from All Other primarily due to the temporary suspension of operations at Arlington. Partially offsetting these decreases was a $43.0 million increase from Online Wagering due to an increase in handle from higher net revenue per active player and an increase in active players for our TwinSpires Horse Racing business.
Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Years Ended December 31,		Change
(in millions)	2020	2019
Churchill Downs:
Churchill Downs Racetrack	$81.0	$202.8	$(121.8)
Derby City Gaming	79.5	86.6	(7.1)
Total Churchill Downs	160.5	289.4	(128.9)
Online Wagering:
TwinSpires Horse Racing	405.0	291.0	114.0
TwinSpires Sports and Casino	4.9	0.6	4.3
Total Online Wagering	409.9	291.6	118.3
Gaming:
Presque Isle	75.4	139.0	(63.6)
Fair Grounds Slots and VSI	99.8	124.8	(25.0)
Oxford	44.9	101.7	(56.8)
Calder	51.9	99.9	(48.0)
Ocean Downs	60.3	85.9	(25.6)
Riverwalk	49.1	58.9	(9.8)
Harlow's	41.8	55.3	(13.5)
Lady Luck Nemacolin	20.7	29.3	(8.6)
Total Gaming	443.9	694.8	(250.9)
All Other	74.7	84.2	(9.5)
Eliminations	(35.0)	(30.3)	(4.7)
Net Revenue	$1,054.0	$1,329.7	$(275.7)
Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019
•Churchill Downs revenue decreased $128.9 million primarily due to a $121.8 million decrease from Churchill Downs Racetrack from the loss of ticket revenue, fewer sponsorships, and lower wagering during Derby Week as a result of running of 146th Kentucky Oaks and Derby without spectators in a challenging environment, and a $7.1 million decrease at Derby City Gaming due to the temporary suspension of operations.
•Online Wagering revenue increased $118.3 million from the prior year primarily due to a $114.0 million increase at TwinSpires Horse Racing. Although horse racing content for wagering decreased, TwinSpires Horse Racing handle grew $521.0 million, or 35.8%, compared to prior year, as our customers wagered more on the content that was available. Our TwinSpires Sports and Casino net revenues increased $4.3 million compared to prior year primarily due to the launch of the casino platform in Pennsylvania and Indiana in late December 2019.
•Gaming revenue decreased $250.9 million primarily due to the temporary suspension of operations at all of our Gaming properties that reduced the net revenue generated at these properties.
•All Other revenue decreased $9.5 million primarily due to a $30.8 million decrease as a result of the temporary suspension of operations and loss of racing days at Arlington and a $4.2 million decrease as a result of the temporary suspension of operations at the majority of United Tote customer locations. Partially offsetting these decreases were a $16.6 million increase at Oak Grove due to the opening of the HRM facility in September 2020 and the hotel in October 2020, a $5.8 million increase primarily from the increase in Turfway Park handle, and a $3.1 million increase at Newport due to the opening in October 2020.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,		Change
(in millions)	2020	2019

Taxes and purses	$268.3	$369.7	$(101.4)
Content expense	180.7	139.6	41.1
Salaries and benefits	140.5	171.2	(30.7)
Selling, general and administrative expense	114.8	122.0	(7.2)
Depreciation and amortization	92.9	96.4	(3.5)
Marketing and advertising expense	31.4	41.8	(10.4)
Impairment expense	17.5	—	17.5
Transaction expense, net	1.0	5.3	(4.3)
Other operating expense	146.7	168.0	(21.3)
Total expense	$993.8	$1,114.0	$(120.2)
Percent of revenue	94%	84%
Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses decreased $101.4 million driven by the temporary suspension of all operations at our Gaming properties and the related decrease in net revenue and a decrease in purses related to the reduction of horse races from the temporary closures of our facilities, partially offset by an increase in taxes and purses driven by the opening of Oak Grove in September 2020 and Newport in October 2020.
•Content expense increased $41.1 million primarily due to an increase in certain host fees and source market fees for TwinSpires as a result of the increase in handle.
•Salaries and benefits expense decreased $30.7 million driven primarily by temporary furloughing certain employees and temporarily reducing salaries for all remaining non-furloughed salaried employees through the end of July 2020, partially offset by increased expenses due to the opening of Oak Grove in September 2020 and Newport in October 2020.
•Selling, general and administrative expense decreased $7.2 million primarily from a temporary reduction in salaries and associated benefits and a decrease in accrued bonuses compared to prior year.
•Depreciation and amortization expense decreased $3.5 million primarily driven by the amortization of the assignment of the purchase and sale agreement rights associated with the Turfway Park Acquisition that occurred in 2019 and did not recur in 2020, partially offset by capital projects placed into service for Churchill Downs Racetrack and Derby City Gaming, and Turfway Park.
•Marketing and advertising expense decreased $10.4 million primarily due to the temporary suspension of operations at our brick-and-mortar properties, partially offset by an increase in marketing and advertising spend for TwinSpires Horse Racing and our TwinSpires Sports and Casino business in the Online Wagering segment.
•Impairment of intangible assets increased $17.5 million driven by a $15.0 million non-cash impairment charge related to Presque Isle's gaming rights and a $2.5 million non-cash impairment charge related to Presque Isle's trademark.
•Transaction expense, net was nominal for the year ended December 31, 2020. For the year ended December 31, 2019, transaction expense, net was related to the acquisitions of Presque Isle and Lady Luck Nemacolin.
•Other operating expense includes maintenance, utilities, food and beverage costs, property taxes and insurance and other operating expenses. Other operating expense decreased $21.3 million primarily driven by the temporary suspension of operations at our brick-and-mortar properties, partially offset by the operating expenses related to

Turfway Park and from the opening of Oak Grove in September 2020 and Newport Racing and Gaming in October 2020.
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

	Year Ended December 31,		Change
(in millions)	2020	2019
Churchill Downs	$38.3	$137.7	$(99.4)
Online Wagering	109.3	66.3	43.0
Gaming	176.7	280.9	(104.2)
Total segment Adjusted EBITDA	324.3	484.9	(160.6)
All Other	(37.8)	(33.5)	(4.3)
Total Adjusted EBITDA	$286.5	$451.4	$(164.9)
Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019
•Churchill Downs Adjusted EBITDA decreased $99.4 million due to a $101.0 million decrease at Churchill Downs Racetrack primarily due to the decrease in net revenue as a result of running the 146th Kentucky Oaks and Derby without spectators, partially offset by a $1.6 million increase from Derby City Gaming due to increased operating efficiencies which more than offset the impact of the temporary closure of the property and ongoing capacity restrictions.
•Online Wagering Adjusted EBITDA increased $43.0 million primarily due to a $48.4 million increase driven by an increase in TwinSpires Horse Racing handle, partially offset by a $5.4 million decrease from a higher level of marketing spend and increased costs associated with the continued build-out of the TwinSpires Sports and Casino business.
•Gaming Adjusted EBITDA decreased $104.2 million driven by an $82.9 million decrease at our wholly-owned Gaming properties and a $21.3 million decrease from our equity investments, both of which were due to decreases in net revenue as a result of the temporary suspension of operations during 2020.
•All Other Adjusted EBITDA decreased $4.3 million primarily due to a $7.3 million decrease from lower revenue from Arlington and United Tote, a $1.6 million decrease from higher expenses at Turfway Park as a result of a full year of operations in 2020, and a $0.5 million decrease from other sources. Partially offsetting these decreases was a $5.1 million increase from the opening of Oak Grove in September 2020.

Reconciliation of Comprehensive (Loss) Income to Adjusted EBITDA

	Years Ended December 31,		Change
(in millions)	2020	2019
Net (loss) income attributable to Churchill Downs Incorporated	$(81.9)	$137.5	$(219.4)
Net loss attributable to noncontrolling interest	0.2	0.3	(0.1)
Net (loss) income before noncontrolling interest	(82.1)	137.2	(219.3)
Loss from discontinued operations, net of tax	95.4	2.4	93.0
Income from continuing operations, net of tax	13.3	139.6	(126.3)
Additions:
Depreciation and amortization	92.9	96.4	(3.5)
Interest expense	80.0	70.9	9.1
Income tax (benefit) provision	(5.3)	56.8	(62.1)
EBITDA	$180.9	$363.7	$(182.8)

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$23.7	$23.8	$(0.1)
Legal reserves	—	3.6	(3.6)
Other, net	0.8	0.4	0.4
Pre-opening expense	11.2	5.1	6.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	38.5	32.6	5.9
Changes in fair value of Midwest Gaming's interest rate swaps	12.9	12.4	0.5
Midwest Gaming's recapitalization and transactions costs	—	4.7	(4.7)
Other charges and recoveries, net	—	(0.2)	0.2
Transaction expense, net	1.0	5.3	(4.3)
Impairment of tangible and other intangible assets	17.5	—	17.5
Total adjustments to EBITDA	105.6	87.7	17.9
Adjusted EBITDA	$286.5	$451.4	$(164.9)

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
(in millions)	2020	2019
Total assets	$2,686.4	$2,551.0	$135.4
Total liabilities	2,319.3	2,040.0	279.3
Total shareholders’ equity	367.1	511.0	(143.9)
•Total assets increased $135.4 million driven by a $144.8 million increase in property and equipment, net, due to the construction of Oak Grove and Newport; a $34.9 million increase in income taxes receivable as a result of our current year income tax benefit; and a $3.7 million increase in all other assets. Partially offsetting these increases was a $28.8 million decrease in cash and cash equivalents primarily driven by our project capital expenditures related to Oak Grove and Newport; and a $19.2 million decrease in other intangibles primarily due the impairment of Presque Isle gaming rights and trademark.
•Total liabilities increased $279.3 million driven by a $146.5 million increase in long-term debt, non-current, primarily driven by borrowings from our senior secured revolving credit facility; a $124.0 million increase in current liabilities of discontinued operations due to the settlement of Kater and Thimmegowda litigations; and a $12.9 million increase in accounts payable primarily driven by timing. Partially offsetting these increases was a $4.1 million decrease in all other liabilities.
•Total shareholders’ equity decreased $143.9 million driven by a $81.9 million current year net loss attributable to Churchill Downs Incorporated, $27.9 million in repurchases of common stock, $31.4 million in settlement of stock awards, $25.1 million from our annual dividend declared in December 2020, and a $1.3 million decrease in other equity components. Partially offsetting these decreases was a $23.7 million increase resulting from stock-based compensation.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,		Change
(in millions)	2020	2019
Cash Flows from:
Operating activities	$141.9	$289.6	$(147.7)
Investing activities	(239.4)	(781.2)	541.8
Financing activities	76.0	460.8	(384.8)
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
Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019
•Cash provided by operating activities decreased $147.7 million driven by a $138.0 million decrease in operating income related to continuing operations, net of the $17.5 million non-cash impairment of Presque Isle's intangible assets; a $17.9 million increase in cash interest paid; and a $13.7 million decrease from all other operating activities. Partially offsetting these decreases was a $21.9 million decrease in cash taxes paid. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash used in investing activities decreased $541.8 million driven by a $648.8 million decrease in cash used for our investment and acquisitions in 2019 related to the equity investment in Midwest Gaming, the Presque Isle Transaction, the Turfway Park Acquisition, and other investments in intangible assets, and a $25.3 million decrease in capital maintenance expenditures. Partially offsetting these decreases were a $128.3 million increase for capital project expenditures and a $4.0 million increase in funds used in other investing activities.
•Cash provided by financing activities decreased $384.8 million driven by a $450.3 million decrease in net borrowings under our long-term debt obligations primarily related to the issuance of our 2027 Senior Notes in 2019, partially offset by borrowings from our senior secured revolving credit facility during 2020, and a $19.8 million increase in cash paid to settle stock awards and pay taxes related to the settlement of stock awards. Partially offsetting these decreases was a $66.6 million decrease in share repurchases in 2020 and an $18.7 million decrease from other financing activities.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		Change
(in millions)	2020	2019
Term Loan B due 2024	$388.0	$392.0	$(4.0)
Revolver	149.7	—	149.7
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	500.0	500.0	—
Total Debt	1,637.7	1,492.0	145.7
Current maturities of long-term debt	4.0	4.0	—
Total debt, net of current maturities	1,633.7	1,488.0	145.7
Issuance cost and fees	(15.4)	(18.1)	2.7
Net debt	$1,618.3	$1,469.9	$148.4
Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") among the Company, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other financial institutions party thereto. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2022 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Amendment is secured by substantially all wholly-owned assets of the Company. The Company capitalized $1.6 million of debt issuance costs associated with the Revolver which is being amortized as interest expense over 5 years. The Company also capitalized $5.1 million of deferred financing costs associated with the Term Loan B portion of the Credit Agreement which is being amortized as interest expense over 7 years.
The interest rates applicable to the Company’s borrowings under the Credit Agreement are LIBOR-based plus a spread, as determined by the Company’s consolidated total net leverage ratio. The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended December 31, 2020, the Company's commitment fee rate was 0.30%.
The Company had an outstanding balance of $149.7 million and had $545.8 million available on the Revolver on December 31, 2020. The Company had $67.4 million of cash and cash equivalents on December 31, 2020. On March 16, 2020, we borrowed $675.4 million on the Revolver to provide the Company with additional financial flexibility. On December 31, 2020, we repaid $545.0 million of the borrowings on the Revolver.
On March 16, 2020, the Company entered into the First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment extended the maturity of the Company’s Revolver from December 27, 2022 to at least September 27, 2024, which is 91 days prior to the latest maturity date of the term loan facility on December 27, 2024. The First Amendment also lowered the upper limit of the applied spreads with respect to revolving loans from 2.25% to 1.75% and for commitment fees with respect thereto from 0.35% to 0.30% and provides a reduced pricing schedule for outstanding borrowings and commitment fees with respect to the Revolver across all other leverage pricing levels. The First Amendment did not alter the Company’s borrowing capacity. The Company capitalized $2.0 million of debt issuance costs associated with the First Amendment which are being amortized as interest expense over the remaining duration of the Revolver.
On April 28, 2020, the Company entered into a Second Amendment to the Credit Agreement, which (i) provides for a financial covenant relief period through the date on which the Company delivers the Company's quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.

During the Financial Covenant Relief Period, the Company will not be required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period. While the Second Amendment is in effect, the Company agreed to limit restricted payments to $26.0 million.
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period, as defined in the Second Amendment, from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of The Duchossois Group, Inc. The Company repurchased the shares using available cash and borrowings under the Company's Revolver.
Although the Company was not required to meet the Company's financial covenants under the Credit Agreement on December 31, 2020 (as a result of the Second Amendment), the Company was compliant with all applicable covenants on December 31, 2020.
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
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the 2028 Senior Notes and the Credit Agreement to repay the remaining outstanding amount of our $600.0 million 5.375% Senior Unsecured Notes that were scheduled to mature on December 15, 2021. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2028 Senior Notes.
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
Contractual Obligations
Our commitments to make future payments as of December 31, 2020, are estimated as follows:

(in millions)	2021	2022-2023	2024-2025	Thereafter	Total
Dividends	$24.9	$—	$—	$—	$24.9
Term Loan B	4.0	8.0	376.0	—	388.0
Interest on Term Loan B (1)	8.3	16.6	8.1	—	33.0
Revolver	—	—	149.7	—	149.7
Interest on Revolver (2)	2.8	5.7	2.8	—	11.3
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	500.0	500.0
Interest on 2027 Senior Notes	33.0	66.0	66.0	49.5	214.5
Interest on 2028 Senior Notes	23.8	47.5	47.5	59.4	178.2
Operating Leases	5.5	8.1	7.4	5.5	26.5
Minimum Guarantees (3)	9.0	19.0	19.0	13.2	60.2
Total	$111.3	$170.9	$676.5	$1,227.6	$2,186.3
(1)    Interest includes the estimated contractual payments under our Credit Facility assuming no change in the weighted average borrowing rate of 2.15%, which was the rate in place as of December 31, 2020.
(2)    Assumes no change in the weighted average borrowing rate of 1.90%, which was the rate in place as of December 31, 2020.
(3)    Includes the maximum estimated exposure where we are contractually obligated to make future minimum payments.
As of December 31, 2020, we had approximately $3.9 million of unrecognized tax benefits.
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
We use various valuation methods to determine initial fair value of our indefinite-lived intangible assets, including the Greenfield method and relief-from-royalty method of the income approach, all of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The use of these valuation methods requires us to make significant estimates and assumptions about future revenue and operating expenses, expected start-up costs, capital expenditures, royalty rate, and the discount rate. The fair values of gaming rights are generally determined using the Greenfield method, which is an income approach methodology that calculates the present value based on a projected cash flow stream. This method assumes that the gaming rights provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs of the acquired business, and the discount rate are the primary assumptions and estimates used in these valuations. The fair values of trademarks are generally determined using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the trademarks. The estimated future revenue, royalty rate, and the discount rate are the primary assumptions and estimates used in these valuations. The discount rates used to discount expected future cash flows to present value are generally derived from the weighted average cost of capital analysis and adjusted for the size and/or risk of the asset.
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
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than the reporting unit's carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If a quantitative impairment test of goodwill is required, we generally determine the fair value under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies. If a quantitative impairment test of our indefinite-lived intangible assets is required, we generally determine the fair value using the Greenfield method for gaming rights and relief-from-royalty method of the income approach for trademarks. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require significant judgments and estimates, and application of alternative assumptions could produce materially different results. Evaluations of possible impairment require us to estimate, among other factors, forecasts of future operating results, revenue growth, operating expense, tax rates, start-up costs, capital expenditures, depreciation, working capital, discount rates, long-term growth rates, risk premiums, royalty rates, terminal values, and fair values of our reporting units and assets. The impairment tests for goodwill and indefinite-lived intangible assets are subject to uncertainties arising from such events as changes in competitive conditions, the current economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions. If any of these factors were to materially change, such change may require a reevaluation of our goodwill and indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions could produce significantly different results.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On December 31, 2020, we had $537.6 million outstanding under our Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $3.8 million. LIBOR is anticipated to be phased out by the end of 2022. We are unable to predict the use of alternative reference rates and corresponding interest rate risk at this time.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
for the years ended December 31,

(in millions, except per common share data)	2020	2019	2018
Net revenue:
Churchill Downs	$142.8	$274.2	$195.8
Online Wagering	408.3	290.5	290.2
Gaming	441.4	692.4	449.5
All Other	61.5	72.6	73.5
Total net revenue	1,054.0	1,329.7	1,009.0
Operating expense:
Churchill Downs	141.9	163.8	116.3
Online Wagering	273.3	205.8	196.1
Gaming	360.4	528.1	331.0
All Other	84.9	89.0	75.9
Selling, general and administrative expense	114.8	122.0	90.6
Impairment of intangible assets	17.5	—	—
Transaction expense, net	1.0	5.3	10.3
Total operating expense	993.8	1,114.0	820.2
Operating income	60.2	215.7	188.8
Other income (expense):
Interest expense, net	(80.0)	(70.9)	(40.1)
Equity in income of unconsolidated investments	27.7	50.6	29.6
Gain on Ocean Downs/Saratoga transaction	—	—	54.9
Miscellaneous, net	0.1	1.0	0.7
Total other (expense) income	(52.2)	(19.3)	45.1
Income from continuing operations before provision for income taxes	8.0	196.4	233.9
Income tax benefit (provision)	5.3	(56.8)	(51.3)
Income from continuing operations, net of tax	13.3	139.6	182.6
(Loss) income from discontinued operations, net of tax	(95.4)	(2.4)	170.2
Net (loss) income	(82.1)	137.2	352.8
Net loss attributable to noncontrolling interest	(0.2)	(0.3)	—
Net (loss) income attributable to Churchill Downs Incorporated	$(81.9)	$137.5	$352.8

Net income (loss) per common share data - basic:
Continuing operations	$0.34	$3.49	$4.42
Discontinued operations	$(2.41)	$(0.06)	$4.12
Net (loss) income per common share - basic	$(2.07)	$3.43	$8.54

Net income (loss) per common share data - diluted:
Continuing operations	$0.33	$3.44	$4.39
Discontinued operations	$(2.41)	$(0.06)	$4.09
Net (loss) income per common share - diluted	$(2.08)	$3.38	$8.48

Weighted average shares outstanding:
Basic	39.6	40.1	41.3
Diluted	40.1	40.6	41.6

Other comprehensive income (loss):
Foreign currency translation, net of tax	$—	$—	$0.6
Change in pension benefits, net of tax	—	—	(0.2)
Other comprehensive income	—	—	0.4
Comprehensive (loss) income attributable to Churchill Downs Incorporated	$(81.9)	$137.5	$353.2
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$67.4	$96.2
Restricted cash	53.6	46.3
Accounts receivable, net of allowance for doubtful accounts of $4.9 in 2020 and $4.4 in 2019	36.5	37.3
Income taxes receivable	49.4	14.5
Other current assets	28.2	26.9
Total current assets	235.1	221.2
Property and equipment, net	1,082.1	937.3
Investment in and advances to unconsolidated affiliates	630.6	634.5
Goodwill	366.8	367.1
Other intangible assets, net	350.6	369.8
Other assets	21.2	21.1
Total assets	$2,686.4	$2,551.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70.7	$57.8
Accrued expenses and other current liabilities	167.8	173.4
Current deferred revenue	32.8	42.5
Current maturities of long-term debt	4.0	4.0
Dividends payable	24.9	23.5
Current liabilities of discontinued operations	124.0	—
Total current liabilities	424.2	301.2
Long-term debt (net of current maturities and loan origination fees of $3.2 in 2020 and $4.0 in 2019)	530.5	384.0
Notes payable (net of debt issuance costs of $12.2 in 2020 and $14.1 in 2019)	1,087.8	1,085.9
Non-current deferred revenue	17.1	16.7
Deferred income taxes	213.9	212.8
Other liabilities	45.8	39.4
Total liabilities	2,319.3	2,040.0
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 39.5 shares issued and outstanding in 2020 and 39.7 shares in 2019	18.2	—
Retained earnings	349.8	509.2
Accumulated other comprehensive loss	(0.9)	(0.9)
Total Churchill Downs Incorporated shareholders' equity	367.1	508.3
Noncontrolling interest	—	2.7
Total shareholders' equity	367.1	511.0
Total liabilities and shareholders' equity	$2,686.4	$2,551.0
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2020, 2019 and 2018

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2017	46.2	$7.3	$634.3	$(1.3)	$—	$640.3
Net income			352.8			352.8
Issuance of common stock	0.3	1.5				1.5
Repurchase of common stock	(6.1)	(29.9)	(504.0)			(533.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(15.6)			(15.6)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		21.1				21.1
Adoption of ASC 606			29.7			29.7
Cash dividends ($0.543 per share)			(23.0)			(23.0)
Foreign currency translation adjustment, net of $(0.1) tax				0.6		0.6
Change in pension benefits, net of $(0.1) tax				(0.2)		(0.2)
Balance, December 31, 2018	40.4	—	474.2	(0.9)	—	473.3
Net income			137.5		(0.3)	137.2
Contributions from noncontrolling interest					3.0	3.0
Issuance of common stock	0.2	1.9				1.9
Repurchase of common stock	(0.9)	(25.7)	(67.3)			(93.0)
Taxes paid related to net share settlement of stock awards	(0.1)		(11.5)			(11.5)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		23.8				23.8
Adoption of ASC 842			(0.3)			(0.3)
Cash dividends ($0.581 per share)			(23.4)			(23.4)
Balance, December 31, 2019	39.7	—	509.2	(0.9)	2.7	511.0
Net loss			(81.9)		(0.2)	(82.1)
Purchase of noncontrolling interest			(0.5)		(2.5)	(3.0)
Issuance of common stock	0.1	2.4				2.4
Repurchase of common stock	(0.2)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards	(0.1)	(3.6)	(15.1)			(18.7)
Stock-based compensation		23.7				23.7
Adoption of ASC 326			(0.5)			(0.5)
Cash dividends ($0.622 per share)			(25.1)			(25.1)
Balance, December 31, 2020	39.5	$18.2	$349.8	$(0.9)	$—	$367.1
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31,

(in millions)	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(82.1)	$137.2	$352.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	92.9	96.4	63.6
Equity in income of unconsolidated affiliates	(27.7)	(50.6)	(29.6)
Distributions from unconsolidated affiliates	30.7	38.1	19.8
Stock-based compensation	23.7	23.8	21.1
Deferred income taxes	1.1	31.5	36.5
Impairment of intangible assets	17.5	—	—
Amortization of operating lease assets	5.0	4.6	—
Gain on Ocean Downs/Saratoga transaction	—	—	(54.9)
Gain on sale of Big Fish Games	—	—	(219.5)
Other	4.5	2.8	(1.2)
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Income taxes	(34.3)	2.5	13.8
Deferred revenue	(8.3)	(9.3)	(10.3)
Current liabilities of discontinued operations	124.0	—	—
Other assets and liabilities	(5.1)	12.6	5.7
Net cash provided by operating activities	141.9	289.6	197.8
Cash flows from investing activities:
Capital maintenance expenditures	(23.0)	(48.3)	(29.6)
Capital project expenditures	(211.2)	(82.9)	(119.8)
Acquisition of businesses, net of cash acquired	—	(206.6)	13.1
Investments in and advances to unconsolidated affiliates	—	(410.1)	—
Acquisition of other intangible assets	—	(32.1)	—
Proceeds from sale of Big Fish Games	—	—	970.7
Other	(5.2)	(1.2)	(10.3)
Net cash (used in) provided by investing activities	(239.4)	(781.2)	824.1
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	726.1	1,236.3	135.0
Repayments of borrowings under long-term debt obligations	(580.4)	(640.3)	(381.0)
Payment of dividends	(23.4)	(22.2)	(23.7)
Repurchase of common stock	(28.4)	(95.0)	(531.4)
Cash settlement of stock awards	(12.7)	—	—
Taxes paid related to net share settlement of stock awards	(18.7)	(11.5)	(15.6)
Repayment of Ocean Downs debt	—	—	(54.7)
Big Fish Games earnout and deferred payments	—	—	(58.2)
Debt issuance costs	(2.0)	(8.9)	(0.8)
Change in bank overdraft	13.4	—	(4.4)
Other	2.1	2.4	1.5
Net cash provided by (used in) financing activities	76.0	460.8	(933.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(21.5)	(30.8)	88.6
Effect of exchange rate changes on cash	—	—	(0.8)
Cash, cash equivalents and restricted cash, beginning of year	142.5	173.3	85.5
Cash, cash equivalents and restricted cash, end of year	$121.0	$142.5	$173.3

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$79.6	$61.7	$31.1
Income taxes	1.6	23.5	48.6

Schedule of non-cash investing and financing activities:
Dividends payable	$25.8	$23.5	$22.5
Deferred tax liability assumed from equity investment	—	103.2	—
Property and equipment additions included in accounts payable and accrued expense and other current liabilities	12.9	12.4	6.6
Repurchase of common stock in payment of income taxes on stock-based compensation included in accrued expense and other current liabilities	—	3.9	2.5
Repurchase of common stock included in accrued expense and other current liabilities	—	0.5	2.5
Acquisition of Ocean Downs, net of cash acquired	—	—	115.2
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have seven retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Impact of the COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Considerable uncertainty still surrounds the COVID-19 virus and the potential effects of COVID-19, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have resulted and continue to result in significant negative economic impacts in the U.S. and in relation to our business. The long-term impact of COVID-19 on the U.S. and world economies and continuing impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. One property temporarily suspended operations again in July 2020 and reopened in August 2020, and three properties temporarily suspended operations again in December 2020 and reopened in January 2021.
We implemented a number of initiatives to facilitate social distancing and enhanced cleaning, such as increased frequency of cleaning and sanitizing of all high-touch surfaces, mandatory temperature checks of all guests and team members upon entry and required training for all team members on safety protocols. Certain amenities at our properties have continued to be suspended, including food buffets and valet services, and certain restaurants and food outlets. A summary of the temporary closures and the current restrictions at each property is provided in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
On March 25, 2020, as a result of the temporary closures and suspended operations described above, the Company announced the temporary furlough of employees at the Company's wholly-owned and managed gaming properties and certain racing operations. As the Company reopened these properties, certain employees have returned to work while others remain on temporary furlough due to the capacity restrictions at these properties. The Company provided health, dental, vision and life insurance benefits to furloughed employees through July 31, 2020 and during the subsequent property closure periods.
The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount. Salaries for non-furloughed employees resumed at the annual base salary beginning with the start of the employee's first full pay period after July 31, 2020.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. The Company qualified for the tax credit and received additional tax credits for qualified wages, and the Company recorded a $2.7 million benefit related to the CARES Employee Retention Credit in operating expense in the accompanying consolidated statement of comprehensive (loss) income for the year ended December 31, 2020. The CARES Act also provides for deferred payment of the employer portion of social security taxes through December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Approximately $5.3 million of deferred payments are recorded as liabilities within accrued expense and other current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2020.
The Company reduced planned maintenance and project capital expenditures for 2020 as a result of the temporary property and operations closures and prioritized capital investments based on the highest near-term return opportunities in order to maintain financial flexibility.
Refer to Note 12, Total Debt, for discussion of from borrowings and repayments on our revolving credit facility (the "Revolver") pursuant to the Credit Agreement, and the amendments entered into during 2020.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Based on our current projected operating cash flow needs, interest and debt repayments, and revised maintenance and project capital expenditures, we believe we have adequate cash to fund our business operations, meet all of our financial commitments, and invest in our prioritized key growth capital projects for well beyond the next twelve months.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than the reporting unit's carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If a quantitative impairment test of goodwill is required, we generally determine the fair value under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies. If a quantitative impairment test of our indefinite-lived intangible assets is required, we generally determine the fair value using the Greenfield method for gaming rights and relief-from-royalty method of the income approach for trademarks. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment require us to estimate, among other factors, forecasts of future operating results, revenue growth, operating expense, tax rates, start-up costs, capital expenditures, depreciation, working capital, discount rates, long-term growth rates, risk premiums, royalty rates, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results.
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
Property and Equipment
We review the carrying value of our property and equipment to be held and used in our operations whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

flows expected to result from the asset's use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.
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
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack ("on-track revenue") and revenue we earn from exporting our live racing signals to other race tracks, off-track betting facilities ("OTBs"), and advance deposit wagering providers ("export revenue"). For simulcast races we display at our racetracks, OTBs, and Online Wagering platforms, we recognize revenue we earn from providing a wagering service to our customers on these imported live races ("import revenue"). Online Wagering import revenue is generated through advance deposit wagering which consists of patrons wagering through an advance deposit account. Each wagering contract for on-track revenue, and import revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue and import revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. We may provide cash incentives in conjunction with wagering transactions we accept from Online Wagering customers. These cash incentives represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage-based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
The majority of our HRM facilities and casinos offer loyalty programs that enable customers to earn loyalty points based on their play. Gaming and HRM wager transactions involve two performance obligations for those customers earning loyalty points under the Company’s loyalty programs and a single performance obligation for customers who do not participate in the program. Loyalty points are primarily redeemable for free wagering activities and food and beverage. For purposes of allocating the transaction price in a gaming or HRM wagering transaction between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a loyalty point that can be redeemed for wagering activities or food and beverage. For gaming wagering transactions, an amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. For HRM wagering transactions, the amount allocated to the HRM wager performance obligation is the commission rate we are entitled to retain. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a wagering transaction or food and beverage, and such goods or services are delivered to the customer.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Restricted Cash and Account Wagering Deposit Liabilities
Restricted cash includes deposits collected from our Online Wagering customers. Other amounts included in restricted cash represent amounts due to horsemen for purses, stakes and awards that are paid in accordance with the terms of our contractual agreements or statutory requirements.
Allowance for Doubtful Accounts Receivable
Upon our adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses ("ASC 326") on January 1, 2020, we maintain an allowance for doubtful accounts for current expected credit losses on our financial assets measured at amortized cost which are primarily included in accounts receivable, net in the accompanying consolidated balance sheets. The Company evaluates current expected credit losses on a collective (pool) basis when similar risk characteristics exist. Write-offs are recognized when the Company concludes that all or a portion of a financial asset is no longer collectible. Any subsequent recovery is recognized when it occurs.
Prior to adopting ASC 326, we maintained an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and other factors that affect our expectation of future collectability. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collection efforts have ceased.
Internal Use Software
Internal use software costs for Online Wagering software are capitalized in property and equipment, net in the accompanying consolidated balance sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over the software's estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $10.5 million in 2020, $9.8 million in 2019, and $9.7 million in 2018. We incurred amortization expense of approximately $9.4 million in 2020, $8.8 million in 2019, and $7.3 million in 2018, for projects which had been placed in service.

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
Investments in and Advances to Unconsolidated Affiliates
We have investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' income and losses, amortization of certain basis differences as well as capital contributions to and distributions from these companies. We use the cumulative earnings approach to present distributions received from equity method investees. Distributions in excess of equity method income are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. We classify income and losses as well as gains and impairments related to our investments in unconsolidated affiliates as a component of other income (expense) in the accompanying consolidated statements of comprehensive (loss) income.
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we compare the estimated fair value of the investment to the investment's carrying value to determine if an impairment is indicated and determine whether the impairment is "other-than-temporary" based on an assessment of all relevant factors, including consideration of our intent and ability to retain our investment until the recovery of the unrealized loss. We estimate fair value using a discounted cash flow analysis based on estimated future results of the investee.
Leases
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases, and subsequently issued additional guidance (collectively, "ASC 842") using the modified transition method. As part of the transition to ASC 842, we elected the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification of any expired or existing leases and (3) initial direct costs of any expired or existing leases.
Due to the adoption of ASC 842, we recognize operating lease right-of-use assets ("ROUAs") and lease liabilities for our operating leases with lease terms greater than one year. We do not have any material finance leases or any material operating leases where we are the lessor.
Upon adopting ASC 842, we determine if an arrangement is a lease at inception. Operating and finance leases are included in property and equipment, net; accrued expense and other current liabilities; and other liabilities on our consolidated balance sheets. We generally do not separate lease and non-lease components for our lease contracts. We do not apply the ROUA and leases liability recognition requirements to short-term leases.
Operating lease ROUAs and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. These leases do not provide an implicit rate, so therefore we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The operating lease ROUAs also include any lease payments made prior to commencement and exclude lease incentives and initial direct costs incurred. The lease terms include all non-cancelable periods and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the federal, state, and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Churchill Downs, Online Wagering, Gaming, and All Other operating expenses in our consolidated statements of comprehensive (loss) income. In certain jurisdictions governing our pari-

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

mutuel contracts with customers, there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.
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
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $31.4 million in 2020, $41.8 million in 2019, and $28.8 million in 2018 in our accompanying consolidated statements of comprehensive (loss) income.
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
Common Stock Share Repurchases
From time-to-time, we repurchase shares of our common stock under share repurchase programs and privately negotiated transactions authorized by our Board of Directors. Share repurchases constitute authorized but unissued shares under the Kentucky laws under which we are incorporated. Our common stock has no par or stated value. We record the full value of share repurchases, upon the trade date, against common stock on our consolidated balance sheets except when to do so would result in a negative balance in such common stock account. In such instances, we record the cost of any further share repurchases as a reduction to retained earnings. Due to the large number of shares of our common stock repurchased over the past several years, our common stock balance frequently will be zero at the end of any given reporting period. Refer to Note 10, Shareholders' Equity, for additional information on our share repurchases.
Recent Accounting Pronouncements - Adopted on January 1, 2020
In June 2016, the Financial Accounting Standards Board ("FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. We adopted ASC 326 on January 1, 2020 using the modified retrospective approach. We recognized the cumulative effect of applying ASC 326 as an opening balance sheet adjustment on January 1, 2020. The comparative

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 326 did not have a material impact on our business.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other: Internal - Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. We adopted this guidance on January 1, 2020. This guidance is consistent with our current accounting policies, and therefore our adoption of this guidance did not have a material impact on our business.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairments by removing step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds the reporting unit's fair value, an impairment loss shall be recognized in an amount equal to that excess. We adopted this guidance on January 1, 2020. The new guidance did not result in a cumulative adjustment upon adoption and there was no impairment recognized under the new guidance for the year ended December 31, 2020.
Recent Accounting Pronouncements - effective in 2021 or thereafter
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate (LIBOR), and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance was effective upon issuance; if elected, it is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the adoption of this new accounting standard will have on our results of operations, financial condition, or cash flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial statements.
3. ACQUISITIONS
Presque Isle
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
$172.1

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Gaming rights	$56.0	N/A
Trademark	15.2	N/A
Total intangible assets	$71.2
Current assets and current liabilities were valued at the existing carrying values as these items are short term in nature and represent management's estimated fair value of the respective items on January 11, 2019.
The property and equipment acquired primarily relates to land, buildings, equipment, and furniture and fixtures. The fair value of the land was determined using the market approach and the fair values of the remaining property and equipment were primarily determined using the cost replacement method which is based on replacement or reproduction costs of the assets.
The fair value of the Presque Isle gaming rights was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows is a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue, future operating expenses, start-up costs, and discount rate were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights. The renewal of the gaming rights in Pennsylvania is subject to various legal requirements. However, the Company's historical experience has not indicated, nor does the Company expect any limitations regarding the Company's ability to continue to renew our gaming rights in Pennsylvania.
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
Refer to Note 8, Asset Impairment, for information regarding intangible asset impairments recognized during the first quarter of 2020 related to the Presque Isle gaming rights and trademark.
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

	Year Ended December 31,
(in millions)	2019	2018
Net revenue	$1,332.9	$1,150.8
Lady Luck Nemacolin
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Turfway Park
On October 9, 2019, the Company completed the acquisition of Turfway Park from Jack Entertainment LLC ("JACK") and Hard Rock International (“Hard Rock”) for total consideration of $46.0 million in cash ("Turfway Park Acquisition"). Of the $46.0 million total consideration, $36.0 million, less $0.9 million of working capital and purchase price adjustments, was accounted for as a business combination. The remaining $10.0 million was paid to Hard Rock for the assignment of the purchase and sale agreement rights and was accounted for separately from the business combination as an intangible asset and was amortized through expense in the fourth quarter of 2019.
The cash purchase price paid to JACK was $36.0 million, less $0.9 million of working capital and purchase price adjustments. The preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $0.6 million, at the date of acquisition were as follows: property and equipment (primarily land) of $18.8 million, indefinite-lived gaming rights of $9.8 million, indefinite-lived trademark of $5.5 million, goodwill of $2.7 million, and current liabilities of $2.3 million.
Ocean Downs
On July 16, 2018, the Company announced the entry into a tax-efficient partial liquidation agreement (the "Liquidation Agreement") for the remaining 50% ownership of the Casino at Ocean Downs and Ocean Downs Racetrack located in Berlin, Maryland ("Ocean Downs") owned by Saratoga Casino Holdings LLC ("SCH") in exchange for the Company's 25% equity interest in SCH, which is the parent company of Saratoga Casino Hotel in Saratoga Springs, New York ("Saratoga New York") and Saratoga Casino Black Hawk in Black Hawk, Colorado ("Saratoga Colorado") (collectively, the "Ocean Downs/Saratoga Transaction"). On August 31, 2018, the Company closed the Ocean Downs/Saratoga Transaction, which resulted in the Company owning 100% of Ocean Downs and having no further equity interest or management involvement in Saratoga New York or Saratoga Colorado.
As part of the Ocean Downs/Saratoga Transaction, Saratoga Harness Racing, Inc. ("SHRI") has agreed to grant the Company and our affiliates exclusive rights to operate online sports betting and iGaming on behalf of SHRI in New York and Colorado for a period of fifteen years from the date of the Liquidation Agreement, should such states permit SHRI to engage in sports betting and iGaming, subject to payment of commercially reasonable royalties to SHRI.
We consolidated Ocean Downs upon closing of the Ocean Downs/Saratoga Transaction on August 31, 2018. Prior to the Ocean Downs/Saratoga Transaction, the Company held an effective 62.5% ownership interest in Ocean Downs, and a 25% ownership interest in Saratoga New York and Saratoga Colorado, all of which were accounted for under the equity method. The consideration transferred to SCH to acquire the remaining interest in Ocean Downs was the Company's equity investments in Saratoga New York and Saratoga Colorado, which had an aggregate fair value of $47.8 million at the acquisition date. Under the acquisition method, the fair values of the consideration transferred and the Company's equity method investment in Ocean Downs, which had a fair value of $80.5 million at the acquisition date, were allocated to the assets acquired and liabilities assumed in the Ocean Downs/Saratoga Transaction. The Company's carrying values in these equity method investments were significantly less than their fair values, resulting in a pre-tax gain of $54.9 million, which is included in the accompanying consolidated statements of comprehensive (loss) income. The fair values of the Company's equity method investments in Ocean Downs, Saratoga New York, and Saratoga Colorado were determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
The following table summarizes the final fair values of the assets acquired and liabilities assumed, net of cash acquired of $13.1 million, at the acquisition date.

(in millions)	Total
Current assets	$1.9
Property and equipment	57.4
Goodwill	20.4
Intangible assets	95.4
Current liabilities	(5.2)
Debt	(54.7)
$115.2

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The final fair value of the intangible assets consisted of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Gaming rights	$87.0	N/A
Trademark	8.3	N/A
Other	0.1	1.3 years
Total intangible assets	$95.4
Current assets and current liabilities were valued at the existing carrying values due to their short-term nature and represent management's estimated fair value of the respective items on August 31, 2018. The debt of $54.7 million assumed by the Company was valued at the Company's outstanding principal balance, which approximated fair value on August 31, 2018. The Company subsequently paid off the debt in full on September 4, 2018.
The property and equipment acquired primarily relates to land, buildings, equipment, and furniture and fixtures. The fair values of the property and equipment were primarily determined using the cost replacement method, which is based on replacement or reproduction costs of the assets.
The fair value of the Ocean Downs gaming rights was determined using the Greenfield method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a casino in a specified region, and that the present value of the projected cash flows is a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses and start-up costs of Ocean Downs were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights. The renewal of the gaming rights in Maryland is subject to various legal requirements. However, the Company's historical experience has not indicated, nor does the Company expect any limitations regarding the Company's ability to continue to renew the Company's gaming rights in Maryland.
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
In connection with the Ocean Downs/Saratoga Transaction, the Company recorded a deferred tax liability and income tax expense of $12.6 million. The deferred tax liability represents the excess of the financial reporting amounts of the net assets of Ocean Downs over their respective basis under federal, state, and local tax law expected to be applied to taxable income in the periods such differences are expected to be realized. After the closing of the Ocean Downs/Saratoga Transaction, for the period from September 1, 2018 through December 31, 2018, net revenue for Ocean Downs was $25.9 million, and net income was not material.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of the remaining 50% interest in Ocean Downs occurred as of January 1, 2018 and excludes the gain recognized from the Ocean Downs/Saratoga Transaction. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2018. The unaudited pro forma net income giving effect to the Ocean Downs/Saratoga Transaction was not materially different than our historical net income.

Years Ended December 31,
(in millions)	2018
Net revenue	$1,065.4

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

4. DISCONTINUED OPERATIONS
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell the Company's mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. (the "Purchaser"), a Nevada corporation, an indirect, wholly owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. The Purchaser paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
The Big Fish Games segment and related Big Fish Transaction meet the criteria for held for sale and discontinued operation presentation. The consolidated statements of comprehensive (loss) income and the notes to consolidated financial statements reflect the Big Fish Games segment as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The consolidated statements of cash flows includes both continuing and discontinued operations.
The Company received cash proceeds of $970.7 million which was net of $5.2 million of working capital adjustments and $14.1 million of transaction costs. The Company recognized a gain of $219.5 million upon the sale recorded in income from discontinued operations in the accompanying consolidated statements of comprehensive (loss) income in 2018. The gain consisted of cash proceeds of $970.7 million offset by the carrying value of Big Fish Games of $751.2 million. The income tax provision on the gain was $51.2 million, resulting in an after-tax gain of $168.3 million.
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
i.A total of $155.0 million will be paid into a settlement fund. The Company will pay $124.0 million pre-tax of the settlement from the Company's available cash and Aristocrat will pay the remaining $31.0 million pre-tax of the settlement. The $124.0 million pre-tax settlement related to the Company is included in loss from discontinued operations, net of tax in the accompanying consolidated statements of comprehensive (loss) income for the year ended December 31, 2020, and on a pre-tax basis in current liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2020.
ii.All members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits.
iii.Aristocrat has agreed to specifically release the Company of any and all indemnification obligations under the Stock Purchase Agreement arising from or related to the Kater Litigation and the Thimmegowda Litigation, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The following table presents the financial results of Big Fish Games included in "Income from discontinued operations, net of tax" in the accompanying consolidated statements of comprehensive (loss) income:

	Years Ended December 31,
(in millions)	2020	2019	2018
Net revenue	$—	$—	$13.2

Operating expenses	—	—	8.4
Selling, general and administrative expense	0.1	3.5	6.0
Research and development	—	—	0.9
Legal settlement	124.0	—	—
Total operating expense	124.1	3.5	15.3
Operating loss	(124.1)	(3.5)	(2.1)
Other income
Gain on sale of Big Fish Games	—	—	219.5
Other income	—	—	0.1
Total other income	—	—	219.6

(Loss) income from discontinued operations before provision for income taxes	(124.1)	(3.5)	217.5
Income tax benefit (provision)	28.7	1.1	(47.3)
(Loss) income from discontinued operations, net of tax	$(95.4)	$(2.4)	$170.2
Stock-Based Compensation
As part of the Big Fish Transaction, the vesting dates for all outstanding unvested restricted stock awards, restricted stock unit awards, and performance share unit awards (collectively the "Stock Awards") for certain Big Fish Games' employees were accelerated to vest on the closing date. Most of these Stock Awards would not have vested prior to the closing date of the Big Fish Transaction. Therefore, the related stock-based compensation expense previously recognized through the modification date was reduced to zero and a new fair value of the Stock Awards was established on the date of the announcement of the Big Fish Transaction. The expense was amortized during the period from the date of the announcement to the closing of the Big Fish Transaction.
Total stock-based compensation expense related to Big Fish Games, which includes the accelerated vesting of the Stock Awards and stock options associated with the Company's employee stock purchase plan, was $3.4 million in 2018.
Earnout Liabilities
As of December 31, 2017, we had $34.2 million of deferred earnout consideration and $28.4 million of deferred payments due to the founder of Big Fish Games, both of which were paid on January 3, 2018.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	As of December 31,
(in millions)	2020	2019
Grandstands and buildings	$785.5	$625.2
Equipment	477.9	406.5
Tracks and other improvements	240.7	222.3
Land	164.2	162.4
Furniture and fixtures	89.7	79.2
Construction in progress	23.3	52.3
	1,781.3	1,547.9
Accumulated depreciation	(721.5)	(635.4)
Subtotal	1,059.8	912.5
Operating lease right-of-use assets	22.3	24.8
Total	$1,082.1	$937.3
Depreciation expense was $88.0 million in 2020, $81.4 million in 2019 and $57.6 million in 2018 and is classified in operating expense in the accompanying consolidated statements of comprehensive (loss) income.
6. GOODWILL
Goodwill, by segment, is comprised of the following:

(in millions)	Churchill Downs	Online Wagering	Gaming	All Other	Total
Balances as of December 31, 2018	$49.7	$148.2	$139.1	$1.0	$338.0
Additions	—	—	26.1	3.0	29.1
Balances as of December 31, 2019	49.7	148.2	165.2	4.0	367.1
Adjustments	—	—	—	$(0.3)	(0.3)
Balances as of December 31, 2020	$49.7	$148.2	$165.2	$3.7	$366.8
In 2019, we established goodwill of $26.1 million related to the Presque Isle Transaction, and $3.0 million related to the Turfway Park Acquisition.
We performed our annual goodwill impairment analysis as of April 1, 2020. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. Based on the results of these analyses, no goodwill impairments were identified in connection with our annual impairment testing. During 2020, we recorded an immaterial measurement period adjustment for the Turfway Park Acquisition that impacted the All Other goodwill balance.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

7. OTHER INTANGIBLE ASSETS
Other intangible assets, net is comprised of the following:

	December 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11.0	$(8.8)	$2.2	$11.0	$(8.1)	$2.9
Other	10.4	(3.5)	6.9	10.5	(3.3)	7.2
Customer relationships	4.7	(2.2)	2.5	4.7	(1.6)	3.1
Gaming licenses	5.1	(2.1)	3.0	5.1	(2.0)	3.1
	$31.2	$(16.6)	$14.6	$31.3	$(15.0)	$16.3
Indefinite-lived intangible assets:
Trademarks			47.7			50.2
Gaming rights			288.2			303.2
Other			0.1			0.1
Total			$350.6			$369.8
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
Amortization expense for definite-lived intangible assets was $4.9 million in 2020, $15.0 million in 2019, and $6.0 million in 2018, and is classified in operating expense in the accompanying consolidated statements of comprehensive (loss) income. As described further in Note 3, Acquisitions, we accelerated the amortization for the assignment of the Turfway Park Acquisition purchase and sale agreement rights of $10.0 million in the fourth quarter of 2019, which is included in All Other in the accompanying consolidated statements of comprehensive (loss) income. We submitted payments of $2.3 million in 2020 and 2019 for annual license fees for Calder, which are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of trademarks and state gaming rights in Maine, Maryland, Mississippi, Louisiana, Pennsylvania and Kentucky.
Refer to Note 8, Asset Impairment, for information regarding intangible asset impairments recognized during the first quarter of 2020.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2020, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded their carrying value.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2021	$3.6
2022	2.5
2023	2.4
2024	1.9
2025	1.2
Future estimated amortization expense does not include additional payments of $2.3 million in 2021 and in each year thereafter for the ongoing amortization of future expected annual Calder license fees not yet incurred or paid.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

8. ASSET IMPAIRMENT
During the quarter ended March 31, 2020, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of the Company's intangible assets, goodwill, or property and equipment, were impaired ("Trigger Event"), or if there were any other than temporary impairments of our equity investments. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of April 1, 2019, changes in carrying values, changes in discount rates, and the impact of temporary property closures due to the COVID-19 global pandemic on cash flows. Because Presque Isle was acquired in 2019, we did not expect the estimated fair value and the carry value to be significantly different. Based on the Company's evaluation, the Company concluded that a Trigger Event occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of the COVID-19 global pandemic.
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
Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the $77.6 million carrying value of the Presque Isle gaming rights exceeded the fair value of $62.6 million and the Company recognized an impairment of $15.0 million in first quarter of 2020 for the Presque Isle gaming rights ($12.5 million related to the Gaming segment and $2.5 million related to the Online Wagering segment).
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
Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated projected cash flow stream. As a result, the Company recognized an impairment of $2.5 million in the first quarter of 2020 for the Presque Isle trademark.
The fair value of the Presque Isle reporting unit's goodwill was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
In accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other, the Company performed the impairment testing of the Presque Isle gaming rights and trademark prior to testing Presque Isle goodwill. Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated project cash flow stream. As a result, the Company did not recognize an impairment for Presque Isle goodwill in the first quarter of 2020 because the fair value exceeded the carrying value.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

9. INCOME TAXES
Components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Current (benefit) provision:
Federal	$(38.7)	$19.2	$10.1
State and local	3.0	6.0	3.8
Foreign	0.1	—	—
	(35.6)	25.2	13.9
Deferred provision:
Federal	28.7	16.1	35.0
State and local	1.5	15.5	2.5
Foreign	0.1	—	(0.1)
	30.3	31.6	37.4
Income tax (benefit) provision	$(5.3)	$56.8	$51.3

Income from continuing operations before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Domestic	$8.2	$196.4	$234.2
Foreign	(0.2)	—	(0.3)
Income from continuing operations before provision for income taxes	$8.0	$196.4	$233.9

Our income tax (benefit) expense is different from the amount computed by applying the federal statutory income tax rate to income from continuing operations before taxes as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Federal statutory tax on earnings before income taxes	$1.7	$41.2	$49.1
State income taxes, net of federal income tax benefit	(0.6)	8.0	5.4
Net operating loss carry back - CARES Act	(13.3)	—	—
Windfall deduction from equity compensation	(5.1)	(5.2)	(4.7)
Non-deductible officer's compensation	7.3	5.5	2.6
Re-measurement of deferred taxes	1.9	8.3	—
Uncertain tax positions	1.7	(1.0)	—
Valuation allowance - state and foreign net operating losses	1.1	—	—
Other	—	—	(1.1)
Income tax (benefit) provision	$(5.3)	$56.8	$51.3
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
The CARES Act provides, among other things, that any net operating loss arising in a tax year beginning in 2018, 2019 or 2020 may be carried back five years or carried forward indefinitely, offsetting up to 100% of taxable income in tax years beginning

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

before 2021. The Company intends to carry back our 2020 net operating loss to claim a refund of taxes paid in a year before the statutory corporate tax rate was reduced from 35% to 21% by the Tax Act. Due to the higher statutory rate applied to this net operating loss, the Company recognized an income tax benefit of $13.3 million for the year ended December 31, 2020.
The Company recognized $1.9 million during 2020 and $8.3 million during 2019 of income tax expense from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior period.
The Company will generate a capital loss associated with the Kater litigation. We have recorded a $29.0 million deferred tax asset without a valuation allowance for the capital loss in 2020, as we fully expect to be able to offset the capital loss with previously recognized capital gains.
Components of our deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2020	2019
Deferred tax assets:
Capital loss	$29.0	$—
Net operating losses and credit carryforward	9.3	3.4
Lease liabilities	7.7	6.8
Deferred compensation plans	6.7	5.9
Deferred income	5.5	4.8
Deferred liabilities	2.8	2.7
Allowance for uncollectible receivables	1.2	1.0
Deferred tax assets	62.2	24.6
Valuation allowance	(1.4)	(0.2)
Net deferred tax asset	60.8	24.4
Deferred tax liabilities:
Equity investments in excess of tax basis	121.6	114.8
Property and equipment in excess of tax basis	77.9	53.4
Intangible assets in excess of tax basis	65.6	60.2
Right-of-use assets	7.4	6.8
Other	2.2	2.0
Deferred tax liabilities	274.7	237.2
Net deferred tax liability	$(213.9)	$(212.8)

As of December 31, 2020, we had federal net operating losses of $3.2 million which were acquired in conjunction with the 2010 acquisition of Youbet.com. The utilization of these losses, which expire in 2025 and 2026, is limited on an annual basis pursuant to Internal Revenue Code § 382. We believe that we will be able to fully utilize all of these losses. We also have state net operating losses of $7.3 million. We have recorded a valuation allowance of $1.1 million against the state net operating losses due to the fact that it is unlikely that we will generate income in certain states which is necessary to utilize the deferred tax assets.
The Internal Revenue Service has completed audits through 2012. Tax years 2017 and after are open to examination. As of December 31, 2020, we had approximately $3.9 million of total gross unrecognized tax benefits, excluding interest of $0.2 million. If the total gross unrecognized tax benefits were recognized, there would be a $3.4 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $0.8 million during the next twelve months primarily due to the expiration of statutes of limitation.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2020	2019	2018
Balance as of January 1	$1.8	$2.8	$2.9
Additions for tax positions related to the current year	0.1	0.1	0.1
Additions for tax positions of prior years	2.6	—	0.1
Reductions for tax positions of prior years	(0.6)	(1.1)	(0.3)
Balance as of December 31	$3.9	$1.8	$2.8

10. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
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
For the year ended December 31, 2020, we repurchased 235,590 shares of our common stock under the October 2018 stock repurchase program at a total cost of $27.9 million. We had $147.1 million of repurchase authority remaining under this program at December 31, 2020.
For the year ended December 31, 2019, we repurchased 864,233 shares of our common stock under the October 2018 stock repurchase program at a total cost of $93.0 million. As of December 31, 2019, we accrued $0.5 million for the future cash settlement of executed repurchases of our common stock.
For the year ended December 31, 2018, excluding the shares purchased under the Tender Offer, we repurchased 372,282 shares of our common stock under the October 2018 stock repurchase program at a total cost of $32.0 million.
Privately Negotiated Share Repurchase
Refer to Note 23, Subsequent Events, for information regarding the Company's privately negotiated share repurchase on February 1, 2021.
Stock Split
On October 30, 2018, the Company’s Board of Directors approved a three-for-one stock split (the "Stock Split") and an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 shares, no par value, to 150,000,000 shares, no par value. This amendment to the Company’s Articles of Incorporation became effective on January 25, 2019 and our common stock began trading at the split-adjusted price on January 28, 2019. All share and per-share amounts in the Company’s consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the Stock Split.
11. STOCK-BASED COMPENSATION PLANS
Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, and stock options associated with our employee stock purchase plan, was $23.7 million in 2020, $23.8 million in 2019, and $17.7 million in 2018. The income tax benefit related to stock-based employee compensation expense was $1.9 million in 2020, $2.1 million in 2019, and $2.7 million in 2018. Our stock-based employee compensation plans are described below.
2016 Omnibus Stock Incentive Plan
We have a stock-based employee compensation plan with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the “2016 Plan”) and Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. The 2016 Incentive Plan is intended to advance our long-term success by encouraging stock ownership among key employees and the Board of Directors. Awards may be in the form of stock options, stock appreciation

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

rights, restricted stock ("RSA"), restricted stock units ("RSU"), performance share units ("PSU"), performance units, or performance cash. The 2016 Incentive Plan has a minimum vesting period of one year for awards granted.
Restricted Stock, Restricted Stock Units, and Performance Share Units
The 2016 Incentive Plan permits the award of RSAs, RSUs, or PSUs to directors and key employees responsible for the management, growth and protection of our business. The fair value of RSAs and RSUs that vest solely based on continued service under the Plan is determined by the product of the number of shares granted and the grant date market price of our common stock.
RSAs and RSUs granted to employees under the 2016 Plan generally vests either in full upon three years from the date of grant or on a pro rata basis over a three-year term. RSAs are legally issued common stock at the time of grant, with certain restrictions placed on them. RSUs granted to employees are converted into shares of our common stock at vesting. The RSUs granted to directors under the 2016 Plan generally vests in full upon one year from the date of grant. RSUs granted to directors are converted into shares of our common stock at the time of the director's retirement.
In 2018, 2019, and 2020, the Company granted three-year performance and total shareholder return ("TSR") PSU awards (the "PSU Awards") to certain named executive officers ("NEOs"). The two performance criteria for the PSU Awards are: (1) a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the three-year period; and (2) a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities, excluding the change in restricted cash, plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee of the Board of Directors (the "Compensation Committee") can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
The PSU Awards may be adjusted based on the Company’s TSR performance relative to the TSR performance during the performance period of the Companies remaining in the Russell 2000 index at the end of the performance period as follows:
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
In October 2018, the Company granted a special equity award to two NEOs ("7-Year Grant") consisting of PSU Awards that may be adjusted up to 200% based on the Company's relative TSR performance versus the Russell 2000 over a three-year period, and service-based RSU awards, both of which vest which vest in 25% annual increments over four years beginning on the fourth anniversary of the grant date, totaling seven years to be fully vested.
The total compensation cost recognized for PSU Awards is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR when determining the grant date fair value of the award. Compensation cost for the PSU Awards is recognized during the three-year performance and service period based on the probable achievement of the two performance criteria, with the exception of the 7-Year Grant, which compensation cost is recognized during the seven-year service period. All PSUs awards are converted into shares of our common stock at the time the award value is finalized.
A summary of the 2020 RSUs, and PSUs granted to certain NEOs, employees, and the Board of Directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms
2020	RSU	82	Vest equally over three service periods ending in 2021, 2022, and 2023
2020	PSU	37	Three-year performance and service period ending in 2022
2020	RSU	12	One year service period ending in 2021
(1) PSUs presented are based on the target number of units for the original PSU grant.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2017	124	$51.59	316	$45.51	440	$47.23
Granted	256	$68.32	193	$84.78	449	$75.39
Performance adjustment(1)	70	$47.01	—	$—	70	$47.01
Vested	(129)	$47.01	(217)	$46.35	(346)	$46.60
Canceled/forfeited	—	$—	(17)	$54.49	(17)	$54.49
Balance as of December 31, 2018	321	$65.77	275	$72.03	596	$68.66
Granted	58	$92.90	130	$94.42	188	$93.96
Performance adjustment(1)	87	$55.75	—	$—	87	$55.75
Vested	(152)	$55.75	(135)	$68.15	(287)	$61.57
Canceled/forfeited	—	$—	(5)	$77.59	(5)	$77.59
Balance as of December 31, 2019	314	$72.84	265	$85.07	579	$78.45
Granted	37	$182.45	94	$150.12	131	$159.3
Performance adjustment(1)	41	$90.73	—	$—	41	$90.73
Vested	(90)	$90.73	(121)	$90.01	(211)	$90.32
Canceled/forfeited	—	$—	(3)	$121.39	(3)	$121.39
Balance as of December 31, 2020	302	$83.40	235	$107.90	537	$94.14
(1)Adjustment to number of target units awarded for PSUs based on achievement of performance and TSR goals.
The fair value of shares and units vested was $36.9 million in 2020 and 2019, and $32.4 million in 2018.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), at December 31, 2020 is presented below:

(in millions, except years)	December 31, 2020	Weighted Average Remaining Vesting Period (Years)
Unrecognized expense:
RSA	$0.8	1.02
RSU	9.9	2.29
PSU	14.2	2.72
Total	$24.9	2.49
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "ESP Plan"), we are authorized to sell, pursuant to short-term stock options, shares of our common stock to our full-time and qualifying part-time employees at a discount from our common stock’s fair market value. The ESP Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the following July 31. Compensation expense related to the ESP Plan was not material for any year included in our accompanying consolidated statements of comprehensive (loss) income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

12. TOTAL DEBT
The following table presents our total debt outstanding:

	As of December 31, 2020
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$388.0	$3.2	$384.8
Revolver	149.7	—	149.7
2027 Senior Notes	600.0	6.8	593.2
2028 Senior Notes	500.0	5.4	494.6
Total debt	1,637.7	15.4	1,622.3
Current maturities of long-term debt	4.0	—	4.0
Total debt, net of current maturities	$1,633.7	$15.4	$1,618.3

	As of December 31, 2019
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$392.0	$4.0	$388.0
2027 Senior Notes	600.0	8.0	592.0
2028 Senior Notes	500.0	6.1	493.9
Total debt	1,492.0	18.1	1,473.9
Current maturities of long-term debt	4.0	—	4.0
Total debt, net of current maturities	$1,488.0	$18.1	$1,469.9

Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2022 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company.
The Company capitalized $1.6 million of debt issuance costs associated with the Revolver which is being amortized as interest expense over the shorter of the respective debt period or 5 years. The Company also capitalized $5.1 million of debt issuance costs associated with the Term Loan B portion of the Credit Agreement which is being amortized as interest expense over the shorter of the respective debt period or 7 years.
The interest rates applicable to the Company’s borrowings under the Credit Agreement are LIBOR-based plus a spread, as determined by the Company's consolidated total net leverage ratio. The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2020, the Company's commitment fee rate was 0.30%.
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
On March 16, 2020, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment extended the maturity for the Company’s Revolver from December 27, 2022 to at least September 27, 2024,

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

which is 91 days prior to the latest maturity date of the Company’s term loan facility on December 27, 2024. The First Amendment also lowered the upper limit of the applied spreads with respect to revolving loans from 2.25% to 1.75% and for commitment fees with respect thereto from 0.35% to 0.30% and provides a reduced pricing schedule for outstanding borrowings and commitment fees with respect to the Revolver across all other leverage pricing levels. The First Amendment did not alter the Company’s borrowing capacity. The Company capitalized $2.0 million of debt issuance costs associated with the First Amendment which will be amortized as interest expense over the remaining duration of the Revolver.
The Company had an outstanding balance of $149.7 million and had $545.8 million available on the Revolver as of December 31, 2020. The Company had $67.4 million of cash and cash equivalents as of December 31, 2020.
On April 28, 2020, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment (i) provides for a financial covenant relief period through the date on which the Company delivers the Company’s quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amends the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extends certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) places certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amends the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company will not be required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company has agreed to a minimum liquidity financial covenant that requires the Company and restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period. While the Second Amendment is in effect, the Company agreed to limit restricted payments to $26.0 million.
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period, as defined in the Second Amendment, from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of The Duchossois Group, Inc. The Company repurchased the shares using available cash and borrowings under the Company's Revolver. Refer to Note 23, Subsequent Events, for information regarding this transaction.
The interest rate on the Revolver on December 31, 2020 was LIBOR plus 175 points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of December 31, 2020. The Term Loan B bears interest at LIBOR plus 200 basis points.
Although the Company was not required to meet the Company’s financial covenants under the Credit Agreement on December 31, 2020 (as a result of the Second Amendment), the Company was compliant with all applicable covenants on December 31, 2020.
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The Company used the net proceeds from the offering to repay our outstanding balance on the Credit Agreement. In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
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
Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2021	$4.0
2022	4.0
2023	4.0
2024	525.7
2025	—
Thereafter	1,100.0
Total	$1,637.7

13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of December 31, 2020, our Churchill Downs segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $131.8 million. The revenue we expect to recognize on these remaining performance obligations is $32.8 million in 2021, $36.6 million in 2022, $23.2 million in 2023, and the remainder thereafter.
As of December 31, 2020, our remaining performance obligations on contracts with a duration greater than one year in segments other than Churchill Downs were not material.
Contract Assets and Contract Liabilities
Contract assets were not material as of December 31, 2020 and 2019.
Contract liabilities were $53.7 million as of December 31, 2020 and $63.1 million as of December 31, 2019. Contract liabilities are included in current deferred revenue, non-current deferred revenue, and accrued expense and other current liabilities in the

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

accompanying consolidated balance sheets. Contract liabilities primarily relate to our Churchill Downs segment and the decrease was primarily due to revenue recognized for performance obligations related to Churchill Downs Racetrack that were fulfilled in 2020. We recognized $6.7 million of revenue during the year ended December 31, 2020 that was included in the contract liabilities balance at December 31, 2019. We recognized $51.2 million of revenue during the year ended December 31, 2019 that was included in the contract liabilities balance at December 31, 2018. We recognized $53.7 million of revenue during the year ended December 31, 2018 that was included in the contract liabilities balance at January 1, 2018.
Disaggregation of Revenue
In Note 21, Segment Information, the Company has included its disaggregated revenue disclosures as follows:
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
•For the Online Wagering segment, revenue is disaggregated between the TwinSpires Horse Racing business and our TwinSpires Sports and Casino business given that TwinSpires' Horse Racing revenue is primarily related to online pari-mutuel wagering on live race events while the TwinSpires Sports and Casino revenue relates to sports and casino gaming service offerings.   Within the Online Wagering segment, revenue is further disaggregated between live and simulcast racing, gaming, and other services.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

14. OTHER BALANCE SHEET ITEMS
Accounts receivable
Accounts receivable is comprised of the following:

	As of December 31,
(in millions)	2020	2019
Trade receivables	$6.5	$12.3
Simulcast and online wagering receivables	26.7	20.9
Other receivables	8.2	8.5
	41.4	41.7
Allowance for doubtful accounts	(4.9)	(4.4)
Total	$36.5	$37.3
We recognized bad debt expense of $2.5 million in 2020, $2.1 million in 2019 and $1.7 million in 2018.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
(in millions)	2020	2019
Accrued salaries and related benefits	$19.6	$29.2
Account wagering deposits liability	38.1	28.9
Purses payable	18.5	19.9
Accrued interest	19.2	19.7
Other	72.4	75.7
Total	$167.8	$173.4

15. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of December 31, 2020 and 2019 primarily consisted of a 50% interest in MVG, a 61.3% interest in Rivers Des Plaines (as described further below), and two other immaterial joint ventures.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $110.1 million as of December 31, 2020 and $110.8 million as of December 31, 2019. The Company received distributions from MVG of $20.0 million in 2020, $23.8 million in 2019 and $18.8 million in 2018.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus the Company's accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the Sale Transaction and Recapitalization, the carrying value of the Company’s investment in Midwest Gaming was $835.0 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $853.7 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of December 31, 2020, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $833.3 million.
Our investment in Rivers Des Plaines was $519.0 million as of December 31, 2020 and $522.1 million as of December 31, 2019. The Company received distributions from Rivers Des Plaines of $10.7 million in 2020 and $14.2 million in 2019.
Ocean Downs
Ocean Downs was accounted for under the equity method prior to August 31, 2018. On August 31, 2018, the Company completed the acquisition of the remaining 50% ownership of Ocean Downs owned by SCH in exchange for liquidating the Company's 25% equity interest in SCH, which is the parent company of Saratoga New York and Saratoga Colorado. As of August 31, 2018, the Company owns 100% of Ocean Downs and has no equity interest or management involvement in Saratoga New York or Saratoga Colorado.
Summarized Financial Results for our Unconsolidated Affiliates
The financial results for our unconsolidated affiliates are summarized below. The summarized income statement information for 2020 and summarized balance sheet information as of December 31, 2020 includes the following equity investments: MVG, Rivers Des Plaines, and one other immaterial joint venture. The summarized income statement information for 2019 and summarized balance sheet information as of December 31, 2019 includes the following equity investments: MVG, Rivers Des Plaines from the transaction date of March 5, 2019, and two other immaterial joint ventures. The summarized income statement information for 2018 includes the following equity investments: MVG, Saratoga New York, Saratoga Colorado, Ocean Downs,

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

and two other immaterial joint ventures. The 2018 summarized income statement information includes the results of Ocean Downs, Saratoga New York, and Saratoga Colorado through August 31, 2018.

	December 31,
(in millions)	2020	2019
Assets
Current assets	$132.8	$64.0
Property and equipment, net	267.5	256.1
Other assets, net	244.9	240.1
Total assets	$645.2	$560.2

Liabilities and Members' Deficit
Current liabilities	$133.5	$73.3
Long-term debt	753.5	745.0
Other liabilities	42.3	20.6
Members' deficit	(284.1)	(278.7)
Total liabilities and members' deficit	$645.2	$560.2

	Years Ended December 31,
(in millions)	2020	2019	2018
Net revenue	$386.3	$585.5	$367.2
Operating and SG&A expense	252.1	411.4	271.9
Depreciation and amortization	17.0	13.0	22.2
Operating income	117.2	161.1	73.1
Interest and other expense, net	(63.1)	(67.0)	(6.3)
Net income	$54.1	$94.1	$66.8

16. LEASES
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
The components of total lease cost were as follows:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Short-term lease cost (a) (b)	$6.5	$14.3
Operating lease cost (b)	6.6	6.7
Finance lease interest expense	0.1	—
Finance lease amortization expense (b)	0.2	—
Total lease cost	$13.4	$21.0
(a)Includes leases with terms of one month or less
(b)Includes variable lease costs, which were not material
Supplemental cash flow information related to leases are as follows:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.0	$5.2
Operating cash flows from finance leases	$0.1	$—
Financing cash flows from finance lease	$0.1	$—

ROUAs obtained in exchange for lease obligations
Operating leases	$2.8	$3.7
Finance leases	$5.1	$1.5
Other information related to operating leases was as follows:

	As of December 31,
Weighted Average Remaining Lease Term	2020	2019
Operating leases	5.9 years	6.5 years
Finance leases	18.4 years	14.9 years

Weighted Average Discount Rate
Operating leases	3.8%	3.9%
Finance leases	2.9%	3.9%

As of December 31, 2020, the future undiscounted cash flows associated with the Company's operating and financing lease liabilities were as follows:

(in millions)
Years Ended December 31,	Operating Leases	Finance Leases
2021	$5.5	$0.4
2022	4.3	0.4
2023	3.8	0.4
2024	3.8	0.4
2025	3.6	0.4
Thereafter	5.5	6.0
Total future minimum lease payments	26.5	8.0
Less: Imputed interest	2.8	1.8
Present value of lease liabilities	$23.7	$6.2

Reported lease liabilities as of December 31, 2020
Accrued expense and other current liabilities (current maturities of leases)	$4.7	$0.2
Other liabilities (non-current maturities of leases)	19.0	6.0
Present value of lease liabilities	$23.7	$6.2

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

17. BOARD OF DIRECTOR AND EMPLOYEE BENEFIT PLANS
Board of Directors and Officers Retirement Plan
We provide eligible executives and members of our Board of Directors an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through the 2005 Deferred Compensation Plan (the "Deferred Plan"). Our matching contribution on base compensation deferral of executives equals the matching contribution of our profit-sharing plan with certain limits.
Members of our Board of Directors may elect to invest the deferred director fee compensation into our common stock within the Deferred Plan. Investments in our common stock are credited as hypothetical shares of common stock based on the market price of the stock at the time the compensation was earned. Upon the end of the director's service, common stock shares are issued to the director.
On December 13, 2019, the Compensation Committee elected to freeze the Deferred Plan with respect to employee participant deferrals after the 2019 plan year. Members of our Board of Directors may continue to participate in the Deferred Plan.
On December 13, 2019, the Compensation Committee adopted the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan, effective January 1, 2020. Certain individual employees who are management or highly compensated employees of the Company may elect to defer settlement of RSUs granted pursuant to the 2016 Incentive Plan.
Other Retirement Plans
We have a profit-sharing plan for all employees with three months or more of service who are not otherwise participating in an associated profit-sharing plan. We match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% any contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $3.7 million in 2020, $4.1 million in 2019, and $3.0 million in 2018.
We are a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense was $0.3 million in 2020,$0.6 million in 2019, and $0.7 million in 2018. Our policy is to fund this expense as accrued, and we currently estimate that future contributions to these plans will not increase significantly from prior years.
18. FAIR VALUE OF ASSETS AND LIABILITIES
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
Debt
The fair value of the Company’s 2028 Senior Notes and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair value of the Company's Senior Secured Term Loan B due 2024 (the "Term Loan B") and the Revolver approximates the gross carrying value as both are variable rate debt and as such are Level 2 measurements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$53.6	$53.6	$53.6	$—	$—
Financial liabilities:
Term Loan B	384.8	388.0	—	388.0	—
Revolver	149.7	149.7	—	149.7	—
2027 Senior Notes	593.2	635.2		635.2
2028 Senior Notes	494.6	526.9	—	526.9	—

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$46.3	$46.3	$46.3	$—	$—
Financial liabilities:
Term Loan B	388.0	392.0	—	392.0	—
2027 Senior Notes	592.0	636.0	—	636.0	—
2028 Senior Notes	493.9	515.2	—	515.2	—

19. CONTINGENCIES
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

20. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2020	2019	2018
Numerator for basic net income (loss) per common share:
Net income from continuing operations	$13.3	$139.6	$182.6
Net loss attributable to noncontrolling interest	(0.2)	(0.3)	—
Net income from continuing operations, net of loss attributable to noncontrolling interests	13.5	139.9	182.6
Net (loss) income from discontinued operations	(95.4)	(2.4)	170.2
Numerator for basic net (loss) income per common share	$(81.9)	$137.5	$352.8

Numerator for diluted net income from continuing operations per common share	$13.5	$139.9	$182.6

Numerator for diluted net (loss) income per common share	$(81.9)	$137.5	$352.8

Denominator for net (loss) income per common share:
Basic	39.6	40.1	41.3
Plus dilutive effect of stock awards	0.5	0.5	0.3
Diluted	40.1	40.6	41.6

Net (loss) income per common share data:
Basic
Continuing operations	$0.34	$3.49	$4.42
Discontinued operations	$(2.41)	$(0.06)	$4.12
Net (loss) income per common share - basic	$(2.07)	$3.43	$8.54

Diluted
Continuing operations	$0.33	$3.44	$4.39
Discontinued operations (1)	$(2.41)	$(0.06)	$4.09
Net (loss) income per common share - diluted	$(2.08)	$3.38	$8.48
(1) Amounts exclude all potential common equivalent shares for periods when there is a net loss from discontinued operations.
21. SEGMENT INFORMATION
We manage our operations through three reportable segments: Churchill Downs, Online Wagering and Gaming. Our operating segments reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources.
•Churchill Downs
The Churchill Downs segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and Derby City Gaming.
Churchill Downs Racetrack is the home of the Kentucky Derby and conducts live racing during the year. Derby City Gaming is an HRM facility that operates under the Churchill Downs pari-mutuel racing license at the auxiliary training facility for Churchill Downs Racetrack in Louisville, Kentucky.
Churchill Downs Racetrack and Derby City Gaming earn commissions primarily from pari-mutuel wagering on live races at Churchill Downs and on historical races at Derby City Gaming, simulcast fees earned from other wagering sites, admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services (collectively "racing event-related services"), as well as food and beverage services.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

•Online Wagering
The Online Wagering segment includes the revenue and expenses for the TwinSpires Horse Racing business and the TwinSpires Sports and Casino business. Both businesses are headquartered in Louisville, Kentucky.
TwinSpires Horse Racing operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers (through Velocity); and provides the Bloodstock Research Information Services platform for horse racing statistical data.
Our TwinSpires Sports and Casino business operates our sports betting and casino iGaming platform in multiple states, including Colorado, Indiana, Michigan, Mississippi, New Jersey, and Pennsylvania. The TwinSpires sports and casino business includes the mobile and online sports betting and casino results and the results of our three retail sportsbooks in Colorado, Indiana and Michigan which utilize a third party's casino license.
The results of the two retail sportsbooks at our Mississippi properties, our retail sportsbook at Presque Isle in Pennsylvania and the retail and online BetRivers sportsbook in Illinois provided by Rivers Des Plaines and managed by Rush Street Interactive, are included in the Gaming segment.
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
◦Lady Luck Casino Nemacolin management agreement
◦Ocean Downs Casino and Racetrack ("Ocean Downs")
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
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Oak Grove
•Newport
•Turfway Park
•Arlington International Racecourse ("Arlington")
•United Tote
•Corporate
Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
•Gain on Ocean Downs/Saratoga Transaction;
•Loss on extinguishment of debt;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
We utilize the Adjusted EBITDA metric to provide a more accurate measure of our core operating results and enable management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying consolidated statements of comprehensive (loss) income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The tables below present net revenue from external customers and intercompany revenue from each of our segments, Adjusted EBITDA by segment and reconciles comprehensive (loss) income to Adjusted EBITDA:

	Years Ended December 31,
(in millions)	2020	2019	2018
Net revenue from external customers:
Churchill Downs:
Churchill Downs Racetrack	$63.3	$187.6	$181.0
Derby City Gaming	79.5	86.6	14.8
Total Churchill Downs	142.8	274.2	195.8
Online Wagering:
TwinSpires Horse Racing	403.4	289.9	290.2
TwinSpires Sports and Casino	4.9	0.6	—
Total Online Wagering	408.3	290.5	290.2
Gaming:
Fair Grounds and VSI	97.6	123.0	117.7
Presque Isle	75.2	138.5	—
Ocean Downs	60.3	85.9	25.9
Calder	51.8	99.8	98.6
Oxford Casino	44.9	101.7	102.0
Riverwalk Casino	49.1	58.9	54.5
Harlow’s Casino	41.8	55.3	50.2
Lady Luck Nemacolin	20.7	29.3	—
Saratoga	—	—	0.6
Total Gaming	441.4	692.4	449.5
All Other	61.5	72.6	73.5
Net revenue from external customers	$1,054.0	$1,329.7	$1,009.0

Intercompany net revenues:
Churchill Downs	$17.7	$15.2	$12.7
Online Wagering	1.6	1.1	1.3
Gaming:
Fair Grounds and VSI	2.2	1.8	1.6
Presque Isle	0.2	0.5	—
Calder	0.1	0.1	0.1
Total Gaming	2.5	2.4	1.7
All Other	13.2	11.6	11.2
Eliminations	(35.0)	(30.3)	(26.9)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Twelve Months Ended December 31, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$39.4	$387.5	$22.9	$449.8	$25.3	$475.1
Historical racing(a)	76.0	—	—	76.0	17.6	93.6
Racing event-related services	21.0	—	3.4	24.4	0.3	24.7
Gaming(a)	—	5.1	387.5	392.6	—	392.6
Other(a)	6.4	15.7	27.6	49.7	18.3	68.0
Total	$142.8	$408.3	$441.4	$992.5	$61.5	$1,054.0

	Twelve Months Ended December 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$59.0	$277.1	$30.7	$366.8	$41.1	$407.9
Historical racing(a)	81.6	—	—	81.6	—	81.6
Racing event-related services	118.7	—	4.1	122.8	5.6	128.4
Gaming(a)	—	0.6	585.2	585.8	—	585.8
Other(a)	14.9	12.8	72.4	100.1	25.9	126.0
Total	$274.2	$290.5	$692.4	$1,257.1	$72.6	$1,329.7

	Twelve Months Ended December 31, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$54.9	$278.4	$27.1	$360.4	$43.1	$403.5
Historical racing(a)	13.8	—	—	13.8	—	13.8
Racing event-related services	115.2	—	3.9	119.1	5.8	124.9
Gaming(a)	—	—	365.9	365.9	—	365.9
Other(a)	11.9	11.8	52.6	76.3	24.6	100.9
Total	$195.8	$290.2	$449.5	$935.5	$73.5	$1,009.0

(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $13.1 million in 2020, $33.4 million in 2019, and $26.1 million in 2018.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2020
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$160.5	$409.9	$443.9

Taxes and purses	(54.1)	(23.7)	(173.0)
Marketing and advertising	(4.1)	(16.5)	(7.5)
Salaries and benefits	(26.5)	(13.0)	(75.9)
Content expense	(1.0)	(204.9)	(3.5)
Selling, general and administrative expense	(7.0)	(8.9)	(25.4)
Other operating expense	(29.6)	(33.7)	(60.8)
Other income	0.1	0.1	78.9

Adjusted EBITDA	$38.3	$109.3	$176.7

	Year Ended December 31, 2019
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$289.4	$291.6	$694.8

Taxes and purses	(66.5)	(15.3)	(270.3)
Marketing and advertising	(7.1)	(12.2)	(21.5)
Salaries & benefits	(32.0)	(11.4)	(103.3)
Content expense	(2.4)	(152.8)	(6.0)
Selling, general and administrative expense	(8.0)	(7.2)	(29.0)
Other operating expense	(35.9)	(26.4)	(84.1)
Other income	0.2	—	100.3

Adjusted EBITDA	$137.7	$66.3	$280.9

	Year Ended December 31, 2018
(in millions)	Churchill Downs	Online Wagering	Gaming
Net revenue	$208.5	$291.5	$451.2

Taxes and purses	(41.3)	(15.2)	(153.4)
Marketing and advertising	(5.7)	(6.0)	(15.5)
Salaries & benefits	(23.7)	(9.2)	(68.9)
Content expense	(2.2)	(152.0)	(4.1)
Selling, general and administrative expense	(5.3)	(5.9)	(18.6)
Other operating expense	(28.0)	(24.2)	(60.0)
Other income	0.1	—	43.3

Adjusted EBITDA	$102.4	$79.0	$174.0

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2020	2019	2018
Reconciliation of Comprehensive (Loss) Income to Adjusted EBITDA:

Comprehensive (loss) income attributable to Churchill Downs Incorporated	$(81.9)	$137.5	$353.2
Foreign currency translation, net of tax	—	—	(0.6)
Change in pension benefits, net of tax	—	—	0.2
Net (loss) income attributable to Churchill Downs Incorporated	(81.9)	137.5	352.8
Net loss attributable to noncontrolling interest	0.2	0.3	—
Net (loss) income before noncontrolling interest	(82.1)	137.2	352.8
Loss (income) from discontinued operations, net of tax	95.4	2.4	(170.2)
Income from continuing operations, net of tax	13.3	139.6	182.6

Additions:
Depreciation and amortization	92.9	96.4	63.6
Interest expense	80.0	70.9	40.1
Income tax (benefit) provision	(5.3)	56.8	51.3
EBITDA	$180.9	$363.7	$337.6

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$23.7	$23.8	$17.7
Legal reserves	—	3.6	—
Other, net	0.8	0.4	(0.6)
Pre-opening expense	11.2	5.1	4.8
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	38.5	32.6	13.9
Changes in fair value of Midwest Gaming's interest rate swaps	12.9	12.4	—
Midwest Gaming's recapitalization and transactions costs	—	4.7	—
Other charges and recoveries, net	—	(0.2)	—
Gain on Ocean Downs/Saratoga transaction	—	—	(54.9)
Transaction expense, net	1.0	5.3	10.3
Impairment of tangible and other intangible assets	17.5	—	—
Total adjustments to EBITDA	105.6	87.7	(8.8)
Adjusted EBITDA	$286.5	$451.4	$328.8

Adjusted EBITDA by segment:
Churchill Downs	$38.3	$137.7	$102.4
Online Wagering	109.3	66.3	79.0
Gaming	176.7	280.9	174.0
Total segment Adjusted EBITDA	324.3	484.9	355.4
All Other	(37.8)	(33.5)	(26.6)
Total Adjusted EBITDA	$286.5	$451.4	$328.8

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The table below presents information about equity in income of unconsolidated affiliates included in our reported segments:

	Years Ended December 31,
(in millions)	2020	2019	2018
Gaming	$27.5	$50.5	$29.4
All Other	0.2	0.1	0.2
	$27.7	$50.6	$29.6

The table below presents total asset information for each of our segments:

	As of December 31,
(in millions)	2020	2019
Total assets:
Churchill Downs	$377.7	$370.3
Online Wagering	249.1	241.5
Gaming	957.4	1,030.1
Total segment assets	1,584.2	1,641.9
All Other	1,102.2	909.1
	$2,686.4	$2,551.0

The table below presents total capital expenditures for each of our segments:

	Years Ended December 31,
(in millions)	2020	2019	2018
Capital expenditures:
Churchill Downs	$38.2	$31.4	$109.6
Online Wagering	11.6	9.7	9.7
Gaming	6.5	37.1	20.7
Total segment capital expenditures	56.3	78.2	140.0
All Other	177.9	53.0	9.4
Total capital expenditures	$234.2	$131.2	$149.4

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
Refer to Note 23, Subsequent Events, for information regarding a related party transaction.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

23. SUBSEQUENT EVENTS
Stock Repurchase Agreement
On February 1, 2021, the Company entered into an agreement (the “Stock Repurchase Agreement”) with an affiliate of The Duchossois Group, Inc. (“TDG”) to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction. The aggregate purchase price was $193.9 million. The Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties.
The repurchase of shares of common stock from TDG pursuant to the Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and will not reduce the authorized amount remaining under, the existing common stock repurchase program from October 2018. The Company repurchased the shares using available cash and borrowings under the Revolver.
Amendment to Credit Agreement
Also, on February 1, 2021, the Company entered into an amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment increased the amount of certain otherwise restricted payments permitted during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate the repurchase of shares of common stock from TDG described above.
Arlington Park
On February 23, 2021, the Company launched a process to sell the 326 acres at Arlington Park.
24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions, except per common share data)	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$252.9	$185.1	$337.8	$278.2
Operating (loss) income	(11.6)	(0.4)	49.5	22.7
(Loss) income from continuing operations, net of tax	(22.6)	(23.6)	43.1	16.4
(Loss) income from discontinued operations, net of tax	(0.9)	(95.2)	—	0.7

Net (loss) income per common share - basic (c):
Continuing operations	$(0.57)	$(0.59)	$1.09	$0.41
Discontinued operations	$(0.02)	$(2.41)	$—	$0.02
Net (loss) income per common share - basic	$(0.59)	$(3.00)	$1.09	$0.43

Net (loss) income per common share - diluted (c):
Continuing operations	$(0.57)	$(0.59)	$1.08	$0.41
Discontinued operations	$(0.02)	$(2.41)	$—	$0.02
Net (loss) income per common share - diluted	$(0.59)	$(3.00)	$1.08	$0.43

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in millions, except per common share data)	Year Ended December 31, 2019
	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter(b)
Net revenues	$265.4	$477.4	$306.3	$280.6
Operating income	28.0	156.4	27.8	3.5
Income from continuing operations, net of tax	11.9	108.3	15.2	4.2
Income (loss) from discontinued operations, net of tax	(0.3)	(1.2)	(0.4)	(0.5)

Net income (loss) per common share - basic (c):
Continuing operations	$0.30	$2.70	$0.38	$0.11
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.01)
Net income per common share - basic	$0.29	$2.67	$0.37	$0.10

Net income (loss) per common share - diluted (c):
Continuing operations	$0.30	$2.66	$0.37	$0.11
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.01)
Net income per common share - diluted	$0.29	$2.63	$0.36	$0.10
(a)First quarter of 2019 includes the acquisitions of Presque Isle and Lady Luck Nemacolin, and the equity investment in Midwest Gaming.
(b)Fourth quarter of 2019 includes the acquisition of Turfway Park and $10.0 million accelerated amortization of the purchase and sale rights related to the Turfway Park Acquisition.
(c)Net (loss) income per common share calculations for each quarter are based on the weighted average number of shares outstanding during the respective period. The sum of the quarters may not equal the full-year income (loss) per share.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Churchill Downs Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessment for the Presque Isle Indefinite-Lived Gaming Rights Intangible Asset
As described in Notes 2, 7, and 8 to the consolidated financial statements, the Company’s indefinite-lived gaming rights intangible assets balance was $288.2 million as of December 31, 2020, of which $62.6 million relates to the Presque Isle indefinite-lived gaming rights intangible asset. Management performs an annual review for impairment as of April 1 of each fiscal year for its indefinite-lived intangible assets, or more frequently if events or circumstances indicate that it is more likely than not the relevant asset may be impaired. During the quarter ended March 31, 2020, management concluded it was more likely than not that the Presque Isle gaming rights intangible asset may be impaired due to the impact and uncertainty of the COVID-19 pandemic. Management performed an impairment assessment and recognized an impairment of $15.0 million for the Presque Isle indefinite-lived gaming rights intangible asset. The fair value of the Presque Isle indefinite-lived gaming rights intangible asset was determined by management using the Greenfield Method, which is an income approach methodology that calculates the present value based on a projected cash flow stream. The primary inputs used by management in the estimation of the fair value of the Presque Isle indefinite-lived gaming rights intangible asset included estimated future revenue, operating expenses, start-up costs, and discount rate.
The principal considerations for our determination that performing procedures relating to the impairment assessment for the Presque Isle indefinite-lived gaming rights intangible asset is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the gaming rights indefinite-lived intangible asset due to the significant judgment by management when developing the fair value estimate; (ii) significant audit effort in evaluating the significant assumptions related to estimated future revenue, operating expenses, start-up costs, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the intangible asset impairment assessment, including controls over management’s valuation of the Presque Isle indefinite-lived gaming rights intangible asset. These procedures also included, among others, testing management’s process for developing the fair value of the Presque Isle indefinite-lived gaming rights intangible asset; evaluating the appropriateness of the Greenfield Method; testing the completeness and accuracy of underlying data used in the Greenfield Method; and evaluating the reasonableness of significant assumptions used by management related to estimated future revenue, operating expenses, start-up costs, and discount rate. Evaluating management’s assumptions related to estimated future revenue, operating expenses, and start-up costs involved evaluating whether the assumptions used were reasonable considering the current and past performance of Presque Isle and relevant third-party economic and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Greenfield Method and evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 24, 2021

We have served as the Company’s auditor since 1990.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Churchill Downs Incorporated, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Churchill Downs Incorporated's internal control over financial reporting based upon the framework in the Integrated Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2020.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Chad E. Dobson
William C. Carstanjen	Marcia A. Dall	Chad E. Dobson
Chief Executive Officer	Executive Vice President and	Vice President and
February 24, 2021	Chief Financial Officer	Chief Accounting Officer
	February 24, 2021	February 24, 2021
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors and audit committee is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

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
Information about our Executive Officers

Name	Age as of 2/24/2021	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated

William C. Carstanjen	53	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	49	President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	57	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group and Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

Austin W. Miller	57	Senior Vice President of Gaming Operations since August 2013.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Schedule 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2020, 2019 and 2018 are included in Part II, Item 8:
		Consolidated Balance Sheets	53
		Consolidated Statements of Comprehensive (Loss) Income	52
		Consolidated Statements of Shareholders’ Equity	54
		Consolidated Statements of Cash Flows	55
		Notes to Consolidated Financial Statements	57
		Report of Independent Registered Public Accounting Firm	99
	(2)	Schedule II—Valuation and Qualifying Accounts	110
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.
	(3)	For the list of required exhibits, see exhibit index.	104
(b)		Exhibits	104
		See exhibit index.
(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Numbers		Description	By Reference To

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K filed January 17, 2019

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.2 to Current Report on Form 8-K filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

	(b)	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed December 27, 2017

	(c)	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 26, 2019

	(d)	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed December 27, 2017

	(e)	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities, LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 26, 2019

	(f)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934***

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed March 31, 1999

	(b)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed May 15, 2001

	(c)	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

	(d)	2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

	(e)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

	(f)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

	(g)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed August 7, 2007

	(h)	Third Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2019

	(i)	Amended and Restated Terms and Conditions of Performance Stock Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, dated as of December 19, 2008*	Exhibit 10.1 to Current Report on Form 8-K filed December 22, 2008

	(j)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

Numbers	Description	By Reference To
(k)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

(l)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

(m)	Form of Churchill Downs Incorporated Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10(LL) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 12, 2012

(n)	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013*	Exhibit A to Schedule 14A filed May 3, 2012

(o)	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit B to Schedule 14A filed May 3, 2012

(p)	Form of Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan, dated as of February 9, 2015, by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2015

(q)	Form of Churchill Downs Incorporated Restricted Stock Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1A to Current Report on Form 8-K filed September 28, 2015

(r)	Form of Churchill Downs Incorporated Performance Share Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1B to Current Report on Form 8-K filed September 28, 2015

(s)	Stock Repurchase Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K filed June 12, 2017

(t)	Amended and Restated Stockholder’s Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K filed June 12, 2017

(u)	Stock Repurchase Agreement, dated February 1, 2021, between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2021

(v)	Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	Exhibit 4.3 to Current Report on Form 8-K filed December 27, 2017

(w)	First Amendment to Credit Agreement, dated March 16, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2020

(x)	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders party thereto, and JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

(y)	Third Amendment to Credit Agreement, dated February 1, 2021, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders parties thereto, and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to Current Report on Form 8-K filed February 2, 2021

(z)	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed August 3, 2016

(aa)	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan*	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2016

Numbers		Description	By Reference To
	(bb)	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan*	Exhibit B to Schedule 14A filed March 29, 2016

	(cc)	Churchill Downs Incorporated Restricted Stock Unit Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2019

	(dd)	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2018

	(ee)	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.2 to Current Report on Form 8-K filed November 5, 2018

	(ff)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.3 to Current Report on Form 8-K filed November 5, 2018

	(gg)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.4 to Current Report on Form 8-K filed November 5, 2018

	(hh)	Change in Control, Severance, and Indemnity Agreement, dated as of October 1, 2019, by and between Churchill Downs Incorporated and Austin W. Miller*	Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2019

	(ii)	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 27, 2020, by and between Churchill Downs Incorporated and Marcia A. Dall*	Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2020

	(jj)	First amendment to the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan, dated as of February 12, 2020*	Exhibit 10(ff) to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed February 26, 2020

	(kk)	Class Action Settlement Agreement, dated as of July 24, 2020, by and between Kater et al. and Churchill Downs Incorporated et al.**

21		Subsidiaries of the Registrant**

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm**

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))* **

101	INS	Inline XBRL Instance Document**

101	SCH	Inline XBRL Taxonomy Extension Schema Document**

101	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

Numbers		Description	By Reference To
101	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)
February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 24, 2021	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 24, 2021	February 24, 2021
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman	/s/ Robert L. Fealy
R. Alex Rankin	Ulysses L. Bridgeman	Robert L. Fealy
February 24, 2021	February 24, 2021	February 24, 2021
(Chairman of the Board)	(Director)	(Director)

/s/ Douglas C. Grissom	/s/ Daniel P. Harrington	/s/ Karole F. Lloyd
Douglas C. Grissom	Daniel P. Harrington	Karole F. Lloyd
February 24, 2021	February 24, 2021	February 24, 2021
(Director)	(Director)	(Director)

/s/ Paul C. Varga
Paul C. Varga
February 24, 2021	February 24, 2021	February 24, 2021
(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Change in Accounting Standard	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
2020	$4.4	$0.5	$2.5	$(2.5)	$4.9
2019	4.0	—	2.1	(1.7)	4.4
2018	3.6	—	3.0	(2.6)	4.0

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2020	$0.2	$1.2	$—	$1.4
2019	0.2	—	—	0.2
2018	0.2	—	—	0.2