Form 10-Q
period 2021-03-31
Churchill Downs Inc
filed 2021-04-21
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at April 7, 2021 was 38,520,526 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2021	2020
Net revenue:
Live and Historical Racing	$63.2	$28.1
TwinSpires	99.7	69.1
Gaming	152.0	145.9
All Other	9.4	9.8
Total net revenue	324.3	252.9
Operating expense:
Live and Historical Racing	54.7	33.1
TwinSpires	73.0	50.8
Gaming	106.3	124.1
All Other	13.3	14.6
Selling, general and administrative expense	30.2	24.1
Impairment of intangible assets	—	17.5
Transaction expense, net	0.1	0.3
Total operating expense	277.6	264.5
Operating income (loss)	46.7	(11.6)
Other income (expense):
Interest expense, net	(19.4)	(19.3)
Equity in income (loss) of unconsolidated affiliates	24.9	(3.3)
Miscellaneous, net	0.1	—
Total other income (expense)	5.6	(22.6)
Income (loss) from continuing operations before provision for income taxes	52.3	(34.2)
Income tax (provision) benefit	(16.2)	11.6
Income (loss) from continuing operations, net of tax	36.1	(22.6)
Loss from discontinued operations, net of tax	—	(0.9)
Net income (loss)	36.1	(23.5)
Net loss attributable to noncontrolling interest	—	(0.1)
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$36.1	$(23.4)

Net income (loss) per common share data - basic:
Continuing operations	$0.93	$(0.57)
Discontinued operations	$—	$(0.02)
Net income (loss) per common share data - basic	$0.93	$(0.59)

Net income (loss) per common share data - diluted:
Continuing operations	$0.91	$(0.57)
Discontinued operations	$—	$(0.02)
Net income (loss) per common share data - diluted	$0.91	$(0.59)

Weighted average shares outstanding:
Basic	39.0	39.7
Diluted	39.6	39.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$147.7	$67.4
Restricted cash	48.0	53.6
Accounts receivable, net	45.3	36.5
Income taxes receivable	69.4	49.4
Other current assets	36.4	28.2
Total current assets	346.8	235.1
Property and equipment, net	1,068.7	1,082.1
Investment in and advances to unconsolidated affiliates	633.7	630.6
Goodwill	366.8	366.8
Other intangible assets, net	349.4	350.6
Other assets	21.7	21.2
Total assets	$2,787.1	$2,686.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74.7	$70.7
Accrued expenses and other current liabilities	171.0	167.8
Current deferred revenue	52.5	32.8
Current maturities of long-term debt	7.0	4.0
Dividends payable	—	24.9
Current liabilities of discontinued operations	—	124.0
Total current liabilities	305.2	424.2
Long-term debt, net of current maturities and loan origination fees	672.9	530.5
Notes payable, net of debt issuance costs	1,291.4	1,087.8
Non-current deferred revenue	18.4	17.1
Deferred income taxes	248.8	213.9
Other liabilities	48.2	45.8
Total liabilities	2,584.9	2,319.3
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	1.7	18.2
Retained earnings	201.4	349.8
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	202.2	367.1
Total liabilities and shareholders' equity	$2,787.1	$2,686.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2020	39.5	$18.2	$349.8	$(0.9)	$—	$367.1
Net income			36.1			36.1
Issuance of common stock	0.1					—
Repurchase of common stock	(1.0)	(22.0)	(171.9)			(193.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(12.6)			(12.6)
Stock-based compensation		5.5				5.5
Balance, March 31, 2021	38.5	$1.7	$201.4	$(0.9)	$—	$202.2

	Three Months Ended March 31, 2020
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
Net loss			(23.4)		(0.1)	(23.5)
Repurchase of common stock	(0.3)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards			(15.1)			(15.1)
Stock-based compensation		4.3				4.3
Adoption of ASC 326			(0.5)			(0.5)
Balance, March 31, 2020	39.4	$—	$433.9	$(0.9)	$2.6	$435.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$36.1	$(23.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26.0	22.0
Distributions from unconsolidated affiliates	22.0	1.3
Equity in (income) loss of unconsolidated affiliates	(24.9)	3.3
Stock-based compensation	5.5	4.3
Deferred income taxes	5.7	(1.9)
Impairment of intangible assets	—	17.5
Amortization of operating lease assets	0.2	1.2
Other	1.2	0.9
Changes in operating assets and liabilities:
Income taxes	9.2	(10.7)
Deferred revenue	21.0	53.4
Current liabilities of discontinued operations	(124.0)	—
Other assets and liabilities	2.2	(24.3)
Net cash (used in) provided by operating activities	(19.8)	43.5
Cash flows from investing activities:
Capital maintenance expenditures	(4.7)	(9.0)
Capital project expenditures	(7.6)	(39.3)
Net cash used in investing activities	(12.3)	(48.3)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	780.8	719.8
Repayments of borrowings under long-term debt obligations	(425.7)	(32.4)
Payment of dividends	(24.8)	(23.4)
Repurchase of common stock	(193.9)	(28.4)
Cash settlement of stock awards	—	(12.7)
Taxes paid related to net share settlement of stock awards	(12.6)	(15.1)
Debt issuance costs	(5.8)	(0.9)
Change in bank overdraft	(12.8)	—
Other	1.6	(0.1)
Net cash provided by financing activities	106.8	606.8
Net increase in cash, cash equivalents and restricted cash	74.7	602.0
Cash, cash equivalents and restricted cash, beginning of period	121.0	142.5
Cash, cash equivalents and restricted cash, end of period	$195.7	$744.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15.4	$16.6
Income taxes	0.1	0.5
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	4.2	36.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The Churchill Downs Incorporated (the "Company", "we", "us", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
We conduct our business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. We aggregate our other businesses as well as certain corporate operations, and other immaterial joint ventures, in All Other. We report net revenue and operating expense associated with these reportable segments in the accompanying condensed consolidated statements of comprehensive income (loss).
Segments
During the first quarter of 2021, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth from Oak Grove Racing, Gaming & Hotel ("Oak Grove") and Turfway Park, which opened its annex historical racing machine ("HRM") facility, Newport Racing & Gaming ("Newport"), in October 2020, which resulted in our chief operating decision maker's decision to include Oak Grove, Turfway Park and Newport in the new Live and Historical Racing segment. The Live and Historical Racing segment now includes Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport. We also realigned our retail sports betting results at our wholly-owned casinos from our Gaming segment to our TwinSpires segment. As a result of this realignment, our operating segments that meet the requirements to be disclosed separately as reportable segments are: Live and Historical Racing, TwinSpires, and Gaming. We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in our condensed consolidated statements of comprehensive income (loss). The prior year results in the accompanying condensed consolidated statements of comprehensive income (loss) were reclassified to conform to this presentation.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic has resulted in travel limitations and business and government shutdowns which have had significant negative economic impacts in the United States and in relation to our business. Although vaccines are now available, distribution is currently limited and there can be no assurance that these vaccines will be successful in ending the COVID-19 global pandemic. The long-term impact of COVID-19 on the U.S. and world economies and continuing impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. On March 25, 2020, as a result of the temporary closures and suspended operations, the Company announced the temporary furlough of employees at its wholly-owned and managed gaming properties and certain racing operations. The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2021, all of our properties were reopened with certain operating restrictions.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted on January 1, 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2020. The adoption of this ASU did not have a material impact on our business.
Effective after 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate (LIBOR), and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance was effective upon issuance; if elected, it is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the adoption of this new accounting standard will have on our results of operations, financial condition, and cash flows.
3. DISCONTINUED OPERATIONS
On November 29, 2017, the Company entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. ("Aristocrat"), a Nevada corporation, an indirect, wholly-owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction"). On January 9, 2018, pursuant to the Stock Purchase Agreement, the Company completed the Big Fish Transaction. Aristocrat paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
The Big Fish Games business and the related Big Fish Transaction meet the criteria for discontinued operation presentation. The condensed consolidated statements of comprehensive income (loss) and the notes to condensed consolidated financial statements reflect Big Fish Games as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The condensed consolidated statements of cash flows include both continuing and discontinued operations.
Kater and Thimmegowda Settlement
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated and Manasa Thimmegowda v. Big Fish Games, Inc. (collectively, the "Kater and Thimmegowda Litigation"). The $124.0 million settlement was paid on March 25, 2021.
The following table presents the financial results of Big Fish Games included in "loss from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
(in millions)	2021	2020
Net revenue	$—	$—

Selling, general and administrative expense	—	1.2
Loss from discontinued operations before provision for income taxes	—	(1.2)
Income tax benefit	—	0.3
Loss from discontinued operations, net of tax	$—	$(0.9)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $366.8 million as of March 31, 2021 and December 31, 2020.
Other intangible assets are comprised of the following:

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.2	$(17.8)	$13.4	$31.2	$(16.6)	$14.6
Indefinite-lived intangible assets			336.0			336.0
Total			$349.4			$350.6
Refer to Note 5, Asset Impairment, for information regarding intangible asset impairments recognized during the first quarter of 2020.
5. ASSET IMPAIRMENT
During the quarter ended March 31, 2020, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of the Company's intangible assets, goodwill, or property and equipment, were impaired ("Trigger Event"), or if there were any other than temporary impairments of our equity investments. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of April 1, 2019, changes in carrying values, changes in discount rates, and the impact of temporary property closures due to the COVID-19 global pandemic on cash flows. Because Presque Isle Downs and Casino (“Presque Isle”) was acquired in 2019, we did not expect the estimated fair value and the carry value to be significantly different. Based on the Company's evaluation, the Company concluded that a Trigger Event occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of the COVID-19 global pandemic.
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
Based on the Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the $77.6 million carrying value of the Presque Isle gaming rights exceeded the fair value of $62.6 million and the Company recognized an impairment of $15.0 million in first quarter of 2020 for the Presque Isle gaming rights ($12.5 million related to the Gaming segment and $2.5 million related to the TwinSpires segment).
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

flow stream. As a result, the Company did not recognize an impairment for Presque Isle goodwill in the first quarter of 2020 because the fair value exceeded the carrying value.
6. INCOME TAXES
The Company’s effective income tax rate for the three months ended March 31, 2021 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes, non-deductible officer’s compensation, and an increase to our unrecognized tax benefits due to an extension of the statute of limitations for certain tax positions. This expense was partially offset by tax benefits resulting from year-to-date tax deductions from vesting of restricted stock compensation in excess of book deductions.
The Company’s effective income tax rate for the three months ended March 31, 2020 reflects a tax benefit on a pretax loss. The income tax rate was higher than the U.S. federal statutory rate of 21.0% primarily resulting from tax benefits recognized during a period of pretax loss related to state income taxes and tax deductions from year-to-date vesting of restricted stock compensation in excess of book deductions.
7. SHAREHOLDERS’ EQUITY
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
We have approximately $147.1 million of repurchase authority remaining under this program at March 31, 2021, based on trade date. There were no repurchases of our common stock under our October 2018 stock repurchase program for the three months ended March 31, 2021. We repurchased 235,590 shares of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $27.9 million based on trade date for the three months ended March 31, 2020.
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
The repurchase of shares of common stock from TDG pursuant to the Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The Company repurchased the shares using available cash and borrowings under the Revolver.
8. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $5.5 million for the three months ended March 31, 2021 and $4.3 million for the three months ended March 31, 2020.
During the three months ended March 31, 2021, the Company awarded RSUs to employees and RSUs and PSUs to certain named executive officers ("NEOs"). The vesting criteria for the PSU awards granted in 2021 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
On February 12, 2020, the Compensation Committee of the Board of Directors offered, and the NEOs accepted, to settle the 2017 PSU Awards in cash.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the RSUs and PSUs granted during 2021 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded (1)	Vesting Terms

2021	RSU	62	Vest equally over three service periods ending in 2024
2021	PSU	27	Three year performance and service period ending in 2023
(1) PSUs presented are based on the target number of units for the original PSU grant.
9. DEBT
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
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 7, Shareholders' Equity, for information regarding this transaction.
On March 17, 2021, the Company entered into the Incremental Joinder Agreement No. 1 (the "Joinder") to its Credit Agreement which provided $300.0 million in New Term Loan Commitments ("Term Loan B-1") as a new tranche of term loans under the existing Credit Agreement (as conformed to recognize the new loan), and carries a maturity date of March 17, 2028. The Term Loan B-1 bears interest at LIBOR plus 200 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company capitalized $3.4 million of debt issuance costs associated with the Joinder which are being amortized as interest expense over the 7 year term of the Term Loan B-1.
The interest rate on the Revolver on March 31, 2021 was LIBOR plus 175 points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of March 31, 2021. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
Although the Company was not required to meet the Company’s financial covenants under the Credit Agreement on March 31, 2021 (as a result of the Second Amendment), the Company was compliant with all applicable covenants on March 31, 2021.
2028 Senior Notes Second Supplemental Indenture
On March 17, 2021, the Company completed an offering of $200.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Additional 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional 2028 Notes were offered under the indenture dated as of December 27, 2017, governing the $500.0 million aggregate principal amount of 4.75% Senior Unsecured Notes due 2028 ("Existing 2028 Notes") and form a part of the same series for purposes of the indenture. In connection with the offering, we capitalized $3.3 million of debt issuance costs which are being amortized as interest expense over the term of the Additional 2028 Notes. Upon completion of this offering, the aggregate principal amount of outstanding of the Existing 2028 Notes, together with the Additional 2028 Notes (collectively the "2028 Senior Notes") is $700.0 million.
The Additional 2028 Notes were issued at 103.25% of the principal amount, plus interest deemed to have accrued from January 15, 2021, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2021. The 2028 Senior

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes will vote as one class under the indenture governing the 2028 Senior Notes. The 3.25% premium will be amortized through interest expense, net over the term of the Additional 2028 Notes.
The Company used the net proceeds from the Additional 2028 Notes and the Term Loan B-1 (i) to repay indebtedness outstanding under our Revolving Credit Facility, (ii) to fund related transaction fees and expenses and (iii) for working capital and other general corporate purposes.
The Company may redeem some or all of the Additional 2028 Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the Additional 2028 Notes at redemption prices set forth in the 2028 Offering Memorandum.
In connection with the issuance of the Additional 2028 Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 17, 2021.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2021, the Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year of an aggregate transaction price of $136.0 million. The revenue we expect to recognize on these remaining performance obligations is $32.5 million for the remainder of 2021, $37.8 million in 2022, $23.3 million in 2023, and the remainder thereafter.
As of March 31, 2021, our remaining performance obligations in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of March 31, 2021 and December 31, 2020, contract assets were not material.
As of March 31, 2021 and December 31, 2020, contract liabilities were $74.3 million and $53.7 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the increase was primarily due to cash payments received for unfulfilled performance obligations. We recognized $2.6 million of revenue during the three months ended March 31, 2021 that was included in the contract liabilities balance at December 31, 2020. We recognized $3.8 million of revenue during the three months ended March 31, 2020 that was included in the contract liabilities balance at December 31, 2019.
Disaggregation of Revenue
In Note 16, Segment Information, the Company has included its disaggregated revenue disclosures as follows:
•For the Live and Historical Racing segment, revenue is disaggregated between racing facilities and HRM facilities given that our racing facilities revenues primarily revolve around live racing events while our HRM facilities revenues primarily revolve around historical racing events. This segment is also disaggregated by location given the geographic economic factors that affect the revenue of service offerings. Within the Live and Historical racing segment, revenue is further disaggregated between live and simulcast racing, historical racing, racing event-related services, and other services.
•For the TwinSpires segment, revenue is disaggregated between Horse Racing and Sports and Casino given that Horse Racing revenue is primarily related to online pari-mutuel wagering on live race events while Sports and Casino revenue relates to casino gaming service offerings. Within the TwinSpires segment, revenue is further disaggregated between live and simulcast racing, gaming, and other services.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
13

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Account wagering deposits liability	$40.9	$38.1
Accrued interest	23.8	19.2
Purses payable	14.7	18.5
Accrued salaries and related benefits	14.1	19.6
Other	77.5	72.4
Total	$171.0	$167.8
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of March 31, 2021 and December 31, 2020 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and two other immaterial joint ventures.
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%; (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of March 31, 2021, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $833.1 million.
Our investment in Rivers Des Plaines was $523.1 million and $519.0 million as of March 31, 2021 and December 31, 2020, respectively. The Company received distributions from Rivers Des Plaines of $12.0 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $109.3 million and $110.7 million as of March 31, 2021 and December 31, 2020, respectively. The Company received distributions from MVG of $10.0 million for the three months ended March 31, 2021. There were no distributions for the three months ended March 31, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended March 31,
(in millions)	2021	2020
Net revenue	$138.7	$137.8

Operating and SG&A expense	85.6	100.8
Depreciation and amortization	4.3	4.2
Total operating expense	89.9	105.0
Operating income	48.8	32.8
Interest and other, net	(4.6)	(35.8)
Net income (loss)	$44.2	$(3.0)

(in millions)	March 31, 2021	December 31, 2020
Assets
Current assets	$87.7	$132.8
Property and equipment, net	265.7	267.5
Other assets, net	246.5	244.9
Total assets	$599.9	$645.2
Liabilities and Members' Deficit
Current liabilities	$122.1	$133.5
Long-term debt	722.0	753.5
Other liabilities	35.6	42.3
Members' deficit	(279.8)	(284.1)
Total liabilities and members' deficit	$599.9	$645.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. FAIR VALUE OF ASSETS AND LIABILITIES
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
Debt
The fair value of the Company’s 2028 Senior Notes and 5.500% Senior Notes due 2027 (the "2027 Senior Notes") are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's Term Loan B, Term Loan B-1, and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$48.0	$48.0	$48.0	$—	$—
Financial liabilities:
Term Loan B	384.0	387.0	—	387.0	—
Term Loan B-1	295.9	300.0	—	300.0	—
2027 Senior Notes	593.4	625.9	—	625.9	—
2028 Senior Notes	698.0	724.4	—	724.4	—

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$53.6	$53.6	$53.6	$—	$—
Financial liabilities:
Term Loan B	384.8	388.0	—	388.0	—
Revolver	149.7	149.7	—	149.7	—
2027 Senior Notes	593.2	635.2	—	635.2	—
2028 Senior Notes	494.6	526.9	—	526.9	—
14. CONTINGENCIES
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Numerator for basic net income (loss) per common share:
Net income (loss) from continuing operations	$36.1	$(22.6)
Net loss attributable to noncontrolling interest	—	(0.1)
Net income (loss) from continuing operations, net of loss attributable to noncontrolling interests	36.1	(22.5)
Net loss from discontinued operations	—	(0.9)
Numerator for basic net income (loss) per common share	$36.1	$(23.4)
Numerator for diluted net income (loss) from continuing operations per common share	$36.1	$(22.5)
Numerator for diluted net income (loss) per common share	$36.1	$(23.4)

Denominator for net income (loss) per common share:
Basic	39.0	39.7
Plus dilutive effect of stock awards	0.6	—
Diluted	39.6	39.7

Net income (loss) per common share data:
Basic
Continuing operations	$0.93	$(0.57)
Discontinued operations	$—	$(0.02)
Net income (loss) per common share - basic	$0.93	$(0.59)

Diluted
Continuing operations	$0.91	$(0.57)
Discontinued operations	$—	$(0.02)
Net income (loss) per common share - diluted	$0.91	$(0.59)

Anti-dilutive stock awards excluded from the calculation of diluted shares	—	0.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. SEGMENT INFORMATION
We manage our operations through three reportable segments:
•Live and Historical Racing
The Live and Historical Racing segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport.
Churchill Downs Racetrack is the home of the Kentucky Derby and conducts live racing during the year. Derby City Gaming is a historical racing machine facility that operates under the Churchill Downs pari-mutuel racing license at its ancillary training facility in Louisville, Kentucky. Oak Grove conducts live harness racing during the year and operates a HRM facility under its pari-mutuel racing license. Turfway Park conducts live racing during the year, and Newport is an ancillary HRM facility that operates under the Turfway Park pari-mutuel racing license.
Our Live and Historical Racing properties earn commissions primarily from pari-mutuel wagering on live and historical races; simulcast fees earned from other wagering sites; admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services (collectively "racing event-related services"), as well as food and beverage services.
•TwinSpires
The TwinSpires segment includes the revenue and expenses for the online horse racing and the online and retail sports betting and iGaming wagering business.
TwinSpires Horse Racing operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers (through Velocity); and provides the Bloodstock Research Information Services platform for horse racing statistical data.
Our sports betting and iGaming business includes the retail and online TwinSpires sports betting and casino gaming operations.
Our TwinSpires Sports and Casino business operates our sports betting and casino iGaming platform in multiple states. The Company launched its mobile sports betting app in Michigan in January 2021 and Tennessee in March 2021. The TwinSpires Sports and Casino business includes the mobile and online sports betting and casino results and the results of our six retail sportsbooks, which include our wholly-owned properties at Harlow’s Casino Resort and Spa (“Harlow’s”), Presque Isle, and Riverwalk Casino Hotel (“Riverwalk”), as well as in Colorado, Indiana and Michigan which utilize a third party's casino license.
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
◦Oxford Casino and Hotel ("Oxford")
◦Presque Isle
◦Riverwalk
The Gaming segment Adjusted EBITDA also includes the Adjusted EBITDA related to the Company’s equity investments in the following:
◦61.3% equity investment in Rivers Des Plaines
◦50% equity investment in MVG

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington International Racecourse ("Arlington")
•United Tote
•Corporate
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in the accompanying condensed consolidated statements of comprehensive income (loss). Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy and allocate resources. Adjusted EBITDA includes the following adjustments:
Adjusted EBITDA includes our portion of EBITDA from our equity investments.
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition and disposition related charges; and
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
We utilize the Adjusted EBITDA metric to provide a more accurate measure of our core operating results and enable management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income (loss).
The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive income (loss) to Adjusted EBITDA:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$2.0	$1.9
Derby City Gaming	32.9	21.6
Oak Grove	19.4	—
Turfway Park	4.5	4.6
Newport	4.4	—
Total Live and Historical Racing	63.2	28.1
TwinSpires:
Horse Racing	92.7	66.6
Sports and Casino	7.0	2.5
Total TwinSpires	99.7	69.1
Gaming:
Fair Grounds and VSI	38.3	31.6
Presque Isle	23.8	27.0
Calder	20.9	21.8
Oxford	15.7	20.1
Ocean Downs	20.0	14.8
Riverwalk	14.4	12.0
Harlow’s	14.0	11.3
Lady Luck Nemacolin	4.9	7.3
Total Gaming	152.0	145.9
All Other	9.4	9.8
Net revenue from external customers	$324.3	$252.9

	Three Months Ended March 31,
(in millions)	2021	2020
Intercompany net revenue:
Live and Historical Racing	$1.5	$1.0
TwinSpires	0.4	0.3
Gaming	2.0	1.5
All Other	2.7	2.4
Eliminations	(6.6)	(5.2)
Intercompany net revenue	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.9	$89.2	$11.7	$106.8	$5.1	$111.9
Historical racing(a)	52.9	—	—	52.9	—	52.9
Racing event-related services	—	—	0.7	0.7	—	0.7
Gaming(a)	—	7.0	132.5	139.5	—	139.5
Other(a)	4.4	3.5	7.1	15.0	4.3	19.3
Total	$63.2	$99.7	$152.0	$314.9	$9.4	$324.3

	Three Months Ended March 31, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.2	$63.9	$9.9	$79.0	$5.7	$84.7
Historical racing(a)	20.4	—	—	20.4	—	20.4
Racing event-related services	—	—	1.3	1.3	0.1	1.4
Gaming(a)	—	2.5	119.8	122.3	—	122.3
Other(a)	2.5	2.7	14.9	20.1	4.0	24.1
Total	$28.1	$69.1	$145.9	$243.1	$9.8	$252.9
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $3.7 million for the three months ended March 31, 2021 and $7.6 million for the three months ended March 31, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$64.7	$100.1	$154.0

Taxes and purses	(20.0)	(6.4)	(59.3)
Marketing and advertising	(2.1)	(8.5)	(1.4)
Salaries and benefits	(10.0)	(3.1)	(19.9)
Content expense	(0.6)	(46.5)	(1.0)
Selling, general and administrative expense	(3.0)	(2.2)	(6.0)
Other operating expense	(10.7)	(10.9)	(15.5)
Other income	—	—	31.5
Adjusted EBITDA	$18.3	$22.5	$82.4

	Three Months Ended March 31, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$29.1	$69.4	$147.4

Taxes and purses	(9.5)	(4.3)	(58.7)
Marketing and advertising	(1.2)	(3.5)	(5.3)
Salaries and benefits	(7.2)	(3.5)	(29.5)
Content expense	(0.7)	(32.6)	(1.0)
Selling, general and administrative expense	(1.7)	(1.4)	(6.7)
Other operating expense	(7.8)	(8.1)	(19.5)
Other income	—	—	21.2
Adjusted EBITDA	$1.0	$16.0	$47.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA:

Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$36.1	$(23.4)
Net loss attributable to noncontrolling interest	—	0.1
Net income (loss) before noncontrolling interest	36.1	(23.5)
Loss from discontinued operations, net of tax	—	0.9
Income (loss) from continuing operations, net of tax	36.1	(22.6)

Additions:
Depreciation and amortization	26.0	22.0
Interest expense	19.4	19.3
Income tax provision (benefit)	16.2	(11.6)
EBITDA	$97.7	$7.1

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$5.5	$4.3
Pre-opening expense and other expense	0.6	1.7
Impairment of intangible assets	—	17.5
Transaction expense, net	0.1	0.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.6	9.5
Changes in fair value of Rivers Des Plaines' interest rate swaps	(4.2)	14.9
Rivers Des Plaines' legal reserves and transaction costs	1.3	—
Total adjustments to EBITDA	12.9	48.2
Adjusted EBITDA	$110.6	$55.3

Adjusted EBITDA by segment:
Live and Historical Racing	$18.3	$1.0
TwinSpires	22.5	16.0
Gaming	82.4	47.9
Total segment Adjusted EBITDA	123.2	64.9
All Other	(12.6)	(9.6)
Total Adjusted EBITDA	$110.6	$55.3

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about equity in income (loss) of unconsolidated affiliates included in our reported segments:

	Three Months Ended March 31,
(in millions)	2021	2020
Gaming	$24.9	$(3.3)
As noted in Note 1, Description of Business, we updated our segments and moved our Oak Grove, Turfway Park and Newport businesses into the Live and Historical Racing segment with Churchill Downs Racetrack and Derby City Gaming. As a result, we moved $196.4 million of assets from Oak Grove, $52.1 million of assets from Turfway Park, and $37.9 million from Newport from All Other segment assets to the Live and Historical Racing segment at December 31, 2020. As noted in Note 9, Debt, as a result of our proceeds received from the Term Loan B-1 and Additional 2028 Notes, our All Other total assets increased $99.8 million at March 31, 2021 compared to December 31, 2020, which was primarily an increase in cash and cash equivalents. There were no other significant changes in our segment assets at March 31, 2021 compared to December 31, 2020.
The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2021	2020
Capital expenditures, net:
Live and Historical Racing	$7.8	$39.7
TwinSpires	2.3	3.5
Gaming	1.6	3.3
Total segment capital expenditures	11.7	46.5
All Other	0.6	1.8
Total capital expenditures	$12.3	$48.3
17. SUBSEQUENT EVENT
As of the date of this filing, there were no subsequent events that may impact our disclosures in the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
24

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
•the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather;
•the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit;
•additional or increased taxes and fees;
•the impact of significant competition, and the expectation the competition levels will increase;
•changes in consumer preferences, attendance, wagering, and sponsorships;
•loss of key or highly skilled personnel;
•lack of confidence in the integrity of our core businesses or any deterioration in our reputation;
•risks associated with equity investments, strategic alliances and other third-party agreements;
•inability to respond to rapid technological changes in a timely manner;
•concentration and evolution of slot machine manufacturing and other technology conditions that could impose additional costs;
•inability to negotiate agreements with industry constituents, including horsemen and other racetracks;
•inability to successfully expand our TwinSpires Sports and Casino business and effectively compete;
•inability to identify and complete expansion, acquisition or divestiture projects, on time, on budget or as planned;
•difficulty in integrating recent or future acquisitions into our operations;
•costs and uncertainties relating to the development of new venues and expansion of existing facilities;
•general risks related to real estate ownership and significant expenditures, including fluctuations in market values and environmental regulations;
•reliance on our technology services and catastrophic events and system failures disrupting our operations;
•online security risk, including cyber-security breaches, or loss or misuse of our stored information as a result of a breach, including customers’ personal information, could lead to government enforcement actions or other litigation;
•personal injury litigation related to injuries occurring at our racetracks;
•compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations;
•payment-related risks, such as risk associated with fraudulent credit card and debit card use;
•work stoppages and labor issues;
•risks related to pending or future legal proceedings and other actions;
•highly regulated operations and changes in the regulatory environment could adversely affect our business;
•restrictions in our debt facilities limiting our flexibility to operate our business;
•failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness; and
•increase in our insurance costs, or obtain similar insurance coverage in the future, and inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
25

Our Business
Executive Overview
Churchill Downs Incorporated (the "Company") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have seven retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Segments
During the first quarter of 2021, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth from Oak Grove Racing, Gaming & Hotel ("Oak Grove") and Turfway Park, which opened its annex historical racing machine ("HRM") facility, Newport Racing & Gaming ("Newport"), in October 2020, which resulted in our chief operating decision maker's decision to include Oak Grove, Turfway Park and Newport in the new Live and Historical Racing segment. The Live and Historical Racing segment now includes Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport. We also realigned our retail sports betting results at our wholly-owned casinos from our Gaming segment to our TwinSpires segment. As a result of this realignment, our operating segments that meet the requirements to be disclosed separately as reportable segments are: Live and Historical Racing, TwinSpires, and Gaming. We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in our condensed consolidated statements of comprehensive income (loss).
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic has resulted in travel limitations and business and government shutdowns which have had significant negative economic impacts in the United States and in relation to our business. Although vaccines are now available, distribution is currently limited and there can be no assurance that these vaccines will be successful in ending the COVID-19 global pandemic. The long-term impact of COVID-19 on the U.S. and world economies and continuing impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees, customers, and communities, we temporarily suspended operations at our properties in March 2020. On March 25, 2020, as a result of the temporary closures and suspended operations, the Company announced the temporary furlough of employees at its wholly-owned and managed gaming properties and certain racing operations. The Company also implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varies dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount.
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
As of March 31, 2021, all of our properties were reopened with certain operating restrictions.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
26

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
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition and disposition related charges; and
–Other transaction expense, including legal, accounting and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income (loss). Refer to the reconciliation of comprehensive income to Adjusted EBITDA included in this section for additional information.
Government Regulations and Legislative Actions
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. There have been no material changes with respect to our regulatory and legislative activities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Consolidated Financial Results
The following table reflects our net revenue, operating income (loss), net income (loss), Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Net revenue	$324.3	$252.9	$71.4
Operating income (loss)	46.7	(11.6)	58.3
Operating income (loss) margin	14%	(5)%
Net income (loss) from continuing operations	$36.1	$(22.6)	$58.7
Net income (loss) attributable to Churchill Downs Incorporated	36.1	(23.4)	59.5
Adjusted EBITDA	110.6	55.3	55.3
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020
•Net revenue increased $71.4 million due to a $35.1 million increase from Live and Historical Racing driven primarily from Derby City Gaming and the opening of Oak Grove in September 2020, a $30.6 million increase from TwinSpires due to an increase in handle, and a $6.1 million increase from Gaming due to the temporary suspension of operations in March 2020. Partially offsetting these increases was $0.4 million from All Other.
•Operating income (loss) increased $58.3 million due to a $23.9 million increase from Gaming due to increased operating efficiencies and the temporary closure of our Gaming properties in March 2020; a $17.5 million non-cash intangible asset impairment from the first quarter of 2020 that did not recur in the first quarter of 2021; a $13.5 million

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
27

increase from Live and Historical Racing primarily related to the Oak Grove HRM facility opening in September 2020 and increased operating efficiencies and the increase in net revenue at Derby City Gaming; an $8.4 million increase from TwinSpires primarily due to the increase in handle; a $0.9 million increase from All Other primarily from increased operating efficiencies at Arlington; and a $0.2 million increase from other sources. Partially offsetting these increases was a $6.1 million increase in selling, general and administrative expenses primarily due to an increase in accrued bonuses in the current quarter due to the temporary suspension of operations in March 2020.
•Net income (loss) from continuing operations increased $58.7 million. The following items impacted comparability of the Company's first quarter of 2021 net income from continuing operations compared to the prior year quarter: a $14.0 million after-tax expense decrease related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps; a $12.0 million non-cash after-tax impact related to our intangible asset impairment from the first quarter of 2020 that did not recur in the first quarter of 2021; and a $1.0 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Partially offsetting these decreases was a $0.9 million after-tax increase in Rivers Des Plaines' legal reserves and transaction costs. Excluding these items, net income (loss) from continuing operations increased $32.6 million primarily due to a $33.4 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $0.8 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net income (loss) attributable to Churchill Downs Incorporated increased $59.5 million due to a $58.7 million increase in net income from continuing operations discussed above and a $0.9 million decrease in net loss from discontinued operations, partially offset by a $0.1 million decrease in net loss attributable to our noncontrolling interest.
•Adjusted EBITDA increased $55.3 million driven by a $34.5 million increase from Gaming primarily due to the increased operating efficiencies at our wholly-owned properties and equity investments; a $17.3 million increase from Live and Historical Racing primarily due to the opening of Oak Grove HRM facility in September 2020 and increased operating efficiencies at Derby City Gaming; and a $6.5 million increase from TwinSpires primarily due to the increase in handle. Partially offsetting these increases was a $3.0 million decrease from All Other primarily due to increased accrued bonuses at Corporate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
28

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Live and Historical Racing:
Churchill Downs Racetrack	$2.6	$2.2	$0.4
Derby City Gaming	32.9	21.6	11.3
Oak Grove	19.4	—	19.4
Turfway Park	5.4	5.3	0.1
Newport	4.4	—	4.4
Total Live and Historical Racing	64.7	29.1	35.6
TwinSpires:
Horse Racing	93.1	67.0	26.1
Sports and Casino	7.0	2.4	4.6
Total TwinSpires	100.1	69.4	30.7
Gaming:
Fair Grounds Slots and VSI	40.3	33.0	7.3
Presque Isle	23.8	27.0	(3.2)
Calder	20.9	21.8	(0.9)
Ocean Downs	20.0	14.8	5.2
Oxford	15.7	20.1	(4.4)
Riverwalk	14.4	12.0	2.4
Harlow's	14.0	11.4	2.6
Lady Luck Nemacolin	4.9	7.3	(2.4)
Total Gaming	154.0	147.4	6.6
All Other	12.1	12.2	(0.1)
Eliminations	(6.6)	(5.2)	(1.4)
Net Revenue	$324.3	$252.9	$71.4
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020
•Live and Historical Racing revenue increased $35.6 million due to a $19.4 million increase at Oak Grove as a result of the opening of the HRM facility in September 2020 and the hotel in October 2020; an $11.3 million increase at Derby City Gaming primarily due to the temporary suspension of operations and the completion of their second outdoor patio which added an additional 225 HRMs in September 2020; a $4.4 million increase at Newport due to the opening in October 2020; and a $0.5 million increase from other sources.
•TwinSpires revenue increased $30.7 million from the prior year quarter primarily due to a $26.1 million increase from Horse Racing and a $4.6 million increase from Sports and Casino. Horse Racing net revenue increased as a result of an increase in handle of $113.3 million, or 34.3%, compared to the prior year quarter due to the continued shift from wagering at brick-and-mortar locations to online wagering. Sports and Casino net revenues increased as a result of our expansion in additional states since the first quarter of 2020 and marketing and promotional activities.
•Gaming revenue increased $6.6 million primarily due to a $7.3 million increase at Fair Grounds and VSI, a $5.2 million increase at Ocean Downs, and a $5.0 million increase at our Mississippi properties, all of which resulted from the temporary suspension of operations in March 2020. Partially offsetting these increases were a $4.4 million decrease at Oxford, a $3.2 million decrease at Presque Isle, a $2.4 million decrease at Lady Luck Nemacolin, and a $0.9 million decrease at Calder, all of which resulted from certain operating restrictions.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
29

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Taxes and purses	$88.9	$75.7	$13.2
Content expense	43.1	30.9	12.2
Salaries and benefits	37.2	45.4	(8.2)
Selling, general and administrative expense	30.2	24.1	6.1
Depreciation and amortization	26.0	22.0	4.0
Marketing and advertising	12.1	9.8	2.3
Transaction expense, net	0.1	0.3	(0.2)
Impairment of intangible assets	—	17.5	(17.5)
Other operating expense	40.0	38.8	1.2
Total expense	$277.6	$264.5	$13.1
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $13.2 million driven by the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020, as well as the temporary suspension of operations during March 2020.
•Content expense increased $12.2 million primarily due to an increase in certain host fees and source market fees for the TwinSpires Horse Racing business.
•Salaries and benefits expense decreased $8.2 million driven primarily by increased operational efficiencies at certain properties.
•Selling, general and administrative expense increased $6.1 million driven primarily from an increase in our accrued bonuses in the current year quarter compared to the prior year quarter due to the temporary suspension of operations in March 2020.
•Depreciation and amortization increased $4.0 million primarily driven by the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Marketing and advertising expense increased $2.3 million primarily due to increased marketing by our TwinSpires segment, partially offset by reduced marketing and advertising at our Gaming properties.
•Impairment of intangible assets decreased $17.5 million due to the first quarter of 2020 impairment that did not recur in the current year quarter.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $1.2 million primarily driven by the temporary suspension of operations at our properties in March 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
30

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

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Live and Historical Racing	$18.3	$1.0	$17.3
TwinSpires	22.5	16.0	6.5
Gaming	82.4	47.9	34.5
Total Segment Adjusted EBITDA	123.2	64.9	58.3
All Other	(12.6)	(9.6)	(3.0)
Total Adjusted EBITDA	$110.6	$55.3	$55.3
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020
•Live and Historical Racing Adjusted EBITDA increased $17.3 million due to a $8.9 million increase from Derby City Gaming due to the increase in revenue, increased operating efficiencies, and the temporary closure of the property in March 2020; a $6.6 million increase at Oak Grove due to the opening of the Oak Grove HRM facility in September 2020; a $0.8 million increase at Turfway Park due to an increase in handle; a $0.7 million increase at Newport due to the opening of the Newport facility in October 2020; and a $0.3 million increase at Churchill Downs Racetrack primarily due to the temporary suspension of operations in March 2020.
•TwinSpires Adjusted EBITDA increased $6.5 million primarily due to a $9.9 million increase from Horse Racing due to an increase in handle, partially offset by a $3.4 million increase in the loss from our Sports and Casino business due to increased marketing and promotional activities.
•Gaming Adjusted EBITDA increased $34.5 million driven by a $24.1 million increase at our wholly-owned Gaming properties and a $10.4 million increase from our equity investments, both of which were due to increased operating efficiencies and the temporary closure of all of our Gaming properties in March 2020.
•All Other Adjusted EBITDA decreased $3.0 million driven by a $4.4 million increase in accrued bonuses at Corporate compared to prior year where accrued bonuses were reduced as a result of the temporary suspension of operations in March 2020. Partially offsetting this decrease was a $1.4 million increase from Arlington due to increased operating efficiencies and the temporary suspension of operations in March 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
31

Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$36.1	$(23.4)	$59.5
Net loss attributable to noncontrolling interest	—	0.1	(0.1)
Net income (loss) before noncontrolling interest	36.1	(23.5)	59.6
Loss from discontinued operations, net of tax	—	0.9	(0.9)
Income (loss) from continuing operations, net of tax	36.1	(22.6)	58.7

Additions:
Depreciation and amortization	26.0	22.0	4.0
Interest expense	19.4	19.3	0.1
Income tax provision (benefit)	16.2	(11.6)	27.8
EBITDA	$97.7	$7.1	$90.6

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$5.5	$4.3	$1.2
Pre-opening expense and other expense	0.6	1.7	(1.1)
Impairment of intangible assets	—	17.5	(17.5)
Transaction expense, net	0.1	0.3	(0.2)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.6	9.5	0.1
Changes in fair value of Rivers Des Plaines' interest rate swaps	(4.2)	14.9	(19.1)
Rivers Des Plaines' legal reserves and transactions costs	1.3	—	1.3
Total adjustments to EBITDA	12.9	48.2	(35.3)
Adjusted EBITDA	$110.6	$55.3	$55.3
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	March 31, 2021	December 31, 2020	Change
Total assets	$2,787.1	$2,686.4	$100.7
Total liabilities	$2,584.9	$2,319.3	$265.6
Total shareholders' equity	$202.2	$367.1	$(164.9)
Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $100.7 million driven by a $80.3 million increase in cash and cash equivalents primarily due to the net proceeds from the new Term Loan B-1 and Additional 2028 Notes; a $20.0 million increase in income taxes receivable primarily due to the payment of the Kater and Thimmegowda litigation settlements; an $8.8 million increase in accounts receivable, net primarily due to sponsorships related to the 2021 Kentucky Derby and Oaks; and an $8.2 million increase in other current assets driven by an increase in prepaid insurance related to our annual renewals. Partially offsetting these increases was a $13.4 decrease in property and equipment primarily due to depreciation expense for the current quarter and a $3.2 million decrease in all other assets.
•Total liabilities increased $265.6 million primarily driven by a $203.6 million increase in notes payable due to proceeds from our Additional 2028 Notes; a $142.4 million increase in long-term debt due to proceeds from the new Term Loan B-1 under our Credit Agreement; a $34.9 million increase in deferred income taxes primarily driven by the payment of the Kater and Thimmegowda litigation settlements; a $19.7 million increase in current deferred revenue primarily due to advance sales associated with the 2021 Kentucky Derby and Oaks tickets and sponsorships; and a $13.9 million increase in all other liabilities. Partially offsetting these increases were a $124.0 million decrease in

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
32

current liabilities of discontinued operations due to the payments of the Kater and Thimmegowda litigation settlements and a $24.9 million decrease in dividends payable due to the payment of our annual dividends in January 2020.
•Total shareholders’ equity decreased $164.9 million driven by $193.9 million in repurchases of common stock and $12.6 million in taxes paid related to net share settlement of stock awards. Partially offsetting these decreases were a $36.1 million increase from current year net income and a $5.5 million increase from stock-based compensation.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,
Cash flows from:	2021	2020	Change
Operating activities	$(19.8)	$43.5	$(63.3)
Investing activities	$(12.3)	$(48.3)	$36.0
Financing activities	$106.8	$606.8	$(500.0)
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
Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020
•Cash flows from operating activities decreased $63.3 million driven by a $124.0 million decrease from the payment of the Kater and Thimmegowda litigation settlements and a $32.4 million decrease in deferred revenue related to advance ticket and sponsorship for the 2021 Kentucky Derby and Oaks. Partially offsetting these decreases were a $58.3 million increase in operating income, a $20.7 million increase in distributions from unconsolidated affiliates, and a $14.1 million increase from all other operating activities.
•Cash used in investing activities decreased $36.0 million driven by a $31.7 million decrease in capital project expenditures due to reduced capital project spending in the current year quarter compared to prior year and a $4.3 million decrease in capital maintenance expenditures.
•Cash provided by financing activities decreased $500.0 million primarily driven by a $332.3 million decrease in net borrowings from long-term debt, a $165.5 million increase in common stock repurchases, and a $2.2 million decrease from all other financing activities.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
33

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	March 31, 2021	December 31, 2020	Change
Term Loan B due 2024	$387.0	$388.0	$(1.0)
Term Loan B-1 due 2028	300.0	—	300.0
Revolver	—	149.7	(149.7)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	500.0	200.0
Total debt	1,987.0	1,637.7	349.3
Current maturities of long-term debt	7.0	4.0	3.0
Total debt, net of current maturities	1,980.0	1,633.7	346.3
Issuance costs, net of premiums and discounts	(15.7)	(15.4)	(0.3)
Total debt, net of current maturities	$1,964.3	$1,618.3	$346.0
Credit Agreement
On December 27, 2017, we entered into the Credit Agreement (as defined below) with a syndicate of lenders. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility (the "Revolver") and a $400.0 million Senior Secured Term Loan B (the "Term Loan B" and together with the Revolver, the "Credit Agreement"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Amendment is secured by substantially all of the wholly-owned assets of the Company.
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
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 7, Shareholders' Equity, of the Notes to the Condensed Consolidated Financial Statements for information regarding this transaction.
On March 17, 2021, the Company entered into the Incremental Joinder Agreement No. 1 (the "Joinder") to its Credit Agreement which provided $300.00 million in New Term Loan Commitments ("Term Loan B-1") as a new tranche of term loans under the existing Credit Agreement (as conformed to recognize the new loan), and carries a maturity date of March 17, 2028. The Term Loan B-1 bears interest at LIBOR plus 2 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company capitalized $3.4 million of debt issuance costs associated with the Joinder which are being amortized as interest expense over the 7 year term of the Term Loan B-1.
The interest rate on the Revolver on March 31, 2021 was LIBOR plus 2 points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of March 31, 2021. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 2 basis points.
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
Although the Company was not required to meet the Company’s financial covenants under the Credit Agreement on March 31, 2021 (as a result of the Second Amendment), the Company was compliant with all applicable covenants on March 31, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
34

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
On March 17, 2021, the Company completed an offering of $200.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Additional 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional 2028 Notes were offered under the indenture dated as of December 27, 2017, governing the $500 million aggregate principal amount of 4.75% Senior Unsecured Notes due 2028 ("Existing 2028 Notes") and form a part of the same series for purposes of the indenture. In connection with the offering, we

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
35

capitalized $3.3 million of debt issuance costs which are being amortized as interest expense over the term of the Additional 2028 Notes. Upon completion of this offering, the aggregate principal amount of outstanding of the Existing 2028 Notes, together with the Additional 2028 Notes (collectively the "2028 Senior Notes") is $700 million.
The Additional 2028 Notes were issued at 103.25% of the principal amount, plus interest deemed to have accrued from January 15, 2021, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2021. The 2028 Senior Notes will vote as one class under the indenture governing the 2028 Senior Notes. The 3.25% premium will be amortized through interest expense, net over the term of the Additional 2028 Notes.
The Company used the net proceeds from the Additional 2028 Notes and the Term Loan B-1 (i) to repay indebtedness outstanding under our Revolving Credit Facility, (ii) to fund related transaction fees and expenses and (iii) for working capital and other general corporate purposes.
The Company may redeem some or all of the Additional 2028 Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the 2028 Senior Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the Additional 2028 Notes at redemption prices set forth in the 2028 Offering Memorandum.
In connection with the issuance of the Additional 2028 Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 17, 2021.
Contractual Obligations
Our commitments to make future payments as of March 31, 2021, are estimated as follows:

(in millions)	April 1 to December 31, 2021	2022-2023	2024-2025	Thereafter	Total
Term Loan B	$3.0	$8.0	$376.0	$—	$387.0
Interest on Term Loan B(1)	6.2	16.4	8.0	—	30.6
Term Loan B-1	2.2	6.0	6.0	285.8	300.0
Interest on Term Loan B-1(1)	5.1	12.7	12.5	13.4	43.7
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	700.0	700.0
Interest on 2027 Senior Notes	33.0	66.0	66.0	49.5	214.5
Interest on 2028 Senior Notes	16.6	66.5	66.5	83.1	232.7
Operating leases	4.5	9.2	8.0	5.7	27.4
Minimum Guarantees(2)	4.0	19.0	19.0	13.2	55.2
Total	$74.6	$203.8	$562.0	$1,750.7	$2,591.1
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 2.12% which was the rate in place as of March 31, 2021.
(2) Includes the maximum estimated exposure where we are contractually obligated to make future minimum payments.
As of March 31, 2021, we had approximately $4.6 million of tax liabilities related to unrecognized tax benefits.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•general economic trends; and
•interest rate and credit risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy, including the impact of the COVID-19 global pandemic. The pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. Demand for entertainment and leisure activities is sensitive to consumers' disposable

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
36

incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, and our online wagering sites and / or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At March 31, 2021, we had $687.0 million outstanding under our Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $4.8 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
37

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The following descriptions include updates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 14, Contingencies, to our condensed consolidated financial statements, for further information.
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
After the Washington District Court dismissed the case with prejudice on November 19, 2015, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the Washington District Court’s dismissal of the complaint on March 28, 2018. The complaint was amended on March 20, 2019, to add Big Fish Games as a party and to assert claims on behalf of an additional plaintiff, Suzie Kelly.
On May 22, 2020, the parties entered into an agreement in principle to settle the Kater litigation and the Thimmegowda litigation (as defined below). Under the terms of the settlement, which has been approved by the court: (i) a total of $155.0 million was paid into a settlement fund. The Company paid $124.0 million of the settlement; Aristocrat paid $31.0 million of the settlement; (ii) all members of the nationwide settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuits; and (iii) Aristocrat has agreed to specifically release the Company of any and all indemnification obligations under the Stock Purchase Agreement arising from or related to the Kater Litigation and Thimmegowda Litigation, including any claims of diminution of value of Big Fish Games and any claims by any person who opts out of the proposed class settlement.
On August 31, 2020, the Washington District Court granted the parties' motion for preliminary approval. On December 14, 2020, plaintiffs filed a motion for final approval of class action settlement agreement. The Washington District Court entered an order granting final approval of class action settlement on February 11, 2021. The Company’s settlement contribution was made on March 25, 2021.
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
On May 22, 2020, the parties entered into an agreement in principle to settle the Kater and Thimmegowda Litigations. The agreement in principle with respect to the Thimmegowda Litigation is described above, under the "Kater Class Action Suit." On August 31, 2020, the Washington District Court granted the parties' motion for preliminary approval. On December 14, 2020, plaintiffs filed a motion for final approval of class action settlement agreement. The Washington District Court entered an order granting final approval of class action settlement on February 11, 2021. The Company’s settlement contribution was made on March 25, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
38

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
On February 22, 2021, the Governor of the Commonwealth of Kentucky signed into law Senate Bill 120 which creates a statutory definition of pari-mutuel wagering that includes historical horse racing approved by the KHRC and addresses the Supreme Court of Kentucky's opinion. On remand, the Court entered final judgment on March 17, 2021, holding that the Exacta system is not a form of pari-mutuel wagering under the laws that were in effect at the time of the Kentucky Supreme Court’s September 24, 2020, opinion. The Court also held that (i) the final judgment would not be applied retroactively because the associations were authorized and permitted to operate the Exacta system by the KHRC, and (ii) any prospective application of the final judgment would be subject to Senate Bill 120. On April 7, 2021, the Court denied various motions challenging the final judgment, including motions to intervene and a motion to alter, amend, or vacate filed by the Family Foundation. The Court reaffirmed its interpretation that the final judgment would not be applied retroactively and also refused to extend the final judgment to apply to games other than the Exacta system. On April 16, 2021, the Family Foundation filed a notice of appeal of the final judgment. The Company does not use the Exacta system in any of its historical racing machine facilities in Kentucky and does not believe that any further rulings in this case will impact its ability to operate HRM facilities in Kentucky.
Lassiter v. Kentucky Downs, LLC, et al.
On December 18, 2020, Robert and Patricia Lassiter filed a complaint against Kentucky Downs, LLC, Keeneland Association, Inc., Turfway Park, LLC, Players Bluegrass Downs, LLC, Appalachian Racing, LLC, Ellis Park Race Course, Inc., The Lexington Trots Breeders Association, Inc., and Churchill Downs Incorporated (“Defendants”). Plaintiffs allege that Defendants’ HRMs constitute illegal gambling and assert that they can recover for their losses and the losses of all patrons at those facilities with HRMs over a five-year period under Kentucky Revised Statutes 372.010. The Company filed a motion to dismiss on March 31, 2021. The Company intends to defend this matter vigorously and believes that there are meritorious legal and factual defenses against the plaintiffs' allegations and requests for relief.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
39

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
The parties had previously attempted to mediate the matter in October 2018 but were unsuccessful. Thereafter, the parties resumed informal settlement discussions, and, as a result, the Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. If there are opt-out claims in excess of $50,000, the settlement will be voided, unless the parties agree to stipulate otherwise. The settlement agreement is subject to certain conditions, including court approval. After the parties entered into the settlement, legal counsel for six objecting plaintiffs filed an amended petition with the District Court. After a hearing on July 20, 2020, the District Court dismissed the amended petition. The objecting plaintiffs filed a notice of their intention to seek a writ with the Louisiana Court of Appeals for the Fourth Circuit related to the dismissal of the amended petition, which was denied. The fairness hearing with the District Court relating to the terms of the settlement agreement occurred on October 7, 2020, and November 17, 2020, and the parties have submitted post-trial briefing and proposed final judgments. Objecting plaintiffs have filed a notice of appeal of the February 2020 Order appointing class counsel certifying a class for settlement purposes. On January 28, 2021, the District Court issued a Final Order and Judgement approving the settlement. The objectors filed a notice of appeal of the January 28, 2021 Final Order and Judgment. That appeal has been consolidated with the earlier-filed appeal of the February 2020 order appointing class counsel and certifying a class for settlement purposes.
ITEM 1A.    RISK FACTORS
There have been no material changes with respect to our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
40

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
01/01/21-01/31/21	2,442	$211.90	—	$147.1
02/01/21-02/28/21	1,056,319	194.96	—	147.1
03/01/21-03/31/21	176	236.89	—	147.1
Total	1,058,937	$195.01	—
(1)On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
41

ITEM 6.    EXHIBITS

Number	Description	By Reference To

4.1	Second Supplemental Indenture dated as of March 17, 2021, among Churchill Downs Incorporated, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed March 18, 2021

4.2	Registration Rights Agreement dated March 17, 2021, by and among Churchill Downs Incorporated, the Guarantors and the representatives of the initial purchasers.	Exhibit 4.2 to Current Report on Form 8-K filed March 18, 2021

10.1(a)	Incremental Joinder Agreement No. 1 among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent, dated March 17, 2021.	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2021

10.1(b)	Stock Repurchase Agreement, dated February 1, 2021, between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2021

10.2	Third Amendment to Credit Agreement, dated February 1, 2021, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders parties thereto, and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to Current Report on Form 8-K filed February 2, 2021

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 21, 2021	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 21, 2021	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
43