Form 10-Q
period 2021-06-30
Churchill Downs Inc
filed 2021-07-28
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 14, 2021 was 38,520,048 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2021	2020	2021	2020
Net revenue:
Live and Historical Racing	$175.9	$23.3	$239.1	$51.4
TwinSpires	135.6	121.3	235.3	190.4
Gaming	186.0	37.3	338.0	183.2
All Other	17.6	3.2	27.0	13.0
Total net revenue	515.1	185.1	839.4	438.0
Operating expense:
Live and Historical Racing	100.3	33.1	155.0	66.2
TwinSpires	96.8	74.7	169.8	125.5
Gaming	121.0	45.5	227.3	169.6
All Other	17.0	9.6	30.3	24.2
Selling, general and administrative expense	33.4	22.4	63.6	46.5
Asset impairments	11.2	—	11.2	17.5
Transaction expense, net	—	0.2	0.1	0.5
Total operating expense	379.7	185.5	657.3	450.0
Operating income (loss)	135.4	(0.4)	182.1	(12.0)
Other income (expense):
Interest expense, net	(22.0)	(20.3)	(41.4)	(39.6)
Equity in income (loss) of unconsolidated affiliates	36.4	(11.1)	61.3	(14.4)
Miscellaneous, net	0.1	0.3	0.2	0.3
Total other income (expense)	14.5	(31.1)	20.1	(53.7)
Income (loss) from continuing operations before (provision) benefit for income taxes	149.9	(31.5)	202.2	(65.7)
Income tax (provision) benefit	(41.6)	7.9	(57.8)	19.5
Income (loss) from continuing operations, net of tax	108.3	(23.6)	144.4	(46.2)
Loss from discontinued operations, net of tax	—	(95.2)	—	(96.1)
Net income (loss)	108.3	(118.8)	144.4	(142.3)
Net loss attributable to noncontrolling interest	—	—	—	(0.1)
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$108.3	$(118.8)	$144.4	$(142.2)

Net income (loss) per common share data - basic:
Continuing operations	$2.80	$(0.59)	$3.72	$(1.16)
Discontinued operations	$—	$(2.41)	$—	$(2.43)
Net income (loss) per common share data - basic	$2.80	$(3.00)	$3.72	$(3.59)

Net income (loss) per common share data - diluted:
Continuing operations	$2.76	$(0.59)	$3.66	$(1.16)
Discontinued operations	$—	$(2.41)	$—	$(2.43)
Net income (loss) per common share data - diluted	$2.76	$(3.00)	$3.66	$(3.59)

Weighted average shares outstanding:
Basic	38.7	39.5	38.8	39.6
Diluted	39.3	39.5	39.4	39.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$342.2	$67.4
Restricted cash	69.2	53.6
Accounts receivable, net	50.4	36.5
Income taxes receivable	39.1	49.4
Other current assets	31.7	28.2
Total current assets	532.6	235.1
Property and equipment, net	1,057.6	1,082.1
Investment in and advances to unconsolidated affiliates	644.6	630.6
Goodwill	366.8	366.8
Other intangible assets, net	348.2	350.6
Other assets	20.8	21.2
Total assets	$2,970.6	$2,686.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.5	$70.7
Accrued expenses and other current liabilities	214.9	167.8
Current deferred revenue	23.1	32.8
Current maturities of long-term debt	7.0	4.0
Dividends payable	—	24.9
Current liabilities of discontinued operations	—	124.0
Total current liabilities	369.5	424.2
Long-term debt, net of current maturities and loan origination fees	671.4	530.5
Notes payable, net of debt issuance costs	1,291.7	1,087.8
Non-current deferred revenue	14.4	17.1
Deferred income taxes	250.5	213.9
Other liabilities	55.7	45.8
Total liabilities	2,653.2	2,319.3
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	8.8	18.2
Retained earnings	309.5	349.8
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	317.4	367.1
Total liabilities and shareholders' equity	$2,970.6	$2,686.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2020	39.5	$18.2	$349.8	$(0.9)	$—	$367.1
Net income			36.1			36.1
Issuance of common stock	0.1					—
Repurchase of common stock	(1.0)	(22.0)	(171.9)			(193.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(12.6)			(12.6)
Stock-based compensation		5.5				5.5
Balance, March 31, 2021	38.5	1.7	201.4	(0.9)	—	202.2
Net income			108.3			108.3
Stock-based compensation		7.1				7.1
Other			(0.2)			(0.2)
Balance, June 30, 2021	38.5	$8.8	$309.5	$(0.9)	$—	$317.4

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
Net loss			(23.4)		(0.1)	(23.5)
Repurchase of common stock	(0.3)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards			(15.1)			(15.1)
Stock-based compensation		4.3				4.3
Adoption of ASC 326			(0.5)			(0.5)
Balance, March 31, 2020	39.4	—	433.9	(0.9)	2.6	435.6
Net loss			(118.8)			(118.8)
Stock-based compensation		6.1				6.1
Other			(0.2)			(0.2)
Balance, June 30, 2020	39.4	$6.1	$314.9	$(0.9)	$2.6	$322.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$144.4	$(142.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52.0	44.1
Distributions from unconsolidated affiliates	47.5	4.8
Equity in (income) loss of unconsolidated affiliates	(61.3)	14.4
Stock-based compensation	12.6	10.4
Deferred income taxes	7.4	(24.8)
Asset impairments	11.2	17.5
Amortization of operating lease assets	2.7	2.5
Other	3.1	1.8
Changes in operating assets and liabilities:
Income taxes	39.5	(22.4)
Deferred revenue	(12.6)	43.5
Current liabilities of discontinued operations	(124.0)	124.0
Other assets and liabilities	87.8	3.4
Net cash provided by operating activities	210.3	76.9
Cash flows from investing activities:
Capital maintenance expenditures	(13.7)	(13.2)
Capital project expenditures	(15.9)	(118.1)
Other	(0.9)	(0.5)
Net cash used in investing activities	(30.5)	(131.8)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	780.8	726.1
Repayments of borrowings under long-term debt obligations	(427.4)	(33.4)
Payment of dividends	(24.8)	(23.4)
Repurchase of common stock	(193.9)	(28.4)
Cash settlement of stock awards	—	(12.7)
Taxes paid related to net share settlement of stock awards	(12.6)	(15.1)
Debt issuance costs	(6.8)	(1.7)
Change in bank overdraft	(6.1)	—
Other	1.4	—
Net cash provided by financing activities	110.6	611.4
Net increase in cash, cash equivalents and restricted cash	290.4	556.5
Cash, cash equivalents and restricted cash, beginning of period	121.0	142.5
Cash, cash equivalents and restricted cash, end of period	$411.4	$699.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35.9	$39.7
Income taxes	10.4	0.7
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$5.0	$28.1
Right-of-use assets obtained in exchange for lease obligations in operating leases	9.2	2.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic has resulted in travel limitations and business and government shutdowns which have had significant negative economic impacts in the United States and in relation to our business. Although vaccines are now available, we cannot predict the duration of the COVID-19 global pandemic. The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control.
In March 2020, as a result of the COVID-19 outbreak, we temporarily suspended operations at our wholly-owned and managed gaming properties, announced the temporary furlough of our employees at these properties and certain racing operations, and implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varied dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount.
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
During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. The capacity restrictions limited reserved seating in each area to approximately 40% to 60% capacity and also limited general admission tickets. The 146th Kentucky Oaks and Derby was held in the third quarter of 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted on January 1, 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also clarify and amend existing guidance to improve consistent application of and simplify GAAP for other areas of Topic 740. This ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2020. The adoption of this ASU did not have a material impact on our business.
Effective after 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and if elected, will be applied prospectively through December 31, 2022. We are currently evaluating the effect the adoption of this new accounting standard will have on our results of operations, financial condition, and cash flows.
3. DISCONTINUED OPERATIONS
On January 9, 2018, the Company completed the sale of its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc. ("Aristocrat"), a Nevada corporation, an indirect, wholly-owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction") pursuant to a definitive Stock Purchase Agreement (the "Stock Purchase Agreement"). Aristocrat paid an aggregate consideration of $990.0 million in cash in connection with the Big Fish Transaction, subject to customary adjustments for working capital and indebtedness and certain other adjustments as set forth in the Stock Purchase Agreement.
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
The following table presents the financial results of Big Fish Games included in "loss from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net revenue	$—	$—	$—	$—

Selling, general and administrative expense	—	0.3	—	1.5
Legal settlement	—	124.0	—	124.0
Loss from discontinued operations before benefit for income taxes	—	(124.3)	—	(125.5)
Income tax benefit	—	29.1	—	29.4
Loss from discontinued operations, net of tax	$—	$(95.2)	$—	$(96.1)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $366.8 million as of June 30, 2021 and December 31, 2020. We performed our annual goodwill impairment analysis as of April 1, 2021, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
In the first quarter of 2021, we realigned our segments as described in Note 1, Description of Business. This change resulted in the allocation of $4.0 million of goodwill from the Gaming segment to the TwinSpires segment based on the relative fair value approach. The Company evaluated whether an interim goodwill impairment test should be performed as a result of our segment changes. Based on this evaluation, the Company determined this event did not indicate it was more likely than not that a goodwill impairment exists.
Other intangible assets are comprised of the following:

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.2	$(19.0)	$12.2	$31.2	$(16.6)	$14.6
Indefinite-lived intangible assets			336.0			336.0
Total			$348.2			$350.6
Refer to Note 5, Asset Impairments, for information regarding intangible asset impairments recognized during the first quarter of 2020.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2021. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.
5. ASSET IMPAIRMENTS
During the quarter ended June 30, 2021, the Company recorded an $11.2 million non-cash impairment charge related to certain assets at Churchill Downs Racetrack included in our Live and Historical Racing segment. The impairment was due to a change in the Churchill Downs Racetrack capital plans and the Company's planned usage of these assets.
During the quarter ended March 31, 2020, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of the Company's intangible assets, goodwill, or property and equipment, were impaired ("Trigger Event"), or if there were any other than temporary impairments of our equity investments. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of April 1, 2019, changes in carrying values, changes in discount rates, and the impact of temporary property closures due to the COVID-19 global pandemic on cash flows. Based on the Company's evaluation, the Company concluded that a Trigger Event occurred related to the Presque Isle Downs and Casino ("Presque Isle") gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of the COVID-19 global pandemic.
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
Based on the Trigger Event in 2020, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the $77.6 million carrying value of the Presque Isle gaming rights exceeded the fair value of $62.6 million, and the Company recognized an impairment of $15.0 million in first quarter of

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2020 for the Presque Isle gaming rights ($12.5 million related to the Gaming segment and $2.5 million related to the TwinSpires segment).
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
Based on the Trigger Event in 2020, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated projected cash flow stream. As a result, the Company recognized an impairment of $2.5 million in the first quarter of 2020 for the Presque Isle trademark.
The fair value of the Presque Isle reporting unit's goodwill was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
In accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other, the Company performed the impairment testing of the Presque Isle gaming rights and trademark prior to testing Presque Isle goodwill. Based on the Trigger Event in 2020, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated project cash flow stream. As a result, the Company did not recognize an impairment for Presque Isle goodwill in the first quarter of 2020 because the fair value exceeded the carrying value.
6. INCOME TAXES
The Company’s effective income tax rate for the three and six months ended June 30, 2021 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
The Company’s effective income tax rate for the three and six months ended June 30, 2020 reflect a tax benefit on a pretax loss, while the annual estimated effective tax rate for 2020 reflected tax expense on pretax income. The effective income tax rate for both periods were higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation. The effective income tax rate for the three months ended June 30, 2020 was also higher due to the establishment of a valuation allowance against current year state income tax losses in certain jurisdictions that don’t require combined reporting. The effective income tax rate for the six months ended June 30, 2020 was also higher from vesting of restricted stock compensation in excess of book deductions. The Company’s annual estimated effective tax rate for 2020 included a 14% tax benefit from a current year federal taxable loss which will be carried back to a pre-2018 tax year, reducing the effective income tax rate applied to the pretax loss for both the three-month ended and the six-month ended June 30, 2020.
7. SHAREHOLDERS’ EQUITY
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
We have approximately $147.1 million of repurchase authority remaining under this program at June 30, 2021, based on trade date. There were no repurchases of our common stock under the 2018 Stock Repurchase Program for the three or six months ended June 30, 2021, or the three months ended June 30, 2020. We repurchased 235,590 shares of our common stock under the October 2018 stock repurchase program at an aggregate purchase price of $27.9 million based on trade date for the six months ended June 30, 2020.
On February 1, 2021, the Company entered into an agreement (the “Stock Repurchase Agreement”) with an affiliate of The Duchossois Group, Inc. (“TDG”) to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction for an aggregate purchase price of $193.9 million.
The repurchase of shares of common stock from TDG pursuant to the Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The Company repurchased the shares using available cash and borrowings under the Revolver (as defined in Note 9, Debt).

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards, restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $7.1 million for the three months ended June 30, 2021 and $6.1 million for the three months ended June 30, 2020. Stock-based compensation expense was $12.6 million for the six months ended June 30, 2021 and $10.4 million for the six months ended June 30, 2020.
During the six months ended June 30, 2021, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSUs to directors. The vesting criteria for the PSU awards granted in 2021 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
On February 12, 2020, the Compensation Committee of the Board of Directors offered, and the NEOs accepted, to settle the 2017 PSU Awards in cash.
A summary of the RSUs and PSUs granted during 2021 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded (1)	Vesting Terms

2021	RSU	63	Vest equally over three service periods ending in 2024
2021	PSU	27	Three-year performance and service period ending in 2023
2021	RSU	5	One-year service period ending in 2022
(1) PSUs reflect the target number of units for the original PSU grant.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 17, 2021, the Company entered into the Incremental Joinder Agreement No. 1 (the "Joinder") to its Credit Agreement which provided $300.0 million in New Term Loan Commitments ("Term Loan B-1") as a new tranche of term loans under the existing Credit Agreement (as conformed to recognize the new loan), and carries a maturity date of March 17, 2028. The Term Loan B-1 bears interest at LIBOR plus 200 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company capitalized $3.5 million of debt issuance costs associated with the Joinder which are being amortized as interest expense over the 7-year term of the Term Loan B-1.
The interest rate on the Revolver on June 30, 2021 was LIBOR plus 175 basis points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of June 30, 2021. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
Although the Company was not required to meet the Company’s financial covenants under the Credit Agreement on June 30, 2021 (as a result of the Second Amendment), the Company was compliant with all applicable covenants on June 30, 2021.
2028 Senior Notes Second Supplemental Indenture
On March 17, 2021, the Company completed an offering of $200.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Additional 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional 2028 Notes were offered under the indenture dated as of December 27, 2017, governing the $500.0 million aggregate principal amount of 4.75% Senior Unsecured Notes due 2028 ("Existing 2028 Notes") and form a part of the same series for purposes of the indenture. In connection with the offering, we capitalized $3.4 million of debt issuance costs which are being amortized as interest expense over the term of the Additional 2028 Notes. Upon completion of this offering, the aggregate principal amount outstanding of the Existing 2028 Notes, together with the Additional 2028 Notes (collectively the "2028 Senior Notes"), is $700.0 million.
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
The Company may redeem some or all of the Additional 2028 Notes at any time at redemption prices set forth in the 2028 Offering Memorandum.
In connection with the issuance of the Additional 2028 Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 17, 2021.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2021, the Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year of an aggregate transaction price of $99.5 million. The revenue we expect to recognize on these remaining performance obligations is $0.7 million for the remainder of 2021, $37.2 million in 2022, $23.0 million in 2023, and the remainder thereafter.
As of June 30, 2021, our remaining performance obligations in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of June 30, 2021 and December 31, 2020, contract assets were not material.
As of June 30, 2021 and December 31, 2020, contract liabilities were $41.1 million and $53.7 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $28.9 million of revenue during the three months ended June 30, 2021, and $31.5 million of revenue during the six months ended June 30, 2021 that was

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

included in the contract liabilities balance at December 31, 2020. We recognized $0.3 million of revenue during the three months ended June 30, 2020 and $4.1 million of revenue during the six months ended June 30, 2020 that was included in the contract liabilities balance at December 31, 2019.
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Account wagering deposits liability	$54.7	$38.1
Accrued salaries and related benefits	21.2	19.6
Accrued interest	24.0	19.2
Purses payable	35.1	18.5
Other	79.9	72.4
Total	$214.9	$167.8
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of June 30, 2021 and December 31, 2020 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and two other immaterial joint ventures.
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%; (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of June 30, 2021, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.8 million.
Our investment in Rivers Des Plaines was $535.2 million and $519.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company received distributions from Rivers Des Plaines of $25.3 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $108.3 million and $110.7 million as of June 30, 2021 and December 31, 2020, respectively. The Company received distributions from MVG of $22.0 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net revenue	$197.9	$6.8	$336.6	$144.6

Operating and SG&A expense	109.8	7.2	195.4	108.0
Depreciation and amortization	4.4	4.1	8.7	8.3
Total operating expense	114.2	11.3	204.1	116.3
Operating income (loss)	83.7	(4.5)	132.5	28.3
Interest and other, net	(19.7)	(13.4)	(24.3)	(49.2)
Net income (loss)	$64.0	$(17.9)	$108.2	$(20.9)

(in millions)	June 30, 2021	December 31, 2020
Assets
Current assets	$86.3	$132.8
Property and equipment, net	268.1	267.5
Other assets, net	266.3	244.9
Total assets	$620.7	$645.2
Liabilities and Members' Deficit
Current liabilities	$78.0	$133.5
Long-term debt	772.0	753.5
Other liabilities	32.7	42.3
Members' deficit	(262.0)	(284.1)
Total liabilities and members' deficit	$620.7	$645.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Debt
The fair value of the Company’s 2028 Senior Notes and 5.50% Senior Notes due 2027 (the "2027 Senior Notes") are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's Term Loan B, Term Loan B-1, and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$69.2	$69.2	$69.2	$—	$—
Financial liabilities:
Term Loan B	$383.2	$386.0	$—	$386.0	$—
Term Loan B-1	295.2	299.3	—	299.3	—
2027 Senior Notes	593.7	624.3	—	624.3	—
2028 Senior Notes	698.0	722.8	—	722.8	—
Total financial liabilities	$1,970.1	$2,032.4	$—	$2,032.4	$—

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$53.6	$53.6	$53.6	$—	$—
Financial liabilities:
Term Loan B	$384.8	$388.0	$—	$388.0	$—
Revolver	149.7	149.7	—	149.7	—
2027 Senior Notes	593.2	635.2	—	635.2	—
2028 Senior Notes	494.6	526.9	—	526.9	—
Total financial liabilities	$1,622.3	$1,699.8	$—	$1,699.8	$—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
16

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
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator for basic net income (loss) per common share:
Net income (loss) from continuing operations	$108.3	$(23.6)	$144.4	$(46.2)
Net loss attributable to noncontrolling interest	—	—	—	(0.1)
Net income (loss) from continuing operations, net of loss attributable to noncontrolling interests	108.3	(23.6)	144.4	(46.1)
Net loss from discontinued operations	—	(95.2)	—	(96.1)
Numerator for basic net income (loss) per common share	$108.3	$(118.8)	$144.4	$(142.2)
Numerator for diluted net income (loss) from continuing operations per common share	$108.3	$(23.6)	$144.4	$(46.1)
Numerator for diluted net income (loss) per common share	$108.3	$(118.8)	$144.4	$(142.2)

Denominator for net income (loss) per common share:
Basic	38.7	39.5	38.8	39.6
Plus dilutive effect of stock awards	0.6	—	0.6	—
Diluted	39.3	39.5	39.4	39.6

Net income (loss) per common share data:
Basic
Continuing operations	$2.80	$(0.59)	$3.72	$(1.16)
Discontinued operations	$—	$(2.41)	$—	$(2.43)
Net income (loss) per common share - basic	$2.80	$(3.00)	$3.72	$(3.59)

Diluted
Continuing operations	$2.76	$(0.59)	$3.66	$(1.16)
Discontinued operations	$—	$(2.41)	$—	$(2.43)
Net income (loss) per common share - diluted	$2.76	$(3.00)	$3.66	$(3.59)

Anti-dilutive stock awards excluded from the calculation of diluted shares	—	0.5	—	0.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Our sports betting and iGaming business includes the retail and online TwinSpires sports betting and online casino gaming operations.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$105.2	$15.6	$107.2	$17.5
Derby City Gaming	39.9	7.7	72.8	29.3
Oak Grove	25.6	—	45.0	—
Turfway Park	0.7	—	5.1	4.6
Newport	4.5	—	9.0	—
Total Live and Historical Racing	175.9	23.3	239.1	51.4
TwinSpires:
Horse Racing	127.2	119.9	219.9	186.5
Sports and Casino	8.4	1.4	15.4	3.9
Total TwinSpires	135.6	121.3	235.3	190.4
Gaming:
Fair Grounds and VSI	35.1	11.1	73.4	42.7
Presque Isle	30.5	1.9	54.3	28.9
Calder	27.4	5.7	48.3	27.5
Oxford	24.6	0.1	40.3	20.2
Ocean Downs	27.0	3.1	47.0	17.9
Riverwalk	18.4	7.4	32.8	19.4
Harlow’s	16.6	5.7	30.6	17.0
Lady Luck Nemacolin	6.4	2.3	11.3	9.6
Total Gaming	186.0	37.3	338.0	183.2
All Other	17.6	3.2	27.0	13.0
Net revenue from external customers	$515.1	$185.1	$839.4	$438.0

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Intercompany net revenue:
Live and Historical Racing	$14.6	$7.0	$16.1	$8.0
TwinSpires	0.3	0.4	0.7	0.7
Gaming	—	—	2.0	1.5
All Other	3.9	2.8	6.6	5.2
Eliminations	(18.8)	(10.2)	(25.4)	(15.4)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$39.6	$121.6	$4.4	$165.6	$9.5	$175.1
Historical racing(a)	64.9	—	—	64.9	—	64.9
Racing event-related services	63.5	—	0.2	63.7	1.9	65.6
Gaming(a)	—	8.4	170.2	178.6	—	178.6
Other(a)	7.9	5.6	11.2	24.7	6.2	30.9
Total	$175.9	$135.6	$186.0	$497.5	$17.6	$515.1

	Three Months Ended June 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$14.9	$115.6	$1.7	$132.2	$0.8	$133.0
Historical racing(a)	7.3	—	—	7.3	—	7.3
Racing event-related services	0.5	—	0.7	1.2	—	1.2
Gaming(a)	—	1.4	33.4	34.8	—	34.8
Other(a)	0.6	4.3	1.5	6.4	2.4	8.8
Total	$23.3	$121.3	$37.3	$181.9	$3.2	$185.1
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $5.2 million for the three months ended June 30, 2021 and $0.8 million for the three months ended June 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$45.5	$210.8	$16.1	$272.4	$14.6	$287.0
Historical racing(a)	117.8	—	—	117.8	—	117.8
Racing event-related services	63.5	—	0.9	64.4	1.9	66.3
Gaming(a)	—	15.4	302.7	318.1	—	318.1
Other(a)	12.3	9.1	18.3	39.7	10.5	50.2
Total	$239.1	$235.3	$338.0	$812.4	$27.0	$839.4

	Six Months Ended June 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$20.1	$179.5	$11.6	$211.2	$6.5	$217.7
Historical racing(a)	27.7	—	—	27.7	—	27.7
Racing event-related services	0.5	—	2.0	2.5	0.1	2.6
Gaming(a)	—	3.9	153.2	157.1	—	157.1
Other(a)	3.1	7.0	16.4	26.5	6.4	32.9
Total	$51.4	$190.4	$183.2	$425.0	$13.0	$438.0
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $8.9 million for the six months ended June 30, 2021 and $8.4 million for the six months ended June 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$190.5	$135.9	$186.0

Taxes and purses	(50.8)	(8.3)	(70.0)
Marketing and advertising	(4.9)	(16.7)	(2.5)
Salaries and benefits	(15.3)	(3.2)	(20.6)
Content expense	(0.8)	(68.5)	(1.3)
Selling, general and administrative expense	(3.1)	(2.4)	(5.9)
Other operating expense	(17.3)	(13.7)	(17.7)
Other income	0.1	—	51.8
Adjusted EBITDA	$98.4	$23.1	$119.8

	Three Months Ended June 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$30.3	$121.7	$37.3

Taxes and purses	(14.0)	(6.7)	(14.3)
Marketing and advertising	(0.3)	(2.9)	(0.4)
Salaries and benefits	(5.3)	(3.0)	(9.0)
Content expense	(0.1)	(59.1)	(0.4)
Selling, general and administrative expense	(1.2)	(1.7)	(3.9)
Other operating expense	(5.8)	(9.7)	(11.0)
Other income	—	0.1	(0.1)
Adjusted EBITDA	$3.6	$38.7	$(1.8)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Six Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$255.2	$236.0	$340.0

Taxes and purses	(70.8)	(14.7)	(129.3)
Marketing and advertising	(7.0)	(25.2)	(3.9)
Salaries and benefits	(25.3)	(6.3)	(40.5)
Content expense	(1.4)	(115.0)	(2.3)
Selling, general and administrative expense	(6.1)	(4.6)	(11.9)
Other operating expense	(28.0)	(24.6)	(33.2)
Other income	0.1	—	83.3
Adjusted EBITDA	$116.7	$45.6	$202.2

	Six Months Ended June 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$59.4	$191.1	$184.7

Taxes and purses	(23.5)	(11.0)	(73.0)
Marketing and advertising	(1.5)	(6.4)	(5.7)
Salaries and benefits	(12.5)	(6.5)	(38.5)
Content expense	(0.8)	(91.7)	(1.4)
Selling, general and administrative expense	(2.9)	(3.1)	(10.6)
Other operating expense	(13.6)	(17.8)	(30.5)
Other income	—	0.1	21.1
Adjusted EBITDA	$4.6	$54.7	$46.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA:

Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$108.3	$(118.8)	$144.4	$(142.2)
Net loss attributable to noncontrolling interest	—	—	—	0.1
Net income (loss) before noncontrolling interest	108.3	(118.8)	144.4	(142.3)
Loss from discontinued operations, net of tax	—	95.2	—	96.1
Income (loss) from continuing operations, net of tax	108.3	(23.6)	144.4	(46.2)

Additions:
Depreciation and amortization	26.0	22.1	52.0	44.1
Interest expense	22.0	20.3	41.4	39.6
Income tax provision (benefit)	41.6	(7.9)	57.8	(19.5)
EBITDA	$197.9	$10.9	$295.6	$18.0

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$7.1	$6.1	$12.6	$10.4
Other charges	0.2	(0.1)	0.2	(0.1)
Pre-opening expense and other expense	1.5	1.9	2.1	3.6
Asset impairments	11.2	—	11.2	17.5
Transaction expense, net	—	0.2	0.1	0.5
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.5	9.8	20.1	19.3
Changes in fair value of Rivers Des Plaines' interest rate swaps	(1.8)	1.3	(6.0)	16.2
Rivers Des Plaines' legal reserves and transaction costs	6.7	—	8.0	—
Total adjustments to EBITDA	35.4	19.2	48.3	67.4
Adjusted EBITDA	$233.3	$30.1	$343.9	$85.4

Adjusted EBITDA by segment:
Live and Historical Racing	$98.4	$3.6	$116.7	$4.6
TwinSpires	23.1	38.7	45.6	54.7
Gaming	119.8	(1.8)	202.2	46.1
Total segment Adjusted EBITDA	241.3	40.5	364.5	105.4
All Other	(8.0)	(10.4)	(20.6)	(20.0)
Total Adjusted EBITDA	$233.3	$30.1	$343.9	$85.4

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about equity in income (loss) of unconsolidated affiliates included in our reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gaming	$36.4	$(11.1)	$61.3	$(14.4)
The table below presents total asset information for each of our segments:

	June 30, 2021	December 31, 2020
Total assets:
Live and Historical Racing	$653.6	$664.1
TwinSpires	280.5	257.2
Gaming	964.1	949.3
Total segment assets	1,898.2	1,870.6
All Other	1,072.4	815.8
Total assets	$2,970.6	$2,686.4
The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2021	2020
Capital expenditures, net:
Live and Historical Racing	$16.9	$117.9
TwinSpires	4.5	6.1
Gaming	6.5	4.5
Total segment capital expenditures	27.9	128.5
All Other	1.7	2.8
Total capital expenditures	$29.6	$131.3
17. SUBSEQUENT EVENT
As of the date of this filing, there were no subsequent events that may impact our disclosures in the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following:
•the impact of the novel coronavirus (COVID-19) pandemic, including the emergence of variant strains, and related economic matters on our results of operations, financial conditions and prospects;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
27

Our Business
Executive Overview
Churchill Downs Incorporated (the "Company," "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have seven retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic has resulted in travel limitations and business and government shutdowns which have had significant negative economic impacts in the United States and in relation to our business. Although vaccines are now available, we cannot predict the duration of the COVID-19 global pandemic. The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control. We will continue to monitor for new developments related to the pandemic and assess these developments to maintain continuity in our operations.
In March 2020, as a result of the COVID-19 outbreak, we temporarily suspended operations at our wholly-owned and managed and gaming properties, announced the temporary furlough of our employees at these properties and certain racing operations, and implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varied dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount.
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
During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. The capacity restrictions limited reserved seating in each area to approximately 40% to 60% capacity and also limited general admission tickets. The 146th Kentucky Oaks and Derby was held in the third quarter of 2020.
Asset Impairment
During the quarter ended June 30, 2021, the Company recorded an $11.2 million non-cash impairment charge related to certain assets at Churchill Downs Racetrack included in our Live and Historical Racing segment. The impairment was due to a change in the Churchill Downs Racetrack capital plans and the Company's planned usage of these assets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
28

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
Governmental Regulations and Legislative Changes
We are subject to various federal, state, local, and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative activities should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, including Part I – Item 1, “Business” for a discussion of regulatory and legislative changes.
Specific State Gaming Regulations and Potential Legislative Changes
Florida
During the second quarter of 2021, the Florida Legislature passed multiple pieces of legislation, along with a 30-year tribal gaming compact, both of which will have an impact on Calder. The tribal gaming compact enables certain tribes to conduct sports betting. The tribe can have contracts with pari-mutuel facilities to operate retail and online sports betting with a revenue share for the tribe. Separately, a bill to decouple certain pari-mutuel activities, including jai alai, from gaming activities also passed. Previously, pari-mutuel facilities, including horse racing and jai alai, were required to race or conduct jai alai to retain their ability to operate slots and cardrooms. However, under this new law, jai alai facilities can operate slots and cardrooms without conducting jai alai games. The requirement to conduct racing still applies to thoroughbred race tracks if their slot or cardroom licenses are connected to their racing permits. Both the tribal sports betting and decoupling legislative actions can only go into effect if the U.S. Department of the Interior approves the compact, which could happen as soon as the third quarter

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
29

of 2021. The Company is evaluating the impact of the decoupling legislation on our Calder operations and alternative uses, including a sale of the excess Calder land.
Louisiana
During the second quarter of 2021, the Louisiana State Legislature passed a bill that was signed by Governor Edwards to allow HRMs in off-track betting facilities. There are at least a dozen facilities operated by Fair Grounds that will be able to add up to 50 machines per location under this new law. The Louisiana Racing Commission will oversee historical horse racing.
In 2020, the Louisiana State Legislature passed a bill to allow citizens to approve sports betting on a parish-by-parish basis. Sports betting was approved in 55 of the 64 parishes. During the second quarter of 2021, the Louisiana State Legislature defined the landscape for sports betting and approved casino and racino operators to conduct retail and online sports betting in 55 parishes. The Louisiana Gaming Control Board will oversee sports betting. The tax rate is 10% on retail and 15% on mobile operations.
Maryland
In 2020, the Maryland General Assembly passed a bill to allow citizens to approve sports betting, which was approved statewide by a 67% majority during the November 2020 elections. During the second quarter of 2021, the Maryland General Assembly defined the landscape for sports betting and approved casino and racino operators to conduct retail sports betting. Other retail sports betting outlets can apply, but not within 15 miles of Ocean Downs. Ocean Downs is required to submit a bid for one of 60 online licenses. The Maryland Gaming Control Board will oversee sports betting, with a tax rate of 15%.
In 2020, local zoning changes were adopted, and in the second quarter of 2021 statutory changes were made to allow Ocean Downs to build a hotel, which had previously been obstructed.
Consolidated Financial Results
The following table reflects our net revenue, operating income (loss), net income (loss), Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenue	$515.1	$185.1	$330.0	$839.4	$438.0	$401.4
Operating income (loss)	135.4	(0.4)	135.8	182.1	(12.0)	194.1
Operating income (loss) margin	26%	—%		22%	(3)%
Net income (loss) from continuing operations	$108.3	$(23.6)	$131.9	$144.4	$(46.2)	$190.6
Net income (loss) attributable to Churchill Downs Incorporated	108.3	(118.8)	227.1	144.4	(142.2)	286.6
Adjusted EBITDA	233.3	30.1	203.2	343.9	85.4	258.5
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020
•Net revenue increased $330.0 million due to a $152.6 million increase from Live and Historical Racing driven primarily from the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020, the temporary suspension of operations at Derby City Gaming during the prior year quarter, and the opening of Oak Grove in September 2020; a $148.7 million increase from Gaming due to the temporary suspension of operations in the prior year quarter; a $14.4 million increase from All Other primarily due the temporary suspension of operations in the prior year quarter at Arlington and United Tote; and a $14.3 million increase from TwinSpires due to an increase in handle in Horse Racing and our expansion in additional states related to our Sports and Casino business.
•Operating income (loss) increased $135.8 million due to an $85.4 million increase from Live and Historical Racing primarily due to the increase in net revenue; a $73.2 million increase from Gaming due to increased operating efficiencies and the temporary suspension of operations at our Gaming properties in the prior year quarter; a $7.0 million increase from All Other due to the temporary suspension of operations at Arlington and United Tote in the prior year quarter; and $0.2 million from other sources. Partially offsetting these increases were an $11.2 million asset impairment at Churchill Downs Racetrack related to revised capital plans associated with the first turn project, an $11.0 million increase in selling, general and administrative expenses primarily due to an increase in accrued bonuses in the current quarter due to the temporary suspension of operations in the prior year quarter, and a $7.8 million decrease from TwinSpires due to additional marketing spend related to the Sports and Casino business.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
30

•Net income (loss) from continuing operations increased $131.9 million. The following items impacted comparability of the Company's second quarter of 2021 net income from continuing operations compared to the prior year quarter: an $8.1 million non-cash after-tax impact related to our asset impairment at Churchill Downs Racetrack related to revised capital plans associated with the first turn project and a $4.8 million after-tax increase in Rivers Des Plaines' legal reserves and transaction costs. Partially offsetting these increases were a $2.3 million after-tax expense decrease related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps and a $0.3 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Excluding these items, net income (loss) from continuing operations increased $142.2 million primarily due to a $142.9 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $0.7 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net income (loss) attributable to Churchill Downs Incorporated increased $227.1 million due to a $131.9 million increase in net income from continuing operations discussed above and a $95.2 million decrease in net loss from discontinued operations related to the settlement of the Kater and Thimmegowda litigations during the second quarter of 2020.
•Adjusted EBITDA increased $203.2 million driven by a $121.6 million increase from Gaming primarily due to the increased operating efficiencies at our wholly-owned properties and equity investments and temporary suspension of operations in the prior year quarter; a $94.8 million increase from Live and Historical Racing primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020, the temporary suspension of operations at Derby City Gaming in the prior year quarter, and the opening of Oak Grove HRM facility in September 2020; and a $2.4 million increase from All Other primarily due to the temporary suspension of operations at Arlington and United Tote in the prior year quarter. Partially offsetting these increases was a $15.6 million decrease from TwinSpires primarily due to increased marketing and promotional activities for both the Horse Racing and Sports and Casino businesses.
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020
•Net revenue increased $401.4 million due to a $187.7 million increase from Live and Historical Racing driven primarily from the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020, the temporary suspension of operations at Derby City Gaming during the prior year, and the opening of Oak Grove in September 2020; a $154.8 million increase from Gaming due to the temporary suspension of operations in the prior year; a $44.9 million increase from TwinSpires due to an increase in handle in Horse Racing and our expansion in additional states related to our Sports and Casino business; and a $14.0 million increase from All Other primarily due the temporary suspension of operations in the prior year at Arlington and United Tote.
•Operating income (loss) increased $194.1 million due to a $98.9 million increase from Live and Historical Racing primarily due to the increase in net revenue; a $97.1 million increase from Gaming due to increased operating efficiencies and the temporary suspension of operations at our Gaming properties in the prior year; a $7.9 million increase from All Other due to the temporary suspension of operations at Arlington and United Tote in the prior year; a $6.3 million decrease in asset impairments due to the $11.2 million non-cash related to our asset impairment at Churchill Downs Racetrack related to revised capital plans associated with the first turn project during the current year quarter, offset by the $17.5 million non-cash intangible asset impairment in the first quarter of 2020; a $0.6 million increase from TwinSpires primarily due to the increase in handle from Horse Racing partially offset by additional marketing spend related to the Sports and Casino business; and a $0.4 million increase from other sources. Partially offsetting these increases was a $17.1 million increase in selling, general and administrative expenses primarily due to an increase in accrued bonuses in the current year.
•Net income (loss) from continuing operations increased $190.6 million. The following items impacted comparability of the Company's net income from continuing operations during the six months ended June 30, 2021 compared to the prior year period: a $16.3 million after-tax expense decrease related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps; a $4.0 million non-cash after-tax decrease related to asset impairments; and a $1.3 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses. Partially offsetting these decreases was a $5.7 million after-tax increase in Rivers Des Plaines' legal reserves and transaction costs. Excluding these items, net income (loss) from continuing operations increased $174.7 million primarily due to a $174.8 million after-tax increase driven by the results of our operations and equity in income from

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
31

our unconsolidated affiliates, partially offset by a $0.1 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net income (loss) attributable to Churchill Downs Incorporated increased $286.6 million due to a $190.6 million increase in net income from continuing operations discussed above and a $96.1 million decrease in net loss from discontinued operations related to the settlement of the Kater and Thimmegowda litigations during the second quarter of 2020, partially offset by a $0.1 million decrease in net loss attributable to our noncontrolling interest.
•Adjusted EBITDA increased $258.5 million driven by a $156.1 million increase from Gaming primarily due to the increased operating efficiencies at our wholly-owned properties and equity investments and temporary suspension of operations in the prior year and a $112.1 million increase from Live and Historical Racing primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020, increased operating efficiencies and the temporary suspension of operations at Derby City Gaming in the prior year, and the opening of Oak Grove HRM facility in September 2020. Partially offsetting these increases was a $9.1 million decrease from TwinSpires primarily due to increased marketing and promotional activities for the Sports and Casino business and a $0.6 million decrease from All Other.
Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Live and Historical Racing:
Churchill Downs Racetrack	$119.6	$22.5	$97.1	$122.2	24.7	$97.5
Derby City Gaming	39.9	7.7	32.2	72.8	29.3	43.5
Oak Grove	25.6	—	25.6	45.0	—	45.0
Newport	4.6	—	4.6	9.0	—	9.0
Turfway Park	0.8	0.1	0.7	6.2	5.4	0.8
Total Live and Historical Racing	190.5	30.3	160.2	255.2	59.4	195.8
TwinSpires:
Horse Racing	127.5	120.3	7.2	220.6	187.3	33.3
Sports and Casino	8.4	1.4	7.0	15.4	3.8	11.6
Total TwinSpires	135.9	121.7	14.2	236.0	191.1	44.9
Gaming:
Fair Grounds and VSI	35.1	11.2	23.9	75.4	44.2	31.2
Presque Isle	30.5	1.9	28.6	54.3	28.9	25.4
Calder	27.4	5.7	21.7	48.3	27.5	20.8
Ocean Downs	27.0	3.1	23.9	47.0	17.9	29.1
Oxford	24.6	0.1	24.5	40.3	20.2	20.1
Riverwalk	18.4	7.4	11.0	32.8	19.4	13.4
Harlow's	16.6	5.6	11.0	30.6	17.0	13.6
Lady Luck Nemacolin	6.4	2.3	4.1	11.3	9.6	1.7
Total Gaming	186.0	37.3	148.7	340.0	184.7	155.3
All Other	21.5	6.0	15.5	33.6	18.2	15.4
Eliminations	(18.8)	(10.2)	(8.6)	(25.4)	(15.4)	(10.0)
Net Revenue	$515.1	$185.1	$330.0	$839.4	$438.0	$401.4
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020
•Live and Historical Racing revenue increased $160.2 million due to a $97.1 million increase at Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
32

quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020; a $32.2 million increase at Derby City Gaming primarily due to the temporary suspension of operations during the prior year quarter and the completion of their second outdoor patio which added an additional 225 HRMs in September 2020; a $25.6 million increase at Oak Grove as a result of the opening of the HRM facility in September 2020 and the hotel in October 2020; a $4.6 million increase at Newport due to the opening of the facility in October 2020; and a $0.7 million increase at Turfway Park primarily due to the temporary suspension of operations during the prior year quarter.
•TwinSpires revenue increased $14.2 million from the prior year quarter primarily due to a $7.2 million increase from Horse Racing and a $7.0 million increase from Sports and Casino. Horse Racing net revenue increased as a result of an increase in handle of $50.9 million, or 8.9%, compared to the prior year quarter primarily due to the running of the 147th Kentucky Oaks and Derby in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020. Sports and Casino net revenues increased as a result of our expansion in additional states and marketing and promotional activities.
•Gaming revenue increased $148.7 million primarily due to the temporary suspension of operations of all of our Gaming properties and the loss of revenue at each property during the prior year quarter.
•All Other revenue increased $15.5 million primarily due to an $11.5 million increase at Arlington and a $3.8 million increase at United Tote, both of which were due to the temporary suspension of operations in the prior year quarter, and a $0.2 million increase from other sources.
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020
•Live and Historical Racing revenue increased $195.8 million due to a $97.5 million increase at Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020; a $45.0 million increase at Oak Grove as a result of the opening of the HRM facility in September 2020 and the hotel in October 2020; a $43.5 million increase at Derby City Gaming primarily due to the temporary suspension of operations during the prior year period and the completion of their second outdoor patio which added an additional 225 HRMs in September 2020; a $9.0 million increase at Newport due to the opening in October 2020; and a $0.8 million increase at Turfway Park primarily due to the temporary suspension of operations during the prior year period.
•TwinSpires revenue increased $44.9 million from the prior year quarter primarily due to a $33.3 million increase from Horse Racing and a $11.6 million increase from Sports and Casino. Horse Racing net revenue increased as a result of an increase in handle of $164.2 million, or 18.3%, compared to the prior year due to the continued shift from wagering at brick-and-mortar locations to online wagering and the running of the 147th Kentucky Oaks and Derby in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020. Sports and Casino net revenues increased as a result of our expansion in additional states and marketing and promotional activities.
•Gaming revenue increased $155.3 million primarily due to the temporary suspension of operations of all of our Gaming properties and the loss of revenue at each property during the prior year.
•All Other revenue increased $15.4 million primarily due to an $11.5 million increase at Arlington and a $3.6 million increase at United Tote, both of which were due to the temporary suspension of operations in the prior year quarter, and a $0.3 million increase from other sources.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
33

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Taxes and purses	$132.9	$36.6	$96.3	$221.8	$112.3	$109.5
Content expense	54.1	50.0	4.1	97.2	80.9	16.3
Salaries and benefits	45.2	20.8	24.4	82.4	66.2	16.2
Selling, general and administrative expense	33.4	22.4	11.0	63.6	46.5	17.1
Depreciation and amortization	26.0	22.1	3.9	52.0	44.1	7.9
Marketing and advertising	24.1	3.8	20.3	36.2	13.6	22.6
Asset impairments	11.2	—	11.2	11.2	17.5	(6.3)
Transaction expense, net	—	0.2	(0.2)	0.1	0.5	(0.4)
Other operating expense	52.8	29.6	23.2	92.8	68.4	24.4
Total expense	$379.7	$185.5	$194.2	$657.3	$450.0	$207.3
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $96.3 million driven by the temporary suspension of operations in the prior year quarter, the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020, and the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020.
•Content expense increased $4.1 million primarily due to an increase in certain host fees and source market fees for the TwinSpires Horse Racing business.
•Salaries and benefits expense increased $24.4 million driven by the temporary suspension of operations in the prior year quarter, the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020, and the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020.
•Selling, general and administrative expense increased $11.0 million driven primarily from an increase in our accrued bonuses in the current year quarter compared to the prior year quarter.
•Depreciation and amortization increased $3.9 million primarily driven by the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Marketing and advertising expense increased $20.3 million primarily due to increased marketing by our TwinSpires Horse Racing and Sports and Casino businesses, the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020, and the temporary suspension of operations in the prior year quarter.
•Asset impairments increased $11.2 million due to a non-cash impairment charge due to a change in the Churchill Downs Racetrack first turn capital plans and the Company's planned usage of these assets.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $23.2 million primarily driven by the temporary suspension of operations at our properties during the prior year quarter and the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020.
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $109.5 million driven by the temporary suspension of operations in the prior year, the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020, and the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
34

the 146th Kentucky Oaks and Derby in the third quarter of 2020.
•Content expense increased $16.3 million primarily due to an increase in certain host fees and source market fees for the TwinSpires Horse Racing business.
•Salaries and benefits expense increased $16.2 million driven by the temporary suspension of operations in the prior year, the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020, and the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020.
•Selling, general and administrative expense increased $17.1 million driven primarily from an increase in our accrued bonuses in the current year compared to the prior year due to the temporary suspension of operations in the second quarter of 2020.
•Depreciation and amortization increased $7.9 million primarily driven by the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Marketing and advertising expense increased $22.6 million primarily due to increased marketing by our TwinSpires Horse Racing and Sports and Casino businesses, the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020, and the temporary suspension of operations in the prior year quarter.
•Asset impairments decreased $6.3 million due to an $11.2 million non-cash impairment charge relating to the change in the Churchill Downs Racetrack first turn capital plans and the Company's planned usage of these assets, compared to a $17.5 million non-cash intangibles impairment recognized during the first quarter of 2020 that did not recur in the current year.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $24.4 million primarily driven by the temporary suspension of operations at our properties during the prior year and the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
35

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Live and Historical Racing	$98.4	$3.6	$94.8	$116.7	$4.6	$112.1
TwinSpires	23.1	38.7	(15.6)	45.6	54.7	(9.1)
Gaming	119.8	(1.8)	121.6	202.2	46.1	156.1
Total Segment Adjusted EBITDA	241.3	40.5	200.8	364.5	105.4	259.1
All Other	(8.0)	(10.4)	2.4	(20.6)	(20.0)	(0.6)
Total Adjusted EBITDA	$233.3	$30.1	$203.2	$343.9	$85.4	$258.5
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020
•Live and Historical Racing Adjusted EBITDA increased $94.8 million due to a $65.2 million increase from Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020; a $19.3 million increase from Derby City Gaming due to the increase in net revenue, increased operating efficiencies, and the temporary suspension of operations during the prior year quarter; a $9.4 million increase at Oak Grove due to the opening of the Oak Grove HRM facility in September 2020; a $0.6 million increase at Newport due to the opening of the Newport facility in October 2020; and a $0.3 million increase from other sources.
•TwinSpires Adjusted EBITDA decreased $15.6 million primarily due to a $8.2 million decrease from Horse Racing due to an increase in marketing and advertising expense associated with the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020, partially offset by an increase in net revenue; and a $7.4 million increase in the loss from our Sports and Casino business due to increased marketing and promotional activities.
•Gaming Adjusted EBITDA increased $121.6 million driven by a $69.8 million increase at our wholly-owned Gaming properties and a $51.8 million increase from our equity investments, both of which were due to increased operating efficiencies and the temporary closure of all of our Gaming properties in the prior year quarter.
•All Other Adjusted EBITDA increased $2.4 million driven by a $4.9 million increase at Arlington and a $1.8 million increase at United Tote, both of which primarily resulted from the temporary suspension of operations in the prior year quarter. Partially offsetting this increase was a $4.3 million decrease from Corporate primarily due to an increase in accrued bonuses compared to the prior year quarter.
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020
•Live and Historical Racing Adjusted EBITDA increased $112.1 million due to a $65.5 million increase from Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020; a $28.2 million increase from Derby City Gaming due to the increase in net revenue, increased operating efficiencies, and the temporary suspension of operations during the prior year; a $16.1 million increase at Oak Grove due to the opening of the Oak Grove HRM facility in September 2020; a $1.3 million increase at Newport due to the opening of the Newport facility in October 2020; and a $1.0 million increase at Turfway Park primarily due to an increase in handle and the temporary suspension of operations in the prior year.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
36

•TwinSpires Adjusted EBITDA decreased $9.1 million primarily due to a $10.8 million increase in the loss from our Sports and Casino business due to increased marketing and promotional activities, partially offset by a $1.7 million increase in Horse Racing primarily due to the increase in handle partially offset by an increase in marketing and advertising expense associated with the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020.
•Gaming Adjusted EBITDA increased $156.1 million driven by a $93.9 million increase at our wholly-owned Gaming properties and a $62.2 million increase from our equity investments, both of which were due to increased operating efficiencies and the temporary closure of all of our Gaming properties in the prior year.
•All Other Adjusted EBITDA decreased $0.6 million driven by a $8.6 million increase in accrued bonuses at Corporate compared to the prior year period. Partially offsetting this decrease was a $6.2 million increase from Arlington due to increased operating efficiencies and the temporary suspension of operations in the prior year and a $1.8 million increase at United Tote due to the temporary suspension of operations during the prior year.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
37

Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$108.3	$(118.8)	$227.1	$144.4	$(142.2)	$286.6
Net loss attributable to noncontrolling interest	—	—	—	—	0.1	(0.1)
Net income (loss) before noncontrolling interest	108.3	(118.8)	227.1	144.4	(142.3)	286.7
Loss from discontinued operations, net of tax	—	95.2	(95.2)	—	96.1	(96.1)
Income (loss) from continuing operations, net of tax	108.3	(23.6)	131.9	144.4	(46.2)	190.6

Additions:
Depreciation and amortization	26.0	22.1	3.9	52.0	44.1	7.9
Interest expense	22.0	20.3	1.7	41.4	39.6	1.8
Income tax provision (benefit)	41.6	(7.9)	49.5	57.8	(19.5)	77.3
EBITDA	$197.9	$10.9	$187.0	$295.6	$18.0	$277.6

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$7.1	$6.1	$1.0	$12.6	$10.4	$2.2
Other charges	0.2	(0.1)	0.3	0.2	(0.1)	0.3
Pre-opening expense and other expense	1.5	1.9	(0.4)	2.1	3.6	(1.5)
Asset impairments	11.2	—	11.2	11.2	17.5	(6.3)
Transaction expense, net	—	0.2	(0.2)	0.1	0.5	(0.4)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.5	9.8	0.7	20.1	19.3	0.8
Changes in fair value of Rivers Des Plaines' interest rate swaps	(1.8)	1.3	(3.1)	(6.0)	16.2	(22.2)
Rivers Des Plaines' legal reserves and transactions costs	6.7	—	6.7	8.0	—	8.0
Total adjustments to EBITDA	35.4	19.2	16.2	48.3	67.4	(19.1)
Adjusted EBITDA	$233.3	$30.1	$203.2	$343.9	$85.4	$258.5
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	June 30, 2021	December 31, 2020	Change
Total assets	$2,970.6	$2,686.4	$284.2
Total liabilities	$2,653.2	$2,319.3	$333.9
Total shareholders' equity	$317.4	$367.1	$(49.7)
Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $284.2 million driven by a $274.8 million increase in cash and cash equivalents primarily due to the net proceeds from the new Term Loan B-1 and Additional 2028 Notes and the increase in operating income for the six months ended June 30, 2021; a $15.6 million increase in restricted cash due to increased account wagering

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
38

deposits; a $14.0 million increase in investment in and advances to unconsolidated affiliates due to the Company's interest in Rivers and MVG; a $13.9 million increase in accounts receivable, net primarily due to timing; and a $0.7 million increase in all other assets. Partially offsetting these increases was a $24.5 decrease in property and equipment primarily due to depreciation expense for the current quarter and the asset impairment at Churchill Downs Racetrack and a $10.3 million decrease in income taxes receivable due to the current year income tax expense partially offset by the payment of the Kater and Thimmegowda litigation settlements.
•Total liabilities increased $333.9 million primarily driven by a $203.9 million increase in notes payable due to proceeds from our Additional 2028 Notes; a $143.9 million increase in long-term debt due to proceeds from the new Term Loan B-1 under our Credit Agreement; a $53.8 million increase in accounts payable driven by timing of payments; a $47.1 million increase in accrued expenses and other current liabilities driven by an increase in purses payable due to timing, increased account wagering deposits with TwinSpires and increased accrued interest payable related to our senior notes; and a $36.6 million increase in deferred income taxes primarily driven by the payment of the Kater and Thimmegowda litigation settlements. Partially offsetting these increases were a $124.0 million decrease in current liabilities of discontinued operations due to the payments of the Kater and Thimmegowda litigation settlements; a $24.9 million decrease in dividends payable due to the payment of our annual dividends; and a $2.5 million decrease in all other liabilities.
•Total shareholders’ equity decreased $49.7 million driven by $193.9 million in repurchases of common stock, a $12.6 million decrease in taxes paid related to net share settlement of stock awards, and a $0.2 million decrease from other sources. Partially offsetting these decreases were a $144.4 million increase from current year net income and a $12.6 million increase from stock-based compensation.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,
Cash flows from:	2021	2020	Change
Operating activities	$210.3	$76.9	$133.4
Investing activities	$(30.5)	$(131.8)	$101.3
Financing activities	$110.6	$611.4	$(500.8)
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
Six Months Ended June 30, 2021, Compared to the Six Months Ended June 30, 2020
•Cash flows from operating activities increased $133.4 million driven by a $194.1 million increase in operating income, a $42.7 million increase in distributions from unconsolidated affiliates, and a $20.6 million increase from all other operating activities. Partially offsetting these increases were a $124.0 million decrease from the payment of the Kater and Thimmegowda litigation settlements. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash used in investing activities decreased $101.3 million driven by a $102.2 million decrease in capital project expenditures due to reduced capital project spending in the current year compared to prior year. Partially offsetting this decrease was a $0.9 million increase from all other investing activities.
•Cash provided by financing activities decreased $500.8 million primarily driven by a $339.3 million decrease in net borrowings from long-term debt and a $165.5 million increase in common stock repurchases. Partially offsetting these decreases was a $4.0 million increase from all other financing activities.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
39

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	June 30, 2021	December 31, 2020	Change
Term Loan B due 2024	$386.0	$388.0	$(2.0)
Term Loan B-1 due 2028	299.3	—	299.3
Revolver	—	149.7	(149.7)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	500.0	200.0
Total debt	1,985.3	1,637.7	347.6
Current maturities of long-term debt	7.0	4.0	3.0
Total debt, net of current maturities	1,978.3	1,633.7	344.6
Issuance costs, net of premiums and discounts	(15.2)	(15.4)	0.2
Net debt	$1,963.1	$1,618.3	$344.8
Credit Agreement
On December 27, 2017, we entered into the Credit Agreement (as defined below) with a syndicate of lenders. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility (the "Revolver") and a $400.0 million Senior Secured Term Loan B due 2024 (the "Term Loan B" and together with the Revolver, the "Credit Agreement"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Amendment is secured by substantially all of the wholly-owned assets of the Company.
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
On March 17, 2021, the Company entered into the Incremental Joinder Agreement No. 1 (the "Joinder") to its Credit Agreement which provided $300.0 million in New Term Loan Commitments ("Term Loan B-1") as a new tranche of term loans under the existing Credit Agreement (as conformed to recognize the new loan), and carries a maturity date of March 17, 2028. The Term Loan B-1 bears interest at LIBOR plus 200 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company capitalized $3.5 million of debt issuance costs associated with the Joinder which are being amortized as interest expense over the 7-year term of the Term Loan B-1.
The interest rate on the Revolver on June 30, 2021 was LIBOR plus 175 basis points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of June 30, 2021. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
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
Although the Company was not required to meet the Company’s financial covenants under the Credit Agreement on June 30, 2021 (as a result of the Second Amendment), the Company was compliant with all applicable covenants on June 30, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
40

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
The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2027 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time at redemption prices set forth in the 2027 Indenture. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2027 Senior Notes, the Company and the 2027 Guarantors entered into a Registration Rights Agreement to register any 2027 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 25, 2019.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Existing 2028 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Existing 2028 Senior Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the Existing 2028 Senior Notes.
The Existing 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2028 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the Existing 2028 Senior Notes at any time at redemption prices set forth in the 2028 Indenture. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the Existing 2028 Senior Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any Existing 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from December 27, 2017.
On March 17, 2021, the Company completed an offering of $200.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Additional 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional 2028 Notes were offered under the indenture dated as of December 27, 2017, governing the Existing 2028 Senior Notes and form a part of the same series for purposes of the indenture. In connection with the offering, we capitalized $3.4 million of debt issuance costs which are being amortized as interest expense over the term of the Additional 2028 Notes. Upon completion of this offering, the aggregate principal amount outstanding of the Existing 2028 Notes, together with the Additional 2028 Notes (collectively the "2028 Senior Notes") is $700 million.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
41

The Company used the net proceeds from the Additional 2028 Notes and the Term Loan B-1 (i) to repay indebtedness outstanding under our Revolving Credit Facility, (ii) to fund related transaction fees and expenses and (iii) for working capital and other general corporate purposes.
The Company may redeem some or all of the Additional 2028 Notes at any time as set forth in the 2028 Offering Memorandum.
In connection with the issuance of the Additional 2028 Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 17, 2021.
Contractual Obligations
Our commitments to make future payments as of June 30, 2021, are estimated as follows:

(in millions)	July 1 to December 31, 2021	2022-2023	2024-2025	Thereafter	Total
Term Loan B	$2.0	$8.0	$376.0	$—	$386.0
Interest on Term Loan B(1)	4.1	16.2	8.0	—	28.3
Term Loan B-1	1.5	6.0	6.0	285.8	299.3
Interest on Term Loan B-1(1)	3.2	12.7	12.5	13.4	41.8
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	700.0	700.0
Interest on 2027 Senior Notes	16.5	66.0	66.0	49.5	198.0
Interest on 2028 Senior Notes	16.6	66.5	66.5	83.1	232.7
Operating leases	3.2	10.9	9.7	9.9	33.7
Minimum Guarantees(2)	2.9	19.0	19.0	13.2	54.1
Total	$50.0	$205.3	$563.7	$1,754.9	$2,573.9
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 2.10% which was the rate in place as of June 30, 2021.
(2) Includes the maximum estimated exposure where we are contractually obligated to make future minimum payments.
As of June 30, 2021, we had approximately $4.4 million of tax liabilities related to unrecognized tax benefits.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At June 30, 2021, we had $685.3 million outstanding under our Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $4.9 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
42

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Kater and Thimmegowda Class Action Suits
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
44

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
45

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
Anthony Mattera v. Robert A. Baffert, Bob Baffert Racing, Inc. and Churchill Downs Incorporated
On May 14, 2021, plaintiff Anthony Mattera filed a class action complaint in the Jefferson County Circuit Court in Louisville, Kentucky against defendants Robert A. Baffert, Bob Baffert Racing, Inc., and Churchill Downs Incorporated regarding the entry of Medina Spirit into the 147th running of the Kentucky Derby, along with the potential disqualification of Medina Spirit as the winner of Kentucky Derby 147. Plaintiff’s claims against the Company include negligence, a violation of the Consumer Protection Act, and unjust enrichment, along with a claim for injunctive relief. The Company removed the case to the U.S. District Court for the Western District of Kentucky on May 21, 2021 and filed a motion to dismiss on July 7, 2021. The Company intends to defend this matter vigorously and believes that there are meritorious legal and factual defenses against the plaintiff’s allegations and requests for relief, including his class allegations.
ITEM 1A.    RISK FACTORS
There have been no material changes with respect to our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
Month ended April 30, 2021	—	$—	—	$147.1
Month ended May 31, 2021	108	199.21	—	147.1
Month ended June 30, 2021	—	—	—	147.1
Total	108	$199.21	—
(1)On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
46

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

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 28, 2021	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 28, 2021	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
48