Form 10-Q
period 2021-09-30
Churchill Downs Inc
filed 2021-10-27
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 13, 2021 was 38,249,128 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2021	2020	2021	2020
Net revenue:
Live and Historical Racing	$79.7	$63.8	$318.8	$115.2
TwinSpires	101.8	127.1	337.1	317.5
Gaming	185.3	133.5	523.3	316.7
All Other	26.2	13.4	53.2	26.4
Total net revenue	393.0	337.8	1,232.4	775.8
Operating expense:
Live and Historical Racing	62.3	55.7	217.3	121.9
TwinSpires	77.5	84.0	247.3	209.5
Gaming	127.7	96.2	355.0	265.8
All Other	19.8	13.1	50.1	37.3
Selling, general and administrative expense	36.1	38.8	99.7	85.3
Asset impairments	—	—	11.2	17.5
Transaction expense, net	2.0	0.5	2.1	1.0
Total operating expense	325.4	288.3	982.7	738.3
Operating income	67.6	49.5	249.7	37.5
Other income (expense):
Interest expense, net	(21.7)	(19.7)	(63.1)	(59.3)
Equity in income of unconsolidated affiliates	41.7	27.6	103.0	13.2
Miscellaneous, net	0.1	(0.4)	0.3	(0.1)
Total other income (expense)	20.1	7.5	40.2	(46.2)
Income (loss) from continuing operations before (provision) benefit for income taxes	87.7	57.0	289.9	(8.7)
Income tax (provision) benefit	(26.3)	(13.9)	(84.1)	5.6
Income (loss) from continuing operations, net of tax	61.4	43.1	205.8	(3.1)
Loss from discontinued operations, net of tax	—	—	—	(96.1)
Net income (loss)	61.4	43.1	205.8	(99.2)
Net loss attributable to noncontrolling interest	—	(0.1)	—	(0.2)
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$61.4	$43.2	$205.8	$(99.0)

Net income (loss) per common share data - basic:
Continuing operations	$1.59	$1.09	$5.31	$(0.07)
Discontinued operations	$—	$—	$—	$(2.43)
Net income (loss) per common share data - basic	$1.59	$1.09	$5.31	$(2.50)

Net income (loss) per common share data - diluted:
Continuing operations	$1.57	$1.08	$5.23	$(0.07)
Discontinued operations	$—	$—	$—	$(2.43)
Net income (loss) per common share data - diluted	$1.57	$1.08	$5.23	$(2.50)

Weighted average shares outstanding:
Basic	38.6	39.5	38.7	39.6
Diluted	39.2	40.1	39.3	39.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$315.7	$67.4
Restricted cash	70.6	53.6
Accounts receivable, net	50.6	36.5
Income taxes receivable	54.7	49.4
Other current assets	36.5	28.2
Total current assets	528.1	235.1
Property and equipment, net	1,053.4	1,082.1
Investment in and advances to unconsolidated affiliates	655.1	630.6
Goodwill	366.8	366.8
Other intangible assets, net	349.3	350.6
Other assets	20.8	21.2
Total assets	$2,973.5	$2,686.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92.4	$70.7
Accrued expenses and other current liabilities	227.4	167.8
Current deferred revenue	25.7	32.8
Current maturities of long-term debt	7.0	4.0
Dividends payable	—	24.9
Current liabilities of discontinued operations	—	124.0
Total current liabilities	352.5	424.2
Long-term debt, net of current maturities and loan origination fees	670.0	530.5
Notes payable, net of debt issuance costs	1,292.0	1,087.8
Non-current deferred revenue	13.3	17.1
Deferred income taxes	255.9	213.9
Other liabilities	51.0	45.8
Total liabilities	2,634.7	2,319.3
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	—	18.2
Retained earnings	339.7	349.8
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	338.8	367.1
Total liabilities and shareholders' equity	$2,973.5	$2,686.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2020	39.5	$18.2	$349.8	$(0.9)	$—	$367.1
Net income			36.1			36.1
Issuance of common stock	0.1					—
Repurchase of common stock	(1.0)	(22.0)	(171.9)			(193.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(12.6)			(12.6)
Stock-based compensation		5.5				5.5
Balance, March 31, 2021	38.5	1.7	201.4	(0.9)	—	202.2
Net income			108.3			108.3
Stock-based compensation		7.1				7.1
Other			(0.2)			(0.2)
Balance, June 30, 2021	38.5	8.8	309.5	(0.9)	—	317.4
Net income			61.4			61.4
Issuance of common stock		2.5				2.5
Repurchase of common stock	(0.2)	(19.1)	(30.9)			(50.0)
Taxes paid related to net share settlement of stock awards			(0.3)			(0.3)
Stock-based compensation		7.8				7.8
Balance, September 30, 2021	38.3	$—	$339.7	$(0.9)	$—	$338.8

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
Net loss			(23.4)		(0.1)	(23.5)
Repurchase of common stock	(0.3)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards			(15.1)			(15.1)
Stock-based compensation		4.3				4.3
Adoption of ASC 326			(0.5)			(0.5)
Balance, March 31, 2020	39.4	—	433.9	(0.9)	2.6	435.6
Net loss			(118.8)			(118.8)
Stock-based compensation		6.1				6.1
Other			(0.2)			(0.2)
Balance, June 30, 2020	39.4	6.1	314.9	(0.9)	2.6	322.7
Net income			43.2		(0.1)	43.1
Purchase of noncontrolling interest			(0.5)		(2.5)	(3.0)
Issuance of common stock	0.1	2.5				2.5
Stock-based compensation		6.9				6.9
Balance, September 30, 2020	39.5	$15.5	$357.6	$(0.9)	$—	$372.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$205.8	$(99.2)
Loss from discontinued operations, net of tax	—	(96.1)
Income (loss) from continuing operations, net of tax	$205.8	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	$77.9	$66.5
Distributions from unconsolidated affiliates	77.7	12.8
Equity in income of unconsolidated affiliates	(103.0)	(13.2)
Stock-based compensation	20.4	17.3
Deferred income taxes	12.8	22.0
Asset impairments	11.2	17.5
Amortization of operating lease assets	4.3	3.7
Other	5.9	3.5
Changes in operating assets and liabilities:
Income taxes	23.8	(26.2)
Deferred revenue	(11.6)	(1.9)
Other assets and liabilities	65.8	39.7
Net cash provided by operating activities	391.0	138.6
Cash flows from investing activities:
Capital maintenance expenditures	(22.3)	(18.2)
Capital project expenditures	(29.8)	(191.9)
Other	(3.1)	(2.7)
Net cash used in investing activities	(55.2)	(212.8)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	780.8	726.0
Repayments of borrowings under long-term debt obligations	(429.2)	(34.4)
Payment of dividends	(24.8)	(23.4)
Repurchase of common stock	(242.4)	(28.4)
Cash settlement of stock awards	—	(12.7)
Taxes paid related to net share settlement of stock awards	(12.9)	(15.1)
Debt issuance costs	(6.9)	(1.7)
Change in bank overdraft	(13.4)	—
Other	2.3	2.3
Net cash provided by financing activities	53.5	612.6
Cash flows from discontinued operations:
Operating activities of discontinued operations	(124.0)	(1.3)
Net increase in cash, cash equivalents and restricted cash	265.3	537.1
Cash, cash equivalents and restricted cash, beginning of period	121.0	142.5
Cash, cash equivalents and restricted cash, end of period	$386.3	$679.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56.8	$57.3
Income taxes	47.0	1.4
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$6.6	$10.5
Right-of-use assets obtained in exchange for lease obligations in operating leases	9.6	2.8
Repurchase of common stock included in accrued expense and other current liabilities	1.5	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. The capacity restrictions limited reserved seating in each area to approximately 40% to 60% capacity and also limited general admission tickets. The 146th Kentucky Oaks and Derby was held in the third quarter of 2020 without spectators.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
Effective after 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and to simplify the accounting for transitioning from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and if elected, will be applied prospectively through December 31, 2022. We are currently evaluating the effect the adoption of this new accounting standard will have on our results of operations, financial condition, and cash flows.
3. ASSETS HELD FOR SALE
On September 29, 2021, the Company announced an agreement to sell the 326-acre property in Arlington Heights, Illinois (the "Arlington Property"), which is the current home of Arlington International Racecourse ("Arlington"), to the Chicago Bears for $197.2 million. The closing of the sale of the Arlington Property is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the Arlington Property in late 2022 or early 2023.
The Company has classified certain assets of Arlington totaling $81.5 million as held for sale as of September 30, 2021, which are included in property and equipment, net on the accompanying condensed consolidated balance sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
4. NATURAL DISASTER
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 off-track betting facilities ("OTBs") owned by Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"). All of the Fair Grounds and VSI operations were reopened as of September 30, 2021, with the exception of two OTBs.
The Company carries property and casualty insurance, as well as business interruption insurance subject to certain deductibles. As of September 30, 2021, the Company has recorded a reduction of property and equipment, net of $3.1 million and incurred $2.2 million in operating expenses, with an offsetting insurance recovery receivable of $5.3 million. The Company is currently working with its insurance carriers to finalize its claim. We continue to assess damages and insurance coverage, and we currently do not expect our losses to exceed the applicable insurance recoveries.
5. DISCONTINUED OPERATIONS
On January 9, 2018, the Company completed the sale of its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"), a Washington corporation, to Aristocrat Technologies, Inc., a Nevada corporation, an indirect, wholly-owned subsidiary of Aristocrat Leisure Limited, an Australian corporation (the "Big Fish Transaction") pursuant to a definitive Stock Purchase Agreement.
The Big Fish Games business and the related Big Fish Transaction meet the criteria for discontinued operation presentation. The condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows, and the notes to condensed consolidated financial statements reflect Big Fish Games as discontinued operations for all periods presented. The Company previously included both continuing and discontinued operations in our condensed consolidated statement of cash flows. The prior year results were reclassified to conform to the current period presentation.
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated and Manasa Thimmegowda v. Big Fish Games, Inc. The $124.0 million settlement was paid on March 25, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial results of Big Fish Games included in "loss from discontinued operations, net of tax" in the accompanying condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net revenue	$—	$—	$—	$—

Selling, general and administrative expense	—	—	—	1.5
Legal settlement	—	—	—	124.0
Loss from discontinued operations before benefit for income taxes	—	—	—	(125.5)
Income tax benefit	—	—	—	29.4
Loss from discontinued operations, net of tax	$—	$—	$—	$(96.1)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $366.8 million as of September 30, 2021 and December 31, 2020. We performed our annual goodwill impairment analysis as of April 1, 2021, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
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
Other intangible assets are comprised of the following:

	September 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.2	$(17.9)	$13.3	$31.2	$(16.6)	$14.6
Indefinite-lived intangible assets			336.0			336.0
Total			$349.3			$350.6
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2021. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.
Refer to Note 7, Asset Impairments, for information regarding intangible asset impairments recognized during the first quarter of 2020.
7. ASSET IMPAIRMENTS
During the quarter ended June 30, 2021, the Company recorded an $11.2 million non-cash impairment charge related to certain assets at Churchill Downs Racetrack included in our Live and Historical Racing segment. The impairment was due to a change in the Churchill Downs Racetrack capital plans and the Company's planned usage of these assets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
8. INCOME TAXES
The Company’s effective income tax rate for the three and nine months ended September 30, 2021 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
The Company’s effective income tax rate for the three and nine months ended September 30, 2020 reflect a tax benefit on a pretax loss, while the annual estimated effective tax rate for 2020 reflected tax expense on pretax income. The effective income tax rate for both periods were higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation. The effective income tax rate for the nine months ended September 30, 2020 was also higher due to the establishment of a valuation allowance against current year state income tax losses in certain jurisdictions that don’t require combined reporting and from vesting of restricted stock compensation in excess of book deductions. The Company’s annual estimated effective tax rate for 2020 included a 14% tax benefit from a current year federal taxable loss which will be carried back to a pre-2018 tax year, reducing the effective income tax rate applied to the pretax loss for both the three and nine months ended September 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. SHAREHOLDERS’ EQUITY
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million.
On February 1, 2021, the Company entered into an agreement (the "Stock Repurchase Agreement") with an affiliate of The Duchossois Group, Inc. ("TDG") to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction for an aggregate purchase price of $193.9 million. The repurchase of shares of common stock from TDG pursuant to the Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The Company repurchased the shares using available cash and borrowings under the Revolver (as defined in Note 11, Debt).
For the three and nine months ended September 30, 2021, we repurchased 245,132 shares under the 2018 Stock Repurchase Program at the aggregate purchase price of $49.2 million based on trade date. We repurchased 235,590 shares of our common stock under this program at an aggregate purchase price of $27.9 million based on trade date for the nine months ended September 30, 2020. There were no purchases for the three months ended September 30, 2020.
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
We have approximately $499.2 million of repurchase authority remaining under the 2021 Stock Repurchase Program at September 30, 2021, based on trade date. We repurchased 3,178 shares of our common stock under the 2021 Stock Repurchase Program at an aggregate purchase price of $0.8 million based on trade date for the three and nine months ended September 30, 2021.
As of September 30, 2021, we had $1.5 million accrued for the future cash settlement of executed repurchases of our common stock and no accrual as of September 30, 2020.
10. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards, restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $7.8 million for the three months ended September 30, 2021 and $6.9 million for the three months ended September 30, 2020. Stock-based compensation expense was $20.4 million for the nine months ended September 30, 2021 and $17.3 million for the nine months ended September 30, 2020.
During the nine months ended September 30, 2021, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSUs to directors. The vesting criteria for the PSU awards granted in 2021 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
On February 12, 2020, the Compensation Committee of the Board of Directors offered, and the NEOs accepted, to settle the 2017 PSU Awards in cash.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
11. DEBT
Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company.
On April 28, 2020, the Company entered into a Second Amendment to the Credit Agreement (the "Second Amendment"), which (i) provided for a financial covenant relief period through the date on which the Company delivered the Company's quarterly financial statements and compliance certificate for the fiscal quarter ended June 30, 2021, subject to certain exceptions (the "Financial Covenant Relief Period"), (ii) amended the definition of "Consolidated EBITDA" in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extended certain deadlines and made certain other amendments to the Company’s financial reporting obligations, (iv) placed certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amended the definitions of "Material Adverse Effect" and "License Revocation" in the Credit Agreement to take into consideration COVID-19.
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 9, Shareholders' Equity, for information regarding this transaction.
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
The interest rate on the Revolver on September 30, 2021 was LIBOR plus 150 basis points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of June 30, 2021. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
The Company was compliant with all applicable covenants on September 30, 2021.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2021, the Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year of an aggregate transaction price of $105.7 million. The revenue we expect to recognize on these remaining performance obligations is $0.5 million for the remainder of 2021, $37.9 million in 2022, $27.4 million in 2023, and the remainder thereafter.
As of September 30, 2021, our remaining performance obligations in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of September 30, 2021 and December 31, 2020, contract assets were not material.
As of September 30, 2021 and December 31, 2020, contract liabilities were $43.5 million and $53.7 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $1.2 million of revenue during the three months ended September 30, 2021, and $32.7 million of revenue during the nine months ended September 30, 2021, which was included in the contract liabilities balance at December 31, 2020. We recognized $1.7 million of revenue during the three months ended September 30, 2020 and $5.8 million of revenue during the nine months ended September 30, 2020, which was included in the contract liabilities balance at December 31, 2019.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Account wagering deposits liability	$53.4	$38.1
Purses payable	38.1	18.5
Accrued salaries and related benefits	28.0	19.6
Accrued interest	23.9	19.2
Other	84.0	72.4
Total	$227.4	$167.8
14. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of September 30, 2021 and December 31, 2020 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and other immaterial joint ventures.
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%; (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of September 30, 2021, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.6 million.
Our investment in Rivers Des Plaines was $547.2 million and $519.0 million as of September 30, 2021 and December 31, 2020, respectively. The Company received distributions from Rivers Des Plaines of $44.5 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $107.8 million and $110.7 million as of September 30, 2021 and December 31, 2020, respectively. The Company received distributions from MVG of $33.0 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net revenue	$202.4	$148.2	$539.0	$292.8

Operating and SG&A expense	115.2	86.1	310.6	194.1
Depreciation and amortization	4.4	4.3	13.1	12.6
Total operating expense	119.6	90.4	323.7	206.7
Operating income	82.8	57.8	215.3	86.1
Interest and other, net	(10.4)	(9.4)	(34.7)	(58.6)
Net income	$72.4	$48.4	$180.6	$27.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
Assets
Current assets	$92.6	$132.8
Property and equipment, net	283.9	267.5
Other assets, net	266.4	244.9
Total assets	$642.9	$645.2
Liabilities and Members' Deficit
Current liabilities	$95.4	$133.5
Long-term debt	761.5	753.5
Other liabilities	29.5	42.3
Members' deficit	(243.5)	(284.1)
Total liabilities and members' deficit	$642.9	$645.2
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$70.6	$70.6	$70.6	$—	$—
Financial liabilities:
Term Loan B	$382.4	$385.0	$—	$385.0	$—
Term Loan B-1	294.6	298.5	—	298.5	—
2027 Senior Notes	594.0	622.5	—	622.5	—
2028 Senior Notes	698.0	728.9	—	728.9	—
Total financial liabilities	$1,969.0	$2,034.9	$—	$2,034.9	$—

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$53.6	$53.6	$53.6	$—	$—
Financial liabilities:
Term Loan B	$384.8	$388.0	$—	$388.0	$—
Revolver	149.7	149.7	—	149.7	—
2027 Senior Notes	593.2	635.2	—	635.2	—
2028 Senior Notes	494.6	526.9	—	526.9	—
Total financial liabilities	$1,622.3	$1,699.8	$—	$1,699.8	$—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator for basic net income (loss) per common share:
Net income (loss) from continuing operations	$61.4	$43.1	$205.8	$(3.1)
Net loss attributable to noncontrolling interest	—	(0.1)	—	(0.2)
Net income (loss) from continuing operations, net of loss attributable to noncontrolling interests	61.4	43.2	205.8	(2.9)
Net loss from discontinued operations	—	—	—	(96.1)
Numerator for basic net income (loss) per common share	$61.4	$43.2	$205.8	$(99.0)
Numerator for diluted net income (loss) from continuing operations per common share	$61.4	$43.2	$205.8	$(2.9)
Numerator for diluted net income (loss) per common share	$61.4	$43.2	$205.8	$(99.0)

Denominator for net income (loss) per common share:
Basic	38.6	39.5	38.7	39.6
Plus dilutive effect of stock awards	0.6	0.6	0.6	—
Diluted	39.2	40.1	39.3	39.6

Net income (loss) per common share data:
Basic
Continuing operations	$1.59	$1.09	$5.31	$(0.07)
Discontinued operations	$—	$—	$—	$(2.43)
Net income (loss) per common share - basic	$1.59	$1.09	$5.31	$(2.50)

Diluted
Continuing operations	$1.57	$1.08	$5.23	$(0.07)
Discontinued operations	$—	$—	$—	$(2.43)
Net income (loss) per common share - diluted	$1.57	$1.08	$5.23	$(2.50)

Anti-dilutive stock awards excluded from the calculation of diluted shares	—	—	—	0.6
18. SEGMENT INFORMATION
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
Our TwinSpires Sports and Casino business operates our sports betting and casino iGaming platform in multiple states. The Company launched its mobile sports betting app in Michigan in January 2021, Tennessee in March 2021, and Arizona in September 2021. The TwinSpires Sports and Casino business includes the mobile and online sports betting and casino results and the results of eight of our retail sportsbooks, which include our wholly-owned properties at Harlow’s Casino Resort and Spa ("Harlow’s"), Presque Isle, and Riverwalk Casino Hotel (“Riverwalk”), as well as in Arizona, Colorado, Indiana and Michigan which utilize a third party's casino license.
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
◦Fair Grounds and VSI
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$7.4	$34.9	$114.6	$52.4
Derby City Gaming	40.2	25.9	113.0	55.2
Oak Grove	27.1	2.4	72.1	2.4
Turfway Park	0.7	0.6	5.8	5.2
Newport	4.3	—	13.3	—
Total Live and Historical Racing	79.7	63.8	318.8	115.2
TwinSpires:
Horse Racing	93.1	124.0	313.0	310.5
Sports and Casino	8.7	3.1	24.1	7.0
Total TwinSpires	101.8	127.1	337.1	317.5
Gaming:
Fair Grounds and VSI	24.8	27.9	98.2	70.6
Presque Isle	35.9	27.5	90.2	56.4
Ocean Downs	31.7	24.3	78.7	42.2
Calder	25.9	6.5	74.2	34.0
Oxford	31.8	12.2	72.1	32.4
Riverwalk	14.5	15.2	47.3	34.6
Harlow’s	13.3	12.7	43.9	29.7
Lady Luck Nemacolin	7.4	7.2	18.7	16.8
Total Gaming	185.3	133.5	523.3	316.7
All Other	26.2	13.4	53.2	26.4
Net revenue from external customers	$393.0	$337.8	$1,232.4	$775.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Intercompany net revenue:
Live and Historical Racing	$1.8	$7.3	$17.9	$15.3
TwinSpires	0.4	0.5	1.1	1.2
Gaming	0.3	0.2	2.3	1.7
All Other	3.6	3.8	10.2	9.0
Eliminations	(6.1)	(11.8)	(31.5)	(27.2)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.4	$89.4	$4.9	$99.7	$12.6	$112.3
Historical racing(a)	66.2	—	—	66.2	—	66.2
Racing event-related services	1.8	—	0.1	1.9	5.0	6.9
Gaming(a)	—	8.7	166.6	175.3	—	175.3
Other(a)	6.3	3.7	13.7	23.7	8.6	32.3
Total	$79.7	$101.8	$185.3	$366.8	$26.2	$393.0

	Three Months Ended September 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$14.9	$119.0	$4.6	$138.5	$8.4	$146.9
Historical racing(a)	27.1	—	—	27.1	—	27.1
Racing event-related services	19.1	—	0.7	19.8	0.2	20.0
Gaming(a)	—	3.1	122.3	125.4	—	125.4
Other(a)	2.7	5.0	5.9	13.6	4.8	18.4
Total	$63.8	$127.1	$133.5	$324.4	$13.4	$337.8
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $6.1 million for the three months ended September 30, 2021 and $2.1 million for the three months ended September 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$50.9	$300.2	$21.0	$372.1	$27.2	$399.3
Historical racing(a)	184.0	—	—	184.0	—	184.0
Racing event-related services	65.3	—	1.0	66.3	6.9	73.2
Gaming(a)	—	24.1	469.3	493.4	—	493.4
Other(a)	18.6	12.8	32.0	63.4	19.1	82.5
Total	$318.8	$337.1	$523.3	$1,179.2	$53.2	$1,232.4

	Nine Months Ended September 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$35.0	$298.5	$16.2	$349.7	$14.9	$364.6
Historical racing(a)	54.8	—	—	54.8	—	54.8
Racing event-related services	19.6	—	2.7	22.3	0.3	22.6
Gaming(a)	—	7.0	275.5	282.5	—	282.5
Other(a)	5.8	12.0	22.3	40.1	11.2	51.3
Total	$115.2	$317.5	$316.7	$749.4	$26.4	$775.8
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $15.0 million for the nine months ended September 30, 2021 and $10.5 million for the nine months ended September 30, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$81.5	$102.2	$185.6

Taxes and purses	(24.6)	(8.0)	(71.8)
Marketing and advertising	(2.9)	(10.6)	(3.6)
Salaries and benefits	(10.9)	(3.6)	(22.5)
Content expense	(0.5)	(47.1)	(1.2)
Selling, general and administrative expense	(3.1)	(2.2)	(7.1)
Other operating expense	(11.8)	(10.0)	(19.7)
Other income	—	—	51.0
Adjusted EBITDA	$27.7	$20.7	$110.7

	Three Months Ended September 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$71.1	$127.6	$133.7

Taxes and purses	(20.4)	(8.2)	(51.5)
Marketing and advertising	(2.7)	(6.9)	(0.6)
Salaries and benefits	(8.8)	(3.1)	(19.1)
Content expense	(0.2)	(62.7)	(1.2)
Selling, general and administrative expense	(2.8)	(3.9)	(8.2)
Other operating expense	(12.1)	(10.2)	(14.3)
Other income	—	—	35.9
Adjusted EBITDA	$24.1	$32.6	$74.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Nine Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$336.7	$338.2	$525.6

Taxes and purses	(95.4)	(22.7)	(201.1)
Marketing and advertising	(9.9)	(35.8)	(7.5)
Salaries and benefits	(36.2)	(9.9)	(63.0)
Content expense	(1.9)	(162.1)	(3.5)
Selling, general and administrative expense	(9.2)	(6.8)	(19.0)
Other operating expense	(39.8)	(34.6)	(52.9)
Other income	0.1	—	134.3
Adjusted EBITDA	$144.4	$66.3	$312.9

	Nine Months Ended September 30, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$130.5	$318.7	$318.4

Taxes and purses	(43.9)	(19.2)	(124.5)
Marketing and advertising	(4.2)	(13.3)	(6.3)
Salaries and benefits	(21.3)	(9.6)	(57.6)
Content expense	(1.0)	(154.4)	(2.6)
Selling, general and administrative expense	(5.7)	(7.0)	(18.8)
Other operating expense	(25.7)	(28.0)	(44.8)
Other income	—	0.1	57.0
Adjusted EBITDA	$28.7	$87.3	$120.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA:

Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$61.4	$43.2	$205.8	$(99.0)
Net loss attributable to noncontrolling interest	—	0.1	—	0.2
Net income (loss) before noncontrolling interest	61.4	43.1	205.8	(99.2)
Loss from discontinued operations, net of tax	—	—	—	96.1
Income (loss) from continuing operations, net of tax	61.4	43.1	205.8	(3.1)

Additions:
Depreciation and amortization	25.9	22.4	77.9	66.5
Interest expense	21.7	19.7	63.1	59.3
Income tax provision (benefit)	26.3	13.9	84.1	(5.6)
EBITDA	$135.3	$99.1	$430.9	$117.1

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$7.8	$6.9	$20.4	$17.3
Other charges	—	0.8	0.2	0.7
Pre-opening expense and other expense	1.7	6.2	3.8	9.8
Asset impairments	—	—	11.2	17.5
Transaction expense, net	2.0	0.5	2.1	1.0
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.7	9.9	30.8	29.2
Changes in fair value of Rivers Des Plaines' interest rate swaps	(2.0)	(1.5)	(8.0)	14.7
Rivers Des Plaines' legal reserves and transaction costs	0.6	—	8.6	—
Total adjustments to EBITDA	20.8	22.8	69.1	90.2
Adjusted EBITDA	$156.1	$121.9	$500.0	$207.3

Adjusted EBITDA by segment:
Live and Historical Racing	$27.7	$24.1	$144.4	$28.7
TwinSpires	20.7	32.6	66.3	87.3
Gaming	110.7	74.7	312.9	120.8
Total segment Adjusted EBITDA	159.1	131.4	523.6	236.8
All Other	(3.0)	(9.5)	(23.6)	(29.5)
Total Adjusted EBITDA	$156.1	$121.9	$500.0	$207.3
The table below presents information about equity in income of unconsolidated affiliates included in our reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gaming	$41.6	$27.6	$102.9	$13.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

	September 30, 2021	December 31, 2020
Total assets:
Live and Historical Racing	$651.0	$664.1
TwinSpires	282.1	257.2
Gaming	980.9	949.3
Total segment assets	1,914.0	1,870.6
All Other	1,059.5	815.8
Total assets	$2,973.5	$2,686.4
The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2021	2020
Capital expenditures, net:
Live and Historical Racing	$32.3	$190.9
TwinSpires	7.9	9.6
Gaming	9.3	5.1
Total segment capital expenditures	49.5	205.6
All Other	2.6	4.5
Total capital expenditures	$52.1	$210.1
19. SUBSEQUENT EVENT
At its regularly scheduled meeting held on October 26, 2021, the Board of Directors of the Company declared an annual cash dividend of $0.667 per share, to be paid on January 7, 2022, to all shareholders of record on December 3, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and / or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date that the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "seek," "should," "will," and similar words, although some forward-looking statements are expressed differently.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
28

Our Business
Executive Overview
Churchill Downs Incorporated (the "Company," "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have eight retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Segments
During the first quarter of 2021, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth from Oak Grove Racing, Gaming & Hotel ("Oak Grove") and Turfway Park, which opened its annex HRM facility, Newport Racing & Gaming ("Newport"), in October 2020, which resulted in our chief operating decision maker's decision to include Oak Grove, Turfway Park and Newport in the new Live and Historical Racing segment. The Live and Historical Racing segment now includes Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport. We also realigned our retail sports betting results at our wholly-owned casinos from our Gaming segment to our TwinSpires segment. As a result of this realignment, our operating segments that meet the requirements to be disclosed separately as reportable segments are: Live and Historical Racing, TwinSpires, and Gaming. We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in our condensed consolidated statements of comprehensive income (loss). The prior year results were reclassified to conform to this presentation.
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
During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. The capacity restrictions limited reserved seating in each area to approximately 40% to 60% capacity and also limited general admission tickets. The 146th Kentucky Oaks and Derby was held in the third quarter of 2020 without spectators.
Assets Held for Sale
On September 29, 2021, the Company announced an agreement to sell the 326-acre property in Arlington Heights, Illinois (the "Arlington Property"), which is the current home of Arlington International Racecourse ("Arlington"), to the Chicago Bears for $197.2 million. The closing of the sale of the Arlington Property is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the Arlington Property in late 2022 or early 2023.
The Company has classified certain assets of Arlington totaling $81.5 million as held for sale as of September 30, 2021, which is included in property and equipment, net on the accompanying condensed consolidated balance sheets. Arlington’s operations and assets are included in All Other in our consolidated results.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
29

Natural Disaster
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 off-track betting facilities ("OTBs") owned by Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"). All of the Fair Grounds and VSI operations were reopened as of September 30, 2021, with the exception of two OTBs.
The Company carries property and casualty insurance, as well as business interruption insurance subject to certain deductibles. As of September 30, 2021, the Company has recorded a reduction of property and equipment, net of $3.1 million and incurred $2.2 million in operating expenses, with an offsetting insurance recovery receivable of $5.3 million. The Company is currently working with its insurance carriers to finalize its claim. We continue to assess damages and insurance coverage, and we currently do not expect our losses to exceed the applicable insurance recoveries.
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
Governmental Regulations and Legislative Changes
We are subject to various federal, state, local, and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative activities should be read in conjunction with our Annual

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
30

Report on Form 10-K for the year ended December 31, 2020, including Part I – Item 1, "Business" for a discussion of regulatory and legislative changes.
Specific State Gaming Regulations and Potential Legislative Changes
Florida
During the second quarter of 2021, the Florida Legislature passed multiple pieces of legislation, along with a 30-year tribal gaming compact, both of which will have an impact on Calder. The tribal gaming compact enables certain tribes to conduct sports betting. The tribe can have contracts with pari-mutuel facilities to operate retail and online sports betting with a revenue share for the tribe. Separately, a bill to decouple certain pari-mutuel activities, including jai alai, from gaming activities also passed. Previously, pari-mutuel facilities, including horse racing and jai alai, were required to race or conduct jai alai to retain their ability to operate slots and cardrooms. However, under this new law, jai alai facilities can operate slots and cardrooms without conducting jai alai games. The requirement to conduct racing still applies to thoroughbred race tracks if the entity's slot or cardroom licenses are connected to the entity's racing permits. Both the tribal sports betting and decoupling legislative actions went into effect when the U.S. Department of the Interior approved the compact on August 6, 2021. The tribe is still working on executing partnership deals with pari-mutuel facilities for sports betting. The Company is evaluating the impact of the decoupling legislation on our Calder operations and alternative uses, including a sale of the excess Calder land.
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
Maryland
In 2020, the Maryland General Assembly passed a bill to allow citizens to approve sports betting, which was approved statewide by a 67% majority during the November 2020 elections. During the second quarter of 2021, the Maryland General Assembly defined the landscape for sports betting and approved casino and racino operators to conduct retail sports betting. Other retail sports betting outlets can apply, but not within 15 miles of Ocean Downs. Ocean Downs is required to submit a bid for one of 60 online licenses. The Maryland Gaming Control Board will oversee sports betting, with a tax rate of 15%. The company has submitted its application for a retail sportsbook automatically tied to its casino license.
In 2020, local zoning changes were adopted, and in the second quarter of 2021 statutory changes were made to allow Ocean Downs to build a hotel, which had previously been obstructed.
Consolidated Financial Results
The following table reflects our net revenue, operating income (loss), net income (loss), Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenue	$393.0	$337.8	$55.2	$1,232.4	$775.8	$456.6
Operating income (loss)	67.6	49.5	18.1	249.7	37.5	212.2
Operating income (loss) margin	17%	15%		20%	5%
Net income (loss) from continuing operations	$61.4	$43.1	$18.3	$205.8	$(3.1)	$208.9
Net income (loss) attributable to Churchill Downs Incorporated	61.4	43.2	18.2	205.8	(99.0)	304.8
Adjusted EBITDA	156.1	121.9	34.2	500.0	207.3	292.7
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
•Net revenue increased $55.2 million due to a $51.8 million increase from Gaming primarily due to certain capacity restrictions on patrons and gaming during the prior year quarter; a $15.9 million increase from Live and Historical

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
31

Racing due to the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020, as well as an increase at Derby City Gaming primarily due to certain capacity restrictions on patrons and gaming during the prior year quarter, partially offset by the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020 without spectators; and a $12.8 million increase from All Other primarily due to an increase in handle and admissions at Arlington. Partially offsetting these increases was a $25.3 million decrease from TwinSpires primarily from the timing of the Kentucky Oaks and Derby.
•Operating income increased $18.1 million due to a $20.3 million increase from Gaming due to the increase in net revenue and increased operating efficiencies; a $9.3 million increase from Live and Historical Racing primarily due to the increase in net revenue from our HRM facilities partially offset by our decrease in net revenue at Churchill Downs Racetrack due to the timing of the Kentucky Oaks and Derby; a $6.1 million increase from All Other primarily due to the increase in net revenue from Arlington; and a $2.7 million decrease in selling, general and administrative expenses primarily due to a decrease in accrued bonuses from an adjustment to our estimated payout in the prior year quarter that did not recur. Partially offsetting these increases were an $18.8 million decrease from TwinSpires due to the decrease in net revenue from Horse Racing and additional marketing spend related to the Sports and Casino business, and a $1.5 million increase in transaction expense, net due to an increase in legal and professional expenses.
•Net income (loss) from continuing operations increased $18.3 million. The following items impacted comparability of the Company's third quarter of 2021 net income from continuing operations compared to the prior year quarter: a $3.2 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses, and a $0.3 million after-tax benefit increase related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps. Partially offsetting these increases was a $0.4 million after-tax increase in Rivers Des Plaines' legal reserves and transaction costs. Excluding these items, net income (loss) from continuing operations increased $15.2 million primarily due to a $15.3 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $0.1 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Net income (loss) attributable to Churchill Downs Incorporated increased $18.2 million due to a $18.3 million increase in net income from continuing operations discussed above, partially offset by a $0.1 million decrease in net loss attributable to our non-controlling interest from the prior year quarter that did not recur in the current year quarter.
•Adjusted EBITDA increased $34.2 million driven by a $36.0 million increase from Gaming primarily due to the increased operating efficiencies at our wholly-owned properties and equity investments and certain capacity restrictions on patrons and gaming during the prior year quarter; a $6.5 million increase from All Other primarily due to an increase in handle and admissions at Arlington; and a $3.6 million increase from Live and Historical Racing primarily due to the opening of Oak Grove HRM facility in September 2020 and Newport in October 2020 and certain capacity restrictions on patrons and gaming during the prior year quarter at Derby City Gaming, partially offset by the timing of the Kentucky Oaks and Derby. Partially offsetting these increases was an $11.9 million decrease from TwinSpires primarily due to decrease in net revenue from Horse Racing due to the timing of the Kentucky Oaks and Derby and increased marketing and promotional activities for the Sports and Casino businesses.
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
•Net revenue increased $456.6 million due to a $206.6 million increase from Gaming due to the temporary suspension of operations in the prior year; a $203.6 million increase from Live and Historical Racing driven primarily from the openings of the Oak Grove HRM facility in September 2020 and Newport in October 2020, the temporary suspension of operations at Derby City Gaming during the prior year, and the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020 without spectators; a $26.8 million increase from All Other primarily due the temporary suspension of operations in the prior year at Arlington and United Tote; and a $19.6 million increase from TwinSpires due to our expansion in additional states related to our Sports and Casino business and an increase in handle in Horse Racing.
•Operating income increased $212.2 million due to a $117.4 million increase from Gaming due to the increase in net revenue and increased operating efficiencies; a $108.2 million increase from Live and Historical Racing primarily due to the increase in net revenue; a $14.0 million increase from All Other due to the temporary suspension of operations at Arlington and United Tote in the prior year; and a $6.3 million decrease in asset impairments due to the $11.2 million non-cash asset impairment at Churchill Downs Racetrack related to revised capital plans associated with the first turn project during the current year period, offset by the $17.5 million non-cash intangible asset impairment in the first

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
32

quarter of 2020. Partially offsetting these increases were an $18.2 million decrease from TwinSpires primarily due to additional marketing spend related to the Sports and Casino business; a $14.4 million increase in selling, general and administrative expenses primarily due to an increase in accrued bonuses in the current year; and a $1.1 million increase in transaction expense, net due to an increase in legal and professional expenses.
•Net income (loss) from continuing operations increased $208.9 million. The following items impacted comparability of the Company's net income from continuing operations during the nine months ended September 30, 2021 compared to the prior year period: a $16.8 million after-tax expense decrease related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps; a $4.5 million after-tax decrease in expenses related to lower transaction, pre-opening and other expenses; and a $4.1 million non-cash after-tax decrease related to asset impairments. Partially offsetting these decreases was a $6.1 million after-tax increase in Rivers Des Plaines' legal reserves and transaction costs. Excluding these items, net income (loss) from continuing operations increased $189.6 million primarily due to a $189.5 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates and a $0.1 million after-tax decrease in interest expense associated with higher outstanding debt balances.
•Net income (loss) attributable to Churchill Downs Incorporated increased $304.8 million due to a $208.9 million increase in net income from continuing operations discussed above and a $96.1 million decrease in net loss from discontinued operations related to the settlement of the Kater and Thimmegowda litigations during the second quarter of 2020, partially offset by a $0.2 million decrease in net loss attributable to our noncontrolling interest.
•Adjusted EBITDA increased $292.7 million driven by a $192.1 million increase from Gaming primarily due to the increased operating efficiencies at our wholly-owned properties and equity investments and temporary suspension of operations in the prior year; a $115.7 million increase from Live and Historical Racing primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020 without spectators, the increased operating efficiencies and the temporary suspension of operations at Derby City Gaming in the prior year, and the opening of Oak Grove HRM facility in September 2020; and a $5.9 million increase from All Other primarily due to the temporary suspension of operations at Arlington and United Tote in the prior year. Partially offsetting these increases was a $21.0 million decrease from TwinSpires primarily due to increased marketing and promotional activities for the Horse Racing and Sports and Casino businesses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
33

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Live and Historical Racing:
Churchill Downs Racetrack	$9.1	$42.0	$(32.9)	$131.3	66.7	$64.6
Derby City Gaming	40.2	25.9	14.3	113.0	55.2	57.8
Oak Grove	27.1	2.4	24.7	72.1	2.4	69.7
Newport	4.3	—	4.3	13.3	—	13.3
Turfway Park	0.8	0.8	—	7.0	6.2	0.8
Total Live and Historical Racing	81.5	71.1	10.4	336.7	130.5	206.2
TwinSpires:
Horse Racing	93.5	124.4	(30.9)	314.1	311.7	2.4
Sports and Casino	8.7	3.2	5.5	24.1	7.0	17.1
Total TwinSpires	102.2	127.6	(25.4)	338.2	318.7	19.5
Gaming:
Fair Grounds and VSI	24.8	27.9	(3.1)	100.2	72.1	28.1
Presque Isle	36.1	27.7	8.4	90.4	56.6	33.8
Calder	26.0	6.5	19.5	74.3	34.0	40.3
Ocean Downs	31.7	24.3	7.4	78.7	42.2	36.5
Oxford	31.8	12.2	19.6	72.1	32.4	39.7
Riverwalk	14.5	15.2	(0.7)	47.3	34.6	12.7
Harlow's	13.3	12.7	0.6	43.9	29.7	14.2
Lady Luck Nemacolin	7.4	7.2	0.2	18.7	16.8	1.9
Total Gaming	185.6	133.7	51.9	525.6	318.4	207.2
All Other	29.8	17.2	12.6	63.4	35.4	28.0
Eliminations	(6.1)	(11.8)	5.7	(31.5)	(27.2)	(4.3)
Net Revenue	$393.0	$337.8	$55.2	$1,232.4	$775.8	$456.6
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
•Live and Historical Racing revenue increased $10.4 million due to a $24.7 million increase at Oak Grove as a result of the opening of the HRM facility in September 2020 and the hotel in October 2020; a $14.3 million increase at Derby City Gaming primarily due to certain capacity restrictions on patrons and gaming during the prior year quarter and the completion of their second outdoor patio which added an additional 225 HRMs in September 2020; and a $4.3 million increase at Newport due to the opening of the facility in October 2020. Partially offsetting these increases was a $32.9 million decrease at Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020 without spectators.
•TwinSpires revenue decreased $25.4 million from the prior year quarter primarily due to a $30.9 million decrease from Horse Racing that was partially offset by a $5.5 million increase from Sports and Casino. Horse Racing net revenue decreased as a result of lower handle primarily due to the timing of the Kentucky Oaks and Derby. Sports and Casino net revenue increased as a result of our expansion in additional states and marketing and promotional activities.
•Gaming revenue increased $51.9 million due to certain capacity restrictions on patrons and gaming during the prior year quarter. Net revenue increased for all Gaming properties except for Riverwalk and Fair Grounds and VSI. Fair Grounds and VSI were negatively impacted by Hurricane Ida in August 2021, resulting in a temporary closure of Fair Grounds Race Course & Slots and OTBs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
34

•All Other revenue increased $12.6 million primarily due to an $11.5 million increase at Arlington due to an increase in handle and admissions, and a $1.1 million increase at United Tote primarily due to an increase in equipment sales.
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
•Live and Historical Racing revenue increased $206.2 million due to a $69.7 million increase at Oak Grove as a result of the opening of the HRM facility in September 2020 and the hotel in October 2020; a $64.6 million increase at Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions compared to the running of the 146th Kentucky Oaks and Derby without spectators; a $57.8 million increase at Derby City Gaming primarily due to the temporary suspension of operations during the prior year and the completion of their second outdoor patio which added an additional 225 HRMs in September 2020; a $13.3 million increase at Newport due to the opening in October 2020; and a $0.8 million increase at Turfway Park primarily due to the temporary suspension of operations during the prior year period.
•TwinSpires revenue increased $19.5 million from the prior year period primarily due to a $17.1 million increase from Sports and Casino and a $2.4 million increase from Horse Racing. Sports and Casino net revenues increased as a result of our expansion in additional states and marketing and promotional activities. Horse Racing net revenue increased as a result of an increase in handle compared to the prior year due to the continued shift from wagering at brick-and-mortar locations to online wagering.
•Gaming revenue increased $207.2 million primarily due to the temporary suspension of operations of all of our Gaming properties and the loss of revenue at each property during the prior year.
•All Other revenue increased $28.0 million primarily due to a $23.1 million increase at Arlington and a $4.7 million increase at United Tote, both of which were due to the temporary suspension of operations in the prior year period, and a $0.2 million increase from other sources.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Taxes and purses	$109.3	$81.1	$28.2	$331.1	$193.4	$137.7
Content expense	44.6	53.9	(9.3)	141.8	134.8	7.0
Salaries and benefits	43.4	37.4	6.0	125.8	103.6	22.2
Selling, general and administrative expense	36.1	38.8	(2.7)	99.7	85.3	14.4
Depreciation and amortization	25.9	22.4	3.5	77.9	66.5	11.4
Marketing and advertising	17.4	11.7	5.7	53.6	25.3	28.3
Asset impairments	—	—	—	11.2	17.5	(6.3)
Transaction expense, net	2.0	0.5	1.5	2.1	1.0	1.1
Other operating expense	46.7	42.5	4.2	139.5	110.9	28.6
Total expense	$325.4	$288.3	$37.1	$982.7	$738.3	$244.4
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $28.2 million primarily driven by the increase in net revenue by our wholly-owned gaming properties and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Content expense decreased $9.3 million primarily due to the running of the 147th Kentucky Oaks and Derby in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020.
•Salaries and benefits expense increased $6.0 million driven by certain capacity restrictions on patrons and gaming during the prior year quarter, and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020, partially offset by the timing of the Kentucky Oaks and Derby.
•Selling, general and administrative expense decreased $2.7 million driven primarily from a decrease in accrued bonus from an adjustment to the estimated annual payout in the prior year quarter that did not recur.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
35

•Depreciation and amortization increased $3.5 million primarily driven by the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Marketing and advertising expense increased $5.7 million primarily due to increased marketing by our TwinSpires Sports and Casino businesses and for our Gaming segment as operations have returned to full capacity, partially offset by the timing of the Kentucky Oaks and Derby.
•Transaction expense, net increased $1.5 million primarily due to increased legal and professional expenses.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $4.2 million primarily driven by certain capacity restrictions on patrons and gaming during the prior year quarter and the opening of Oak Grove HRM facility in September 2020 and Newport in October 2020.
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $137.7 million driven by the temporary suspension of operations in the prior year, and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Content expense increased $7.0 million primarily due to an increase in certain host fees and source market fees for the TwinSpires Horse Racing business.
•Salaries and benefits expense increased $22.2 million driven by the temporary suspension of operations in the prior year, and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Selling, general and administrative expense increased $14.4 million driven primarily from an increase in our accrued bonuses in the current year compared to the prior year due to the temporary suspension of operations in the prior year.
•Depreciation and amortization increased $11.4 million primarily driven by the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Marketing and advertising expense increased $28.3 million primarily due to increased marketing by our TwinSpires segment, and the temporary suspension of operations in the prior year.
•Asset impairments decreased $6.3 million due to an $11.2 million non-cash impairment charge relating to the change in the Churchill Downs Racetrack first turn capital plans and the Company's planned usage of these assets, compared to a $17.5 million non-cash intangibles impairment recognized during the first quarter of 2020 that did not recur in the current year.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $28.6 million primarily driven by the temporary suspension of operations at our properties during the prior year, and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Live and Historical Racing	$27.7	$24.1	$3.6	$144.4	$28.7	$115.7
TwinSpires	20.7	32.6	(11.9)	66.3	87.3	(21.0)
Gaming	110.7	74.7	36.0	312.9	120.8	192.1
Total Segment Adjusted EBITDA	159.1	131.4	27.7	523.6	236.8	286.8
All Other	(3.0)	(9.5)	6.5	(23.6)	(29.5)	5.9
Total Adjusted EBITDA	$156.1	$121.9	$34.2	$500.0	$207.3	$292.7
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
•Live and Historical Racing Adjusted EBITDA increased $3.6 million due to a $9.6 million increase at Oak Grove due to the opening of the Oak Grove HRM facility in September 2020 and an $8.7 million increase at Derby City Gaming due to the increase in net revenue and increased operating efficiencies. Partially offsetting these increases was a $14.7 million decrease at Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in the second quarter of 2021 compared to the running of the 146th Kentucky Oaks and Derby in the third quarter of 2020 without spectators.
•TwinSpires Adjusted EBITDA decreased $11.9 million primarily due to a $6.8 million increase in the loss from our Sports and Casino business due to increased marketing and promotional activities and a $5.1 million decrease from Horse Racing primarily due to the timing of the Kentucky Oaks and Derby.
•Gaming Adjusted EBITDA increased $36.0 million driven by a $20.9 million increase at our wholly-owned Gaming properties and a $15.1 million increase from our equity investments, both of which were due to increased operating efficiencies and certain capacity restrictions on patrons and gaming during the prior year quarter.
•All Other Adjusted EBITDA increased $6.5 million driven by a $5.9 million increase at Arlington due to an increase in handle and admissions, a $0.5 million increase at United Tote due to the increase in net revenue, and a $0.1 million increase from Corporate.
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
•Live and Historical Racing Adjusted EBITDA increased $115.7 million due to a $50.8 million increase from Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions compared to the running of the 146th Kentucky Oaks and Derby without spectators; a $36.9 million increase from Derby City Gaming due to the increase in net revenue, increased operating efficiencies, and the temporary suspension of operations during the prior year; a $25.6 million increase at Oak Grove due to the opening of the Oak Grove HRM facility in September 2020; a $1.7 million increase at Newport due to the opening of the Newport facility in October 2020; and a $0.7 million increase at Turfway Park primarily due to an increase in handle and the temporary suspension of operations in the prior year.
•TwinSpires Adjusted EBITDA decreased $21.0 million primarily due to a $17.5 million increase in the loss from our Sports and Casino business due to increased marketing and promotional activities and a $3.5 million decrease from Horse Racing due to increased marketing and advertising expense.
•Gaming Adjusted EBITDA increased $192.1 million driven by a $114.8 million increase at our wholly-owned Gaming properties and a $77.3 million increase from our equity investments, both of which were due to increased operating efficiencies and the temporary closure of all of our Gaming properties in the prior year.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
37

•All Other Adjusted EBITDA increased $5.9 million driven by a $12.1 million increase from Arlington due to increased operating efficiencies and the temporary suspension of operations in the prior year and a $2.3 million increase at United Tote due to the temporary suspension of operations during the prior year. Partially offsetting these increases was a $8.5 million decrease at Corporate primarily due to an increase in accrued bonuses.
Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$61.4	$43.2	$18.2	$205.8	$(99.0)	$304.8
Net loss attributable to noncontrolling interest	—	0.1	(0.1)	—	0.2	(0.2)
Net income (loss) before noncontrolling interest	61.4	43.1	18.3	205.8	(99.2)	305.0
Loss from discontinued operations, net of tax	—	—	—	—	96.1	(96.1)
Income (loss) from continuing operations, net of tax	61.4	43.1	18.3	205.8	(3.1)	208.9

Additions:
Depreciation and amortization	25.9	22.4	3.5	77.9	66.5	11.4
Interest expense	21.7	19.7	2.0	63.1	59.3	3.8
Income tax provision (benefit)	26.3	13.9	12.4	84.1	(5.6)	89.7
EBITDA	$135.3	$99.1	$36.2	$430.9	$117.1	$313.8

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$7.8	$6.9	$0.9	$20.4	$17.3	$3.1
Other charges	—	0.8	(0.8)	0.2	0.7	(0.5)
Pre-opening expense and other expense	1.7	6.2	(4.5)	3.8	9.8	(6.0)
Asset impairments	—	—	—	11.2	17.5	(6.3)
Transaction expense, net	2.0	0.5	1.5	2.1	1.0	1.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.7	9.9	0.8	30.8	29.2	1.6
Changes in fair value of Rivers Des Plaines' interest rate swaps	(2.0)	(1.5)	(0.5)	(8.0)	14.7	(22.7)
Rivers Des Plaines' legal reserves and transactions costs	0.6	—	0.6	8.6	—	8.6
Total adjustments to EBITDA	20.8	22.8	(2.0)	69.1	90.2	(21.1)
Adjusted EBITDA	$156.1	$121.9	$34.2	$500.0	$207.3	$292.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
38

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	September 30, 2021	December 31, 2020	Change
Total assets	$2,973.5	$2,686.4	$287.1
Total liabilities	$2,634.7	$2,319.3	$315.4
Total shareholders' equity	$338.8	$367.1	$(28.3)
Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $287.1 million driven by a $248.3 million increase in cash and cash equivalents primarily due to the net proceeds from the new Term Loan B-1 and Additional 2028 Notes and the increase in operating income for the nine months ended September 30, 2021; a $24.5 million increase in investment in and advances to unconsolidated affiliates due to the Company's interest in Rivers and MVG; a $17.0 million increase in restricted cash due to increased account wagering deposits; a $14.1 million increase in accounts receivable, net primarily due to timing; and a $11.9 million increase in all other assets. Partially offsetting these increases was a $28.7 decrease in property and equipment primarily due to depreciation expense and the asset impairment at Churchill Downs Racetrack.
•Total liabilities increased $315.4 million primarily driven by a $204.2 million increase in notes payable due to proceeds from our Additional 2028 Notes; a $139.5 million increase in long-term debt due to proceeds from the new Term Loan B-1 under our Credit Agreement; a $59.6 million increase in accrued expenses and other current liabilities driven by an increase in purses payable due to timing and increased account wagering deposits with TwinSpires; a $42.0 million increase in deferred income taxes primarily driven by the payment of the Kater and Thimmegowda litigation settlements; and a $21.7 million increase in accounts payable driven by timing of payments. Partially offsetting these increases were a $124.0 million decrease in current liabilities of discontinued operations due to the payments of the Kater and Thimmegowda litigation settlements; a $24.9 million decrease in dividends payable due to the payment of our annual dividends; and a $2.7 million decrease in all other liabilities.
•Total shareholders’ equity decreased $28.3 million driven by $243.9 million in repurchases of common stock and a $12.9 million decrease in taxes paid related to net share settlement of stock awards. Partially offsetting these decreases were a $205.8 million increase from current year net income, a $20.4 million increase from stock-based compensation, and a $2.3 million increase from other sources.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,
Cash flows from:	2021	2020	Change
Operating activities	$391.0	$138.6	$252.4
Investing activities	$(55.2)	$(212.8)	$157.6
Financing activities	$53.5	$612.6	$(559.1)
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
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (“2021 Stock Repurchase Program”). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We have approximately $499.2 million of repurchase authority remaining under the 2021 Stock Repurchase Program at September 30, 2021, based on trade date.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
39

Nine Months Ended September 30, 2021, Compared to the Nine Months Ended September 30, 2020
•Cash flows from operating activities increased $252.4 million driven by a $212.2 million increase in operating income and a $64.9 million increase in distributions from unconsolidated affiliates. Partially offsetting these increases was a $24.7 million decrease from all other operating activities. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash used in investing activities decreased $157.6 million driven by a $162.1 million decrease in capital project expenditures due to reduced capital project spending in the current year compared to prior year. Partially offsetting this decrease was a $4.1 million increase in capital maintenance expenditures and a $0.4 million increase from all other investing activities.
•Cash provided by financing activities decreased $559.1 million primarily driven by a $340.0 million decrease in net borrowings from long-term debt, a $214.0 million increase in common stock repurchases, and a $5.1 million decrease from all other financing activities.
Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	September 30, 2021	December 31, 2020	Change
Term Loan B due 2024	$385.0	$388.0	$(3.0)
Term Loan B-1 due 2028	298.5	—	298.5
Revolver	—	149.7	(149.7)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	500.0	200.0
Total debt	1,983.5	1,637.7	345.8
Current maturities of long-term debt	7.0	4.0	3.0
Total debt, net of current maturities	1,976.5	1,633.7	342.8
Issuance costs, net of premiums and discounts	(14.5)	(15.4)	0.9
Net debt	$1,962.0	$1,618.3	$343.7
Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million Senior Secured Term Loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company.
On April 28, 2020, the Company entered into a Second Amendment to the Credit Agreement, which (i) provided for a financial covenant relief period through the date on which the Company delivered the Company's quarterly financial statements and compliance certificate for the fiscal quarter ended June 30, 2021, subject to certain exceptions (the "Financial Covenant Relief Period"), (ii) amended the definition of "Consolidated EBITDA" in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extended certain deadlines and makes certain other amendments to the Company’s financial reporting obligations, (iv) placed certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amended the definitions of "Material Adverse Effect" and "License Revocation" in the Credit Agreement to take into consideration COVID-19.
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 9, Shareholders' Equity, of the Notes to the Condensed Consolidated Financial Statements for information regarding this transaction.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
40

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
The interest rate on the Revolver on September 30, 2021 was LIBOR plus 150 basis points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of June 30, 2021. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
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

	Actual	Requirement
Interest coverage ratio	6.3 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.0 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on September 30, 2021.

The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended September 30, 2021, the Company's commitment fee rate was 0.25%.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
41

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
Contractual Obligations
Our commitments to make future payments as of September 30, 2021, are estimated as follows:

(in millions)	October 1 to December 31, 2021	2022-2023	2024-2025	Thereafter	Total
Term Loan B	$1.0	$8.0	$376.0	$—	$385.0
Interest on Term Loan B(1)	2.1	16.1	7.9	—	26.1
Term Loan B-1	0.8	6.0	6.0	285.8	298.6
Interest on Term Loan B-1(1)	1.6	12.7	12.4	13.4	40.1
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	700.0	700.0
Interest on 2027 Senior Notes	16.5	66.0	66.0	49.5	198.0
Interest on 2028 Senior Notes	—	66.5	66.5	83.1	216.1
Operating leases	1.7	11.5	10.0	11.6	34.8
Minimum Guarantees(2)	3.1	20.4	20.8	19.0	63.3
Total	$26.8	$207.2	$565.6	$1,762.4	$2,562.0
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 2.09% which was the rate in place as of September 30, 2021.
(2) Includes the maximum estimated exposure where we are contractually obligated to make future minimum payments.
As of September 30, 2021, we had approximately $4.0 million of tax liabilities related to unrecognized tax benefits.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
42

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. At September 30, 2021, we had $683.5 million outstanding under our Credit Agreement, which bears interest at variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in our variable rate would reduce net income and cash flows from operating activities by $4.9 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
On February 11, 2019, the Manasa Thimmegowda v. Big Fish Games, Inc. class action lawsuit (the "Thimmegowda Litigation") was filed in the Washington District Court alleging, among other claims, that "Big Fish Casino," which is operated by Big Fish Games, violated Washington law, including the Washington Consumer Protection Act, and seeking, among other things, return of monies lost, reasonable attorney’s fees, injunctive relief, and treble and punitive damages.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
44

2020, the Kentucky Supreme Court issued an opinion reversing the Court’s opinion. On November 9, 2020, the KHRC and certain other defendants filed petitions for rehearing which was rejected by the Court.
On February 22, 2021, the Governor of the Commonwealth of Kentucky signed into law Senate Bill 120 which creates a statutory definition of pari-mutuel wagering that includes historical horse racing approved by the KHRC and addresses the Supreme Court of Kentucky's opinion. On remand, the Court entered final judgment on March 17, 2021, holding that the Exacta system is not a form of pari-mutuel wagering under the laws that were in effect at the time of the Kentucky Supreme Court’s September 24, 2020, opinion. The Court also held that (i) the final judgment would not be applied retroactively because the associations were authorized and permitted to operate the Exacta system by the KHRC, and (ii) any prospective application of the final judgment would be subject to Senate Bill 120. On April 7, 2021, the Court denied various motions challenging the final judgment, including motions to intervene and a motion to alter, amend, or vacate filed by the Family Foundation. The Court reaffirmed its interpretation that the final judgment would not be applied retroactively and also refused to extend the final judgment to apply to games other than the Exacta system. Although the Family Foundation filed a notice of appeal of the final judgment on April 6, 2021, it moved to dismiss the appeal on September 13, 2021. The Company does not use the Exacta system in any of its historical racing machine facilities in Kentucky and does not believe that any further rulings in this case will impact its ability to operate HRM facilities in Kentucky.
Lassiter v. Kentucky Downs, LLC, et al.
On December 18, 2020, Robert and Patricia Lassiter filed a complaint against Kentucky Downs, LLC, Keeneland Association, Inc., Turfway Park, LLC, Players Bluegrass Downs, LLC, Appalachian Racing, LLC, Ellis Park Race Course, Inc., The Lexington Trots Breeders Association, Inc., and Churchill Downs Incorporated ("Defendants"). Plaintiffs allege that Defendants’ HRMs constitute illegal gambling and assert that they can recover for their losses and the losses of all patrons at those facilities with HRMs over a five-year period under Kentucky Revised Statutes 372.010. The Company filed a motion to dismiss on March 31, 2021. On August 30, 2021, plaintiffs filed a Chapter 13 Bankruptcy Petition with the Western District of Kentucky, and filed a notice of automatic stay in the matter pending against the Company. The Company’s motion to dismiss has been remanded until the automatic stay is lifted. The Company intends to defend this matter vigorously and believes that there are meritorious legal and factual defenses against the plaintiffs' allegations and requests for relief.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the U.S. Environmental Protection Agency (the "EPA") regarding alleged Concentrated Animal Feeding Operations (CAFO) non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final agreement and regulatory and court approval. On September 29, 2020, the EPA filed a complaint and proposed consent decree, which was agreed to by both parties. On October 5, 2021, the United States District Court for the Eastern District of Louisiana granted the EPA’s unopposed motion to approve the consent decree. Pursuant to the consent decree, Fair Grounds will pay a $2.8 million penalty, which was accrued in our consolidated statement of comprehensive income for the year ended December 31, 2019, and accrued expense and other current liabilities in our accompanying condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. The consent decree also requires corrective measures to ensure compliance with applicable federal laws and regulations.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
45

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
The parties had previously attempted to mediate the matter in October 2018 but were unsuccessful. Thereafter, the parties resumed informal settlement discussions, and, as a result, the Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. If there are opt-out claims in excess of $50,000, the settlement will be voided, unless the parties agree to stipulate otherwise. The settlement agreement is subject to certain conditions, including court approval. After the parties entered into the settlement, legal counsel for six objecting plaintiffs filed an amended petition with the District Court. After a hearing on July 20, 2020, the District Court dismissed the amended petition. The objecting plaintiffs filed a notice of their intention to seek a writ with the Louisiana Court of Appeals for the Fourth Circuit related to the dismissal of the amended petition, which was denied. The fairness hearing with the District Court relating to the terms of the settlement agreement occurred on October 7, 2020, and November 17, 2020, and the parties have submitted post-trial briefing and proposed final judgments. Objecting plaintiffs have filed a notice of appeal of the February 2020 Order appointing class counsel certifying a class for settlement purposes. On January 28, 2021, the District Court issued a Final Order and Judgement approving the settlement. The objectors filed a notice of appeal of the January 28, 2021 Final Order and Judgment. That appeal has been consolidated with the earlier-filed appeal of the February 2020 order appointing class counsel and certifying a class for settlement purposes. On August 12, 2021, the Louisiana Court of Appeals for the Fourth Circuit granted a joint motion to expedite oral argument, which took place on October 13, 2021.
Anthony Mattera v. Robert A. Baffert, Bob Baffert Racing, Inc. and Churchill Downs Incorporated
On May 14, 2021, plaintiff Anthony Mattera filed a class action complaint in the Jefferson County Circuit Court in Louisville, Kentucky against defendants Robert A. Baffert, Bob Baffert Racing, Inc., and Churchill Downs Incorporated regarding the entry of Medina Spirit into the 147th running of the Kentucky Derby, along with the potential disqualification of Medina Spirit as the winner of Kentucky Derby 147. Plaintiff’s claims against the Company include negligence, a violation of the Consumer Protection Act, and unjust enrichment, along with a claim for injunctive relief. The Company removed the case to the U.S. District Court for the Western District of Kentucky on May 21, 2021 and filed a motion to dismiss on July 7, 2021. On September 1, 2021, Plaintiff filed a notice of voluntary dismissal, without prejudice.
ITEM 1A.    RISK FACTORS
There have been no material changes with respect to our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
46

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
Month ended July 31, 2021	786	$185.29	—	$147.1
Month ended August 31, 2021	175,730	190.90	175,730	113.6
Month ended September 30, 2021	73,029	226.55	72,580	499.2
Total	249,545	$201.32	248,310
(1)On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million. On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 stock repurchase program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. The repurchase program has no time limit and may be suspended or discontinued at any time. For the three months ended September 30, 2021, we repurchased 245,132 shares of our common stock under the 2018 Stock Repurchase Program at the aggregate purchase price of $49.2 million based on trade date and we repurchased 3,178 shares of our common stock under the 2021 Stock Repurchase Program at an aggregate purchase price of $0.8 million based on trade date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
47

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

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 27, 2021	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 27, 2021	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
49