Form 10-K
period 2021-12-31
Churchill Downs Inc
filed 2022-02-23
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of February 16, 2022, 38,090,006 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2021 (based upon the closing sale price for such date on the Nasdaq Global Select Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $6,668,442,585.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2022 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

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

PART I
ITEM 1.BUSINESS
Overview
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have nine retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are in Louisville, Kentucky.
Impact of the COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic resulted in travel limitations and business and government shutdowns which had a significant negative economic impact in the United States and to our business. Although vaccines are available, we cannot predict the duration of the COVID-19 global pandemic. The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control.
In March 2020, as a result of the COVID-19 outbreak, we temporarily suspended operations at our wholly owned and managed gaming properties, announced the temporary furlough of our employees at these properties and certain racing operations and implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varied dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount.
In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. One property suspended operations again in July 2020 and reopened in August 2020, and three properties suspended operations in December 2020 and reopened in January 2021. All of our gaming properties have remained open since January 2021. Although all of our properties are now open to customers, certain locations continue to operate with certain restrictions, and the continued impact of the pandemic could result in further suspension of operations.
The 146th Kentucky Oaks and Derby were held in the third quarter of 2020 without spectators. During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. The capacity restrictions limited reserved seating in each area to approximately 40% to 60% capacity and limited general admission tickets. Due to such restrictions, our revenues from the Kentucky Oaks and Derby in each year were significantly less than we would otherwise expect.
Business Segments
During the first quarter of 2021, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth from Oak Grove Racing, Gaming & Hotel ("Oak Grove") and Turfway Park Racing & Gaming (“Turfway Park”), which opened its annex HRM facility, Newport Racing & Gaming ("Newport"), in October 2020, which resulted in our chief operating decision maker's decision to include Oak Grove, Turfway Park and Newport in the new Live and Historical Racing segment. The Live and Historical Racing segment now includes Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport. We also realigned our retail sports betting results at our wholly owned casinos from our Gaming segment to our TwinSpires segment. As a result of this realignment, our operating segments that meet the requirements to be disclosed separately as reportable segments are: Live and Historical Racing, TwinSpires, and Gaming. Financial information about these segments is set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
We conduct our business through these reportable segments and report net revenue and operating expense associated with these reportable segments in Part II, Item 8. Financial Statements and Supplementary Data, contained within this Report. The prior year results in the accompanying consolidated statements of comprehensive income (loss) were reclassified to conform to this presentation.
Live and Historical Racing
The Live and Historical Racing segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport.

Churchill Downs Racetrack is the home of the Kentucky Derby and conducts live racing. Derby City Gaming is an HRM facility that operates under the Churchill Downs pari-mutuel racing license at the auxiliary training facility for Churchill Downs Racetrack in Louisville, Kentucky. Oak Grove conducts live harness racing and operates an HRM facility under its pari-mutuel racing license. Turfway Park conducts live racing, and Newport is an ancillary HRM facility that operates under the Turfway Park pari-mutuel racing license.
Our Live and Historical Racing properties earn commissions primarily from pari-mutuel wagering on live and historical races; simulcast fees earned from other wagering sites; admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services (collectively "racing event-related services"), as well as food and beverage services.
Churchill Downs Racetrack
Churchill Downs Racetrack is in Louisville, Kentucky and is an internationally known thoroughbred racing operation best known as the home of our iconic flagship event, the Kentucky Derby. We have conducted thoroughbred racing continuously at Churchill Downs Racetrack since 1875. The Kentucky Derby is the longest continuously held annual sporting event in the U.S. and is the first race of the annual series of races for 3-year-old thoroughbreds known as the Triple Crown. The demographic profile of our guests, global television viewership and long-running nature of this iconic event are attractive to sponsors and corporate partners, especially those with luxury and/or marquee brands.
We conducted 74 live racing days in 2019, 65 live race days in 2020, and 71 live race days in 2021. In 2022, we anticipate conducting up to 77 live race days.
Churchill Downs Racetrack is located on 175 acres and has a one-mile dirt track, a 7/8-mile turf track, a stabling area, and a variety of areas, structures, and buildings that provide seating for approximately 59,000 of our patrons. We also own 83 acres of land at our auxiliary training facility, which is five miles from Churchill Downs Racetrack. Churchill Downs Racetrack has one of the largest 4K video boards in the world sitting 80 feet above the ground and measuring 171 feet wide by 90 feet tall. This video board provides views of the finish line and the entire race for on-track guests, including those in the infield and guests along the entire front side of the racetrack. The facility also has permanent lighting to accommodate night races. We have a saddling paddock, and the stable area has barns sufficient to accommodate 1,400 horses and a 114-room dormitory for backstretch personnel. The Churchill Downs Racetrack facility also includes a simulcast wagering facility.
In 2002, we transferred title of the Churchill Downs Racetrack facility to the City of Louisville, Kentucky and entered into a 30-year lease for the facility as part of the financing of improvements to the Churchill Downs Racetrack facility. We can reacquire the facility at any time for $1.00 subject to the terms of the lease.
In April 2020, we completed a state-of-the-art equine medical center and quarantine barns on the backside area of Churchill Downs Racetrack which reinforces our ongoing commitment to equine and jockey safety and supports our long-term international growth strategy.
In July 2021, we announced three major multi-year capital investments to transform key areas of Churchill Downs Racetrack: The Homestretch Club, the Turn 1 Experience, and the Paddock and Under the Spires projects.
The Company is investing $45.0 million in the Homestretch Club project. The Homestretch Club will replace the grandstand area below the Jockey Club suites and alongside the Winner’s Circle suites on the homestretch. The Homestretch Club project will convert 5,200 outdoor bleacher seats into 3,250 premium reserved seats with all-inclusive amenities. Plans for the new area include 2,610 stadium club seats, 66 covered terraced dining tables for up to 440 guests, 30 Trackside Lounges for up to 200 guests offering a “courtside seat” experience, five private 60-person VIP Hospitality Lounges as upgrades and an 18,600 square-foot indoor hospitality space with a grand staircase and 100-foot feature bar. The Company is planning to debut the new area in May 2022 for the 148th Kentucky Derby.
The Company is investing $90.0 million in the Turn 1 Experience project. The Turn 1 Experience will provide additional permanent stadium seating and a new track-level hospitality club replacing current temporary Oaks and Derby seating at the first turn of the racetrack. Plans for the new area will replace 3,400 temporary seats with 5,100 permanent covered stadium seats and a new 50,000 square-foot climate-controlled hospitality venue with reserved dining room tables, a trackside viewing terrace, and two new seating concourses to allow for better guest circulation and amenities for an incremental 2,000 reserved seats. The Company is planning to debut the new area in May 2023 for the 149th Kentucky Derby.
The Company is also developing a newly designed Paddock and Under the Spires area to enhance the experience for nearly every guest. The redesigned area will improve the flow of guests throughout the Paddock. The project will create a larger paddock walking ring for viewing the horses prior to the races, a new Paddock Club in the area on the first floor under the Twin Spires that will provide views of the paddock and views of the tunnel that the horses walk through, new hospitality and other amenities for guests in certain areas of the 3rd floor clubhouse seats, and new terraces including a new Turf Club balcony overlooking the Paddock. The Company is planning to debut these new areas in May 2024 for the 150th Kentucky Derby.

Derby City Gaming
Derby City Gaming is an 85,000 square-foot, state-of-the-art HRM facility that was opened in September 2018 at the Churchill Downs Racetrack auxiliary training facility in Louisville, Kentucky. Derby City Gaming operates under the Churchill Downs Racetrack pari-mutuel racing license, and has approximately 1,225 HRMs, a simulcast center, and a dining facility.
In July 2021, we announced plans to invest $76.0 million at Derby City Gaming to expand our gaming facility for up to 450 additional gaming positions and to build a five-story hotel with 123 rooms including amenities to better serve and attract guests. Plans for the project will add 135,000 square feet to the facility and the new gaming space will open with 200 additional gaming positions. The new gaming expansion will include a VIP gaming area, a new sports bar, a stage for live entertainment and an upscale-casual restaurant and bar to create a variety of new food and beverage options for gaming and hotel guests throughout the entire day. The new gaming space expansion is scheduled for completion in the fourth quarter of 2022 and the hotel is scheduled for completion by second quarter of 2023.
Derby City Gaming Downtown
In September 2021, we announced plans to invest $80.0 million to build a new HRM entertainment venue called Derby City Gaming Downtown ("DCG Downtown") in an existing building in downtown Louisville. Plans for DCG Downtown will include 500 HRMs, three unique bar concepts and over 200 onsite parking spaces. The new entertainment venue will provide guests, including locals, tourists, and convention attendees, a main-level sports bar with a stage for music and live entertainment, a premium bourbon library and an elegant wine and charcuterie lounge. A retail and merchandise store will be located on the street level where guests can shop for Kentucky Derby-themed merchandise. The Company completed the purchase of the building and property in December 2021 for $5.2 million. DCG Downtown is anticipated to open in mid-2023.
Oak Grove
Oak Grove is a premier state-of-the-art live harness racing and historical racing entertainment venue located on 240 acres approximately one-hour north of Nashville, Tennessee in Oak Grove, Kentucky. Oak Grove owns and operates a 5/8-mile harness racing track. In September 2020, the Company opened the simulcast and HRM facility with approximately 1,325 HRMs, event center and food and beverage venues. The 128-room hotel opened in October 2020. Oak Grove also has a 1,200-person grandstand, 3,000-person capacity outdoor amphitheater and stage, a state-of-the-art equestrian center, and a recreational vehicle park.
Turfway Park
In October 2019, the Company purchased Turfway Park which is located on 197 acres in Florence, Kentucky. The Company is investing up to $148.0 million to build a 155,000 square foot state-of-the-art live thoroughbred racing and historical racing entertainment venue facility including a grandstand, sports bar, food offerings, and up to 1,200 HRMs, which we plan to open in September 2022.
Newport
On October 2, 2020, the Company opened Newport, located in Newport, Kentucky, after investing approximately $33.1 million to create a premier entertainment experience as an extension of Turfway Park. Newport has a pari-mutuel simulcast area, an approximately 23,000 square-foot gaming floor with approximately 500 HRMs, and a feature bar.
TwinSpires
The TwinSpires segment includes the revenue and expenses for the TwinSpires Horse Racing and the TwinSpires Sports and Casino businesses. Both businesses are headquartered in Louisville, Kentucky.
Horse Racing
TwinSpires Horse Racing operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers (through Velocity); and provides the Bloodstock Research Information Services platform for horse racing statistical data.
TwinSpires is one of the largest and most profitable legal online horse racing wagering platforms in the U.S. TwinSpires accepts pari-mutuel wagers through advance deposit wagering ("ADW") from customers residing in certain states who establish and fund an account from which these customers may place wagers via telephone, mobile applications or through the Internet. This business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. This business also offers customers streaming video of live horse races, replays, and an assortment of racing and handicapping information. BetAmerica.com is an online wagering business licensed under TwinSpires that offers wagering on horse racing throughout the U.S. We also provide technology services to third parties, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third party typically provides the brand, marketing and limited customer functions.

Sports and Casino
Our TwinSpires Sports and Casino business operates our sports betting platform in multiple states, including Colorado, Indiana, Maryland, Michigan, Mississippi, New Jersey, Pennsylvania, Tennessee, and Arizona. Our casino iGaming platform is operated in Michigan, New Jersey, and Pennsylvania. The Sports and Casino business includes the results of mobile sports betting, online sports betting, casino iGaming, and our retail sportsbooks. We operate eight retail sportsbooks in Colorado, Indiana, Maryland, Michigan, Arizona, Pennsylvania, and Mississippi, four of which operate under a third party’s casino license. River Casino Des Plaines ("Rivers Des Plaines") retail and online BetRivers sportsbook are included in the Gaming segment.
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
◦61.3% equity investment in Rivers Des Plaines
◦50% equity investment in Miami Valley Gaming and Racing ("MVG")
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations.
Calder
Calder owns and operates a 106,000 square foot casino with approximately 1,100 slot machines and two dining facilities. Calder also has an entertainment venue, a one-mile dirt track, a 7/8-mile turf track, barns, and stabling facilities for thoroughbred horse racing. Calder is located on 170 acres of land in Miami Gardens, Florida near Hard Rock Stadium, home of the Miami Dolphins.
On November 22, 2021, the Company announced an agreement to sell 115.7 acres of land near Calder Casino for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate, a Blackstone portfolio company. The closing of the sale of the property is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the property in the first half of 2022.
Fair Grounds and VSI
Fair Grounds Race Course & Slots is located on 145 acres in New Orleans, Louisiana. Fair Grounds Slots owns and operates a 33,000 square-foot slot facility with approximately 600 slot machines, two concession areas, a bar, a simulcast facility, and other amenities. The Fair Grounds Race Course consists of a one-mile dirt track, a 7/8-mile turf track, a grandstand, and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 guests, a general admissions area, and dining facilities. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people. Fair Grounds Race Course also operates pari-mutuel wagering in 15 off-track betting facilities ("OTBs") and VSI is the owner and operator of approximately 1,000 video poker machines in 12 OTBs in Louisiana.
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 OTBs. All the Fair Grounds and VSI operations were reopened as of December 31, 2021, except for two OTBs.

Harlow’s
Harlow’s owns and operates a 33,000 square-foot casino with approximately 700 slot machines, 15 table games, a retail sportsbook, a 105-room hotel, a 5,600 square-foot multi-functional event center, and four dining facilities located on 85 acres of leased land in Greenville, Mississippi.
Ocean Downs
Ocean Downs is located on 167 acres near Ocean City, Maryland. Ocean Downs owns and operates a 70,000 square-foot casino with approximately 900 VLTs, 18 table games, a retail sportsbook, and three dining facilities. Ocean Downs also conducts approximately 40 live harness racing days each year.
Oxford
Oxford owns and operates a 27,000 square-foot casino with approximately 950 slot machines, 30 table games, a 100-room hotel, and three dining facilities located on 97 acres in Oxford, Maine.
Presque Isle
Presque Isle owns and operates a 153,000 square-foot casino with approximately 1,550 slot machines, 34 table games, a retail sportsbook, a poker room, and four dining facilities located on 270 acres in Erie, Pennsylvania. Presque Isle also conducts 100 live thoroughbred racing days each year.
Riverwalk
Riverwalk owns and operates a 25,000 square-foot casino with approximately 650 slot machines, 15 table games, a retail sportsbook, a five-story 80-room hotel, and two dining facilities on 22 acres in Vicksburg, Mississippi.
Lady Luck Nemacolin
The Company manages Lady Luck Nemacolin, which is in Farmington, Pennsylvania, approximately one mile from the Nemacolin Woodlands Resort. Lady Luck Nemacolin has approximately 600 slot machines, 27 table games, and a dining facility.
Terre Haute
In November 2021, we announced the Indiana Gaming Commission ("IGC") selected our application for a casino owner's license to develop the Queen of Terre Haute Casino Resort (the "Queen of Terre Haute") in Vigo County, Indiana. Our up to $260.0 million investment in the Queen of Terre Haute will feature a total of 400,000 square-feet space with 1,000 slot machines, 50 table games, a 125-room luxury hotel, a retail sportsbook, and several food and beverage offerings. We paid the $5.0 million license fee to the IGC in January 2022. The expected completion of the Queen of Terre Haute is scheduled for the second half of 2023.
Rivers Des Plaines
Rivers Des Plaines owns and operates a 140,000 square-foot casino with approximately 1,000 slot machines and 69 table games, seven dining and entertainment facilities, and an approximate 5,000 square-foot state-of-the-art BetRivers Sports Bar on 21 acres in Des Plaines, Illinois. We acquired 61.3% equity ownership in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Des Plaines, in March 2019. In the third quarter of 2020, Rivers Des Plaines completed the expansion of the parking garage. Rivers Des Plaines is investing $87.0 million in a 78,000 square-foot expansion between the existing casino building and the recently enlarged parking garage. Plans for the two-story addition include a new restaurant and an expanded gaming floor on the first floor, as well as a 24-table poker room, a 10,000 square-foot ballroom for private events and live entertainment, and a slot machine gaming area on the second floor. The expansion will also add approximately 725 additional gaming positions. The expected completion of the expansion is scheduled for the first half of 2022.
Miami Valley Gaming
MVG owns and operates a 186,000 square-foot casino with approximately 1,950 VLTs, four dining facilities, a racing simulcast center, and a 5/8-mile harness racetrack located on 120 acres in Lebanon, Ohio. We have a 50% equity investment in MVG.

All Other
We have aggregated the following businesses as well as certain corporate operations, and other immaterial joint ventures in "All Other" to reconcile to consolidated results:
•Arlington International Racecourse ("Arlington")
•United Tote
•Corporate
Arlington
Arlington is located on 326 acres in Arlington Heights, Illinois. On September 29, 2021, the Company announced an agreement to sell the property to the Chicago Bears for $197.2 million. The closing of the sale of the property is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the Arlington Property in early 2023.
United Tote
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, record sales, calculate payoffs and display wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to several third-party racetracks, OTBs and other pari-mutuel wagering businesses and also provides these services at our facilities.
Corporate
Corporate includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our segments.
Competition
Overview
We operate in a highly competitive industry with many participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending, including spectator sports, fantasy sports and other entertainment and gaming options. Our brick-and-mortar casinos compete with traditional and Native American casinos, video lottery terminals, state-sponsored lotteries, and other forms of legalized gaming in the U.S. and other jurisdictions.
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
Live and Historical Racing
In 2021, approximately 34,000 thoroughbred horse races were conducted in the U.S., which was up 21% compared to 2020 due to the impact of almost all of the racetracks across the U.S. being closed for a portion of the prior year as a result of the COVID-19 global pandemic. As a racetrack operator, we compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing and purse sizes. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Derby City Gaming, Oak Grove, Turfway Park, and Newport compete with regional casinos in the area and other forms of legal and illegal gaming.
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
Our People
As of December 31, 2021, we had a total of approximately 5,000 team members, of which 3,800 are full-time employees. As of December 31, 2021, the Live and Historical Racing segment had 1,200 team members, the TwinSpires segment had 300 team members; and the Gaming segment had 3,100 team members. Nearly one-quarter of the Live and Historical Racing segment team members are full-time employees and nearly all the TwinSpires and Gaming segment team members are full-time employees. The Company’s corporate staff consists of approximately 200 full-time employees. The number of seasonal employees fluctuates significantly through the course of the year primarily due to the seasonal nature of our businesses. We have the highest level of seasonal team members during the second quarter when we traditionally run the Kentucky Derby.
As of December 31, 2021, approximately 550 full-time employees were covered by 18 collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our team members.
Diversity and Inclusion
We believe that a diverse workforce fosters innovation and cultivates a high-performance culture that leverages the unique perspectives of every team member to profitably grow our businesses. The Company’s Board of Directors and executive management team includes diverse individuals based on gender and race and benefit from the diverse experiences of our directors and management that individually and collectively create a high-performance culture focused on executing our strategic priorities to protect and grow our businesses effectively and efficiently.
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
Talent Acquisition, Development and Retention
We invest in attracting, developing, and retaining our team members. Our philosophy is to communicate a clear purpose and strategy, set challenging goals, drive accountability, continuously assess, develop, and advance talent, and to embrace a leadership-driven talent strategy. Our Company enables team members to grow in their current roles as well as to have opportunities to build new skills in other parts of the Company. We review talent and succession plans with our Chief Executive Officer and Board of Directors periodically throughout the year. The process focuses on accelerating talent development, strengthening succession pipelines, and advancing diversity in gender, race, and experience.
Compensation, Benefits, Safety and Wellness
We strive to offer market competitive salaries and wages for our team members and we offer comprehensive health and retirement benefits to eligible employees. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions and to provide a variety of voluntary benefits and paid time away from work programs. We also provide several innovative programs designed to promote physical, emotional, and financial well-being. Our commitment to the safety of our employees, customers, and community remains a top priority and we have safety programs at all our properties to facilitate identification and implementation of safety practices.

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
Live and Historical Racing Regulations
Horse racing is a highly regulated industry. In the U.S., interstate pari-mutuel wagering on horse racing is subject to the Interstate Horseracing Act of 1978, as amended in 2000 ("IHA"). Under the IHA, racetracks and ADWs can accept interstate off-track wagers if the racetracks and ADWs have approvals from (1) the host horse racetrack including a written agreement with the horsemen’s group, if applicable; (2) the host racing commission, and (3) the off-track racing commission. If these requirements are met, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.
In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent to, among other things, protect the public from unfair and illegal gambling practices, generate tax revenue, license racetracks and operators and prevent organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges, and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing including the presence and placement of specific race officials such as timers, placing judges, starters, and patrol judges.
The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year and the determination of applicable regulatory authorities.
Kentucky
In Kentucky, horse racing racetracks and HRM facilities are subject to the licensing and regulation of the Kentucky Horse Racing Commission ("KHRC"), which is responsible for overseeing horse racing and regulating the state equine industry and overseeing the annual licensing and operations of HRMs in Kentucky. Licenses to conduct live thoroughbred and standardbred racing meets, to participate in simulcasting, and to accept advance deposit wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky.
Derby City Gaming, Oak Grove, and Newport are subject to extensive state and local laws and to licensing and regulatory control by the KHRC. Changes in Kentucky laws or regulations may limit or otherwise materially affect the types of HRMs that may be conducted and such changes, if enacted, could have an adverse impact on our Kentucky HRM operations. The failure to comply with the rules and regulations of the KHRC could have a material adverse impact on our business.
Florida
During the second quarter of 2021, the Florida Legislature passed a bill to decouple jai alai from gaming activities. Under this new law, jai alai facilities can operate slots and cardrooms without conducting jai alai games. The decoupling legislative action went into effect when the U.S. Department of the Interior approved the compact on August 6, 2021. This legislative action is expected to have a favorable impact on our business.
TwinSpires Regulations and Potential Legislative Changes
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the Oregon Racing Commission in accordance with Oregon law and the IHA. We also hold advance deposit wagering licenses in certain other states where appropriate. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact our mobile and online ADW business.
Sports Betting and iGaming Regulations and Potential Legislative Changes
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gave states the authority to authorize sports wagering. Thirty-three states have authorized sports betting and thirty of these states have sports betting operational as of December 31, 2021. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements.
As of December 31, 2021. the Company is operational in seven states for retail sports betting, seven states for online sports betting, and three states for iGaming.

Gaming Regulations and Potential Legislative Changes
The gaming industry is a highly regulated industry. In the U.S., gaming laws are generally designed to protect consumers and the viability and integrity of the industry. Gaming laws may also be designed to protect and maximize state and local revenue derived through taxes and licensing fees imposed on industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the industry meet certain standards of character and fitness. Gaming laws require industry participants to:
•Ensure that unsuitable individuals and organizations have no role in gaming operations,
•Establish procedures designed to prevent cheating and fraudulent practices,
•Establish and maintain responsible accounting practices and procedures,
•Maintain effective controls over financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue,
•Maintain systems for reliable record keeping,
•File periodic reports with gaming regulators,
•Ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions,
•Establish programs to promote responsible gambling and inform patrons of the availability of help for problem gambling, and
•Enforce minimum age requirements.
A state regulatory environment is established by statute and administered by a regulatory agency with broad discretion to regulate the affairs of owners, managers and persons with financial interests in gaming operations. Gaming authorities in the various jurisdictions in which we operate:
•Adopt rules and regulations under the implementing statutes,
•Interpret and enforce gaming laws,
•Impose disciplinary sanctions for violations, including fines and penalties,
•Review the character and fitness of participants in gaming operations and make determinations regarding suitability or qualification for licensure,
•Grant licenses for participation in gaming operations,
•Collect and review reports and information submitted by participants in gaming operations,
•Review and approve transactions, such as acquisitions or change-of-control transactions of gaming industry participants, securities offerings and debt transactions engaged in by such participants, and
•Establish and collect fees and taxes.
Any change in the gaming laws or regulations of a jurisdiction could have a material adverse impact on our gaming operations.
Licensing and Suitability Determinations
Gaming laws require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders, to obtain licenses from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Gaming authorities have very broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable. Criteria used in determining whether to grant a license to conduct gaming operations, while varying between jurisdictions, generally include consideration of factors such as the good character, honesty and integrity of the applicant; the financial stability, integrity and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels; the quality of the applicant’s gaming facilities; the amount of revenue to be derived by the applicable state from the operation of the applicant’s gaming facility; the applicant’s practices with respect to minority hiring and training; and the effect on competition and general impact on the community.
In evaluating individual applicants, gaming authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history and the character of those with whom the individual associates.

Many gaming jurisdictions limit the number of licenses granted to operate gaming facilities within the state and some states limit the number of licenses granted to any one gaming operator. Licenses under gaming laws are generally not transferable without approval. Licenses in most of the jurisdictions in which we conduct gaming operations are granted for limited durations and require renewal from time to time. There can be no assurance that any of our licenses will be renewed. The failure to renew any of our licenses could have a material adverse impact on our gaming operations.
Gaming authorities may investigate any subsidiary engaged in gaming operations and may investigate any individual who has a material relationship to or material involvement with any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees must file applications with the gaming authorities and may be required to be licensed, qualify or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause that they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to gaming authorities. Gaming authorities have the ability to deny a license, qualification or finding of suitability and have jurisdiction to disapprove a change in a corporate position.
If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. Gaming authorities may also require us to terminate the employment of any person who refuses to file appropriate applications.
In many jurisdictions, certain of our shareholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and may be required to apply for qualification or a finding of suitability. Most gaming authorities, however, allow an "institutional investor" to apply for a waiver.
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
Violations of Gaming Laws
If we violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. A supervisor or conservator can be appointed by gaming authorities to operate our gaming properties, or in some jurisdictions, take title to our gaming assets in the jurisdiction, and under certain circumstances, income generated during such appointment could be forfeited to the applicable state or states. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable gaming laws could have a material adverse impact on our gaming operations.
Some jurisdictions prohibit certain types of political activity by a gaming licensee, officers, directors and key employees. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.
Reporting and Record-keeping Requirements
We are required periodically to submit detailed financial and operating reports and furnish any other information that gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our gaming facilities and racetracks as well as any suspicious activity that may occur at such facilities. Failure to comply with these requirements could result in fines or cessation of operations. We are required to maintain a current stock ledger that may be examined by gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities.

A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may require certificates for our securities to bear a legend indicating that the securities are subject to specified gaming laws.
Review and Approval of Transactions
Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to and in some cases approved by gaming authorities. We may not make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.
License Fees and Gaming Taxes
We pay substantial license fees and taxes in many jurisdictions in connection with our gaming operations which are computed in various ways depending on the type of gambling or activity involved. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as a percentage of the gaming revenue received; the number of gambling devices and table games operated; or a one-time fee payable upon the initial receipt of license and fees in connection with the renewal of license. In some jurisdictions, casino tax rates are graduated such that the tax rates increase as gaming revenue increases. Tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse impact on our gaming operations.
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
Other Specific State Regulations and Potential Legislative Changes
Louisiana
During the second quarter of 2021, the Louisiana State Legislature passed a bill that was signed by Governor Edwards to allow HRMs in off-track betting facilities with oversight from the Louisiana Gaming Commission. Fair Grounds anticipates adding up to 50 HRMs per facility or approximately 600 HRMs in total across 14 facilities under this new law in 2022.
Maryland
During the second quarter of 2021, the Maryland Gaming Control Board adopted statutory changes to allow Ocean Downs to build a hotel. The Company is evaluating the economics and potential timing of building a hotel at Ocean Downs which may have a positive impact on our Company.
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
Economic and External Risks
The current novel coronavirus (COVID-19) global pandemic has adversely affected, and could continue to adversely affect our business, financial condition and financial results. Other major public health issues could adversely affect our business, financial condition and financial results in the future
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Considerable uncertainty still surrounds the continued effects of the COVID-19 virus, including the emergence of variant strains, and the extent of and effectiveness of responses taken on international, national and local levels. The long-term impact of COVID-19 on the U.S. and world economies and continued impact on our business remains uncertain, the duration and scope of which cannot currently be predicted.
The COVID-19 pandemic and the measures taken by national, state, and local authorities in response have adversely affected and could in the future materially adversely impact the Company's business, results of operations, and financial condition. Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks. The introduction of vaccine and facemask mandates in certain locations may further impact the number of customers visiting our properties. During the course of the pandemic, we experienced temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. Although all of our properties are now open to customers, certain locations continue to operate with certain restrictions and limitations on amenities, and the continued impact of the pandemic could result in further suspension of operations.
The Company continues to monitor the COVID-19 situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company's operational and financial performance remains uncertain and will depend on many factors outside the Company's control, including the timing, extent, trajectory, and duration of the pandemic, the emergence of new variants, the development, availability, distribution, and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy.
Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather, including as a result of climate change
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks, which is subject to the occurrence and threat of extraordinary events that may discourage attendance or expose us to substantial liability. Terrorist activity, including acts of domestic terrorism, civil unrest or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions, safety and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack and at our other locations. A major epidemic or pandemic, outbreak of a contagious equine disease, or the threat of such an event, could also adversely affect attendance and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. The COVID-19 global pandemic resulted in the temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. While we are constantly evaluating our security precautions in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities.
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
An inability to attract and retain key and highly-qualified and skilled personnel, as well as disruptions in the general labor market, could impact our ability to successfully develop, operate, and grow our business
We believe that our success depends in part on our ability to hire, develop, motivate and retain highly-qualified and skilled employees throughout our organization. If we do not successfully hire, develop, motivate and retain highly qualified and skilled employees, it is likely that we could experience significant disruptions in our operations and our ability to successfully develop, operate, and grow our business could be impacted.
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
We have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our workers, or labor shortages in our supply chain could result in increased costs and impact our ability to fully staff our operations, which could negatively affect our financial condition, results of operations, or cash flows.
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
Our Churchill Downs Racetrack and the Kentucky Derby may be adversely affected by changes in consumer preferences, attendance, wagering, and sponsorships
Our Churchill Downs Racetrack is dependent upon the number of people attending and wagering on live horse races.  If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Live and Historical Racing segment. In addition, accidents and adverse events that may occur at our race track and any reputational damage as a result may negatively impact attendance at our live horse races. If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
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
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction
Our TwinSpires and Gaming segments are characterized by the rapid development of new technologies and the continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. It may be difficult to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
The concentration and evolution of the slot machine and HRM manufacturing industry or other technological conditions could impose additional costs on us
A significant amount of our revenue is attributable to slot, HRM, VLTs, and video poker machines operated by us at our properties, and there are a limited number of slot machine and HRM manufacturers servicing the industry. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector. Recently, the prices of new machines have escalated faster than the rate of inflation and slot machine manufacturers have occasionally refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment, it could adversely affect our operations and profitability.
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
From time to time, certain Horsemen’s Groups have withheld their consent to send or receive racing signals among racetracks. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could have a material adverse impact on our business. We also have written agreements with certain Horsemen’s Groups with regards to the proceeds of gaming machines in certain states that may be required to operate such gaming.
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
We intend to focus on market access and our retail operations for our TwinSpires Sports and Casino business and there can be no assurance that we will be able to compete effectively or that we will generate sufficient returns on our investment
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. As a result, several jurisdictions in which we operate legalized sports betting and additional jurisdictions may do so in the future. The market for sports betting and online gaming is rapidly evolving and highly competitive with an increasing number of competitors. The success of our retail and online sportsbook and online casino operations are dependent on a number of factors that are beyond our control, including:
•the timing of adoption of regulations authorizing betting and gaming activities,
•operating requirements and other restrictions,
•the number of allowable industry participants,
•the license fees and tax rates,
•our ability to gain market share in a newly developing market,
•the potential that the market does not develop as we anticipate,
•our ability to compete with new entrants in the market,
•changes in consumer demographics and public tastes and preferences, and
•the availability and popularity of other forms of entertainment.
There can be no assurance as to the returns that we will receive from our current and anticipated retail and online sports betting and online casino operations.
Operational Risks
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
We may not be able to identify and / or complete acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget or as planned
We pursue acquisitions, divestitures, development of new venues and expansion of existing facilities to grow our business.
We face challenges in identifying and completing acquisitions or divestiture opportunities or other development or expansion projects that fit with our strategic objectives. These projects require significant capital commitments and the incurrence of additional debt. These projects also have risks associated with managing and integrating the acquisition or expansion project.
We signed a definitive agreement to acquire substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") for total consideration of $2.485 billion. Important factors for the proposed P2E transaction include the receipt of regulatory approvals on terms desired or anticipated, unanticipated difficulties or expenditures relating to the proposed transaction, including, without limitation, difficulties that result in the failure to realize expected synergies, efficiencies and cost savings from the proposed transaction within the expected time period (if at all), our ability to obtain financing on the anticipated terms and schedule, disruptions of our or P2E’s current plans, operations and relationships with customers and suppliers caused by the announcement and pendency of the proposed transaction, and our and P2E’s ability to consummate a sale-leaseback transaction with respect to the Hard Rock Sioux City on terms desired or anticipated.

Supply chain disruptions and inflationary pressure related to these projects could lead to delays and higher project costs. The acquisition or divestiture of businesses may be delayed by external factors beyond our control including federal, state, and local issues.
The impact of these risks may cause us to realize the intended benefits of these capital investments which could have a material adverse impact on our business.
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
We perform financial, operational and legal diligence on the businesses we purchase; however, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate these businesses successfully and integrate them into our existing operations. In any acquisition we make, we face risks that include the following:
•the risk that the acquired business may not further our business strategy or that we paid more than the business was worth,
•the risk that the financial performance of the acquired business declines or fails to meet our expectations from and after the date of acquisition,
•the potential adverse impact on our relationships with partner companies or third-party providers of technology or products,
•the possibility that we have acquired substantial undisclosed liabilities for which we may have no recourse against the sellers or third-party insurers,
•costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy,
•the risks of acquiring businesses and/or entering markets in which we have limited or no prior experience,
•the potential loss of key employees or customers,
•the possibility that we may be unable to retain or recruit employees with the necessary skills to manage the acquired businesses, and
•changes to legal and regulatory guidelines which may negatively affect acquisitions.
If we are unsuccessful in overcoming these risks, it could have a material adverse impact on our business.
The development of new venues and the expansion of existing facilities is costly and susceptible to delays, cost overruns and other uncertainties
We may decide to develop, construct and open hotels, casinos, other gaming venues, or racetracks in response to opportunities that may arise. For example, in July 2021, we announced three major multi-year capital investments to transform key areas of Churchill Downs Racetrack: the Homestretch Club, the Turn 1 Experience, and the Paddock and Under the Spires projects. Future development projects may require significant capital commitments and the incurrence of additional debt, which could have a material adverse impact on our business. In addition, we may not receive the intended benefits of such capital investments.
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
There can be no assurance that we will be able to retain our existing governmental licenses, registrations, permits or approvals necessary to operate our existing businesses or demonstrate suitability to obtain any licenses, registrations, permits, or approvals. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful.
Our Live and Historical Racing segment is subject to extensive state and local regulation, and we depend on continued state approval of legalized pari-mutuel wagering in states where we operate. Our wagering and racing (including HRM) facilities must meet the licensing requirements of various regulatory authorities. We have obtained all governmental licenses, registrations, permits and approvals necessary for operation. However, we may be unable to maintain our existing licenses. The failure to obtain such licenses in the future or the loss of or material change in our business licenses, registrations, permits or approvals may materially limit the number of races we conduct or our racing (including HRM) operation. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction.
Regulatory authorities also have input into important aspects of our operations, including hours of operation, location or relocation of a facility, and numbers and types of HRMs. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating pari-mutuel laws or regulations.

TwinSpires accepts ADWs from customers of certain states who set up and fund accounts from which they may place wagers via telephone, mobile device or through the Internet pursuant to the Interstate Horseracing Act and relevant licenses and consents. The online horse racing wagering business is heavily regulated, and laws governing ADW pari-mutuel wagering vary from state to state. State attorney generals, regulators, and other law enforcement officials may interpret state laws, federal laws, constitutional principles, and the related regulations in a different manner than we do.
States may take affirmative action to make ADW expressly unlawful. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits and approvals necessary to facilitate the operation or expansion of our online horse racing wagering business or in any legal challenge to the validity of any restrictions on ADW. Legal challenges and regulatory and legislative processes can be lengthy, costly and uncertain.
Many states have considered and are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states or increase competition for online wagering. Anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies.
Any of these events could have a material adverse impact on our financial condition, results of operations, and cash flows.
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
Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.
While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets, interest rate increases, changes that may result from the implementation of new benchmark rates that replace the London Interbank Offered Rate (LIBOR) or changes to our credit ratings could negatively impact the availability or cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital.
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
Portions of our business are difficult or impracticable to insure. After carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, we may opt to retain certain risks not covered by our insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs and insurance policy coverage ceilings.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
We own the following real property:
Live and Historical Racing
•100 acres at Churchill Downs and our auxiliary training facility at Derby City Gaming in Louisville, Kentucky
•Derby City Gaming in Louisville, Kentucky
•Oak Grove Racing and Gaming in Oak Grove, Kentucky
•Turfway Park in Florence, Kentucky
•Derby City Gaming Downtown in Louisville, Kentucky

Gaming
•Oxford in Oxford, Maine
•Riverwalk in Vicksburg, Mississippi
•Calder in Miami Gardens, Florida
•Fair Grounds and certain VSI properties in New Orleans, Louisiana
•Ocean Downs in Ocean City, Maryland
•Presque Isle in Erie, Pennsylvania
All Other
•Arlington International Race Course in Arlington Heights, Illinois
We lease the following real property:
Live and Historical Racing
•Churchill Downs Racetrack in Louisville, Kentucky - we lease 158 acres under a 30-year lease entered into in 2002 where we transferred title of the facility to the City of Louisville, Kentucky, and retained the right to re-acquire the facility at any time for $1.00, subject to the terms of the lease as part of the financing of the improvements to the facility.
•Newport Racing and Gaming in Newport, Kentucky
TwinSpires
•TwinSpires.com and Brisnet in Lexington, Kentucky
•TwinSpires office in Vancouver, Canada and Toms River, New Jersey
Gaming
•Harlow's in Greenville, Mississippi - we lease the land on which the casino and hotel are located
•Certain VSI properties in New Orleans, Louisiana
•Lady Luck Nemacolin in Farmington, Pennsylvania - we lease the building as part of the management agreement
All Other
•United Tote in Louisville, Kentucky; San Diego, California; and Portland, Oregon
•Corporate and TwinSpires headquarters in Louisville, Kentucky
ITEM 3.LEGAL PROCEEDINGS
In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business.
The Kentucky Horse Racing Commission, et al. v. The Family Trust Foundation of Kentucky, Inc.
In 2010, all Kentucky racetracks and the Kentucky Horse Racing Commission (the "KHRC" and together with the Kentucky racetracks, the "Joint Petitioners") sought a declaration from the Franklin Circuit Court (the "Court") that: (i) the KHRC’s historical racing regulations are valid under Kentucky law, and (ii) operating historical racing machines ("HRMs") pursuant to a license issued by KHRC would not run afoul of any criminal gaming statutes. The Family Trust Foundation of Kentucky, Inc. (the "Family Foundation") intervened, and the Court subsequently granted summary judgment to the Joint Petitioners holding that the KHRC's historical racing regulations are valid under Kentucky law. Following an appeal to the Kentucky Court of Appeals, in February 2014 the Supreme Court of Kentucky affirmed the Court’s decision that the regulations are valid under Kentucky law, but remanded the case to the Court to determine whether operation of HRMs that were licensed during the pendency of the litigation constitute pari-mutuel wagering. On October 24, 2018, the Court ruled that the HRMs in question are a pari-mutuel system of wagering legally permitted under Kentucky law. On September 24, 2020, the Kentucky Supreme Court reversed the Court’s opinion.
On February 22, 2021, the Governor of the Commonwealth of Kentucky signed into law Senate Bill 120 which created a statutory definition of pari-mutuel wagering that includes historical horse racing approved by the KHRC and addressed the Supreme Court of Kentucky's opinion. On remand, the Court entered final judgment on March 17, 2021, holding (i) that the Exacta system is not a form of pari-mutuel wagering under the laws that were in effect at the time of the Kentucky Supreme Court’s September 24, 2020, opinion, (ii) the final judgment would not be applied retroactively because the associations were authorized and permitted to operate the Exacta system by the KHRC, and (iii) any prospective application of the final judgment would be subject to Senate Bill 120. Although the Family Foundation filed a notice of appeal of the final judgment, it moved to dismiss the appeal on September 13, 2021. The Kentucky Court of Appeals dismissed the appeal on January 12, 2022, and no further action is expected in this matter.

Lassiter v. Kentucky Downs, LLC, et al.
On December 18, 2020, Robert and Patricia Lassiter filed a complaint against Kentucky Downs, LLC, Keeneland Association, Inc., Turfway Park, LLC, Players Bluegrass Downs, LLC, Appalachian Racing, LLC, Ellis Park Race Course, Inc., The Lexington Trots Breeders Association, Inc., and Churchill Downs Incorporated (“Defendants”). Plaintiffs allege that Defendants’ HRMs constitute illegal gambling and assert that they can recover for their losses and the losses of all patrons at those facilities with HRMs over a five-year period under Kentucky Revised Statutes 372.010. The Company filed a motion to dismiss on March 31, 2021. On August 30, 2021, plaintiffs filed a Chapter 13 Bankruptcy Petition with the Western District of Kentucky, and filed a notice of automatic stay in the matter pending against the Company. The Company’s motion to dismiss was remanded because of the automatic stay, which has ended. On February 9, 2022, the Company filed a motion for oral argument on the motions to dismiss. The Company intends to defend this matter vigorously and believes that there are meritorious legal and factual defenses against the plaintiffs' allegations and requests for relief.
Louisiana Environmental Protection Agency Non-Compliance Issue
On December 6, 2013, we received a notice from the U.S. Environmental Protection Agency (the "EPA") regarding alleged Concentrated Animal Feeding Operations (CAFO) non-compliance at Fair Grounds Race Course. On October 21, 2019, we reached an agreement in principle, subject to final agreement and regulatory and court approval. On September 29, 2020, the EPA filed a complaint and proposed consent decree, which was agreed to by both parties. On October 5, 2021, the United States District Court for the Eastern District of Louisiana granted the EPA’s unopposed motion to approve the consent decree. Pursuant to the consent decree, Fair Grounds paid a $2.8 million penalty, which was accrued in our consolidated statement of comprehensive income for the year ended December 31, 2019, and accrued expense and other current liabilities in our accompanying consolidated balance sheets at December 31, 2020. The consent decree also requires corrective measures to ensure compliance with applicable federal laws and regulations.
Louisiana Horsemen's Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, LLC and Churchill Downs Louisiana Video Poker Company, LLC ("Fair Grounds Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. The Louisiana Fourth Circuit Court of Appeals reversed the Louisiana Racing Commission’s previous ruling that the plaintiffs did not have standing and remanded the matter to the Louisiana Racing Commission for further proceedings on June 13, 2018.
The Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement. On February 18, 2020, the District Court granted preliminary approval of the settlement agreement. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. Objecting plaintiffs have filed a notice of appeal of the February 2020 Order appointing class counsel certifying a class for settlement purposes. On January 28, 2021, the District Court issued a Final Order and Judgement approving the settlement. Their objectors filed a notice of appeal of the Final Order and Judgment that was consolidated with the earlier-filed appeal of the February 2020 order appointing class counsel and certifying a class for settlement purposes. On December 22, 2021, the Fourth Circuit Court of Appeal entered an order affirming the orders of the District Court and approving the settlement. On January 7, 2022, the Fourth Circuit Court of Appeal denied the objectors’ motion for remand and application for rehearing. On February 6, 2022, the objectors filed a writ of certiorari with the Louisiana Supreme Court.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 16, 2022, there were approximately 2,300 shareholders of record.
Dividends
Since joining The Nasdaq Global Select Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $0.667 in December 2021, which was paid in January 2022, and we declared a dividend of $0.622 in December 2020, which was paid in January 2021.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
October 2021	100,873	$248.65	100,535	$474.2
November 2021	106,619	$234.46	106,619	449.2
December 2021	28,396	$232.03	15,900	445.6
Total	235,888	$240.24	223,054
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 stock repurchase program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. The repurchase program has no time limit and may be suspended or discontinued at any time. For more information, refer to Note 11, Shareholders' Equity, to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
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

The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Common Stock compared to the Russell 1000 Index, Russell 2000 Index, S&P Midcap 400 Index, and the S&P 500 Index. During 2021, our Company moved from the Russell 2000 Index to the Russell 1000 Index due to our increase in market capitalization. We now consider the Russell 1000 Index to be our most comparable peer group index. We added the S&P Midcap 400 Index as a comparison beginning in our Annual Report on Form 10-K for the year ended December 31, 2018. The S&P Midcap 400 Index includes the Company's results and also reflects companies which have a more comparable market capitalization than the S&P 500 Index.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Churchill Downs Incorporated	$100.00	$155.67	$164.18	$278.26	$396.41	$491.66
Russell 1000 Index	$100.00	$121.69	$115.87	$152.28	$184.20	$232.93
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.63	$176.39
S&P Midcap 400 Index	$100.00	$116.24	$103.36	$130.44	$148.26	$184.97
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.40
NOTE 1: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.
NOTE 2: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data. The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2021 as compared to 2020. Discussion regarding our financial condition and results of operations for 2020 as compared to 2019 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
Our Business
The Company is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have nine retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are in Louisville, Kentucky.
During the first quarter of 2021, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth from Oak Grove Racing, Gaming & Hotel ("Oak Grove") and Turfway Park Racing & Gaming (“Turfway Park”), which opened its annex HRM facility, Newport Racing & Gaming ("Newport"), in October 2020, which resulted in our chief operating decision maker's decision to include Oak Grove, Turfway Park and Newport in the new Live and Historical Racing segment. The Live and Historical Racing segment now includes Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport. We also realigned our retail sports betting results at our wholly owned casinos from our Gaming segment to our TwinSpires segment. As a result of this realignment, our operating segments that meet the requirements to be disclosed separately as reportable segments are: Live and Historical Racing, TwinSpires, and Gaming. For additional information, refer to Note 22 to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Impact of the COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic resulted in travel limitations and business and government shutdowns which had a significant negative economic impact in the United States and to our business. Although vaccines are available, we cannot predict the duration of the COVID-19 global pandemic. The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control.
In March 2020, as a result of the COVID-19 outbreak, we temporarily suspended operations at our wholly owned and managed gaming properties, announced the temporary furlough of our employees at these properties and certain racing operations and implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varied dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount.
In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. One property suspended operations again in July 2020 and reopened in August 2020, and three properties suspended operations in December 2020 and reopened in January 2021. All of our gaming properties have remained open since January 2021.
The 146th Kentucky Oaks and Derby were held in the third quarter of 2020 without spectators. During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. The capacity restrictions limited reserved seating in each area to approximately 40% to 60% capacity and limited general admission tickets. Due to such restrictions, our revenues from the Kentucky Oaks and Derby in each year were significantly less than we would otherwise expect.
Assets Held for Sale
On September 29, 2021, the Company announced an agreement to sell the 326-acre property in Arlington Heights, Illinois (the "Arlington Property"), which is the current home of Arlington International Racecourse ("Arlington"), to the Chicago Bears for $197.2 million. The closing of the sale of the Arlington Property is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the Arlington Property in early 2023.
The Company has classified certain assets of Arlington totaling $81.5 million as held for sale as of December 31, 2021, on the accompanying consolidated balance sheets. Arlington’s operations and assets are included in All Other in our consolidated results. During the year ended December 31, 2021, the Company recorded $1.4 million of severance costs and $3.9 million related to our multi-employer pension liability in conjunction with the announced sale of the Arlington Property.
On November 22, 2021, the Company announced an agreement to sell 115.7 acres of land near Calder Casino for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate, a Blackstone portfolio company. The closing of the sale of the property is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the property in the first half of 2022.
The Company has classified certain assets of Calder totaling $6.3 million as held for sale as of December 31, 2021, on the accompanying consolidated balance sheets. Calder's operations and assets are included in Gaming in our consolidated results.
Natural Disaster
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 off-track betting facilities ("OTBs") owned by Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"). All of the Fair Grounds and VSI operations were reopened as of December 31, 2021, with the exception of two OTBs.
The Company carries property and casualty insurance, as well as business interruption insurance subject to certain deductibles. As of December 31, 2021, the Company has recorded a reduction of property and equipment, net of $2.8 million and incurred $2.5 million in operating expenses. Through December 31, 2021, the Company has received $2.7 million in insurance recoveries from our carriers, and has an insurance recovery receivable of $2.6 million at December 31, 2021. The Company is currently working with its insurance carriers to finalize its claim. We continue to assess damages and insurance coverage, and we currently do not expect our losses to exceed the applicable insurance recoveries.
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
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition, disposition, and land sale related charges; and
–Other transaction expense, including legal, accounting and other deal-related expense.
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps, and
–Legal reserves and transaction costs.
•Asset impairments,
•Legal reserves,
•Pre-opening expense, and
•Other charges, recoveries and expenses
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the consolidated statements of comprehensive income (loss). See the Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA included in this section for additional information.

Business Highlights
In 2021, we delivered strong performance while continuing the execution of a number of organic investments that we believe will provide long-term sustainable value creation. We delivered strong growth in net revenue, operating income, net income, and Adjusted EBITDA:
•Net revenue was $1.6 billion, up $543.2 million, or 51.5% from fiscal year 2020;
•Operating income was $284.4 million, up $224.2 million from fiscal year 2020;
•Net income attributable to Churchill Downs Incorporated was $249.1 million, up $331.0 million from fiscal year 2020; and
•Adjusted EBITDA was $627.0 million, up $340.5 million, or 118.8% from fiscal year 2020.
Live and Historical Racing Segment:
•Adjusted EBITDA was $175.0 million, up $135.9 million compared to 2020.
•Derby Week returned to its traditional spring dates at Churchill Downs Racetrack with the 147th running of the Kentucky Derby and Oaks with over 51,000 fans gathered in person to watch the most exciting two minutes in sports on the first Saturday in May.
•In July 2021, we announced three major multi-year capital investments at Churchill Downs Racetrack: The Homestretch Club, the Turn 1 Experience, and the Paddock and Under the Spires projects.
•Derby City Gaming delivered record net revenue and Adjusted EBITDA. We also announced plans to invest $76.0 million at Derby City Gaming to expand the facility for up to 450 additional gaming positions and to build a new five-story hotel with 123 rooms including amenities to better serve and attract guests.
•Oak Grove delivered strong growth in net revenue and Adjusted EBITDA in its first full year of operation. We successfully completed and opened the final components of the facility including the equestrian center, outdoor concert venue, and RV Park in the first quarter of 2021.
•We continued building the new HRM and grandstand facility at Turfway Park and are on schedule to open the new entertainment venue in September 2022.
•Announced plans to open Derby City Gaming Downtown in downtown Louisville, Kentucky as a new entertainment venue with 500 HRMs.
•Legislation was developed and approved by the Kentucky legislative bodies and signed by the Governor on February 22, 2021 that resolved the legality of historical horse racing.
TwinSpires Segment:
•Adjusted EBITDA was $78.0 million, down $34.9 million compared to 2020.
–Horse Racing Adjusted EBITDA was down $7.8 million compared to 2020; and
–Sports and Casino Adjusted EBITDA was a $27.1 million increased loss compared to 2020.
•We launched mobile sports betting and iGaming in Michigan in January 2021, and mobile sports betting in Tennessee in March 2021, Pennsylvania, Indiana, and Colorado in April 2021 and Arizona in September 2021, and we launched a retail sportsbook at Ocean Downs in December 2021.
Gaming
•The Gaming Segment delivered a record $411.9 million of Adjusted EBITDA, an increase of $238.8 million, or 138.0%, compared to 2020, despite restrictions at our properties during the year and disruption from Hurricane Ida at Fair Grounds and VSI.
•The team delivered record wholly-owned casino margins of 36.6% in 2021, up 1110 basis points from 2020.
•Our equity investments, Rivers Des Plaines and MVG, contributed 43.0% of the Adjusted EBITDA growth compared to 2020.
•We were selected by the Indiana Gaming Commission to develop the Queen of Terre Haute Casino Resort in Vigo County, Indiana. We will be investing up to $260.0 million in a new entertainment venue with 1,000 slot machines, 50 tables games, a 125-room luxury hotel, a state-of-the-art TwinSpires Sportsbook and other food and beverage offerings.

•During the second quarter of 2021, the Louisiana State Legislature passed a bill that was signed by the Governor that allows Fair Grounds to have up to 50 HRMs in its OTBs. Fair Grounds currently operates 15 OTBs and is developing plans to incorporate a total of approximately 600 HRMs into 14 of its existing OTBs.
•We announced an announced an agreement to sell 115.7 acres of land near Calder Casino for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate in the second quarter of 2022.
All Other
•We announced an agreement to sell Arlington Park, our 326-acre property in Arlington Heights, Illinois, for $197.2 million to the Chicago Bears in early 2023.
•We repurchased one million shares of our common stock from The Duchossois Group for $193.94 per share ($193.9 million total) in a privately negotiated transaction.
We signed a definitive agreement to acquire substantially all of the assets of Peninsula Pacific Entertainment LLC for total consideration of $2.485 billion.
The Company’s total shareholder return was 24% for 2021 compared to 26% for the Russell 1000 and 29% for the S&P 500. The Company’s five-year total shareholder return for 2021 was 392% compared to 133% for both the Russell 1000 and the S&P 500. The preceding shareholder return calculations assume dividends are reinvested.
We are committed to delivering strong financial results and long-term sustainable growth. We have strong cash flow and a solid balance sheet that supports organic growth as well as potential strategic acquisitions that we believe will create long-term value for our shareholders.

Our Operations
We manage our operations through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming.
Refer to Part I, Item 1. Business, of this Annual Report on Form 10-K for more information on our segments and a description of our competition and government regulations and potential legislative changes that affect our business.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income (loss), Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,		Change
(in millions)	2021	2020
Net revenue	$1,597.2	$1,054.0	$543.2
Operating income	284.4	60.2	224.2
Operating income margin	17.8%	5.7%
Net income from continuing operations	$249.1	$13.3	$235.8
Net income (loss) attributable to Churchill Downs Incorporated	249.1	(81.9)	331.0
Adjusted EBITDA	627.0	286.5	340.5
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
•Net revenue increased $543.2 million driven by a $260.1 million increase from Gaming due to the temporary suspension of operations of all of our Gaming properties in the prior year; a $239.5 million increase from Live and Historical Racing primarily due to the running the 147th Kentucky Oaks and Derby with capacity restrictions in 2021 compared to the running of the 146th Kentucky Oaks and Derby in 2020 without spectators, the temporary suspension of operations at Derby City Gaming in the prior year, and the opening of Oak Grove HRM facility in September 2020 and Newport in October 2020; a $26.4 million increase from All Other primarily due to the temporary suspension of operations in the prior year at Arlington and United Tote; and a $17.2 million increase in TwinSpires primarily due to our expansion in additional states related to our Sports and Casino business.
•Operating income increased $224.2 million due to a $141.7 million increase from Gaming due to the increase in net revenue and increased operating efficiencies; a $129.6 million increase in Live and Historical primarily due to the increase in net revenue and increased operating efficiencies at Derby City Gaming; a $13.7 million increase in All Other due to the increase in net revenue at Arlington and United Tote; and a $2.2 million decrease in asset impairments. Partially offsetting these increases were a $32.4 million decrease in TwinSpires primarily due to additional marketing spend related to the Sports and Casino business; a $23.7 million increase in selling, general and administrative expense primarily due to an increase in accrued bonuses in the current year; and a $6.9 million increase in transaction expense, net due an increase in land sale related costs.
•Net income from continuing operations increased $235.8 million. The following items impacted comparability of the Company's net income from continuing operations for the year ended December 31, 2021 compared to the prior year: a $18.9 million after-tax expense decrease related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps; a $1.9 million non-cash tax decrease related to the re-measurement of our net deferred tax liabilities based on the impact of revenue related to states with higher tax rates in 2020 that did not recur in the current year; and a $1.0 million non-cash after-tax decrease in asset impairments. Partially offsetting these decreases were a $13.3 million tax benefit related to our net operating loss in 2020 that did not recur in the current year; a $7.1 million after-tax increase related to our equity portion of the Rivers Des Plaines' transaction costs and legal reserves; and a $0.4 million after-tax increase in transaction, pre-opening and other expenses. Excluding these items, net income from continuing operations increased $234.8 million primarily due to a $236.5 million after-tax increase driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $1.7 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Our net income attributable to Churchill Downs Incorporated increased $331.0 million due to a $235.8 million increase in net income from continuing operations discussed above and a $95.4 million net loss from discontinued operations in 2020 that did not recur in the current year, partially offset by $0.2 million decrease from other sources.
•Our Adjusted EBITDA increased $340.5 million driven by a $238.8 million increase from Gaming primarily due to the increased operating efficiencies at our wholly-owned properties and equity investments and temporary suspension of operations in the prior year; a $135.9 million increase from Live and Historical Racing primarily due to the running the 147th Kentucky Oaks and Derby with capacity restrictions in 2021 compared to the running of the 146th Kentucky

Oaks and Derby in 2020 without spectators, the increased operating efficiencies and the temporary suspension of operations at Derby City Gaming in the prior year, and the opening of Oak Grove HRM facility in September 2020; and a $0.7 million increase from All Other primarily due to the temporary suspension of operations at Arlington and United Tote in the prior year, partially offset by a decrease in Corporate primarily due to an increase in accrued bonus in the current year. Partially offsetting these increases was a $34.9 million decrease from TwinSpires primarily due to increased marketing and promotional activities from Sports and Casino and a decrease in net revenue from Horse Racing.
Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Years Ended December 31,		Change
(in millions)	2021	2020
Live and Historical Racing:
Churchill Downs Racetrack	$148.0	$81.1	$66.9
Derby City Gaming	154.3	79.5	74.8
Oak Grove	100.7	16.6	84.1
Newport	17.9	3.1	14.8
Turfway Park	9.7	8.5	1.2
Total Live and Historical Racing	430.6	188.8	241.8
TwinSpires:
Horse Racing	398.3	404.7	(6.4)
Sports and Casino	34.8	11.3	23.5
Total TwinSpires	433.1	416.0	17.1
Gaming:
Fair Grounds Slots and VSI	136.2	99.9	36.3
Presque Isle	119.9	73.3	46.6
Ocean Downs	100.6	60.2	40.4
Calder	100.1	51.8	48.3
Oxford	99.8	44.9	54.9
Riverwalk	61.2	46.3	14.9
Harlow's	56.1	40.7	15.4
Lady Luck Nemacolin	24.5	20.7	3.8
Total Gaming	698.4	437.8	260.6
All Other	73.9	46.4	27.5
Eliminations	(38.8)	(35.0)	(3.8)
Net Revenue	$1,597.2	$1,054.0	$543.2
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
•Live and Historical revenue increased $241.8 million primarily due to a $84.1 million increase at Oak Grove as a result of the opening of the HRM facility in September 2020 and the hotel in October 2020; a $74.8 million increase at Derby City Gaming primarily due to the temporary suspension of operations during the prior year and the completion of their second outdoor patio which added an additional 225 HRMs in September 2020; a $66.9 million increase at Churchill Downs Racetrack due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in 2021 compared to the running of the 146th Kentucky Oaks and Derby in 2020 without spectators, a $14.8 million increase at Newport due to the opening of the facility in October 2020; and a $1.2 million increase at Turfway Park primarily due to the temporary suspension of operations during the prior year.
•TwinSpires revenue increased $17.1 million from the prior year primarily due to a $23.5 million increase from Sports and Casino driven by the expansion in additional states and marketing and promotional activities. Horse Racing revenue decreased $6.4 million, or 1.6%, as a portion of our patrons returned to wagering at brick-and-mortar facilities in 2021 instead of wagering online..
•Gaming revenue increased $260.6 million primarily due to the temporary suspension of operations of all of our Gaming properties and the loss of revenue at each property during 2020.
•All Other revenue increased $27.5 million primarily due to an increase of $21.7 million at Arlington and a $5.4 million increase at United Tote, both of which were due to the temporary suspension of operations in the prior year, and a $0.4 million increase from other sources.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,		Change
(in millions)	2021	2020

Taxes and purses	$434.5	$268.3	$166.2
Content expense	182.6	178.4	4.2
Salaries and benefits	170.3	140.5	29.8
Selling, general and administrative expense	138.5	114.8	23.7
Depreciation and amortization	103.2	92.9	10.3
Marketing and advertising expense	74.5	31.4	43.1
Asset impairments	15.3	17.5	(2.2)
Transaction expense, net	7.9	1.0	6.9
Other operating expense	186.0	149.0	37.0
Total expense	$1,312.8	$993.8	$319.0
Percent of revenue	82%	94%
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $166.2 million driven by the temporary suspension of operations in 2020, and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Content expense increased $4.2 million primarily due to an increase in certain host fees and source market fees for our TwinSpires Horse Racing business.
•Salaries and benefits expense increased $29.8 million driven by the temporary suspension of operations in 2020, and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Selling, general and administrative expense increased $23.7 million primarily driven from an increase in our accrued bonuses in 2021 compared to the prior year due to the temporary suspension of operations in the prior year.
•Depreciation and amortization expense increased $10.3 million primarily driven by the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
•Marketing and advertising expense increased $43.1 million primarily due to increased marketing by our TwinSpires segment, and the temporary suspension of operations in the prior year.
•Asset impairments decreased $2.2 million driven by an $11.2 million non-cash asset impairment at Churchill Downs Racetrack related to revised capital plans associated with the first turn project during 2021 and a $4.1 million non-cash impairment charge related to certain assets in the TwinSpires segment where the carrying value exceeded the estimated fair value, offset by the $17.5 million non-cash intangible asset impairment in 2020 that did not recur in the current year.
•Transaction expense, net increased $6.9 million due to increased legal and professional expenses and land sale related costs associated with Arlington and Calder.
•Other operating expense includes maintenance, utilities, food and beverage costs, property taxes and insurance and other operating expenses. Other operating expense increased $37.0 million primarily driven by the temporary suspension of operations at our properties during 2020, and the opening of the Oak Grove HRM facility in September 2020 and Newport in October 2020.
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

	Year Ended December 31,		Change
(in millions)	2021	2020
Live and Historical Racing	$175.0	$39.1	$135.9
TwinSpires	78.0	112.9	(34.9)
Gaming	411.9	173.1	238.8
Total segment Adjusted EBITDA	664.9	325.1	339.8
All Other	(37.9)	(38.6)	0.7
Total Adjusted EBITDA	$627.0	$286.5	$340.5
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
•Live and Historical Racing Adjusted EBITDA increased $135.9 million due to a $52.1 million increase at Churchill Downs Racetrack primarily due to the running of the 147th Kentucky Oaks and Derby with capacity restrictions in 2021 compared to the running of the 146th Kentucky Oaks and Derby in 2020 without spectators; a $47.1 million increase at Derby City Gaming due to the increase in net revenue, increased operating efficiencies, and the temporary suspension of operations during 2021; a $33.2 million increase at Oak Grove as a result of the opening of the HRM facility in September 2020; a $2.8 million increase at Newport due to the opening of the facility in October 2020; and a $0.7 million increase at Turfway due to the temporary suspension of operations during 2020.
•TwinSpires Adjusted EBITDA decreased $34.9 million primarily due to a $27.1 million increase in the loss from our Sports and Casino business due to increased marketing and promotional activities and a $7.8 million decrease from Horse Racing primarily due to the decrease in net revenue.
•Gaming Adjusted EBITDA increased $238.8 million driven by an $136.0 million increase at our wholly-owned Gaming properties and a $102.8 million increase from our equity investments, both of which are due to the temporary suspension of operations of all of our Gaming properties in 2020.
•All Other Adjusted EBITDA increased $0.7 million primarily due to an $11.1 million increase at Arlington and $1.7 million increase at United Tote, both of which were due to the temporary suspension of operations in 2020, partially offset by a $11.9 million decrease at Corporate primarily due to an increase in accrued bonus in the current year, and a $0.2 million decrease from other sources.

Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA

	Years Ended December 31,		Change
(in millions)	2021	2020
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$249.1	$(81.9)	$331.0
Net loss attributable to noncontrolling interest	—	0.2	(0.2)
Net income (loss)	249.1	(82.1)	331.2
Loss from discontinued operations, net of tax	—	95.4	(95.4)
Income from continuing operations, net of tax	249.1	13.3	235.8
Additions:
Depreciation and amortization	103.2	92.9	10.3
Interest expense	84.7	80.0	4.7
Income tax provision (benefit)	94.5	(5.3)	99.8
EBITDA	$531.5	$180.9	$350.6

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$27.8	$23.7	$4.1
Other charges	0.2	0.8	(0.6)
Pre-opening expense and other expense	5.8	11.2	(5.4)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	41.5	38.5	3.0
Changes in fair value of Rivers Des Plaines' interest rate swaps	(12.9)	12.9	(25.8)
Rivers Des Plaines' legal reserves and transactions costs	9.9	—	9.9
Transaction expense, net	7.9	1.0	6.9
Asset impairments	15.3	17.5	(2.2)
Total adjustments to EBITDA	95.5	105.6	(10.1)
Adjusted EBITDA	$627.0	$286.5	$340.5

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
(in millions)	2021	2020
Total assets	$2,981.6	$2,686.4	$295.2
Total liabilities	2,674.8	2,319.3	355.5
Total shareholders’ equity	306.8	367.1	(60.3)
•Total assets increased $295.2 million driven by a $223.9 million increase in cash and cash equivalents primarily due to the net proceeds from the new Term Loan B-1 and Additional 2028 Notes and the increase in operating income for the year; a $33.0 million increase in investment in and advances to unconsolidated affiliates due to the Company's interest in Rivers Des Plaines and MVG; a $16.6 million increase in income taxes receivable due to the payment of the Kater and Thimmegowda litigation settlements in 2021 partially offset by our current year taxable income; and a $21.7 million increase in all other assets.
•Total liabilities increased $355.5 million driven by a $204.6 million increase in notes payable due to the proceeds from our Additional 2028 Notes; a $138.1 million increase in long-term debt due to the proceeds from the new Term Loan B-1 under our Credit Agreement; a $64.8 million increase in accrued expenses and other current liabilities driven by an increase in accrued bonuses, purses payable due to timing, and increased account wagering deposits with TwinSpires;

a $39.0 million increase in deferred income taxes primarily driven by the payment of the Kater and Thimmegowda litigation settlements in 2021; a $14.9 million increase in current deferred revenue due to an increase in cash receipts related to the 2022 Kentucky Oaks and Derby; and an $18.1 million increase in all other liabilities. Partially offsetting these increases was a $124.0 million decrease in current liabilities of discontinued operations due to the payment of the Kater and Thimmegowda litigation settlements.
•Total shareholders’ equity decreased $60.3 million driven by $297.5 million in repurchases of common stock, $26.1 million from our annual dividend declared in December 2021, and $16.1 million in taxes paid related to net share settlement of stock awards. Partially offsetting these decreases were $249.1 million current year net income attributable to Churchill Downs Incorporated, $27.8 million from stock-based compensation, and $2.5 million from other sources.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources have been and will continue to be cash flow from operations, borrowings under our Credit Facility, and proceeds from the issuance of debt securities. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, acquisitions or equity investments, funding of construction for development projects, and our compliance with our covenants under our Credit Facility.
The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,		Change
(in millions)	2021	2020
Cash Flows from:
Operating activities	$459.5	$143.2	$316.3
Investing activities	(100.4)	(239.4)	139.0
Financing activities	(0.5)	76.0	(76.5)
Operating Cash Flow
Cash provided by operating activities increased $316.3 million driven by a $224.2 million increase in operating income related to continuing operations, a $78.7 million increase in distributions from unconsolidated affiliates, and a $13.4 million increase from all other operating activities. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
Investing Cash Flow
Cash used in investing activities decreased $139.0 million driven by $158.9 million decrease in capital project expenditures due to reduced capital project spending in 2021 compared to prior year. Partially offsetting this decrease was a $16.5 million increase in capital maintenance expenditures and a $3.4 million increase from all other investing activities.
Financing Cash Flow
Cash provided by financing activities decreased $76.5 million driven by a $269.1 million increase in common stock repurchases and a $11.6 million decrease from all other financing activities. Partially offsetting this decrease was a $204.2 million increase in net borrowings from long-term debt.
Capital Expenditures
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
We have announced several project capital investments during the past year, including the following: Churchill Downs Racetrack Homestretch Club, Churchill Downs Racetrack Turn I Experience, Derby City Gaming Expansion and Hotel, Derby City Gaming Downtown, Turfway Park HRM Facility and Grandstand, the Queen of Terre Haute Casino Resort, and Louisiana HRMs in our OTBs. We are currently estimating that we will spend between $300 million and $350 million for project capital in 2022, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.

Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (“2021 Stock Repurchase Program”). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $445.6 million of repurchase authority remaining under this program at December 31, 2021.
Dividends
On October 26, 2021, the Company's Board of Directors approved an annual cash dividend on our common stock of $0.667 per outstanding share, which represented a 7% increase over the prior year. The dividend was payable on January 7, 2022 to shareholders of record as of the close of business on December 3, 2021. The 7% increase marked the 11th consecutive year that the Company has increased the dividend. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered.
Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		Change
(in millions)	2021	2020
Term Loan B due 2024	$384.0	$388.0	$(4.0)
Term Loan B-1 due 2028	297.8	—	297.8
Revolver	—	149.7	(149.7)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	500.0	200.0
Total Debt	1,981.8	1,637.7	344.1
Current maturities of long-term debt	7.0	4.0	3.0
Total debt, net of current maturities	1,974.8	1,633.7	341.1
Issuance cost and fees	(13.8)	(15.4)	1.6
Total debt	$1,961.0	$1,618.3	$342.7
Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million Senior Secured Term Loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company. The Company capitalized debt issuance costs of $1.6 million associated with the Revolver and $5.1 million associated with the Term Loan B, both of which are being amortized over the respective debt period.
The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended December 31, 2021, the Company's commitment fee rate was 0.20%.
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

On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of The Duchossois Group, Inc. Refer to Note 11, Shareholders' Equity, of the Notes to the Consolidated Financial Statements for information regarding this transaction.
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
The interest rate on the Revolver on December 31, 2021 was LIBOR plus 137.5 basis points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of September 30, 2021. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
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

	Actual	Requirement
Interest coverage ratio	6.6 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.9 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2021.
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
Contractual Obligations
Our commitments to make future payments as of December 31, 2021, are estimated as follows:

(in millions)	2022	2023-2024	2025-2026	Thereafter	Total
Dividends	$26.0	$—	$—	$—	$26.0
Term Loan B	4.0	380.0	—	—	384.0
Interest on Term Loan B (1)	8.1	15.9	—	—	24.0
Term Loan B-1	3.0	6.0	6.0	282.8	297.8
Interest on Term Loan B-1 (1)	6.4	12.6	12.3	7.3	38.6
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	700.0	700.0
Interest on 2027 Senior Notes	33.0	66.0	66.0	16.5	181.5
Interest on 2028 Senior Notes	33.3	66.5	66.5	49.9	216.2
Operating and Finance Leases	6.7	12.2	11.0	14.5	44.4
Minimum Guarantees (2)	12.6	25.6	19.9	26.3	84.4
Total	$133.1	$584.8	$181.7	$1,697.3	$2,596.9
(1)    Interest includes the estimated contractual payments under our Credit Facility assuming no change in the weighted average borrowing rate of 2.11%, which was the rate in place as of December 31, 2021.
(2)    Includes the maximum estimated exposure where we are contingently obligated to make future minimum payments.
As of December 31, 2021, we had approximately $3.9 million of unrecognized tax benefits.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On December 31, 2021, we had $681.8 million outstanding under our Credit Agreement, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $4.9 million. LIBOR is anticipated to be phased out by the end of 2023. The Credit Agreement includes a general process for establishing an alternative reference rate to the extent LIBOR is phased out. The impact of the use of alternative reference rates is not expected to have a material impact on our exposure to interest rate risk at this time.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31,

(in millions, except per common share data)	2021	2020	2019
Net revenue:
Live and Historical Racing	$409.1	$169.6	$276.7
TwinSpires	431.7	414.5	295.6
Gaming	695.4	435.3	687.3
All Other	61.0	34.6	70.1
Total net revenue	1,597.2	1,054.0	1,329.7
Operating expense:
Live and Historical Racing	288.9	179.0	178.8
TwinSpires	325.4	275.8	207.9
Gaming	476.3	357.9	526.0
All Other	60.5	47.8	74.0
Selling, general and administrative expense	138.5	114.8	122.0
Asset impairments	15.3	17.5	—
Transaction expense, net	7.9	1.0	5.3
Total operating expense	1,312.8	993.8	1,114.0
Operating income	284.4	60.2	215.7
Other income (expense):
Interest expense, net	(84.7)	(80.0)	(70.9)
Equity in income of unconsolidated affiliates	143.2	27.7	50.6
Miscellaneous, net	0.7	0.1	1.0
Total other income (expense)	59.2	(52.2)	(19.3)
Income from continuing operations before provision for income taxes	343.6	8.0	196.4
Income tax (provision) benefit	(94.5)	5.3	(56.8)
Income from continued operations, net of tax	249.1	13.3	139.6
Loss from discontinued operations, net of tax	—	(95.4)	(2.4)
Net income (loss)	249.1	(82.1)	137.2
Net loss attributable to noncontrolling interest	—	(0.2)	(0.3)
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$249.1	$(81.9)	$137.5

Net income (loss) per common share data - basic:
Continuing operations	$6.45	$0.34	$3.49
Discontinued operations	$—	$(2.41)	$(0.06)
Net income (loss) per common share - basic	$6.45	$(2.07)	$3.43

Net income (loss) per common share data - diluted:
Continuing operations	$6.35	$0.33	$3.44
Discontinued operations	$—	$(2.41)	$(0.06)
Net income (loss) per common share - diluted	$6.35	$(2.08)	$3.38

Weighted average shares outstanding:
Basic	38.6	39.6	40.1
Diluted	39.2	40.1	40.6

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$291.3	$67.4
Restricted cash	64.3	53.6
Accounts receivable, net of allowance for doubtful accounts of $5.4 in 2021 and $4.9 in 2020	42.3	36.5
Income taxes receivable	66.0	49.4
Other current assets	37.6	28.2
Total current assets	501.5	235.1
Property and equipment, net	994.9	1,082.1
Investment in and advances to unconsolidated affiliates	663.6	630.6
Goodwill	366.8	366.8
Other intangible assets, net	348.1	350.6
Other assets	18.9	21.2
Long-term assets held for sale	87.8	—
Total assets	$2,981.6	$2,686.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81.6	$70.7
Accrued expenses and other current liabilities	232.6	167.8
Current deferred revenue	47.7	32.8
Current maturities of long-term debt	7.0	4.0
Dividends payable	26.1	24.9
Current liabilities of discontinued operations	—	124.0
Total current liabilities	395.0	424.2
Long-term debt (net of current maturities and loan origination fees of $6.2 in 2021 and $3.2 in 2020)	668.6	530.5
Notes payable (net of debt issuance costs of $7.6 in 2021 and $12.2 in 2020)	1,292.4	1,087.8
Non-current deferred revenue	13.3	17.1
Deferred income taxes	252.9	213.9
Other liabilities	52.6	45.8
Total liabilities	2,674.8	2,319.3
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 38.1 shares issued and outstanding in 2021 and 39.5 shares in 2020	—	18.2
Retained earnings	307.7	349.8
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	306.8	367.1
Total liabilities and shareholders' equity	$2,981.6	$2,686.4
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2021, 2020 and 2019

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2018	40.4	$—	$474.2	$(0.9)	$—	$473.3
Net income			137.5		(0.3)	137.2
Contributions from non-controlling interest					3.0	3.0
Issuance of common stock	0.2	1.9				1.9
Repurchase of common stock	(0.9)	(25.7)	(67.3)			(93.0)
Taxes paid related to net share settlement of stock awards	(0.1)		(11.5)			(11.5)
Issuance of restricted stock awards, net of forfeitures	0.1	—				—
Stock-based compensation		23.8				23.8
Adoption of ASC 842			(0.3)			(0.3)
Cash dividends ($0.581 per share)			(23.4)			(23.4)
Balance, December 31, 2019	39.7	—	509.2	(0.9)	2.7	511.0
Net loss			(81.9)		(0.2)	(82.1)
Purchase of noncontrolling interest			(0.5)		(2.5)	(3.0)
Issuance of common stock	0.1	2.4				2.4
Repurchase of common stock	(0.2)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards	(0.1)	(3.6)	(15.1)			(18.7)
Stock-based compensation		23.7				23.7
Adoption of ASC 326			(0.5)			(0.5)
Cash dividends ($0.622 per share)			(25.1)			(25.1)
Balance, December 31, 2020	39.5	18.2	349.8	(0.9)	—	367.1
Net income			249.1			249.1
Issuance of common stock	0.2	2.5				2.5
Repurchase of common stock	(1.5)	(48.5)	(249.0)			(297.5)
Taxes paid related to net share settlement of stock awards	(0.1)		(16.1)			(16.1)
Stock-based compensation		27.8				27.8
Cash dividends ($0.667 per share)			(26.1)			(26.1)
Balance, December 31, 2021	38.1	$—	$307.7	$(0.9)	$—	$306.8
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31,

(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$249.1	$(82.1)	$137.2
Loss from discontinued operations, net of tax	—	(95.4)	(2.4)
Income from continuing operations, net of tax	$249.1	$13.3	$139.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.2	92.9	96.4
Equity in income of unconsolidated affiliates	(143.2)	(27.7)	(50.6)
Distributions from unconsolidated affiliates	109.4	30.7	38.1
Stock-based compensation	27.8	23.7	23.8
Deferred income taxes	9.8	30.1	31.5
Asset impairments	15.3	17.5	—
Amortization of operating lease assets	5.3	5.0	4.6
Other	5.3	4.5	2.8
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Income taxes	12.9	(34.6)	3.6
Deferred revenue	10.7	(8.3)	(9.3)
Other assets and liabilities	53.9	(3.9)	12.0
Net cash provided by operating activities	459.5	143.2	292.5
Cash flows from investing activities:
Capital maintenance expenditures	(39.5)	(23.0)	(48.3)
Capital project expenditures	(52.3)	(211.2)	(82.9)
Acquisition of businesses, net of cash acquired	—	—	(206.6)
Investments in and advances to unconsolidated affiliates	—	—	(410.1)
Acquisition of other intangible assets	—	—	(32.1)
Other	(8.6)	(5.2)	(1.2)
Net cash used in investing activities	(100.4)	(239.4)	(781.2)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	780.8	726.1	1,236.3
Repayments of borrowings under long-term debt obligations	(430.9)	(580.4)	(640.3)
Payment of dividends	(24.8)	(23.4)	(22.2)
Repurchase of common stock	(297.5)	(28.4)	(95.0)
Cash settlement of stock awards	—	(12.7)	—
Taxes paid related to net share settlement of stock awards	(12.9)	(18.7)	(11.5)
Debt issuance costs	(6.9)	(2.0)	(8.9)
Change in bank overdraft	(10.5)	13.4	—
Other	2.2	2.1	2.4
Net cash (used in) provided by financing activities	(0.5)	76.0	460.8
Cash flows from discontinued operations:
Operating activities of discontinued operations	(124.0)	(1.3)	(2.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	234.6	(21.5)	(30.8)
Cash, cash equivalents and restricted cash, beginning of year	121.0	142.5	173.3
Cash, cash equivalents and restricted cash, end of year	$355.6	$121.0	$142.5

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$77.5	$79.6	$61.7
Income taxes	72.4	1.6	23.5

Schedule of non-cash investing and financing activities:
Dividends payable	$27.0	$25.8	$23.5
Deferred tax liability assumed from equity investment	—	—	103.2
Property and equipment additions included in accounts payable and accrued expense and other current liabilities	18.7	12.9	12.4
Repurchase of common stock in payment of income taxes on stock-based compensation included in accrued expense and other current liabilities	3.2	—	3.9
Repurchase of common stock included in accrued expense and other current liabilities	—	—	0.5
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated (the "Company", "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three pari-mutuel gaming entertainment venues with approximately 3,050 historical racing machines ("HRMs") in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing, sports and iGaming in the U.S. and we have nine retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
During the first quarter of 2021, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth from Oak Grove Racing, Gaming & Hotel ("Oak Grove") and Turfway Park Racing and Gaming ("Turfway Park"), which opened its annex HRM facility, Newport Racing & Gaming ("Newport"), in October 2020, which resulted in our chief operating decision maker's decision to include Oak Grove, Turfway Park and Newport in the new Live and Historical Racing segment. The Live and Historical Racing segment now includes Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport. We also realigned our retail sports betting results at our wholly owned casinos from our Gaming segment to our TwinSpires segment. As a result of this realignment, our operating segments that meet the requirements to be disclosed separately as reportable segments are: Live and Historical Racing, TwinSpires, and Gaming. For additional information, refer to Note 22, Segment Information.
Impact of the COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic resulted in travel limitations and business and government shutdowns which had a significant negative economic impact in the United States and to our business. Although vaccines are available, we cannot predict the duration of the COVID-19 global pandemic. The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control.
In March 2020, as a result of the COVID-19 outbreak, we temporarily suspended operations at our wholly owned and managed gaming properties, announced the temporary furlough of our employees at these properties and certain racing operations and implemented a temporary salary reduction for all remaining non-furloughed salaried employees based on a percentage that varied dependent upon the amount of each employee’s salary. The most senior level of executive management received the largest salary decrease, based on both percentage and dollar amount.
In May 2020, we began to reopen our properties with patron restrictions and gaming limitations. One property suspended operations again in July 2020 and reopened in August 2020, and three properties suspended operations in December 2020 and reopened in January 2021. All of our gaming properties have remained open since January 2021.
The 146th Kentucky Oaks and Derby were held in the third quarter of 2020 without spectators. During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. The capacity restrictions limited reserved seating in each area to approximately 40% to 60% capacity and limited general admission tickets. Due to such restrictions, our revenues from the Kentucky Oaks and Derby in each year were significantly less than we would otherwise expect.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provided an employee retention credit ("CARES Employee Retention Credit"), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. The Company qualified for the tax credit and received additional tax credits for qualified wages, and the Company recorded a $2.7 million benefit related to the CARES Employee Retention Credit in operating expense in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2020. The CARES Act also provided for deferred payment of the employer portion of social security taxes through December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Approximately $5.3 million of deferred payments are recorded as liabilities within accrued expense and other current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2020. The Company paid the $5.3 million of deferred payments during the year ended December 31, 2021.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than the reporting unit's carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If a quantitative impairment test of goodwill is required, we generally determine the fair value under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies. If a quantitative impairment test of our indefinite-lived intangible assets is required, we generally determine the fair value using the Greenfield Method for gaming rights and relief-from-royalty method of the income approach for trademarks. The Greenfield Method is an income approach methodology that calculates the present value based on a projected cash flow stream. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment require us to estimate, among other factors, forecasts of future operating results, revenue growth, operating expense, tax rates, start-up costs, capital expenditures, depreciation, working capital, discount rates, long-term growth rates, risk premiums, royalty rates, terminal values and fair market values of our reporting units and assets. The estimated future revenue, operating expenses, start-up costs and discount rate are the primary inputs to the Greenfield Method. Changes in estimates or the application of alternative assumptions could produce significantly different results.
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
Property and Equipment
We review the carrying value of our property and equipment to be held and used in our operations whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from the asset's use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant adverse change in legal factors or in the business climate, among other items, may be indications

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.
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
Our live racetracks' revenue and income are influenced by our racing calendar. Similarly, TwinSpires horse racing revenue and income is influenced by racing calendars. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack ("on-track revenue") and revenue we earn from exporting our live racing signals to other race tracks, off-track betting facilities ("OTBs"), and advance deposit wagering providers ("export revenue"). For simulcast races we display at our racetracks, OTBs, and TwinSpires' platforms, we recognize revenue we earn from providing a wagering service to our customers on these imported live races ("import revenue"). TwinSpires import revenue is generated through advance deposit wagering which consists of patrons wagering through an advance deposit account. Each wagering contract for on-track revenue, and import revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue and import revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. We may provide cash incentives in conjunction with wagering transactions we accept from TwinSpires' customers. These cash incentives represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage-based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Restricted Cash and Account Wagering Deposit Liabilities
Restricted cash includes deposits collected from our TwinSpires' customers. Other amounts included in restricted cash represent amounts due to horsemen for purses, stakes and awards that are paid in accordance with the terms of our contractual agreements or statutory requirements.
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
Internal Use Software
Internal use software costs for our TwinSpires' segment software are capitalized in property and equipment, net in the accompanying consolidated balance sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over the software's estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $10.7 million in 2021, $10.5 million in 2020, and $9.8 million in 2019. We incurred amortization expense of approximately $10.3 million in 2021, $9.4 million in 2020, and $8.8 million in 2019, for projects which had been placed in service.
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
Investments in and Advances to Unconsolidated Affiliates
We have investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' income and losses, amortization of certain basis differences as well as capital contributions to and distributions from these companies. We use the cumulative earnings approach to present distributions received from equity method investees. Distributions in excess of equity method income are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. We classify income and losses as well as gains and impairments related to our investments in unconsolidated affiliates as a component of other income (expense) in the accompanying consolidated statements of comprehensive income (loss).
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Due to the adoption of ASC 842, we recognize lease right-of-use assets ("ROUAs") and lease liabilities for our leases with lease terms greater than one year. We do not have any material leases where we are the lessor.
We determine if an arrangement is a lease at inception and categorize as either operating or finance based on the criteria of ASC 842. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Operating and finance leases are included in property and equipment, net; accrued expense and other current liabilities; and other liabilities on our consolidated balance sheets. We generally do not separate lease and non-lease components for our lease contracts. We do not apply the ROUA and leases liability recognition requirements to short-term leases.
Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. These leases do not provide an implicit rate, so therefore we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. ROUAs are recognized at the lease commencement date at the value of the lease liability, adjusted for any lease payments made prior to commencement and exclude lease incentives and initial direct costs incurred. The lease terms include all non-cancelable periods and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest expense on the finance lease liabilities is recorded separately using the interest method.
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
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the federal, state, and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Live and Historical Racing, TwinSpires, Gaming, and All Other operating expenses in our consolidated statements of comprehensive income (loss). In certain jurisdictions governing our pari-mutuel contracts with customers, there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $74.5 million in 2021, $31.4 million in 2020, and $41.8 million in 2019 in our accompanying consolidated statements of comprehensive income (loss).
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
Common Stock Share Repurchases
From time-to-time, we repurchase shares of our common stock under share repurchase programs and privately negotiated transactions authorized by our Board of Directors. Share repurchases constitute authorized but unissued shares under the Kentucky laws under which we are incorporated. Our common stock has no par or stated value. We record the full value of share repurchases, upon the trade date, against common stock on our consolidated balance sheets except when to do so would result in a negative balance in such common stock account. In such instances, we record the cost of any further share repurchases as a reduction to retained earnings. Due to the large number of shares of our common stock repurchased over the past several years, our common stock balance will frequently be zero at the end of any given reporting period. Refer to Note 11, Shareholders' Equity, for additional information on our share repurchases.
Insurance Recoveries
The Company maintains insurance policies that provide coverage for property damages and business interruption. Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as operating expenses on the accompanying consolidated statements of comprehensive income (loss). Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Recent Accounting Pronouncements - Adopted on January 1, 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also clarify and amend existing guidance to improve consistent application of and simplify GAAP for other areas of Topic 740. This ASU was effective for public business entities for fiscal years and interim periods beginning after December 15, 2020. The adoption of this ASU did not have a material impact on our business.
Recent Accounting Pronouncements - effective in 2022 or thereafter
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and to simplify the accounting for transitioning from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and if elected, will be applied prospectively through December 31, 2022. We are currently evaluating the effect the adoption of this new accounting standard will have on our results of operations, financial condition, and cash flows.
3. NATURAL DISASTER
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 off-track betting facilities ("OTBs") owned by Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"). All of the Fair Grounds and VSI operations were reopened as of December 31, 2021, with the exception of two OTBs.
The Company carries property and casualty insurance, as well as business interruption insurance subject to certain deductibles. As of December 31, 2021, the Company has recorded a reduction of property and equipment, net of $2.8 million and incurred

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
$2.5 million in operating expenses. Through December 31, 2021, the Company has received $2.7 million in insurance recoveries from our carriers, and has an insurance recovery receivable of $2.6 million at December 31, 2021. The Company is currently working with its insurance carriers to finalize its claim. We continue to assess damages and insurance coverage, and we currently do not expect our losses to exceed the applicable insurance recoveries.
4. ACQUISITIONS
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Refer to Note 9, Asset Impairment, for information regarding intangible asset impairments recognized during the first quarter of 2020 related to the Presque Isle gaming rights and trademark.
For the period from the Presque Isle Transaction on January 11, 2019 through December 31, 2019, net revenue was $138.5 million and net income was not material.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of Presque Isle occurred as of January 1, 2019. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2019. The unaudited pro forma net income giving effect to the Presque Isle Transaction was not materially different than our historical net income.

(in millions)	Year Ended December 31, 2019
Net revenue	$1,332.9
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
5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued Operations
On January 9, 2018, the Company completed the sale of its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"). The Big Fish Games business met the criteria for discontinued operation presentation. The consolidated statements of comprehensive income (loss), consolidated statements of cash flows, and the notes to consolidated financial statements reflect Big Fish Games as discontinued operations for all periods presented. The Company previously included both continuing and discontinued operations in our consolidated statement of cash flows. The prior year results were reclassified to conform to the current period presentation.
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated and Manasa Thimmegowda v. Big Fish Games, Inc. The $124.0 million settlement was paid on March 25, 2021.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The following table presents the financial results of Big Fish Games included in "Income from discontinued operations, net of tax" in the accompanying consolidated statements of comprehensive income (loss):

	Years Ended December 31,
(in millions)	2021	2020	2019
Net revenue	$—	$—	$—

Operating expenses	—	—	—
Selling, general and administrative expense	—	0.1	3.5
Research and development	—	—	—
Legal settlement	—	124.0	—
Total operating expense	—	124.1	3.5
Operating loss	—	(124.1)	(3.5)

Loss from discontinued operations before provision for income taxes	—	(124.1)	(3.5)
Income tax benefit	—	28.7	1.1
Loss from discontinued operations, net of tax	$—	$(95.4)	$(2.4)
Assets Held for Sale
On September 29, 2021, the Company announced an agreement to sell the 326-acre property in Arlington Heights, Illinois (the "Arlington Property"), to the Chicago Bears for $197.2 million. The closing of the sale of the Arlington Property is subject to the satisfaction of various closing conditions. Subject to the satisfaction of the various closing conditions, the Company anticipates closing the sale of the Arlington Property in early 2023.
The Company has classified certain assets of Arlington International Racecourse ("Arlington") totaling $81.5 million as held for sale as of December 31, 2021, on the accompanying consolidated balance sheets. Arlington’s operations and assets are included in All Other in our consolidated results. During the year ended December 31, 2021, the Company recorded $1.4 million of severance costs and $3.9 million related to our multi-employer pension liability in conjunction with the announced sale of the Arlington Property, which is included in transaction expense, net in the accompanying consolidated statements of comprehensive income (loss).
On November 22, 2021, the Company announced an agreement to sell 115.7 acres of land near Calder Casino and Racing ("Calder") for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate, a Blackstone portfolio company. The closing of the sale of the property is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the property in the first half of 2022.
The Company has classified certain assets of Calder totaling $6.3 million as held for sale as of December 31, 2021, on the accompanying consolidated balance sheets. Calder's operations and assets are included in Gaming in our consolidated results.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
6. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	December 31,
(in millions)	2021	2020
Grandstands and buildings	$745.5	$785.5
Equipment	491.9	477.9
Tracks and other improvements	221.7	240.7
Land	101.3	164.2
Furniture and fixtures	78.9	89.7
Construction in progress	65.8	23.3
	1,705.1	1,781.3
Accumulated depreciation	(736.7)	(721.5)
Subtotal	968.4	1,059.8
Operating lease right-of-use assets	26.5	22.3
Total	$994.9	$1,082.1
Depreciation expense was $98.4 million in 2021, $88.0 million in 2020 and $81.4 million in 2019 and is classified in operating expense in the accompanying consolidated statements of comprehensive income (loss).
7. GOODWILL
Goodwill, by segment, is comprised of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2019	$52.7	$152.2	$161.2	$1.0	$367.1
Adjustments	(0.3)	—	—	—	(0.3)
Balances as of December 31, 2020	52.4	152.2	161.2	1.0	366.8
Adjustments	—	—	—	—	—
Balances as of December 31, 2021	$52.4	$152.2	$161.2	$1.0	$366.8

In 2019, we established goodwill of $26.1 million related to the Presque Isle Transaction, and $3.0 million related to the Turfway Park Acquisition.
We performed our annual goodwill impairment analysis as of April 1, 2021. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. Based on the results of these analyses, no goodwill impairments were identified in connection with our annual impairment testing.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
8. OTHER INTANGIBLE ASSETS
Other intangible assets, net is comprised of the following:

	December 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11.0	$(9.4)	$1.6	$11.0	$(8.8)	$2.2
Other	10.4	(4.6)	5.8	10.4	(3.5)	6.9
Customer relationships	4.7	(2.8)	1.9	4.7	(2.2)	2.5
Gaming licenses	5.1	(2.3)	2.8	5.1	(2.1)	3.0
	$31.2	$(19.1)	$12.1	$31.2	$(16.6)	$14.6
Indefinite-lived intangible assets:
Trademarks			47.7			47.7
Gaming rights			288.2			288.2
Other			0.1			0.1
Total			$348.1			$350.6
In 2019, we established indefinite-lived intangible assets of $56.0 million for gaming rights and $15.2 million for trademarks related to the Presque Isle Transaction. We also acquired indefinite-lived intangible assets of $8.0 million for online gaming rights in Pennsylvania related to our TwinSpires operations, $10.0 million for retail sports betting gaming rights at Presque Isle and online sports betting gaming rights in Pennsylvania, as well as $3.0 million for other gaming rights at Presque Isle. We also established indefinite-lived intangible assets of $5.5 million for trademarks and $9.8 million for gaming rights related to the Turfway Park acquisition.
Amortization expense for definite-lived intangible assets was $4.8 million in 2021, $4.9 million in 2020, and $15.0 million in 2019, and is classified in operating expense in the accompanying consolidated statements of comprehensive income (loss). As described further in Note 4, Acquisitions, we expensed the Turfway Park Acquisition purchase and sale agreement rights of $10.0 million in the fourth quarter of 2019, which is included in Live and Historical Racing in the accompanying consolidated statements of comprehensive income (loss). We submitted payments of $2.3 million in 2021 and 2020 for annual license fees for Calder, which are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of trademarks and state gaming rights in Maine, Maryland, Mississippi, Louisiana, Pennsylvania and Kentucky.
Refer to Note 9, Asset Impairments, for information regarding intangible asset impairments recognized during the first quarter of 2020.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2021, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded their carrying value.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2022	$2.5
2023	2.4
2024	1.9
2025	1.2
2026	0.5
Future estimated amortization expense does not include additional payments of $2.3 million in 2022 and in each year thereafter for the ongoing amortization of future expected annual Calder license fees not yet incurred or paid.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
9. ASSET IMPAIRMENTS
During the quarter ended December 31, 2021, the Company recorded a $4.1 million non-cash impairment charge related to certain assets in the TwinSpires segment. This impairment was due to changes in expectations of future realization of certain third party market access royalty prepayments related to our New Jersey sports betting and iGaming that resulted in projected future cash flows being less than carrying value in the fourth quarter of 2021.
During the quarter ended June 30, 2021, the Company recorded an $11.2 million non-cash impairment charge related to certain assets at Churchill Downs Racetrack included in our Live and Historical Racing segment. The impairment was due to a change in the Churchill Downs Racetrack capital plans and the Company's planned use of these assets.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
10. INCOME TAXES
Components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Current provision (benefit):
Federal	$66.1	$(38.7)	$19.2
State and local	18.5	3.0	6.0
Foreign	0.1	0.1	—
	84.7	(35.6)	25.2
Deferred provision:
Federal	7.5	28.7	16.1
State and local	2.3	1.5	15.5
Foreign	—	0.1	—
	9.8	30.3	31.6
Income tax provision (benefit)	$94.5	$(5.3)	$56.8
Income from continuing operations before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Domestic	$343.7	$8.2	$196.4
Foreign	(0.1)	(0.2)	—
Income from continuing operations before provision for income taxes	$343.6	$8.0	$196.4
Our income tax provision (benefit) is different from the amount computed by applying the federal statutory income tax rate to income from continuing operations before taxes as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Federal statutory tax on earnings before income taxes	$72.1	$1.7	$41.2
State income taxes, net of federal income tax benefit	15.8	(0.6)	8.0
Non-deductible officer's compensation	6.4	3.5	4.5
Valuation allowance - state and foreign net operating losses	1.8	1.1	—
Uncertain tax positions	0.1	1.7	(1.0)
Re-measurement of deferred taxes	(1.5)	1.9	8.3
Windfall deduction from equity compensation	(1.4)	(1.3)	(4.2)
Net operating loss carry back - CARES Act	—	(13.3)	—
Other	1.2	—	—
Income tax provision (benefit)	$94.5	$(5.3)	$56.8
The CARES Act provided, among other things, that any net operating loss arising in a tax year beginning in 2018, 2019 or 2020 may be carried back five years or carried forward indefinitely, offsetting up to 100% of taxable income in tax years beginning before 2021. The Company filed a refund claim in 2021 from carrying back our 2020 net operating loss to a year before the statutory corporate tax rate was reduced from 35% to 21% by the Tax Act. Due to the higher statutory rate applied to this net operating loss, the Company recognized an income tax benefit of $13.3 million for the year ended December 31, 2020.
The Company recognized income tax expense of $8.3 million during 2019 from the re-measurement of our net deferred tax liabilities based on an increase in income attributable to states with higher tax rates compared to the prior period.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The Company reclassified a $29.0 million deferred tax asset related to the capital loss associated with the Kater litigation as a tax receivable due to the settlement payment made in 2021. We fully expect to be able to offset the capital loss with previously recognized capital gains.
Components of our deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Lease liabilities	$10.2	$7.7
Net operating losses and credits carryforward	8.8	9.3
Deferred compensation plans	6.9	6.7
Deferred income	4.7	5.5
Deferred liabilities	3.8	2.8
Allowance for uncollectible receivables	1.3	1.2
Capital loss	—	29.0
Deferred tax assets	35.7	62.2
Valuation allowance	(3.2)	(1.4)
Net deferred tax asset	32.5	60.8
Deferred tax liabilities:
Equity investments in excess of tax basis	128.9	121.6
Intangible assets in excess of tax basis	74.1	65.6
Property and equipment in excess of tax basis	69.7	77.9
Right-of-use assets	9.9	7.4
Other	2.8	2.2
Deferred tax liabilities	285.4	274.7
Net deferred tax liability	$(252.9)	$(213.9)
As of December 31, 2021, we had U.S. state and foreign net operating losses with tax values of $6.6 million and $0.4 million, respectively. We have recorded a valuation allowance of $3.2 million due to the fact that it is unlikely that we will generate income in certain state and foreign jurisdictions which is necessary to utilize the deferred tax assets. We also had U.S. state tax credits with a tax value of $1.8 million that do not expire which we expect to fully utilize.
The Internal Revenue Service has completed audits through 2012. Tax years 2018 and after are open to examination. Tax year 2015 is open to examination as a result of the Company's claim for refund of 2015 tax from carrying back its 2020 net operating loss pursuant to the CARES Act. As of December 31, 2021, we had approximately $3.9 million of total gross unrecognized tax benefits, excluding interest of $0.2 million. If the total gross unrecognized tax benefits were recognized, there would be a $3.5 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $0.7 million during the next twelve months primarily due to the expiration of statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2021	2020	2019
Balance as of January 1	$3.9	$1.8	$2.8
Additions for tax positions related to the current year	0.1	0.1	0.1
Additions for tax positions of prior years	1.0	2.6	—
Reductions for tax positions of prior years	(1.1)	(0.6)	(1.1)
Balance as of December 31	$3.9	$3.9	$1.8

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
11. SHAREHOLDERS’ EQUITY
Stock Repurchase Programs
On October 30, 2018, the Board of Directors of the Company approved a new common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million.
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $445.6 million of repurchase authority remaining under this program at December 31, 2021.
We repurchased the following shares under the 2018 and 2021 Stock Repurchase Programs:

	For the year ending December 31,
(in millions, except share data)	2021		2020		2019
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	226,232	$54.4	—	$—	—	$—
2018 Stock Repurchase Program	245,132	$49.2	235,590	$27.9	864,233	$93.0
Total	471,364	$103.6	235,590	$27.9	864,233	$93.0
The Duchossois Group ("TDG") Share Repurchase
On February 1, 2021, the Company entered into an agreement (the "Stock Repurchase Agreement") with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction for an aggregate purchase price of $193.9 million. The repurchase of shares of common stock from TDG pursuant to the Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The Company repurchased the shares using available cash and borrowings under the Revolver (as defined in Note 13, Debt).
12. STOCK-BASED COMPENSATION PLANS
Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, and stock options associated with our employee stock purchase plan, was $27.8 million in 2021, $23.7 million in 2020, and $23.8 million in 2019. We recorded a deferred tax asset related to stock-based compensation expense of $1.5 million in 2021, $1.9 million in 2020, and $2.1 million in 2019. Our stock-based employee compensation plans are described below.
2016 Omnibus Stock Incentive Plan
We have a stock-based employee compensation plan with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. The 2016 Plan is intended to advance our long-term success by encouraging stock ownership among key employees and the Board of Directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), performance share units ("PSU"), performance units, or performance cash. The 2016 Plan has a minimum vesting period of one year for awards granted.
Restricted Stock, Restricted Stock Units, and Performance Share Units
The 2016 Plan permits the award of RSAs, RSUs, or PSUs to directors and key employees responsible for the management, growth and protection of our business. The fair value of RSAs and RSUs that vest solely based on continued service under the Plan is determined by the product of the number of shares granted and the grant date market price of our common stock.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
In 2019, 2020, and 2021, the Company granted three-year performance and total shareholder return ("TSR") PSU awards (the "PSU Awards") to certain named executive officers ("NEOs"). The two performance criteria for the PSU Awards are: (1) a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the three-year period; and (2) a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities and discontinued operations excluding the change in restricted cash, plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee of the Board of Directors (the "Compensation Committee") can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
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
In October 2018, the Company granted a special equity award to two NEOs ("7-Year Grant") consisting of PSU Awards that may be adjusted up to 200% based on the Company's relative TSR performance versus the Russell 2000 over a three-year period ended October 29, 2021, and service-based RSU awards, both of which vest in 25% annual increments over four years beginning on the fourth anniversary of the grant date, totaling seven years to be fully vested. The performance period ended on October 29, 2021, and the TSR performance was 200%.
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
A summary of the 2021 RSUs, and PSUs granted to certain NEOs, employees, and the Board of Directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms
2021	RSU	63	Vest equally over three service periods ending in 2024
2021	PSU	27	Three-year performance and service period ending in 2023
2021	RSU	5	One year service period ending in 2022
(1) PSUs presented are based on the target number of units for the original PSU grant.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	321	$65.77	275	$72.03	596	$68.66
Granted	58	$92.90	130	$94.42	188	$93.96
Performance adjustment(1)	87	$55.75	—	$—	87	$55.75
Vested	(152)	$55.75	(135)	$68.15	(287)	$61.57
Canceled/forfeited	—	$—	(5)	$77.59	(5)	$77.59
Balance as of December 31, 2019	314	$72.84	265	$85.07	579	$78.45
Granted	37	$182.45	94	$150.12	131	$159.30
Performance adjustment(1)	41	$90.73	—	$—	41	$90.73
Vested	(90)	$90.73	(121)	$90.01	(211)	$90.32
Canceled/forfeited	—	$—	(3)	$121.39	(3)	$121.39
Balance as of December 31, 2020	302	$83.40	235	$107.90	537	$94.14
Granted	27	$254.29	68	$211.11	95	$223.25
Performance adjustment(1)	258	$68.87	—	$—	258	$68.87
Vested	(108)	$92.90	(112)	$121.77	(220)	$107.63
Canceled/forfeited	—	$—	(12)	$160.42	(12)	$160.42
Balance as of December 31, 2021	479	$82.99	179	$135.01	658	$90.27
(1)Adjustment to number of target units awarded for PSUs based on achievement of underlying performance goals.
The fair value of shares and units vested was $45.4 million in 2021, and $36.9 million in 2020 and 2019.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), at December 31, 2021 is presented below:

(in millions, except years)	December 31, 2021	Weighted Average Remaining Vesting Period (Years)
Unrecognized expense:
RSU	$9.2	1.76
PSU	12.9	2.08
Total	$22.1	1.94
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "ESP Plan"), we are authorized to sell, pursuant to short-term stock options, shares of our common stock to our full-time and qualifying part-time employees at a discount from our common stock’s fair market value. The ESP Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the following July 31. Compensation expense related to the ESP Plan was not material for any year included in our accompanying consolidated statements of comprehensive income (loss).

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
13. DEBT
The following table presents our total debt outstanding:

	December 31, 2021
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$384.0	$2.4	$381.6
Term Loan B-1 due 2028	297.8	3.8	294.0
2027 Senior Notes	600.0	5.7	594.3
2028 Senior Notes	700.0	1.9	698.1
Total debt	1,981.8	13.8	1,968.0
Current maturities of long-term debt	7.0	—	7.0
Total debt, net of current maturities	$1,974.8	$13.8	$1,961.0

	December 31, 2020
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$388.0	$3.2	$384.8
Revolver	149.7	—	149.7
2027 Senior Notes	600.0	6.8	593.2
2028 Senior Notes	500.0	5.4	494.6
Total debt	1,637.7	15.4	1,622.3
Current maturities of long-term debt	4.0	—	4.0
Total debt, net of current maturities	$1,633.7	$15.4	$1,618.3

Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver is a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Company had $695.4 million available borrowing capacity, after consideration of $4.6 million in outstanding letters of credit, under the Revolver as of December 31, 2021. The Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company.
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
The interest rates applicable to the Company’s borrowings under the Credit Agreement are LIBOR-based plus a spread, as determined by the Company's consolidated total net leverage ratio. The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2021, the Company's commitment fee rate was 0.20%.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
On April 28, 2020, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment (i) provided for a financial covenant relief period through the date on which the Company delivered the Company’s quarterly financial statements and compliance certificate for the fiscal quarter ending June 30, 2021, subject to certain exceptions (the “Financial Covenant Relief Period”), (ii) amended the definition of “Consolidated EBITDA” in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extended certain deadlines and made certain other amendments to the Company’s financial reporting obligations, (iv) placed certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amended the definitions of “Material Adverse Effect” and “License Revocation” in the Credit Agreement to take into consideration COVID-19.
During the Financial Covenant Relief Period, the Company was not required to comply with the consolidated total secured net leverage ratio financial covenant and the interest coverage ratio financial covenant. The Company agreed to a minimum liquidity financial covenant that required the Company and restricted subsidiaries to maintain liquidity of at least $150.0 million during the Financial Covenant Relief Period. While the Second Amendment was in effect, the Company agreed to limit restricted payments to $26.0 million.
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
The interest rate on the Revolver on December 31, 2021 was LIBOR plus 137.5 points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of September 30, 2021. The Term Loan B and Term Loan B-1 bears interest at LIBOR plus 200 basis points.
The Company was compliant with all applicable covenants on December 31, 2021.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Existing 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Existing 2028 Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes (the "2021 Senior Notes"). In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the Existing 2028 Notes.
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
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2028 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2028 Senior Notes at any time prior to January 15, 2023, at a price equal to 100% of the principal amount of the Existing 2028 Notes redeemed plus an applicable make-whole premium. On or after such date, the Company may redeem some or all of the Existing 2028 Notes at redemption prices set forth in the 2028 Indenture. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock; (ii) pay dividends or make other restricted payments; (iii) make certain investments; (iv) create liens; (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.
In connection with the issuance of the Additional 2028 Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 17, 2021.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2022	$7.0
2023	7.0
2024	379.0
2025	3.0
2026	3.0
Thereafter	1,582.8
Total	$1,981.8

14. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of December 31, 2021, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $111.3 million. The revenue we expect to recognize on these remaining performance obligations is $40.9 million in 2022, $29.0 million in 2023, $21.3 million in 2024, and the remainder thereafter.
As of December 31, 2021, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
Contract assets were not material as of December 31, 2021 and 2020.
Contract liabilities were $64.9 million as of December 31, 2021 and $53.7 million as of December 31, 2020. Contract liabilities are included in current deferred revenue, non-current deferred revenue, and accrued expense and other current liabilities in the accompanying consolidated balance sheets. Contract liabilities primarily relate to our Live and Historical Racing segment and the increase was primarily due to 2022 Oaks and Derby ticket sales revenue. We recognized $33.0 million of revenue during the year ended December 31, 2021 that was included in the contract liabilities balance at December 31, 2020. We recognized $6.7 million of revenue during the year ended December 31, 2020 that was included in the contract liabilities balance at January 1, 2020.
Disaggregation of Revenue
In Note 22, Segment Information, the Company has included its disaggregated revenue disclosures as follows:
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
15. OTHER BALANCE SHEET ITEMS
Accounts receivable
Accounts receivable is comprised of the following:

	December 31,
(in millions)	2021	2020
Trade receivables	$7.6	$6.5
Simulcast and online wagering receivables	29.6	26.7
Other receivables	10.5	8.2
	47.7	41.4
Allowance for doubtful accounts	(5.4)	(4.9)
Total	$42.3	$36.5
We recognized bad debt expense of $3.2 million in 2021, $2.5 million in 2020 and $2.1 million in 2019.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2021	2020
Account wagering deposits liability	$47.5	$38.1
Accrued salaries and related benefits	39.9	19.6
Purses payable	28.6	18.5
Accrued interest	23.9	19.2
Other	92.7	72.4
Total	$232.6	$167.8

16. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of December 31, 2021 and 2020 primarily consisted of a 61.3% interest in Rivers Des Plaines (as described further below), a 50% interest in Miami Valley Gaming ("MVG"), and other immaterial joint ventures.
Rivers Des Plaines
On March 5, 2019, the Company completed the acquisition of certain ownership interests of Midwest Gaming, the parent company of Rivers Casino Des Plaines ("Rivers Des Plaines") to acquire approximately 42% of Midwest Gaming from affiliates and co-investors of Clairvest Group Inc. ("Clairvest") and members of High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC and Casino Investors, LLC ("Casino Investors") for cash consideration of approximately $406.6 million and $3.5 million of certain transaction costs and working capital adjustments (the "Sale Transaction"). Following the closing of the Sale Transaction, the parties completed a recapitalization transaction on March 6, 2019 (the "Recapitalization"), pursuant to which Midwest Gaming used approximately $300.0 million in proceeds from amended and extended credit facilities to redeem, on a pro rata basis, additional Midwest Gaming units held by High Plaines and Casino Investors. As a result of the Recapitalization, the Company's ownership of Midwest Gaming increased to 61.3%. High Plaines retained ownership of 36.0% of Midwest Gaming and Casino Investors retained ownership of 2.7% of Midwest Gaming.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus the Company's accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the Sale Transaction and Recapitalization, the carrying value of the Company’s investment in Midwest Gaming was $835.0 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $853.7 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of December 31, 2021, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $832.3 million.
Our investment in Rivers Des Plaines was $554.8 million as of December 31, 2021 and $519.0 million as of December 31, 2020. The Company received distributions from Rivers Des Plaines of $67.2 million in 2021, $10.7 million in 2020 and $14.2 million in 2019.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $108.7 million as of December 31, 2021 and $110.7 million as of December 31, 2020. The Company received distributions from MVG of $42.0 million in 2021, $20.0 million in 2020 and $23.8 million in 2019.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Summarized Financial Results for our Unconsolidated Affiliates
The financial results for our unconsolidated affiliates are summarized below. The summarized income statement information for 2021 and 2020 and summarized balance sheet information as of December 31, 2021 and 2020 includes the following equity investments: MVG, Rivers Des Plaines, and other immaterial joint ventures. The summarized income statement information for 2019 includes the following equity investments: MVG, Rivers Des Plaines from the transaction date of March 5, 2019, and other immaterial joint ventures.

	December 31,
(in millions)	2021	2020
Assets
Current assets	$96.0	$132.8
Property and equipment, net	312.3	267.5
Other assets, net	264.1	244.9
Total assets	$672.4	$645.2

Liabilities and Members' Deficit
Current liabilities	$95.3	$133.5
Long-term debt	786.9	753.5
Other liabilities	20.6	42.3
Members' deficit	(230.4)	(284.1)
Total liabilities and members' deficit	$672.4	$645.2

	Years Ended December 31,
(in millions)	2021	2020	2019
Net revenue	$740.0	$386.3	$585.5
Operating and SG&A expense	434.2	252.1	411.4
Depreciation and amortization	17.6	17.0	13.0
Operating income	288.2	117.2	161.1
Interest and other expense, net	(38.6)	(63.1)	(67.0)
Net income	$249.6	$54.1	$94.1
17. LEASES
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
The components of total lease cost were as follows:

	Years Ended December 31,
(in millions)	2021	2020
Short-term lease cost (a) (b)	$11.1	$6.5
Operating lease cost (b)	7.8	6.6
Finance lease interest expense	0.3	0.1
Finance lease amortization expense (b)	0.5	0.2
Total lease cost	$19.7	$13.4
(a)Includes leases with terms of one month or less.
(b)Includes variable lease costs, which were not material.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases are as follows:

	Years Ended December 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.5	$6.0
Operating cash flows from finance leases	$0.3	$0.1
Financing cash flows from finance lease	$0.2	$0.1

ROUAs obtained in exchange for lease obligations
Operating leases	$9.8	$2.8
Finance leases	$4.4	$5.1
Other information related to operating leases was as follows:

	December 31,
Weighted Average Remaining Lease Term	2021	2020
Operating leases	5.9 years	5.9 years
Finance leases	16.0 years	18.4 years

Weighted Average Discount Rate
Operating leases	3.5%	3.8%
Finance leases	3.3%	2.9%
As of December 31, 2021, the future undiscounted cash flows associated with the Company's operating and financing lease liabilities were as follows:

(in millions)
Years Ended December 31,	Operating Leases	Finance Leases
2022	$5.9	$0.8
2023	5.4	0.8
2024	5.2	0.8
2025	4.8	0.8
2026	4.6	0.8
Thereafter	4.9	9.6
Total future minimum lease payments	30.8	13.6
Less: Imputed interest	3.1	3.3
Present value of lease liabilities	$27.7	$10.3

Reported lease liabilities as of December 31, 2021
Accrued expense and other current liabilities (current maturities of leases)	$5.3	$0.4
Other liabilities (non-current maturities of leases)	22.4	9.9
Present value of lease liabilities	$27.7	$10.3

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
18. BOARD OF DIRECTOR AND EMPLOYEE BENEFIT PLANS
Board of Directors and Officers Retirement Plan
Under the 2005 Deferred Compensation Plan (the "Deferred Plan"), members of our Board of Directors may elect to invest the deferred director fee compensation into our common stock within the Deferred Plan. Investments in our common stock are credited as hypothetical shares of common stock based on the market price of the stock at the time the compensation was earned. Upon the end of the director's service, common stock shares are issued to the director.
Prior to December 13, 2019, we provided eligible executives the opportunity to defer the receipt of base and bonus compensation to a future date and included a Company matching contribution on base compensation with certain limits through the Deferred Plan. On December 13, 2019, the Compensation Committee elected to freeze the Deferred Plan for eligible executives after the 2019 plan year.
On December 13, 2019, the Compensation Committee adopted the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan, effective January 1, 2020 (the “RSU Deferral Plan”). Under the RSU Deferral Plan, certain individual employees who are management or highly compensated employees of the Company may elect to defer settlement of RSUs granted pursuant to the 2016 Plan.
Other Retirement Plans
We have a profit-sharing plan for all employees with three months or more of service who are not otherwise participating in an associated profit-sharing plan. We match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% any contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $4.1 million in 2021, $3.7 million in 2020, and $4.1 million in 2019.
We are a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense was $0.7 million in 2021,$0.3 million in 2020, and $0.6 million in 2019. Our policy is to fund this expense as accrued, and we currently estimate that future contributions to these plans will not increase significantly from prior years.
19. FAIR VALUE OF ASSETS AND LIABILITIES
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
Debt
The fair value of the Company’s 2028 Senior Notes and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair value of the Company's Senior Secured Term Loan B, Term Loan B-1, and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$64.3	$64.3	$64.3	$—	$—
Financial liabilities:
Term Loan B	$381.6	$384.0	$—	$384.0	$—
Term Loan B-1	294.0	297.8	—	297.8	—
2027 Senior Notes	594.3	619.5		619.5
2028 Senior Notes	698.1	724.5	—	724.5	—

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$53.6	$53.6	$53.6	$—	$—
Financial liabilities:
Term Loan B	384.8	388.0	—	388.0	$—
Revolver	149.7	149.7	—	149.7	—
2027 Senior Notes	593.2	635.2	—	635.2	—
2028 Senior Notes	494.6	526.9	—	526.9	—
20. CONTINGENCIES
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
21. NET INCOME (LOSS) PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2021	2020	2019
Numerator for basic net income (loss) per common share:
Net income from continuing operations	$249.1	$13.3	$139.6
Net loss attributable to noncontrolling interest	—	(0.2)	(0.3)
Net income from continuing operations, net of loss attributable to noncontrolling interests	249.1	13.5	139.9
Net loss from discontinued operations	—	(95.4)	(2.4)
Numerator for basic net income (loss) per common share	$249.1	$(81.9)	$137.5

Numerator for diluted net income from continuing operations per common share	$249.1	$13.5	$139.9

Numerator for diluted net income (loss) per common share	$249.1	$(81.9)	$137.5

Denominator for net income (loss) per common share:
Basic	38.6	39.6	40.1
Plus dilutive effect of stock awards	0.6	0.5	0.5
Diluted	39.2	40.1	40.6

Net income (loss) per common share data:
Basic
Continuing operations	$6.45	$0.34	$3.49
Discontinued operations	$—	$(2.41)	$(0.06)
Net income (loss) per common share - basic	$6.45	$(2.07)	$3.43

Diluted
Continuing operations	$6.35	$0.33	$3.44
Discontinued operations (1)	$—	$(2.41)	$(0.06)
Net income (loss) per common share - diluted	$6.35	$(2.08)	$3.38
(1) Amounts exclude all potential common equivalent shares for periods when there is a net loss from discontinued operations.
22. SEGMENT INFORMATION
We manage our operations through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. Refer to Note 1, Description of Business, for additional information regarding the changes we made to our segments during the first quarter of 2021. Prior year amounts have been reclassified to conform to this presentation. Our operating segments reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources.
•Live and Historical Racing
The Live and Historical Racing segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport.
Churchill Downs Racetrack is the home of the Kentucky Derby and conducts live racing during the year. Derby City Gaming is a historical racing machine facility that operates under the Churchill Downs pari-mutuel racing license at its ancillary training facility in Louisville, Kentucky. Oak Grove conducts live harness racing during the year and operates an HRM facility under its pari-mutuel racing license. Turfway Park conducts live racing during the year, and Newport is an ancillary HRM facility that operates under the Turfway Park pari-mutuel racing license.
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
Our TwinSpires Sports and Casino business operates our sports betting platform in multiple states, including Colorado, Indiana, Maryland, Michigan, Mississippi, New Jersey, Pennsylvania, Tennessee, and Arizona. Our casino iGaming platform is operated in Michigan, New Jersey, and Pennsylvania. The Sports and Casino business includes the results of mobile sports betting, online sports betting, casino iGaming, and our retail sportsbooks. We operate eight retail sportsbooks in Colorado, Indiana, Maryland, Michigan, Arizona, Pennsylvania, and Mississippi, four of which operate under a third party’s casino license. River Casino Des Plaines ("Rivers Des Plaines") retail and online BetRivers sportsbook is included in the Gaming segment.
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack or jai alai facilities which support the casino license as applicable. The Gaming segment has approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games located in eight states.
The Gaming segment revenue and expenses includes the following properties:
◦Calder
◦Fair Grounds and VSI
◦Harlow’s
◦Lady Luck Casino Nemacolin management agreement
◦Ocean Downs
◦Oxford Casino and Hotel ("Oxford")
◦Presque Isle
◦Riverwalk
The Gaming segment also includes net income for our ownership portion of the Company’s equity investments in the following:
◦61.3% equity investment in Midwest Gaming, the parent company of Rivers Des Plaines in Des Plaines, Illinois
◦50% equity investment in MVG
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and / or other miscellaneous operations.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition, disposition, and land sale related charges; and
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
We utilize the Adjusted EBITDA metric to provide a more accurate measure of our core operating results and enable management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying consolidated statements of comprehensive income (loss).
The tables below present net revenue from external customers and intercompany revenue from each of our segments, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2021	2020	2019
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$128.1	$63.3	$187.6
Derby City Gaming	154.3	79.5	86.6
Oak Grove	100.7	16.6	—
Turfway Park	8.1	7.1	2.5
Newport	17.9	3.1	—
Total Live and Historical Racing	409.1	169.6	276.7
TwinSpires:
Horse Racing	396.9	403.2	289.9
Sports and Casino	34.8	11.3	5.7
Total TwinSpires	431.7	414.5	295.6
Gaming:
Fair Grounds and VSI	133.6	97.6	123.0
Presque Isle	119.6	73.1	137.5
Ocean Downs	100.6	60.2	85.9
Calder	100.0	51.8	99.8
Oxford Casino	99.8	44.9	101.7
Riverwalk Casino	61.2	46.3	56.1
Harlow’s Casino	56.1	40.7	54.0
Lady Luck Nemacolin	24.5	20.7	29.3
Total Gaming	695.4	435.3	687.3
All Other	61.0	34.6	70.1
Net revenue from external customers	$1,597.2	$1,054.0	$1,329.7

Intercompany net revenues:
Live and Historical Racing:
Churchill Downs Racetrack	$19.9	$17.8	$15.2
Turfway Park	1.6	1.4	0.3
Total Live and Historical Racing	21.5	19.2	15.5
TwinSpires	1.4	1.5	1.1
Gaming:
Fair Grounds and VSI	2.6	2.3	1.9
Presque Isle	0.3	0.2	0.4
Calder	0.1	—	0.1
Total Gaming	3.0	2.5	2.4
All Other	12.9	11.8	11.3
Eliminations	(38.8)	(35.0)	(30.3)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$64.0	$380.7	$28.2	$472.9	$29.7	$502.6
Historical racing(a)	253.0	—	—	253.0	—	253.0
Racing event-related services	68.5	—	1.2	69.7	7.0	76.7
Gaming(a)	—	34.8	622.0	656.8	—	656.8
Other(a)	23.6	16.2	44.0	83.8	24.3	108.1
Total	$409.1	$431.7	$695.4	$1,536.2	$61.0	$1,597.2

	Year Ended December 31, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$46.5	$387.5	$22.9	$456.9	$18.2	$475.1
Historical racing(a)	93.6	—	—	93.6	—	93.6
Racing event-related services	21.0	—	3.4	24.4	0.3	24.7
Gaming(a)	—	11.3	381.3	392.6	—	392.6
Other(a)	8.5	15.7	27.7	51.9	16.1	68.0
Total	$169.6	$414.5	$435.3	$1,019.4	$34.6	$1,054.0

	Year Ended December 31, 2019
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$61.1	$277.1	$30.7	$368.9	$39.0	$407.9
Historical racing(a)	81.6	—	—	81.6	—	81.6
Racing event-related services	118.6	—	4.1	122.7	5.7	128.4
Gaming(a)	—	5.7	580.1	585.8	—	585.8
Other(a)	15.4	12.8	72.4	100.6	25.4	126.0
Total	$276.7	$295.6	$687.3	$1,259.6	$70.1	$1,329.7
(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $20.9 million in 2021, $13.1 million in 2020, and $33.4 million in 2019.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$430.6	$433.1	$698.4

Taxes and purses	(126.3)	(30.6)	(264.4)
Marketing and advertising	(12.9)	(49.4)	(11.8)
Salaries and benefits	(48.4)	(13.9)	(87.1)
Content expense	(2.5)	(206.6)	(4.7)
Selling, general and administrative expense	(12.8)	(9.2)	(27.9)
Other operating expense	(53.0)	(45.4)	(72.3)
Other income	0.3	—	181.7

Adjusted EBITDA	$175.0	$78.0	$411.9

	Year Ended December 31, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$188.8	$416.0	$437.8

Taxes and purses	(64.1)	(25.1)	(171.6)
Marketing and advertising	(6.2)	(16.5)	(7.5)
Salaries & benefits	(32.5)	(13.0)	(75.9)
Content expense	(1.5)	(202.7)	(3.5)
Selling, general and administrative expense	(8.7)	(8.8)	(25.4)
Other operating expense	(36.8)	(37.1)	(59.7)
Other income	0.1	0.1	78.9

Adjusted EBITDA	$39.1	$112.9	$173.1

	Year Ended December 31, 2019
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$292.2	$296.7	$689.7

Taxes and purses	(68.7)	(16.2)	(269.4)
Marketing and advertising	(7.1)	(12.3)	(21.4)
Salaries & benefits	(32.8)	(11.4)	(103.3)
Content expense	(2.6)	(152.2)	(5.3)
Selling, general and administrative expense	(8.3)	(7.1)	(29.1)
Other operating expense	(37.3)	(28.2)	(83.6)
Other income	0.2	—	100.3

Adjusted EBITDA	$135.6	$69.3	$277.9

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2021	2020	2019
Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA:

Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$249.1	$(81.9)	$137.5
Net loss attributable to noncontrolling interest	—	0.2	0.3
Net income (loss)	249.1	(82.1)	137.2
Loss from discontinued operations, net of tax	—	95.4	2.4
Income from continuing operations, net of tax	249.1	13.3	139.6

Additions:
Depreciation and amortization	103.2	92.9	96.4
Interest expense	84.7	80.0	70.9
Income tax provision (benefit)	94.5	(5.3)	56.8
EBITDA	$531.5	$180.9	$363.7

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$27.8	$23.7	$23.8
Legal reserves	—	—	3.6
Other charges	0.2	0.8	0.4
Pre-opening expense and other expense	5.8	11.2	5.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	41.5	38.5	32.6
Changes in fair value of Rivers Des Plaines' interest rate swaps	(12.9)	12.9	12.4
Rivers Des Plaines' legal reserves and transactions costs	9.9	—	4.7
Other charges and recoveries, net	—	—	(0.2)
Transaction expense, net	7.9	1.0	5.3
Asset impairments	15.3	17.5	—
Total adjustments to EBITDA	95.5	105.6	87.7
Adjusted EBITDA	$627.0	$286.5	$451.4

Adjusted EBITDA by segment:
Live and Historical Racing	$175.0	$39.1	$135.6
TwinSpires	78.0	112.9	69.3
Gaming	411.9	173.1	277.9
Total segment Adjusted EBITDA	664.9	325.1	482.8
All Other	(37.9)	(38.6)	(31.4)
Total Adjusted EBITDA	$627.0	$286.5	$451.4

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The table below presents total asset information for each of our segments:

	December 31,
(in millions)	2021	2020
Total assets:
Live and Historical Racing	$682.7	$663.1
TwinSpires	271.8	257.2
Gaming	1,003.3	950.3
Total segment assets	1,957.8	1,870.6
All Other	1,023.8	815.8
	$2,981.6	$2,686.4

The table below presents total capital expenditures for each of our segments:

	Years Ended December 31,
(in millions)	2021	2020	2019
Capital expenditures:
Live and Historical Racing	$60.1	$213.3	$77.7
TwinSpires	17.4	6.6	9.7
Gaming	10.3	11.6	37.1
Total segment capital expenditures	87.8	231.5	124.5
All Other	4.0	2.7	6.7
Total capital expenditures	$91.8	$234.2	$131.2

23. RELATED PARTY TRANSACTIONS
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
Stock Repurchase Agreement
On February 1, 2021, the Company entered into an agreement (the “Stock Repurchase Agreement”) with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction. The aggregate purchase price was $193.9 million. The Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
24. SUBSEQUENT EVENTS
On February 18, 2022, the Company entered into a definitive purchase agreement to acquire substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") for total consideration of $2.485 billion (the "Purchase Agreement") (collectively, the "P2E Transaction"). The Purchase Agreement contemplates the acquisition by the Company of the following properties: Colonial Downs Racetrack in New Kent, Virginia ("Colonial Downs"), six historical racing entertainment venues across Virginia, del Lago Resort & Casino ("del Lago") in Waterloo, New York, and the operations of Hard Rock Hotel & Casino in Sioux City, Iowa (“Hard Rock Sioux City”).
The P2E Transaction is dependent on customary closing conditions, including the Company obtaining approvals from the Virginia Racing Commission, the New York State Gaming Commission, and the Iowa Racing and Gaming Commission. The transaction is expected to close by the end of 2022.
Either the Company or P2E may terminate the Purchase Agreement if the closing has not occurred prior to the date that is nine months after signing the Purchase Agreement, subject to the ability of either party to elect to extend such date for an additional four months in certain circumstances. If certain required regulatory approvals are not obtained and the Purchase Agreement is terminated, the Company may have to pay a Regulatory Termination Fee of up to $137.5 million. If the Company does not secure the financing required to fund the consideration payable under the Purchase Agreement and the Purchase Agreement is terminated, the Company may have to pay a Termination Fee of up to $330.0 million.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Churchill Downs Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Impairment Assessment for the Presque Isle Indefinite-Lived Gaming Rights Intangible Asset
As described in Notes 2, 8, and 9 to the consolidated financial statements, the Company’s indefinite-lived gaming rights intangible assets balance was $288.2 million as of December 31, 2021, of which $62.6 million relates to the Presque Isle indefinite-lived gaming rights intangible asset. Management performs an annual review for impairment as of April 1 of each fiscal year for its indefinite-lived intangible assets, or more frequently if events or circumstances indicate that it is more likely than not the relevant asset may be impaired. The fair value of the Presque Isle indefinite-lived gaming rights intangible asset was determined by management using the Greenfield Method, which is an income approach methodology that calculates the present value based on a projected cash flow stream. The primary inputs used by management in the estimation of the fair value of the Presque Isle indefinite-lived gaming rights intangible asset included estimated future revenue, operating expenses, start-up costs, and discount rate.
The principal considerations for our determination that performing procedures relating to the impairment assessment for the Presque Isle indefinite-lived gaming rights intangible asset is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the gaming rights indefinite-lived intangible asset due to the significant judgment by management when developing the fair value estimate; (ii) significant audit effort in evaluating the significant assumptions related to estimated future revenue and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the intangible asset impairment assessment, including controls over management’s valuation of the Presque Isle indefinite-lived gaming rights intangible asset. These procedures also included, among others, testing management’s process for developing the fair value of the Presque Isle indefinite-lived gaming rights intangible asset; evaluating the appropriateness of the Greenfield Method; testing the completeness and accuracy of underlying data used in the Greenfield Method; and evaluating the reasonableness of significant assumptions used by management related to estimated future revenue and discount rate. Evaluating management’s assumption related to estimated future revenue involved evaluating whether the assumption used was reasonable considering the current and past performance of Presque Isle and relevant third-party economic and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Greenfield Method and evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 23, 2022

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Churchill Downs Incorporated, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Churchill Downs Incorporated's internal control over financial reporting based upon the framework in the Integrated Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2021.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Chad E. Dobson
William C. Carstanjen	Marcia A. Dall	Chad E. Dobson
Chief Executive Officer	Executive Vice President and	Vice President and
February 23, 2022	Chief Financial Officer	Chief Accounting Officer
	February 23, 2022	February 23, 2022
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION
None.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors and audit committee is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.
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
Information about our Executive Officers

Name	Age as of 2/23/2022	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated

William C. Carstanjen	54	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	50	President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	58	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group and Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

Austin W. Miller	58	Senior Vice President of Gaming Operations since August 2013.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Schedule 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2021, 2020 and 2019 are included in Part II, Item 8:
		Consolidated Statements of Comprehensive Income (Loss)	48
		Consolidated Balance Sheets	49
		Consolidated Statements of Shareholders’ Equity	50
		Consolidated Statements of Cash Flows	51
		Notes to Consolidated Financial Statements	53
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	91
	(2)	Schedule II—Valuation and Qualifying Accounts	102
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.
	(3)	For the list of required exhibits, see exhibit index.	96
(b)		Exhibits	96
		See exhibit index.
(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Numbers		Description	By Reference To

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K filed January 17, 2019

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.2 to Current Report on Form 8-K filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

	(b)	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed December 27, 2017

	(c)	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 26, 2019

	(d)	Second Supplemental Indenture, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 18, 2021

	(e)	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed December 27, 2017

	(f)	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities, LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 26, 2019

	(g)	Registration Rights Agreement, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 18, 2021

	(h)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4(f) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed March 31, 1999

	(b)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed May 15, 2001

	(c)	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

	(d)	2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

	(e)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

	(f)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

	(g)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed August 7, 2007

	(h)	Third Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2019

Numbers	Description	By Reference To
(i)	Amended and Restated Terms and Conditions of Performance Stock Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, dated as of December 19, 2008*	Exhibit 10.1 to Current Report on Form 8-K filed December 22, 2008

(j)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

(k)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

(l)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

(m)	Form of Churchill Downs Incorporated Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10(LL) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 12, 2012

(n)	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013*	Exhibit A to Schedule 14A filed May 3, 2012

(o)	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit B to Schedule 14A filed May 3, 2012

(p)	Form of Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan, dated as of February 9, 2015, by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2015

(q)	Form of Churchill Downs Incorporated Restricted Stock Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1A to Current Report on Form 8-K filed September 28, 2015

(r)	Form of Churchill Downs Incorporated Performance Share Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan*	Exhibit 10.1B to Current Report on Form 8-K filed September 28, 2015

(s)	Amended and Restated Stockholder’s Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K filed June 12, 2017

(t)	Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	Exhibit 4.3 to Current Report on Form 8-K filed December 27, 2017

(u)	First Amendment to Credit Agreement, dated March 16, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2020

(v)	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders party thereto, and JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

(w)	Third Amendment to Credit Agreement, dated February 1, 2021, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders parties thereto, and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to Current Report on Form 8-K filed February 2, 2021

(x)	Incremental Joinder Agreement No. 1, dated March 17, 2021, among Churchill Downs Incorporated, the credit parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2021

Numbers		Description	By Reference To
	(y)	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed August 3, 2016

	(z)	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan*	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2016

	(aa)	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan*	Exhibit B to Schedule 14A filed March 29, 2016

	(bb)	Churchill Downs Incorporated Restricted Stock Unit Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2019

	(cc)	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2018

	(dd)	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd*	Exhibit 10.2 to Current Report on Form 8-K filed November 5, 2018

	(ee)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.3 to Current Report on Form 8-K filed November 5, 2018

	(ff)	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.4 to Current Report on Form 8-K filed November 5, 2018

	(gg)	Change in Control, Severance, and Indemnity Agreement, dated as of October 1, 2019, by and between Churchill Downs Incorporated and Austin W. Miller*	Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2019

	(hh)	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 27, 2020, by and between Churchill Downs Incorporated and Marcia A. Dall*	Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2020

	(ii)	First amendment to the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan, dated as of February 12, 2020*	Exhibit 10(ff) to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed February 26, 2020

	(jj)	Class Action Settlement Agreement, dated as of July 24, 2020, by and between Kater et al. and Churchill Downs Incorporated et al.	Exhibit 10(kk) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

	(kk)	Purchase Agreement, dated as of February 18, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed February 22, 2022

21		Subsidiaries of the Registrant**

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm**

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Numbers		Description	By Reference To
32		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))* **

101	INS	Inline XBRL Instance Document**

101	SCH	Inline XBRL Taxonomy Extension Schema Document**

101	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

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
February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 23, 2022	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 23, 2022	February 23, 2022
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman	/s/ Robert L. Fealy
R. Alex Rankin	Ulysses L. Bridgeman	Robert L. Fealy
February 23, 2022	February 23, 2022	February 23, 2022
(Chairman of the Board)	(Director)	(Director)

/s/ Douglas C. Grissom	/s/ Daniel P. Harrington	/s/ Karole F. Lloyd
Douglas C. Grissom	Daniel P. Harrington	Karole F. Lloyd
February 23, 2022	February 23, 2022	February 23, 2022
(Director)	(Director)	(Director)

/s/ Paul C. Varga
Paul C. Varga
February 23, 2022	February 23, 2022	February 23, 2022
(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Change in Accounting Standard	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
2021	$4.9	$—	$3.2	$(2.7)	$5.4
2020	4.4	0.5	2.5	(2.5)	4.9
2019	4.0	—	2.1	(1.7)	4.4

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2021	$1.4	$1.8	$—	$3.2
2020	0.2	1.2	—	1.4
2019	0.2	—	—	0.2