Form 10-Q
period 2022-03-31
Churchill Downs Inc
filed 2022-04-27
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at April 13, 2022 was 38,025,490 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2022	2021
Net revenue:
Live and Historical Racing	$86.0	$63.2
TwinSpires	100.3	103.5
Gaming	177.3	152.0
All Other	0.5	5.6
Total net revenue	364.1	324.3
Operating expense:
Live and Historical Racing	67.7	54.7
TwinSpires	74.9	77.5
Gaming	125.2	106.3
All Other	3.1	8.8
Selling, general and administrative expense	35.9	30.2
Asset impairments	4.9	—
Transaction expense, net	5.0	0.1
Total operating expense	316.7	277.6
Operating income	47.4	46.7
Other income (expense):
Interest expense, net	(21.3)	(19.4)
Equity in income of unconsolidated affiliates	32.5	24.9
Miscellaneous, net	—	0.1
Total other income (expense)	11.2	5.6
Income from operations before provision for income taxes	58.6	52.3
Income tax provision	(16.5)	(16.2)
Net income	$42.1	$36.1

Net income per common share data:
Basic net income	$1.10	$0.93

Diluted net income	$1.08	$0.91

Weighted average shares outstanding:
Basic	38.3	39.0
Diluted	38.8	39.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$294.5	$291.3
Restricted cash	65.5	64.3
Accounts receivable, net	46.0	42.3
Income taxes receivable	59.8	66.0
Other current assets	54.5	37.6
Total current assets	520.3	501.5
Property and equipment, net	1,035.8	994.9
Investment in and advances to unconsolidated affiliates	655.5	663.6
Goodwill	366.8	366.8
Other intangible assets, net	351.9	348.1
Other assets	18.8	18.9
Long-term assets held for sale	87.8	87.8
Total assets	$3,036.9	$2,981.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96.9	$81.6
Accrued expenses and other current liabilities	224.3	232.6
Current deferred revenue	104.0	47.7
Current maturities of long-term debt	7.0	7.0
Dividends payable	—	26.1
Total current liabilities	432.2	395.0
Long-term debt, net of current maturities and loan origination fees	667.2	668.6
Notes payable, net of debt issuance costs	1,292.7	1,292.4
Non-current deferred revenue	13.3	13.3
Deferred income taxes	263.1	252.9
Other liabilities	50.6	52.6
Total liabilities	2,719.1	2,674.8
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	318.7	307.7
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	317.8	306.8
Total liabilities and shareholders' equity	$3,036.9	$2,981.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2021	38.1	$—	$307.7	$(0.9)	$306.8
Net income			42.1		42.1
Issuance of common stock	0.1
Repurchase of common stock	(0.1)	(7.0)	(18.0)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)		(13.1)		(13.1)
Stock-based compensation		7.0			7.0
Balance, March 31, 2022	38.0	$—	$318.7	$(0.9)	$317.8

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2020	39.5	$18.2	$349.8	$(0.9)	$367.1
Net income			36.1		36.1
Issuance of common stock	0.1				—
Repurchase of common stock	(1.0)	(22.0)	(171.9)		(193.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(12.6)		(12.6)
Stock-based compensation		5.5			5.5
Balance, March 31, 2021	38.5	$1.7	$201.4	$(0.9)	$202.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$42.1	$36.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.1	26.0
Distributions from unconsolidated affiliates	40.6	22.0
Equity in income of unconsolidated affiliates	(32.5)	(24.9)
Stock-based compensation	7.0	5.5
Deferred income taxes	10.2	5.7
Asset impairments	4.9	—
Amortization of operating lease assets	1.3	0.2
Other	1.2	1.2
Changes in operating assets and liabilities:
Income taxes	6.4	9.2
Deferred revenue	56.3	21.0
Other assets and liabilities	(27.4)	2.2
Net cash provided by operating activities	135.2	104.2
Cash flows from investing activities:
Capital maintenance expenditures	(10.0)	(4.7)
Capital project expenditures	(45.5)	(7.6)
Other	(7.3)	—
Net cash used in investing activities	(62.8)	(12.3)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	—	780.8
Repayments of borrowings under long-term debt obligations	(1.8)	(425.7)
Payment of dividends	(25.7)	(24.8)
Repurchase of common stock	(24.3)	(193.9)
Taxes paid related to net share settlement of stock awards	(13.1)	(12.6)
Debt issuance costs	—	(5.8)
Change in bank overdraft	(3.0)	(12.8)
Other	(0.1)	1.6
Net cash (used in) provided by financing activities	(68.0)	106.8
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(124.0)
Net increase in cash, cash equivalents and restricted cash	4.4	74.7
Cash, cash equivalents and restricted cash, beginning of period	355.6	121.0
Cash, cash equivalents and restricted cash, end of period	$360.0	$195.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20.7	$15.4
Income taxes	0.1	0.1
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$29.9	$4.2
Debt issuance costs included in accrued expense and other current liabilities	3.2	—
Right-of-use assets obtained in exchange for lease obligations in operating leases	0.9	—
Repurchase of common stock included in accrued expense and other current liabilities	0.7	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
Churchill Downs Incorporated (the "Company", "we", "us", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Segments
During the first quarter of 2022, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our chief operating decision maker decided to include the results of our United Tote business in the TwinSpires segment as we evolve our strategy to integrate the United Tote offering with TwinSpires Horse Racing, which we believe will create additional business to business revenue opportunities. Results of our United Tote business were previously included in our All Other segment. The prior year results were reclassified to conform to this presentation.
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
Exit of the Direct Online Sports and Casino Business
On February 24, 2022 the Company announced plans to exit the direct online Sports and Casino business. The Company will maintain its retail Sports operations and pursue monetization of its online market access licenses.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements - Effective in 2022 or Thereafter
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and simplifies the accounting for transitioning from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and if elected, will be applied prospectively through December 31, 2022. We are currently evaluating the effect the adoption of this new accounting standard will have on our results of operations, financial condition, and cash flows.
3. NATURAL DISASTER
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 off-track betting facilities ("OTBs") owned by Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"). Two OTBs remain closed.
The Company carries property and casualty insurance, as well as business interruption insurance subject to certain deductibles. During the first quarter of 2022, the Company incurred $2.3 million of operating expenses related to ongoing recovery and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

maintenance efforts and received $0.3 million from our insurance carriers. Through March 31, 2022, the Company has received $3.0 million in insurance recoveries from our insurance carriers and has an insurance recovery receivable of $4.6 million as of March 31, 2022. The Company is currently working with its insurance carriers to finalize its claim. We continue to assess damages and insurance coverage, and we currently do not expect our losses to exceed the applicable insurance recoveries.
4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued Operations
On January 9, 2018, the Company completed the sale of its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"). The Big Fish Games business met the criteria for discontinued operation presentation. The condensed consolidated statements of cash flows reflect Big Fish Games as discontinued operations for all periods presented. The Company previously reported combined continuing and discontinued operations in our condensed consolidated statement of cash flows. The Company now separates continuing from discontinued operations in our condensed consolidated statement of cash flows. The prior year results were reclassified to conform to the current period presentation.
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated and Manasa Thimmegowda v. Big Fish Games, Inc. The $124.0 million settlement was paid on March 25, 2021.
Assets Held for Sale
On September 29, 2021, the Company announced an agreement to sell the 326-acre property in Arlington Heights, Illinois (the "Arlington Property"), to the Chicago Bears for $197.2 million. The closing of the sale of the Arlington Property is subject to the satisfaction of various closing conditions and the Company anticipates closing the sale of the Arlington Property in early 2023.
The Company has classified certain assets of Arlington International Racecourse ("Arlington") totaling $81.5 million as held for sale as of March 31, 2022 and December 31, 2021, on the accompanying condensed consolidated balance sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
On November 22, 2021, the Company announced an agreement to sell 115.7 acres of land near Calder Casino and Racing ("Calder") for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate, a Blackstone portfolio company. The closing of the sale of the land is subject to the satisfaction of various closing conditions. The Company anticipates closing the sale of the land in the second quarter of 2022.
As of March 31, 2022 and December 31, 2021, the Company has classified certain assets of Calder totaling $6.3 million as held for sale on the accompanying condensed consolidated balance sheets. Calder's operations and assets are included in Gaming in our consolidated results.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $366.8 million as of March 31, 2022 and December 31, 2021.
Other intangible assets are comprised of the following:

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.2	$(20.3)	$10.9	$31.2	$(19.1)	$12.1
Indefinite-lived intangible assets			341.0			336.0
Total			$351.9			$348.1
During the first quarter of 2022 we established an indefinite-lived intangible asset of $5.0 million for gaming rights in Indiana associated with the planned development of the Queen of Terre Haute Casino Resort.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. ASSET IMPAIRMENTS
On February 24, 2022, the Company announced plans to exit the direct online Sports and Casino business. The Company will maintain its retail Sports operations and pursue monetization of its online market access licenses. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets or property and equipment, were impaired (“Trigger Event”). Based on the Company’s evaluation, the Company concluded that a Trigger Event occurred related to certain TwinSpires assets. As a result, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the TwinSpires segment.
7. INCOME TAXES
The Company’s effective income tax rate for the three months ended March 31, 2022 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation. This expense was partially offset by tax benefits resulting from year-to-date tax deductions from vesting of restricted stock compensation in excess of book deductions.

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
8. SHAREHOLDERS’ EQUITY
Stock Repurchase Programs
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million.
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $420.6 million of repurchase authority remaining under the 2021 Stock Repurchase Program at March 31, 2022, based on trade date.

	Three Months Ended March 31,
(in millions, except share data)	2022		2021
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	116,863	$25.0	—	$—
As of March 31, 2022, we had $0.7 million accrued for the future cash settlement of executed repurchases of our common stock and no accrual as of March 31, 2021.
The Duchossois Group Share Repurchase
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
9. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards, restricted stock unit awards ("RSUs"), performance share unit awards, and stock options associated with our employee stock purchase plan was $7.0 million for the three months ended March 31, 2022 and $5.5 million for the three months ended March 31, 2021.
During the three months ended March 31, 2022, the Company awarded RSUs to employees and certain named executive officers ("NEOs").
A summary of the RSUs granted during 2022 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded	Vesting Terms

2022	RSU	59	Vest equally over three service periods ending in 2025
10. DEBT
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
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 8, Shareholders' Equity, for information regarding this transaction.
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
The interest rate on the Revolver on March 31, 2022 was LIBOR plus 137.5 basis points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of March 31, 2022. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
The Company was compliant with all applicable covenants on March 31, 2022.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Refer to Note 18, Subsequent Event, for information regarding the Company's April 2022 financing transactions.
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2022, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $114.3 million. The revenue we expect to recognize on these remaining performance obligations is $41.6 million for the remainder of 2022, $30.1 million in 2023, $22.0 million in 2024, and the remainder thereafter.
As of March 31, 2022, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of March 31, 2022 and December 31, 2021, contract assets were not material.
As of March 31, 2022 and December 31, 2021, contract liabilities were $121.3 million and $64.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying condensed consolidated balance sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the increase was primarily due to cash payments received for unfulfilled performance obligations. We recognized $3.2 million of revenue during the three months ended March 31, 2022, which was included in the contract liabilities balance at December 31, 2021. We recognized $2.6 million of revenue during the three months ended March 31, 2021, which was included in the contract liabilities balance at December 31, 2020.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Account wagering deposits liability	$55.0	$47.5
Purses payable	26.1	28.6
Accrued salaries and related benefits	19.4	39.9
Accrued interest	23.8	23.9
Other	100.0	92.7
Total	$224.3	$232.6
13. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of March 31, 2022 and December 31, 2021 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and other immaterial joint ventures.
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of March 31, 2022, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.0 million.
Our investment in Rivers Des Plaines was $547.8 million and $554.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company received distributions from Rivers Des Plaines of $30.5 million and $12.0 million for the three months ended March 31, 2022 and 2021, respectively.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $107.7 million and $108.7 million as of March 31, 2022 and December 31, 2021, respectively. The Company received distributions from MVG of $10.0 million for the three months ended March 31, 2022 and 2021.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended March 31,
(in millions)	2022	2021
Net revenue	$177.2	$138.7

Operating and SG&A expense	118.2	85.6
Depreciation and amortization	5.3	4.3
Total operating expense	123.5	89.9
Operating income	53.7	48.8
Interest and other, net	4.1	(4.6)
Net income	$57.8	$44.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
Assets
Current assets	$96.8	$96.0
Property and equipment, net	336.4	312.3
Other assets, net	263.5	264.1
Total assets	$696.7	$672.4
Liabilities and Members' Deficit
Current liabilities	$128.6	$95.3
Long-term debt	807.4	786.9
Other liabilities	3.6	20.6
Members' deficit	(242.9)	(230.4)
Total liabilities and members' deficit	$696.7	$672.4
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$65.5	$65.5	$65.5	$—	$—
Financial liabilities:
Term Loan B	$380.8	$383.0	$—	$383.0	$—
Term Loan B-1	293.4	297.0	—	297.0	—
2027 Senior Notes	594.5	605.3	—	605.3	—
2028 Senior Notes	698.2	679.0	—	679.0	—

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$64.3	$64.3	$64.3	$—	$—
Financial liabilities:
Term Loan B	$381.6	$384.0	$—	$384.0	$—
Term Loan B-1	294.0	297.8	—	297.8	—
2027 Senior Notes	594.3	619.5	—	619.5	—
2028 Senior Notes	698.1	724.5	—	724.5	—
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
If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. In the event that a legal proceeding results in a substantial judgment against us, or settlement by us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse impact on our business.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Numerator for basic and diluted net income per common share:
Net income	$42.1	$36.1

Denominator for net income per common share:
Basic	38.3	39.0
Plus dilutive effect of stock awards	0.5	0.6
Diluted	38.8	39.6

Net income per common share data:
Basic net income	$1.10	$0.93
Diluted net income	$1.08	$0.91
17. SEGMENT INFORMATION
We manage our operations through three reportable segments:
•Live and Historical Racing
The Live and Historical Racing segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, and Newport.
Churchill Downs Racetrack is the home of the Kentucky Derby and conducts live racing during the year. Derby City Gaming is an historical racing machine ("HRM") facility that operates under the Churchill Downs pari-mutuel racing license at its ancillary training facility in Louisville, Kentucky. Oak Grove conducts live harness racing during the year and operates a HRM facility under its pari-mutuel racing license. Turfway Park conducts live racing during the year, and Newport is an ancillary HRM facility that operates under the Turfway Park pari-mutuel racing license.
Our Live and Historical Racing properties earn commissions primarily from pari-mutuel wagering on live and historical races; simulcast fees earned from other wagering sites; admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services (collectively "racing event-related services"), as well as food and beverage services.
•TwinSpires
The TwinSpires segment includes the revenue and expenses for the online horse racing and the retail and online Sports and Casino business.
TwinSpires Horse Racing operates online horse racing wagering for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers (through Velocity); and provides the Bloodstock Research Information Services platform for horse racing statistical data. Also included in TwinSpires Horse Racing is our United Tote business which provides totalisator services to patrons who wager on horse races.
Our TwinSpires Sports and Casino business includes the retail and online sports and casino gaming operations.
Our TwinSpires Sports and Casino business operates our sports betting and casino iGaming platform in multiple states. The TwinSpires Sports and Casino business includes the mobile and online sports betting and casino results and the results of eight of our retail sportsbooks, which include our wholly-owned properties at Harlow’s Casino Resort and Spa ("Harlow’s"), Presque Isle, Riverwalk Casino Hotel (“Riverwalk”), and Ocean Downs Casino and Racetrack ("Ocean Downs"), as well as in Arizona, Colorado, Indiana and Michigan which utilize a third party's casino license. On February 24, 2022 the Company announced its plans to exit the direct online Sports and Casino business and pursue monetization of its online market access licenses.
•Gaming

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
16

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
–Direct online Sports and Casino business costs; and
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
As of December 31, 2021, Arlington ceased racing and simulcast operations given the pending sale of the property to the Chicago Bears. Arlington's operating loss in the current year quarter was treated as an adjustment to EBITDA and is included in Other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2022	2021
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$2.0	$2.0
Derby City Gaming	42.8	32.9
Oak Grove	30.4	19.4
Turfway Park	4.5	4.5
Newport	6.3	4.4
Total Live and Historical Racing	86.0	63.2
TwinSpires:
Horse Racing	90.0	96.5
Sports and Casino	10.3	7.0
Total TwinSpires	100.3	103.5
Gaming:
Fair Grounds and VSI	41.5	38.3
Presque Isle	27.2	23.8
Ocean Downs	21.3	20.0
Calder	27.0	20.9
Oxford	26.8	15.7
Riverwalk	14.4	14.4
Harlow’s	13.1	14.0
Lady Luck Nemacolin	6.0	4.9
Total Gaming	177.3	152.0
All Other	0.5	5.6
Net revenue from external customers	$364.1	$324.3

	Three Months Ended March 31,
(in millions)	2022	2021
Intercompany net revenue:
Live and Historical Racing	$1.2	$1.5
TwinSpires	1.1	1.5
Gaming	1.9	2.0
All Other	—	1.6
Eliminations	(4.2)	(6.6)
Intercompany net revenue	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.6	$81.5	$12.9	$100.0	$—	$100.0
Historical racing(a)	73.6	—	—	73.6	—	73.6
Racing event-related services	0.5	—	0.4	0.9	—	0.9
Gaming(a)	—	10.3	150.9	161.2	—	161.2
Other(a)	6.3	8.5	13.1	27.9	0.5	28.4
Total	$86.0	$100.3	$177.3	$363.6	$0.5	$364.1

	Three Months Ended March 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.9	$89.2	$11.7	$106.8	$5.1	$111.9
Historical racing(a)	52.9	—	—	52.9	—	52.9
Racing event-related services	—	—	0.7	0.7	—	0.7
Gaming(a)	—	7.0	132.5	139.5	—	139.5
Other(a)	4.4	7.3	7.1	18.8	0.5	19.3
Total	$63.2	$103.5	$152.0	$318.7	$5.6	$324.3
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical Pari-mutuel revenue for HRMs or Gaming revenue for our casino properties. These amounts were $7.0 million for the three months ended March 31, 2022 and $3.7 million for the three months ended March 31, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$87.2	$101.4	$179.2

Taxes and purses	(26.8)	(7.5)	(67.3)
Marketing and advertising	(2.9)	(5.1)	(3.5)
Salaries and benefits	(10.9)	(6.7)	(23.9)
Content expense	(0.6)	(43.1)	(1.5)
Selling, general and administrative expense	(3.3)	(2.6)	(6.6)
Other operating expense	(14.8)	(12.3)	(20.0)
Other income	—	—	34.7
Adjusted EBITDA	$27.9	$24.1	$91.1

	Three Months Ended March 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$64.7	$105.0	$154.0

Taxes and purses	(20.0)	(6.4)	(59.3)
Marketing and advertising	(2.1)	(8.5)	(1.4)
Salaries and benefits	(10.0)	(6.2)	(19.9)
Content expense	(0.6)	(46.5)	(1.0)
Selling, general and administrative expense	(3.0)	(2.6)	(6.0)
Other operating expense	(10.7)	(11.7)	(15.5)
Other income	—	—	31.5
Adjusted EBITDA	$18.3	$23.1	$82.4

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$42.1	$36.1

Additions:
Depreciation and amortization	25.1	26.0
Interest expense	21.3	19.4
Income tax provision	16.5	16.2
EBITDA	$105.0	$97.7

Adjustments to EBITDA:
Stock-based compensation expense	$7.0	$5.5
Pre-opening expense	2.1	0.6
Other expenses, net	2.5	—
Asset impairments	4.9	—
Transaction expense, net	5.0	0.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	11.1	9.6
Changes in fair value of Rivers Des Plaines' interest rate swaps	(10.4)	(4.2)
Rivers Des Plaines' legal reserves and transaction costs	0.3	1.3
Other charges	1.0	—
Total adjustments to EBITDA	23.5	12.9
Adjusted EBITDA	$128.5	$110.6

Adjusted EBITDA by segment:
Live and Historical Racing	$27.9	$18.3
TwinSpires	24.1	23.1
Gaming	91.1	82.4
Total segment Adjusted EBITDA	143.1	123.8
All Other	(14.6)	(13.2)
Total Adjusted EBITDA	$128.5	$110.6
The table below presents information about equity in income of unconsolidated affiliates included in our reported segments:

	Three Months Ended March 31,
(in millions)	2022	2021
Gaming	$32.5	$24.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	March 31, 2022	December 31, 2021
Total assets:
Live and Historical Racing	$719.0	$682.7
TwinSpires	286.0	289.6
Gaming	1,003.3	1,003.3
Total segment assets	2,008.3	1,975.6
All Other	1,028.6	1,006.0
Total assets	$3,036.9	$2,981.6
The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2022	2021
Capital expenditures, net:
Live and Historical Racing	$44.5	$7.8
TwinSpires	3.1	2.4
Gaming	7.5	1.6
Total segment capital expenditures	55.1	11.8
All Other	0.4	0.5
Total capital expenditures	$55.5	$12.3
18. SUBSEQUENT EVENT
April 2022 Financing Transactions
On April 13, 2022, the Company announced an amendment of its senior secured credit agreement (the “Credit Agreement Amendment”) to extend the maturity date of its existing revolving credit facility to 2027 and to increase the commitments under the existing revolving credit facility from $700 million to $1,200 million. The Credit Agreement Amendment also provides for a senior secured delayed draw term loan A credit facility due 2027 in the amount of $800 million (the “Delayed Draw Term Loan A”) and makes certain other changes to its existing credit agreement. The interest rate applicable to borrowings on the Revolver and Delayed Draw Term Loan A will be secured financing overnight rate ("SFOR")-based plus a spread, determined by the Company’s and guarantors' leverage ratio. The Company also successfully closed into escrow the previously announced offering of $1,200 million in aggregate principal amount of 5.750% senior notes due 2030.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
23

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following:
•the receipt of regulatory approvals on terms desired or anticipated, unanticipated difficulties or expenditures relating to our proposed transactions, including, without limitation, difficulties that result in the failure to realize expected synergies, efficiencies and cost savings from the proposed transactions within the expected time period (if at all), our ability to obtain financing on the anticipated terms and schedule, disruptions of our or Peninsula Pacific Entertainment LLC's ("P2E") current plans, operations and relationships with customers and suppliers caused by the announcement and pendency of the proposed transaction, our and P2E’s ability to consummate a sale-leaseback transaction with respect to the Hard Rock Sioux City on terms desired or anticipated;
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
•concentration and evolution of slot machine and historical racing machine ("HRM") manufacturing and other technology conditions that could impose additional costs;
•inability to negotiate agreements with industry constituents, including horsemen and other racetracks;
•inability to successfully focus on market access and retail operations for our TwinSpires Sports and Casino business and effectively compete;
•inability to identify, complete, or fully realize the benefits of, our proposed acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget, or as planned;
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
•work stoppages and labor issues;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
24

•risks related to pending or future legal proceedings and other actions;
•highly regulated operations and changes in the regulatory environment could adversely affect our business;
•restrictions in our debt facilities limiting our flexibility to operate our business;
•failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness;
•disruptions in the credit markets or changes to our credit ratings may adversely affect our business; and
•increase in our insurance costs, or obtain similar insurance coverage in the future, and inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
25

Our Business
Executive Overview
Churchill Downs Incorporated (the "Company," "we", "us", "our") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate three entertainment venues with approximately 3,050 HRMs in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing in the U.S. and we have nine retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
Segments
During the first quarter of 2022, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our chief operating decision maker decided to include the results of our United Tote business in the TwinSpires segment as we evolve our strategy to integrate the United Tote offering with TwinSpires Horse Racing, which we believe will create additional business to business revenue opportunities. Results of our United Tote business were previously included in our All Other segment. The prior year results were reclassified to conform to this presentation.
P2E Acquisition
On February 18, 2022, the Company entered into a definitive purchase agreement to acquire substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") for total consideration of $2.485 billion (the "P2E Purchase Agreement") (collectively, the "P2E Transaction"). The P2E Purchase Agreement contemplates the acquisition by the Company of the following properties: Colonial Downs Racetrack in New Kent, Virginia ("Colonial Downs"), six historical racing entertainment venues across Virginia, del Lago Resort & Casino ("del Lago") in Waterloo, New York, and the operations of Hard Rock Hotel & Casino in Sioux City, Iowa (“Hard Rock Sioux City”).
The P2E Transaction is dependent on customary closing conditions, including the Company obtaining approvals from the Virginia Racing Commission, the New York State Gaming Commission, and the Iowa Racing and Gaming Commission. The transaction is expected to close by the end of 2022.
Either the Company or P2E may terminate the P2E Purchase Agreement if the closing has not occurred prior to the date that is nine months after signing the P2E Purchase Agreement (such date being November 18, 2022), subject to the ability of either party to elect to extend such date for an additional four months in certain circumstances. If certain required regulatory approvals are not obtained and the P2E Purchase Agreement is terminated, the Company may have to pay a Regulatory Termination Fee of up to $137.5 million.
April 2022 Financing Transactions
On April 13, 2022, the Company announced an amendment of its senior secured credit agreement (the “Credit Agreement Amendment”) to extend the maturity date of its existing revolving credit facility to 2027 and to increase the commitments under the existing revolving credit facility from $700 million to $1,200 million. The Credit Agreement Amendment also provides for a senior secured delayed draw term loan A credit facility due 2027 in the amount of $800 million (the “Delayed Draw Term Loan A”) and makes certain other changes to the credit agreement. The interest rate applicable to borrowings on the Revolver and Delayed Draw Term Loan A will be secured financing overnight rate-based plus a spread, determined by the Company’s total net leverage ratio. The Company also successfully closed into escrow the previously announced offering of $1,200 million in aggregate principal amount of 5.750% senior notes due 2030.
Chasers Poker Room Acquisition
On March 22, 2022, the Company entered into a definitive purchase agreement to acquire Chasers Poker Room ("Chasers") in Salem, New Hampshire. Chasers is a charitable gaming facility located approximately 30 miles from Boston, Massachusetts, that offers poker and a variety of table games. Following the closing of the acquisition, the Company plans to develop an expanded charitable gaming facility in Salem to accommodate historical racing machines. The Company expects the total investment in Salem, inclusive of the Chasers purchase price to be approximately $150 million. The transaction is expected to close during the second quarter of 2022.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 global pandemic has resulted in travel limitations and business and government shutdowns which have had significant negative

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
26

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
Asset Impairment
On February 24, 2022, the Company announced its plans to exit the direct online sports betting and iGaming business and pursue monetization of its online market access licenses. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets or property and equipment, were impaired (“Trigger Event”). Based on the Company’s evaluation, the Company concluded that a Trigger Event occurred related to certain TwinSpires assets. As a result, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the TwinSpires segment.
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
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
•Acquisition, disposition, and land sale related charges;
•Direct online Sports and Casino business costs; and
•Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
As of December 31, 2021, Arlington ceased racing and simulcast operations given the pending sale of the property to the Chicago Bears. Arlington's operating loss in the current year quarter was treated as an adjustment to EBITDA and is included in Other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying condensed consolidated statements of comprehensive income. Refer to the reconciliation of comprehensive income to Adjusted EBITDA included in this section for additional information.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
27

Governmental Regulations and Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. There have been no material changes with respect to our regulatory and legislative activities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Net revenue	$364.1	$324.3	$39.8
Operating income	47.4	46.7	0.7
Operating income margin	13%	14%
Net income	42.1	36.1	6.0
Adjusted EBITDA	128.5	110.6	17.9
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
•Net revenue increased $39.8 million due to a $25.3 million increase from Gaming primarily due to certain capacity restrictions on patrons and gaming during the prior year quarter; a $22.8 million increase from Live and Historical Racing due to capacity restrictions at the Oak Grove HRM facility and Derby City Gaming in the prior year quarter and overall continued growth in the businesses. Partially offsetting these increases were a $5.1 million decrease in revenue from All Other primarily driven by the cessation of racing and simulcast operations at Arlington at the end of 2021 and a decrease of $3.2 million from TwinSpires driven by a decrease in Horse Racing handle partially offset by an increase in Sports and Casino due to our expansion in additional states during 2021.
•Operating income increased $0.7 million due to a $9.8 million increase from Live and Historical Racing primarily due to an increase in net revenue; a $6.4 million increase from Gaming primarily due to the increase in net revenue as a result of capacity restrictions on patrons and gaming during the prior year quarter; and a $0.6 million increase from All Other. Partially offsetting these increases were a $5.7 million increase in selling, general and administrative expenses due to an increase in employee benefits as well as an increase in legal fees, a $4.9 million increase in transaction expenses driven by the P2E Transaction, a $4.9 asset impairment related to TwinSpires Sports and Casino as a result of the decision to exit the direct online Sports and Casino business, and a $0.6 million decrease at TwinSpires.
•Net income increased $6.0 million. The following items impacted comparability of the Company's first quarter of 2022 net income compared to the prior year's first quarter: a $6.3 million after-tax increase in expenses related to transaction, pre-opening and other expenses, net, and a $3.5 million after-tax impairment charge driven by the decision to exit the direct online Sports and Casino business, and $0.7 million of other charges primarily related to our equity portion of Miami Valley Gaming's after-tax non-cash impairment charge related to prior expansion plans. Partially offsetting these increases were a $4.5 million after tax benefit increase related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps and a $0.7 million after tax decrease in Rivers Des Plaines' legal reserves and transaction costs. Excluding these items, net income increased $11.3 million primarily due to a $12.9 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $1.6 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $17.9 million driven by a $9.6 million increase from Live and Historical Racing primarily due an increase in net revenue, a $8.7 million increase from Gaming primarily due to certain capacity restrictions on patrons and gaming during the prior year quarter, and a $1.0 million increase from TwinSpires Sports and Casino primarily due to a decrease in marketing and promotional activities, partially offset by a decline in TwinSpires Horse Racing due to decreased handle. Partially offsetting these increases was a $1.4 million decrease from All Other primarily due to an increase in Corporate expenses offset by an increase at Arlington, as operations expenses incurred in the previous year quarter did not recur.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
28

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Live and Historical Racing:
Churchill Downs Racetrack	$2.5	$2.6	$(0.1)
Derby City Gaming	42.8	32.9	9.9
Oak Grove	30.4	19.4	11.0
Newport	6.3	4.4	1.9
Turfway Park	5.2	5.4	(0.2)
Total Live and Historical Racing	87.2	64.7	22.5
TwinSpires:
Horse Racing	91.1	98.0	(6.9)
Sports and Casino	10.3	7.0	3.3
Total TwinSpires	101.4	105.0	(3.6)
Gaming:
Fair Grounds and VSI	43.4	40.3	3.1
Presque Isle	27.2	23.8	3.4
Calder	27.0	20.9	6.1
Ocean Downs	21.3	20.0	1.3
Oxford	26.8	15.7	11.1
Riverwalk	14.4	14.4	—
Harlow's	13.1	14.0	(0.9)
Lady Luck Nemacolin	6.0	4.9	1.1
Total Gaming	179.2	154.0	25.2
All Other	0.5	7.2	(6.7)
Eliminations	(4.2)	(6.6)	2.4
Net Revenue	$364.1	$324.3	$39.8
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
•Live and Historical Racing revenue increased $22.5 million due primarily to an $11.0 million increase at Oak Grove, a $9.9 million increase from Derby City Gaming, and a $1.9 million increase from Newport. Oak Grove and Derby City Gaming reflected the benefit of the elimination of the operating restrictions that were in place during the first quarter of 2021 and overall continued growth in the businesses.
•TwinSpires revenue decreased $3.6 million from the prior year quarter primarily due to a $6.9 million decrease from Horse Racing that was partially offset by a $3.3 million increase from Sports and Casino. Horse Racing net revenue decreased as a portion of our patrons returned to wagering at brick-and-mortar facilities in the current quarter instead of wagering online. Sports and Casino net revenue increased as a result of our expansion in additional states during 2021.
•Gaming revenue increased $25.2 million primarily due to certain capacity restrictions on patrons and gaming during the prior year quarter that were no longer in place at Oxford, Calder, and Presque Isle.
•All Other revenue decreased $6.7 million primarily as a result of Arlington ceasing racing and simulcast operations at the end of 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
29

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Taxes and purses	$101.6	$88.9	$12.7
Salaries and benefits	42.3	37.2	5.1
Content expense	41.3	43.1	(1.8)
Selling, general and administrative expense	35.9	30.2	5.7
Depreciation and amortization	25.1	26.0	(0.9)
Marketing and advertising	11.5	12.1	(0.6)
Transaction expense, net	5.0	0.1	4.9
Asset impairments	4.9	—	4.9
Other operating expense	49.1	40.0	9.1
Total expense	$316.7	$277.6	$39.1
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $12.7 million primarily driven by the increase in net revenue by our wholly-owned gaming and HRM properties.
•Salaries and benefits expense increased $5.1 million driven by the capacity restrictions at our gaming properties in the prior year quarter.
•Content expense decreased $1.8 million primarily due to a decrease in online simulcast host fees in the TwinSpires Horse Racing business.
•Selling, general and administrative expense increased $5.7 million driven primarily from an increase in employee benefits as well as an increase in legal fees.
•Depreciation and amortization decreased $0.9 million primarily driven by the assets held for sale at Arlington.
•Marketing and advertising expense decreased $0.6 million primarily due to decreased marketing by our TwinSpires Sports and Casino business due to the decision to exit the direct online Sports and Casino business. This decrease was partially offset by increased marketing spend at our gaming properties.
•Transaction expense, net increased $4.9 million primarily due to increased legal and professional expenses related to the P2E Transaction.
•Asset impairments increased $4.9 million due to a non-cash impairment charge related to the Company's plan to exit the direct online Sports and Casino business.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $9.1 million primarily driven by significant increases in property insurance, food and beverage costs, and preparation for the running of the 148th Kentucky Oaks and Derby.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Live and Historical Racing	$27.9	$18.3	$9.6
TwinSpires	24.1	23.1	1.0
Gaming	91.1	82.4	8.7
Total Segment Adjusted EBITDA	143.1	123.8	19.3
All Other	(14.6)	(13.2)	(1.4)
Total Adjusted EBITDA	$128.5	$110.6	$17.9
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
•Live and Historical Racing Adjusted EBITDA increased $9.6 million due to a $5.3 million increase at Oak Grove, a $5.2 million increase at Derby City Gaming, and a $0.7 million increase at Newport from the increase in net revenue. Partially offsetting these increases was a $1.2 million decrease at Churchill Downs Racetrack due to the timing of Derby Week expenses and a $0.4 million decrease from higher expenses at Turfway Park.
•TwinSpires Adjusted EBITDA increased $1.0 million primarily due to a $3.7 million increase from our Sports and Casino business due to decreased marketing and promotional activities and a $0.6 million increase at United Tote. Partially offsetting these increases was a decrease from Horse Racing of $3.3 million due to the reduction in net revenue.
•Gaming Adjusted EBITDA increased $8.7 million driven by a $5.6 million increase at our wholly-owned Gaming properties due to increased net revenue and a $3.1 million increase from our equity investments, both of which were due to certain capacity restrictions on patrons and gaming during the prior year quarter.
•All Other Adjusted EBITDA decreased $1.4 million driven by a $2.6 million increase in legal fees and the timing of other Corporate expenses that was partially offset by a $1.2 million decrease in the Arlington operating loss in the current year quarter compared to the prior year quarter as a result of Arlington ceasing racing and simulcast operations at the end of 2021. We are excluding Arlington's operating results from Adjusted EBITDA in 2022 pending the sale of the property to the Chicago Bears.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
31

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Net income and comprehensive income	$42.1	$36.1	$6.0

Additions:
Depreciation and amortization	25.1	26.0	(0.9)
Interest expense	21.3	19.4	1.9
Income tax provision	16.5	16.2	0.3
EBITDA	$105.0	$97.7	$7.3

Adjustments to EBITDA:
Stock-based compensation expense	$7.0	$5.5	$1.5
Pre-opening expense	2.1	0.6	1.5
Other expense, net	2.5	—	2.5
Asset impairments	4.9	—	4.9
Transaction expense, net	5.0	0.1	4.9
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	11.1	9.6	1.5
Changes in fair value of Rivers Des Plaines' interest rate swaps	(10.4)	(4.2)	(6.2)
Rivers Des Plaines' legal reserves and transactions costs	0.3	1.3	(1.0)
Other charges	1.0	—	1.0
Total adjustments to EBITDA	23.5	12.9	10.6
Adjusted EBITDA	$128.5	$110.6	$17.9
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	March 31, 2022	December 31, 2021	Change
Total assets	$3,036.9	$2,981.6	$55.3
Total liabilities	$2,719.1	$2,674.8	$44.3
Total shareholders' equity	$317.8	$306.8	$11.0
Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $55.3 million driven by a $40.9 million increase in property and equipment driven by capital expenditures at Churchill Downs Racetrack, Turfway Park, and Derby City Gaming; a $16.9 million increase in other current assets driven by an increase in prepaid insurance; and a $11.8 million increase in all other assets. Partially offsetting these increases was an $8.1 million decrease in investments in and advances to unconsolidated affiliates driven by distributions received from Rivers Des Plaines and MVG; and a $6.2 million decrease in income tax receivable driven by the current year quarter income tax provision.
•Total liabilities increased $44.3 million primarily driven by a $56.3 million increase in current deferred revenue due to advance sales associated with the 148th Kentucky Oaks and Derby tickets and sponsorships; a $15.3 million increase in accounts payable driven by timing of payments; and a $10.5 increase in all other liabilities. Partially offsetting these increases were a $26.1 million decrease in dividends payable due to the payment of our annual dividends; and a $11.7 million decrease in accrued expenses and other liabilities.
•Total shareholders’ equity increased $11.0 million driven by a $42.1 million increase from current year net income and $7.0 million from stock-based compensation. Partially offsetting this increase were $25.0 million in repurchases of common stock and $13.1 million in taxes paid related to net share settlement of stock awards.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
32

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,
Cash flows from:	2022	2021	Change
Operating activities	$135.2	$104.2	$31.0
Investing activities	$(62.8)	$(12.3)	$(50.5)
Financing activities	$(68.0)	$106.8	$(174.8)
Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021
•Cash flows from operating activities increased $31.0 million driven by a $35.3 million increase in current deferred revenue mainly due to advance sales associated with the 148th Kentucky Oaks and Derby tickets and sponsorships, an $18.6 million increase in distributions from unconsolidated affiliates, and a $0.7 million increase in operating income. Partially offsetting these increases was a $23.6 million decrease from all other operating activities. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash used in investing activities increased $50.5 million driven by a $37.9 million increase in capital project expenditures at Churchill Downs Racetrack and Turfway Park, a $5.3 million increase in capital maintenance expenditures and a $7.3 million increase from all other investing activities.
•Cash provided by financing activities decreased $174.8 million primarily driven by a $356.9 million decrease in net borrowings from long-term debt. Partially offsetting this decrease was a $169.6 million increase in common stock repurchases and a $12.5 million decrease from all other financing activities.
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
We have announced several project capital investments during the past year, including the following: Churchill Downs Racetrack Homestretch Club and the Turn I Experience, Derby City Gaming Expansion and Hotel, Derby City Gaming Downtown, Turfway Park HRM Facility and Grandstand, the Queen of Terre Haute Casino Resort, and Louisiana HRMs. We currently estimate that we will spend between $300 million and $350 million for project capital in 2022, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (“2021 Stock Repurchase Program”). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We have approximately $420.6 million of repurchase authority remaining under the 2021 Stock Repurchase Program at March 31, 2022, based on trade date.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
33

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	March 31, 2022	December 31, 2021	Change
Term Loan B due 2024	$383.0	$384.0	$(1.0)
Term Loan B-1 due 2028	297.0	297.8	(0.8)
Revolver	—	—	—
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
Total debt	1,980.0	1,981.8	(1.8)
Current maturities of long-term debt	7.0	7.0	—
Total debt, net of current maturities	1,973.0	1,974.8	(1.8)
Issuance costs, net of premiums and discounts	(13.1)	(13.8)	0.7
Net debt	$1,959.9	$1,961.0	$(1.1)
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
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 8, Shareholders' Equity, of the Notes to the Condensed Consolidated Financial Statements for information regarding this transaction.
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
On April 13, 2022, the Company entered into the Credit Agreement Amendment to extend the maturity date of our existing revolving credit facility to 2027 and to increase the commitments under the existing revolving credit facility from $700 million to $1,200 million. The Credit Agreement Amendment also provides for the Delayed Draw Term Loan A credit facility due 2027 in the amount of $800 million. The interest rate applicable to borrowings on the Revolver and Delayed Draw Term Loan A will be SOFR-based plus a spread, determined by the Company’s and the guarantors’ leverage ratio.
The interest rate on the Revolver on March 31, 2022 was LIBOR plus 138 basis points based on the Revolver pricing grid in the Second Amendment and the Company's net leverage ratio as of March 31, 2022. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
The Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
34

business, changes in fiscal year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio.

	Actual	Requirement
Interest coverage ratio	6.92 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.52 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on March 31, 2022.

The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended March 31, 2022, the Company's commitment fee rate was 0.20%.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
35

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
Contractual Obligations
Our commitments to make future payments as of March 31, 2022, are estimated as follows:

(in millions)	2022	2023-2024	2025-2026	Thereafter	Total
Term Loan B	$3.0	$380.0	$—	$—	$383.0
Interest on Term Loan B(1)	6.1	15.9	—	—	22.0
Term Loan B-1	2.3	6.0	6.0	282.7	297.0
Interest on Term Loan B-1(1)	4.8	12.6	12.3	7.3	37.0
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	700.0	700.0
Interest on 2027 Senior Notes	33.0	66.0	66.0	16.5	181.5
Interest on 2028 Senior Notes	16.6	66.5	66.5	49.9	199.5
Operating and Finance Leases	5.3	12.9	11.6	16.0	45.8
Minimum Guarantees(2)	5.1	4.6	3.6	4.7	18.0
Total	$76.2	$564.5	$166.0	$1,677.1	$2,483.8
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 2.21% which was the rate in place as of March 31, 2022.
(2) Includes the maximum estimated exposure where we are contractually obligated to make future minimum payments.
As of March 31, 2022, we had approximately $3.9 million of tax liabilities related to unrecognized tax benefits.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•general economic trends; and
•interest rate and credit risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, inflation, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, and online wagering sites and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
36

Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On March 31, 2022, we had $680.0 million outstanding under our Credit Agreement related to Term Loans B/B-1, which bear interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $4.9 million. LIBOR is anticipated to be phased out by the end of 2023. The Credit Agreement Amendment establishes SOFR as an alternative rate (other than for the Term Loans B/B1, for which a general process for establishing an alternative reference rate is provided). The impact of the use of alternative reference rates is not expected to have a material impact on our exposure to interest rate risk at this time.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
37

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following descriptions include updates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 15, Contingencies, to our condensed consolidated financial statements, for further information.
Lassiter v. Kentucky Downs, LLC, et al.
On December 18, 2020, Robert and Patricia Lassiter filed a complaint against Kentucky Downs, LLC, Keeneland Association, Inc., Turfway Park, LLC, Players Bluegrass Downs, LLC, Appalachian Racing, LLC, Ellis Park Race Course, Inc., The Lexington Trots Breeders Association, Inc., and Churchill Downs Incorporated (“Defendants”). Plaintiffs allege that Defendants’ HRMs constitute illegal gambling and assert that they can recover for their losses and the losses of all patrons at those facilities with HRMs over a five-year period under Kentucky Revised Statutes 372.010. The Company filed a motion to dismiss on March 31, 2021. On August 30, 2021, plaintiffs filed a Chapter 13 Bankruptcy Petition with the Western District of Kentucky, and filed a notice of automatic stay in the matter pending against the Company. The Company’s motion to dismiss was remanded because of the automatic stay, which has ended. On February 9, 2022, the Company filed a motion for oral argument on the motions to dismiss. The court granted that motion and oral argument is scheduled for May 11, 2022. The Company intends to defend this matter vigorously and believes that there are meritorious legal and factual defenses against the plaintiffs' allegations and requests for relief.
Louisiana Horsemen's Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana ("Fair Grounds") since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, LLC and Churchill Downs Louisiana Video Poker Company, LLC ("Fair Grounds Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. The Louisiana Fourth Circuit Court of Appeals reversed the Louisiana Racing Commission's previous ruling that the plaintiffs did not have standing and remanded the matter to the Louisiana Racing Commission for further proceedings on June 13, 2018.
The Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. Objecting plaintiffs have filed a notice of appeal of the February 2020 Order appointing class counsel and certifying a class for settlement purposes. On January 28, 2021, the District Court issued a Final Order and Judgement approving the settlement. The objectors filed a notice of appeal of the January 28, 2021 Final Order and Judgment. That appeal has been consolidated with the earlier-filed appeal of the February 2020 Order appointing class counsel and certifying a class for settlement purposes. On December 22, 2021, the Fourth Circuit Court of Appeal entered an order affirming the orders of the District Court and approving the settlement. On January 7, 2022, the Fourth Circuit Court of Appeal denied the objectors’ motion for remand and application for rehearing. On February 6, 2022, the objectors filed a writ of certiorari with the Louisiana Supreme Court, which was denied on April 12, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
38

Bob Baffert and Bob Baffert Racing Stables, Inc. v. Churchill Downs Incorporated, Bill Carstanjen and Alex Rankin
On February 28, 2022, plaintiffs Bob Baffert and Bob Baffert Racing Stables, Inc. filed a complaint and motion for preliminary injunction against Churchill Downs Incorporated, its Chief Executive Officer Bill Carstanjen, and its Chairman of the Board of Directors Alex Rankin in the U.S. District Court for the Western District of Kentucky, arising out of the Company’s decision to suspend Mr. Baffert from entering horses trained by him at any Company-owned racetrack for a period of two years. The Company’s two-year suspension of Mr. Baffert came after Baffert-trained horse, Medina Spirit, finished first in the 147th running of the Kentucky Derby but subsequently tested positive for betamethasone, a banned race-day substance. Plaintiffs allege that the Company’s decisions to suspend Mr. Baffert from racing at any Company-owned racetrack and to prohibit horses trained by him (or any other suspended trainer) from accumulating Derby-qualifying points were unlawful. Plaintiffs assert claims for (i) violation of the due process clause, (ii) unlawful exclusion, (iii) violations of the federal antitrust laws, (iv) tortious interference with contract, and (v) tortious interference with prospective business advantage.
In addition to and separate from the Company’s suspension of Mr. Baffert, on February 21, 2022, the Kentucky Horse Racing Commission (“KHRC”) Board of Stewards suspended Mr. Baffert from racing in Kentucky for 90 days and issued a fine to him. The KHRC rejected Mr. Baffert’s requests to stay the suspension. Mr. Baffert unsuccessfully sought judicial intervention relieving him from the KHRC suspension. On March 21, 2022, the Franklin County Circuit Court concluded Mr. Baffert was not entitled to a stay of the KHRC suspension and that he had not satisfied a single element required for a temporary injunction of the KHRC suspension. This decision was affirmed by the Kentucky Court of Appeals on April 1, 2022 in an order denying Mr. Baffert’s motion for emergency relief. After the Kentucky Court of Appeals allowed the KHRC’s 90-day suspension of Mr. Baffert to stand, plaintiffs voluntarily withdrew their motion for preliminary injunction against the Company without prejudice.
The Company, Mr. Carstanjen, and Mr. Rankin intend to defend this matter vigorously and believe that there are meritorious legal and factual defenses against plaintiffs' allegations and requests for relief.
ITEM 1A.    RISK FACTORS
There have been no material changes with respect to our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 2022	—	$—	—	$445.6
February 2022	58,600	223.98	—	445.6
March 2022	116,975	213.91	116,863	420.6
Total	175,575	$217.27	116,863
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The 2021 stock repurchase program includes and is not in addition to the unspent amount remaining under the prior 2018 stock purchase program authorization. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
39

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Number	Description

2.1	Purchase Agreement, dated as of February 18, 2022 by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed February 22, 2022

4.1	Indenture, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and U.S. Bank National Association as trustee	Exhibit 4.1 to Current Report on Form 8-K filed April 14, 2022

10.1	Registration Rights Agreement, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed April 14, 2022

10.2	Memorandum of Understanding By and Between Austin W. Miller and Churchill Downs Incorporated dated February 10, 2022	Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2022

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 27, 2022	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 27, 2022	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
41