Form 10-Q
period 2022-06-30
Churchill Downs Inc
filed 2022-07-27
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 13, 2022 was 37,697,846 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2022	2021	2022	2021
Net revenue:
Live and Historical Racing	$260.9	$175.9	$346.9	$239.1
TwinSpires	136.8	140.8	237.1	244.3
Gaming	184.3	186.0	361.6	338.0
All Other	0.5	12.4	1.0	18.0
Total net revenue	582.5	515.1	946.6	839.4
Operating expense:
Live and Historical Racing	121.4	100.3	189.1	155.0
TwinSpires	90.2	102.1	165.1	179.6
Gaming	128.8	121.0	254.0	227.3
All Other	2.8	11.7	5.9	20.5
Selling, general and administrative expense	38.4	33.4	74.3	63.6
Asset impairments	—	11.2	4.9	11.2
Transaction expense, net	1.2	—	6.2	0.1
Total operating expense	382.8	379.7	699.5	657.3
Operating income	199.7	135.4	247.1	182.1
Other income (expense):
Interest expense, net	(35.1)	(22.0)	(56.4)	(41.4)
Equity in income of unconsolidated affiliates	40.5	36.4	73.0	61.3
Gain on Calder land sale	274.6	—	274.6	—
Miscellaneous, net	0.2	0.1	0.2	0.2
Total other income	280.2	14.5	291.4	20.1
Income from operations before provision for income taxes	479.9	149.9	538.5	202.2
Income tax provision	(140.6)	(41.6)	(157.1)	(57.8)
Net income	$339.3	$108.3	$381.4	$144.4

Net income per common share data:
Basic net income	$8.91	$2.80	$9.98	$3.72

Diluted net income	$8.79	$2.76	$9.85	$3.66

Weighted average shares outstanding:
Basic	38.1	38.7	38.2	38.8
Diluted	38.6	39.3	38.7	39.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$310.2	$291.3
Restricted cash	1,589.3	64.3
Accounts receivable, net	65.4	42.3
Income taxes receivable	—	66.0
Other current assets	40.0	37.6
Total current assets	2,004.9	501.5
Property and equipment, net	1,130.1	994.9
Investment in and advances to unconsolidated affiliates	658.7	663.6
Goodwill	366.8	366.8
Other intangible assets, net	352.8	348.1
Other assets	23.4	18.9
Long-term assets held for sale	82.9	87.8
Total assets	$4,619.6	$2,981.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$139.1	$81.6
Accrued expenses and other current liabilities	282.6	231.7
Income taxes payable	87.6	0.9
Current deferred revenue	12.1	47.7
Current maturities of long-term debt	7.0	7.0
Dividends payable	—	26.1
Total current liabilities	528.4	395.0
Long-term debt, net of current maturities and loan origination fees	665.8	668.6
Notes payable, net of debt issuance costs	2,488.5	1,292.4
Non-current deferred revenue	10.9	13.3
Deferred income taxes	273.3	252.9
Other liabilities	49.8	52.6
Total liabilities	4,016.7	2,674.8
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	603.8	307.7
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	602.9	306.8
Total liabilities and shareholders' equity	$4,619.6	$2,981.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2021	38.1	$—	$307.7	$(0.9)	$306.8
Net income			42.1		42.1
Issuance of common stock	0.1				—
Repurchase of common stock	(0.1)	(7.0)	(18.0)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)		(13.1)		(13.1)
Stock-based compensation		7.0			7.0
Balance, March 31, 2022	38.0	—	318.7	(0.9)	317.8
Net income			339.3		339.3
Repurchase of common stock	(0.3)	(7.4)	(54.1)		(61.5)
Taxes paid related to net share settlement of stock awards	—		(0.1)		(0.1)
Stock-based compensation		7.4			7.4
Balance, June 30, 2022	37.7	$—	$603.8	$(0.9)	$602.9

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2020	39.5	$18.2	$349.8	$(0.9)	$367.1
Net income			36.1		36.1
Issuance of common stock	0.1				—
Repurchase of common stock	(1.0)	(22.0)	(171.9)		(193.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(12.6)		(12.6)
Stock-based compensation		5.5			5.5
Balance, March 31, 2021	38.5	1.7	201.4	(0.9)	202.2
Net income			108.3		108.3
Stock-based compensation		7.1			7.1
Other			(0.2)		(0.2)
Balance, June 30, 2021	38.5	$8.8	$309.5	$(0.9)	$317.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$381.4	$144.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.2	52.0
Distributions from unconsolidated affiliates	77.9	47.5
Equity in income of unconsolidated affiliates	(73.0)	(61.3)
Stock-based compensation	14.4	12.6
Deferred income taxes	20.4	7.4
Asset impairments	4.9	11.2
Amortization of operating lease assets	2.7	2.7
Gain on Calder land sale	(274.6)	—
Other	2.9	3.1
Changes in operating assets and liabilities:
Income taxes	154.0	39.5
Deferred revenue	(37.9)	(12.6)
Other assets and liabilities	56.5	87.8
Net cash provided by operating activities	380.8	334.3
Cash flows from investing activities:
Capital maintenance expenditures	(23.0)	(13.7)
Capital project expenditures	(144.1)	(15.9)
Proceeds from Calder land sale	279.0	—
Other	(7.3)	(0.9)
Net cash provided by (used in) investing activities	104.6	(30.5)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,200.0	780.8
Repayments of borrowings under long-term debt obligations	(3.5)	(427.4)
Payment of dividends	(25.7)	(24.8)
Repurchase of common stock	(84.5)	(193.9)
Taxes paid related to net share settlement of stock awards	(13.2)	(12.6)
Debt issuance costs	(11.4)	(6.8)
Change in bank overdraft	(3.0)	(6.1)
Other	(0.2)	1.4
Net cash provided by financing activities	1,058.5	110.6
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(124.0)
Net increase in cash, cash equivalents and restricted cash	1,543.9	290.4
Cash, cash equivalents and restricted cash, beginning of period	355.6	121.0
Cash, cash equivalents and restricted cash, end of period	$1,899.5	$411.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$42.4	$35.9
Cash paid for income taxes	15.9	10.4
Cash received from income tax refunds	33.1	—
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$32.5	$5.0
Debt issuance costs included in accrued expense and other current liabilities	1.8	—
Right-of-use assets obtained in exchange for lease obligations in operating leases	0.9	9.2
Repurchase of common stock included in accrued expense and other current liabilities	2.0	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
Churchill Downs Incorporated (the "Company") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2021 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
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
Calder Land Sale
On June 17, 2022, the Company closed on the previously announced sale of 115.7 acres of excess land near Calder Casino for $291.0 million (or approximately $2.5 million per acre) to Link Logistics, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million, which was net of $12.0 million of transaction costs. Refer to Note 4, Calder Land Sale, for further information on the sale.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. NATURAL DISASTER
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 off-track betting facilities ("OTBs") owned by Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"). Two OTBs remain closed.
The Company carries property and casualty insurance, as well as business interruption insurance subject to certain deductibles. During the six months ended June 30, 2022, the Company incurred $2.3 million of operating expenses related to ongoing recovery and maintenance efforts and received $3.1 million from our insurance carriers. Through June 30, 2022, the Company has received $5.8 million in insurance recoveries from our insurance carriers and has an insurance recovery receivable of $1.8 million as of June 30, 2022. The Company is currently working with its insurance carriers to finalize its claim. We continue to assess damages and insurance coverage, and we currently do not expect our losses to exceed the applicable insurance recoveries.
4. CALDER LAND SALE
On June 17, 2022, the Company closed on the previously announced sale of 115.7 acres of excess land near Calder Casino for $291.0 million (or approximately $2.5 million per acre) to Link Logistics, a Blackstone portfolio company. The Company received cash proceeds of $279.0 which was net of $12.0 million of transaction costs. We recognized a gain of $274.6 million on the sale of the land, which is included in other income (expense) in the accompanying Condensed Consolidated Statements of Comprehensive Income. The gain consisted of cash proceeds of $279.0 million offset by the carrying value of the assets sold of $4.4 million.
The Company is planning on using certain proceeds of the sale to purchase property as part of the previously announced Peninsula Pacific Entertainment LLC ("P2E") acquisition and to invest in other replacement properties that qualify as Internal Revenue Code §1031 transactions to defer the federal income tax on the gain on the Calder land sale. The Company has identified two reverse like-kind transactions for property acquired prior to the sale of the Calder land and a forward like-kind exchange transaction to acquire additional property for the Internal Revenue Code §1031 transactions.
The Company is utilizing a qualified intermediary to facilitate these transactions. The proceeds from the sale have been transferred to the qualified intermediary and are classified as restricted cash on the Condensed Consolidated Balance Sheet. The funds will remain with the qualified intermediary and will be released: (i) if the funds are utilized as part of a like-kind exchange agreement, (ii) if the Company does not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the allowable time period.
The Company has completed one reverse like-kind exchange in June 2022 involving our $9.9 million investment in real property for the Derby City Gaming Downtown facility in Louisville, Kentucky.
The second reverse like-kind exchange will involve our investment in real property for the Queen of Terre Haute Casino Resort ("Queen of Terre Haute") property in Terre Haute, Indiana. An exchange accommodation titleholder (“EAT”), a type of variable interest entity, was used to facilitate this reverse like-kind exchange. As of June 30, 2022, $10.0 million had been invested in real property for the Queen of Terre Haute which will be held by the EAT until the exchange transaction is complete. The Company determined that it is the primary beneficiary of the EAT, thus the property held by the EAT has been consolidated and recorded in property and equipment, net on the Condensed Consolidated Balance Sheet. The Company plans to make additional investments in real property for the Queen of Terre Haute and expects to complete this reverse like-kind exchange in fourth quarter 2022.
The Company is planning on utilizing the remainder of the proceeds from the Calder sale to execute a forward like-kind exchange transaction by purchasing property as part of the previously announced acquisition of P2E. The Company anticipates closing the P2E acquisition prior to the end of 2022. If the acquisition of replacement property is not completed within 180 days of the Calder land sale, the proceeds will be distributed to the Company by the qualified intermediary and reclassified as available cash, and all applicable income taxes will be assessed on the remaining gain that was not deferred by acquiring replacement property.
As of June 30, 2022, the Company recorded $77.9 million in current income taxes payable related to the Calder land sale. Upon completion of the P2E acquisition, the current tax liability will be reclassified as a deferred tax liability on the Condensed Consolidated Balance Sheet.
As of December 31, 2021, the assets sold as part of the Calder sale were classified as held for sale on the accompanying Condensed Consolidated Balance Sheets. Calder's operations and assets are included in the Gaming segment in our consolidated results.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
9

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
Assets Held for Sale
On September 29, 2021, the Company announced an agreement to sell the 326-acre property in Arlington Heights, Illinois (the "Arlington Property"), to the Chicago Bears for $197.2 million. The closing of the sale of the Arlington Property is subject to the satisfaction of various closing conditions and the Company anticipates closing the sale of the Arlington Property in the first quarter of 2023.
The Company has classified certain assets of Arlington International Racecourse ("Arlington") as held for sale totaling $82.9 million as of June 30, 2022 and $81.5 million as of December 31, 2021, on the accompanying Condensed Consolidated Balance Sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $366.8 million as of June 30, 2022 and December 31, 2021. We performed our annual goodwill impairment analysis as of April 1, 2022, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.2	$(19.2)	$12.0	$31.2	$(19.1)	$12.1
Indefinite-lived intangible assets			340.8			336.0
Total			$352.8			$348.1
During the first quarter of 2022 we established an indefinite-lived intangible asset of $5.0 million for gaming rights in Indiana associated with the planned development of the Queen of Terre Haute Casino Resort.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2022. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. ASSET IMPAIRMENTS
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
8. INCOME TAXES
The Company’s effective income tax rate for the three and six months ended June 30, 2022 and June 30, 2021 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
9. SHAREHOLDERS’ EQUITY
Stock Repurchase Programs
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million.
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $359.1 million of repurchase authority remaining under the 2021 Stock Repurchase Program at June 30, 2022, based on trade date.
We repurchased the following shares under the 2021 Stock Repurchase Program:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except share data)	2022		2021		2022		2021
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	321,554	$61.5	—	$—	438,417	$86.5	—	$—
As of June 30, 2022, we had $2.0 million accrued for the future cash settlement of executed repurchases of our common stock and no accrual as of June 30, 2021.
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
10. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

stock awards, restricted stock unit awards ("RSUs"), performance share unit awards, and stock options associated with our employee stock purchase plan was $7.4 million for the three months ended June 30, 2022 and $7.1 million for the three months ended June 30, 2021. Stock-based compensation was $14.4 million for the six months ended June 30, 2022 and $12.6 million for the six months ended June 30, 2021.
During the six months ended June 30, 2022, the Company awarded RSUs to employees and certain named executive officers ("NEOs").
A summary of the RSUs granted during 2022 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded	Vesting Terms

2022	RSU	61	Vest equally over three service periods ending in 2025
2022	RSU	5	One year service period ending in 2023
11. DEBT
Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provided for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver was a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company.
On April 28, 2020, the Company entered into the Second Amendment to the Credit Agreement (the "Second Amendment"), which (i) provided for a financial covenant relief period through the date on which the Company delivered the Company's quarterly financial statements and compliance certificate for the fiscal quarter ended June 30, 2021, subject to certain exceptions (the "Financial Covenant Relief Period"), (ii) amended the definition of "Consolidated EBITDA" in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extended certain deadlines and made certain other amendments to the Company’s financial reporting obligations, (iv) placed certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amended the definitions of "Material Adverse Effect" and "License Revocation" in the Credit Agreement to take into consideration COVID-19.
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
On April 13, 2022, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment") to extend the maturity date of its existing revolving credit facility to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The Fourth Amendment also provides for a senior secured Delayed Draw Term Loan A credit facility due April 13, 2027 in the amount of $800.0 million which is part of the financing for the proposed acquisition by the Company of substantially all of the assets of P2E. The Company capitalized $2.8 million of debt issuance costs associated with the Revolver commitment increase and $5.7 million of debt issuance costs associated with the Delayed Draw Term Loan A which are being amortized as interest expense over the 5-year term.
The Revolver and Delayed Draw Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2022, that applicable margin was 137.5 basis points

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which was based on the pricing grid in the Fourth Amendment to the Credit Agreement. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
The Company was compliant with all applicable covenants on June 30, 2022.
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
2030 Senior Notes
On April 13, 2022, CDI Escrow Issuer, Inc. (the "Escrow Issuer"), a wholly owned subsidiary of the Company, completed an offering of $1.2 billion in aggregate principal amount of 5.75% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the 2030 Notes is part of the financing for the P2E acquisition. The proceeds of the offering were placed in escrow pending satisfaction of certain conditions, including, without limitation, the consummation of the P2E acquisition. In connection with the offering, we capitalized $4.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Notes. Upon completion of this offering, the aggregate principal amount outstanding in escrow of the 2030 Notes is $1.2 billion. The cash held in escrow is invested in money market accounts and included in restricted cash in the Condensed Consolidated Balance Sheet.
The 2030 Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 13, 2022, with interest payable in arrears on April 1 and October 1 of each year, commencing on October 1, 2022. The 2030 Notes will vote as one class under the indenture governing the 2030 Senior Notes.
The Escrow Issuer may redeem some or all of the 2030 Notes at any time prior to April 1, 2025, at redemption prices set forth in the 2030 Offering Memorandum.
In connection with the issuance of the 2030 Notes, the Escrow Issuer and the guarantors of the 2030 Notes entered into a Registration Rights Agreement to register any 2030 Notes under the Securities Act for resale that are not freely tradable 366 days from April 13, 2022.
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2022, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

aggregate transaction price of $74.2 million. The revenue we expect to recognize on these remaining performance obligations is $1.1 million for the remainder of 2022, $30.5 million in 2023, $22.0 million in 2024, and the remainder thereafter.
As of June 30, 2022, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of June 30, 2022 and December 31, 2021, contract assets were not material.
As of June 30, 2022 and December 31, 2021, contract liabilities were $27.7 million and $64.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $43.6 million of revenue during the three months ended June 30, 2022 and $46.8 million of revenue during the six months ended June 30, 2022, which was included in the contract liabilities balance at December 31, 2021. We recognized $28.9 million of revenue during the three months ended June 30, 2021 and $31.5 million of revenue during the six months ended June 30, 2021, which was included in the contract liabilities balance at December 31, 2020.
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
•For the Gaming segment, revenue is disaggregated by location given the geographic economic factors that affect the revenue of Gaming service offerings. Within the Gaming segment, revenue is further disaggregated between live and simulcast racing, historical racing, racing event-related services, gaming, and other services.
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors.
13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Account wagering deposits liability	$65.9	$47.5
Purses payable	38.9	28.6
Accrued salaries and related benefits	25.3	39.9
Accrued interest	38.8	23.9
Other	113.7	91.8
Total	$282.6	$231.7
14. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of June 30, 2022 and December 31, 2021 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and other immaterial joint ventures.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of June 30, 2022, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $831.8 million.
Our investment in Rivers Des Plaines was $547.3 million and $554.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company received distributions from Rivers Des Plaines of $61.3 million and $25.3 million for the six months ended June 30, 2022 and 2021, respectively.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $111.3 million and $108.7 million as of June 30, 2022 and December 31, 2021, respectively. The Company received distributions from MVG of $16.5 million and $22.0 million for the six months ended June 30, 2022 and 2021, respectively.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net revenue	$214.6	$197.9	$391.8	$336.6

Operating and SG&A expense	130.7	109.8	248.9	195.4
Depreciation and amortization	6.3	4.4	11.6	8.7
Total operating expense	137.0	114.2	260.5	204.1
Operating income	77.6	83.7	131.3	132.5
Interest and other, net	(7.3)	(19.7)	(3.2)	(24.3)
Net income	$70.3	$64.0	$128.1	$108.2

(in millions)	June 30, 2022	December 31, 2021
Assets
Current assets	$88.4	$96.0
Property and equipment, net	349.0	312.3
Other assets, net	263.6	264.1
Total assets	$701.0	$672.4
Liabilities and Members' Deficit
Current liabilities	$109.8	$95.3
Long-term debt	827.8	786.9
Other liabilities	—	20.6
Members' deficit	(236.6)	(230.4)
Total liabilities and members' deficit	$701.0	$672.4
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Cash
Our restricted cash accounts held in money market and interest-bearing accounts qualify for Level 1 in the fair value hierarchy, which includes unadjusted quoted market prices in active markets for identical assets.
Debt
The fair value of the Company’s 2030 Senior Notes, 2028 Senior Notes, and 5.50% Senior Notes due 2027 (the "2027 Senior Notes") are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's Term Loan B, Term Loan B-1, and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$1,589.3	$1,589.3	$1,589.3	$—	$—
Financial liabilities:
Term Loan B	$380.0	$382.0	$—	$382.0	$—
Term Loan B-1	292.8	296.3	—	296.3	—
2027 Senior Notes	594.8	565.5	—	565.5	—
2028 Senior Notes	698.3	622.3	—	622.3	—
2030 Senior Notes	1,195.4	1,102.4	—	1,102.4	—

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$64.3	$64.3	$64.3	$—	$—
Financial liabilities:
Term Loan B	$381.6	$384.0	$—	$384.0	$—
Term Loan B-1	294.0	297.8	—	297.8	—
2027 Senior Notes	594.3	619.5	—	619.5	—
2028 Senior Notes	698.1	724.5	—	724.5	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
17. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator for basic and diluted net income per common share:
Net income	$339.3	$108.3	$381.4	$144.4

Denominator for net income per common share:
Basic	38.1	38.7	38.2	38.8
Plus dilutive effect of stock awards	0.5	0.6	0.5	0.6
Diluted	38.6	39.3	38.7	39.4

Net income per common share data:
Basic net income	$8.91	$2.80	$9.98	$3.72
Diluted net income	$8.79	$2.76	$9.85	$3.66
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
Our TwinSpires Sports and Casino business operates our sports betting and casino platform in multiple states. The TwinSpires Sports and Casino business includes the mobile and online sports betting and casino results and the results

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of seven of our retail sportsbooks, which include our wholly-owned properties at Harlow’s Casino Resort and Spa ("Harlow’s"), Presque Isle, Riverwalk Casino Hotel (“Riverwalk”), Ocean Downs Casino and Racetrack ("Ocean Downs"), Fair Grounds Racecourse and Slots, as well as in Arizona and Michigan which utilize a third party's casino license. On February 24, 2022 the Company announced its plans to exit the direct online sports and casino business and pursue monetization of its online market access licenses.
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack facilities which support the casino license. The Gaming segment has approximately 11,000 slot machines and video lottery terminals ("VLTs") and 200 table games located in eight states.
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
The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, retail sports betting, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, historical racing, and / or other miscellaneous operations.
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
•Asset impairments;
•Gain on Calder land sale;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2021, Arlington ceased racing and simulcast operations given the pending sale of the property to the Chicago Bears. Arlington's operating loss in the current quarter and year is treated as an adjustment to EBITDA and is included in Other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$174.2	$105.2	$176.2	$107.2
Derby City Gaming	44.2	39.9	87.0	72.8
Oak Grove	34.1	25.6	64.5	45.0
Turfway Park	1.0	0.7	5.5	5.2
Newport	7.4	4.5	13.7	8.9
Total Live and Historical Racing	260.9	175.9	346.9	239.1
TwinSpires:
Horse Racing	130.6	132.4	220.6	228.9
Sports and Casino	6.2	8.4	16.5	15.4
Total TwinSpires	136.8	140.8	237.1	244.3
Gaming:
Fair Grounds and VSI	37.2	35.1	78.7	73.4
Presque Isle	30.3	30.5	57.5	54.3
Ocean Downs	27.4	27.0	48.7	47.0
Calder	27.9	27.4	54.9	48.3
Oxford	29.4	24.6	56.2	40.3
Riverwalk	14.0	18.4	28.4	32.8
Harlow’s	12.0	16.6	25.1	30.6
Lady Luck Nemacolin	6.1	6.4	12.1	11.3
Total Gaming	184.3	186.0	361.6	338.0
All Other	0.5	12.4	1.0	18.0
Net revenue from external customers	$582.5	$515.1	$946.6	$839.4

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Intercompany net revenue:
Live and Historical Racing	$15.0	$14.6	$16.2	$16.1
TwinSpires	1.7	1.8	2.8	3.3
Gaming	0.2	—	2.1	2.0
All Other	—	2.4	—	4.0
Eliminations	(16.9)	(18.8)	(21.1)	(25.4)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$46.5	$118.4	$5.5	$170.4	$—	$170.4
Historical racing(a)	78.4	—	1.3	79.7	—	79.7
Racing event-related services	121.9	—	0.2	122.1	—	122.1
Gaming(a)	—	6.2	158.1	164.3	—	164.3
Other(a)	14.1	12.2	19.2	45.5	0.5	46.0
Total	$260.9	$136.8	$184.3	$582.0	$0.5	$582.5

	Three Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$39.6	$121.6	$4.4	$165.6	$9.5	$175.1
Historical racing(a)	64.9	—	—	64.9	—	64.9
Racing event-related services	63.5	—	0.2	63.7	1.9	65.6
Gaming(a)	—	8.4	170.2	178.6	—	178.6
Other(a)	7.9	10.8	11.2	29.9	1.0	30.9
Total	$175.9	$140.8	$186.0	$502.7	$12.4	$515.1
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical Pari-mutuel revenue for HRMs or Gaming revenue for our casino properties. These amounts were $7.7 million for the three months ended June 30, 2022 and $5.2 million for the three months ended June 30, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$52.1	$199.9	$18.4	$270.4	$—	$270.4
Historical racing(a)	152.0	—	1.3	153.3	—	153.3
Racing event-related services	122.4	—	0.6	123.0	—	123.0
Gaming(a)	—	16.5	309.0	325.5	—	325.5
Other(a)	20.4	20.7	32.3	73.4	1.0	74.4
Total	$346.9	$237.1	$361.6	$945.6	$1.0	$946.6

	Six Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$45.5	$210.8	$16.1	$272.4	$14.6	$287.0
Historical racing(a)	117.8	—	—	117.8	—	117.8
Racing event-related services	63.5	—	0.9	64.4	1.9	66.3
Gaming(a)	—	15.4	302.7	318.1	—	318.1
Other(a)	12.3	18.1	18.3	48.7	1.5	50.2
Total	$239.1	$244.3	$338.0	$821.4	$18.0	$839.4
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical Pari-mutuel revenue for HRMs or Gaming revenue for our casino properties. These amounts were $14.8 million for the six months ended June 30, 2022 and $8.9 million for the six months ended June 30, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$275.9	$138.5	$184.5

Taxes and purses	(59.6)	(7.2)	(68.2)
Marketing and advertising	(6.4)	(5.0)	(3.7)
Salaries and benefits	(18.9)	(6.9)	(23.5)
Content expense	(1.0)	(68.1)	(2.2)
Selling, general and administrative expense	(3.0)	(2.6)	(6.7)
Other operating expense	(23.2)	(14.8)	(22.2)
Other income	0.1	—	48.8
Adjusted EBITDA	$163.9	$33.9	$106.8

	Three Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$190.5	$142.6	$186.0

Taxes and purses	(50.8)	(8.3)	(70.0)
Marketing and advertising	(4.9)	(16.7)	(2.5)
Salaries and benefits	(15.3)	(6.8)	(20.6)
Content expense	(0.8)	(68.5)	(1.3)
Selling, general and administrative expense	(3.1)	(2.9)	(5.9)
Other operating expense	(17.3)	(14.8)	(17.7)
Other income	0.1	—	51.8
Adjusted EBITDA	$98.4	$24.6	$119.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Six Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$363.1	$239.9	$363.7

Taxes and purses	(86.4)	(14.7)	(135.5)
Marketing and advertising	(9.3)	(10.1)	(7.2)
Salaries and benefits	(29.8)	(13.6)	(47.4)
Content expense	(1.6)	(111.2)	(3.7)
Selling, general and administrative expense	(6.3)	(5.2)	(13.3)
Other operating expense	(38.0)	(27.1)	(42.2)
Other income	0.1	—	83.5
Adjusted EBITDA	$191.8	$58.0	$197.9

	Six Months Ended June 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$255.2	$247.6	$340.0

Taxes and purses	(70.8)	(14.7)	(129.3)
Marketing and advertising	(7.0)	(25.2)	(3.9)
Salaries and benefits	(25.3)	(13.0)	(40.5)
Content expense	(1.4)	(115.0)	(2.3)
Selling, general and administrative expense	(6.1)	(5.5)	(11.9)
Other operating expense	(28.0)	(26.5)	(33.2)
Other income	0.1	—	83.3
Adjusted EBITDA	$116.7	$47.7	$202.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$339.3	$108.3	$381.4	$144.4

Additions:
Depreciation and amortization	26.1	26.0	51.2	52.0
Interest expense	35.1	22.0	56.4	41.4
Income tax provision	140.6	41.6	157.1	57.8
EBITDA	$541.1	$197.9	$646.1	$295.6

Adjustments to EBITDA:
Stock-based compensation expense	$7.4	$7.1	$14.4	$12.6
Legal reserve	3.2	—	3.2	—
Pre-opening expense	2.6	1.5	4.7	2.1
Other expenses, net	1.8	0.2	4.3	0.2
Asset impairments	—	11.2	4.9	11.2
Transaction expense, net	1.2	—	6.2	0.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.5	10.5	21.6	20.1
Changes in fair value of Rivers Des Plaines' interest rate swaps	(2.2)	(1.8)	(12.6)	(6.0)
Rivers Des Plaines' legal reserves and transaction costs	0.2	6.7	0.5	8.0
Other charges	—	—	1.0	—
Gain on Calder land sale	(274.6)	—	(274.6)	—
Total adjustments to EBITDA	(249.9)	35.4	(226.4)	48.3
Adjusted EBITDA	$291.2	$233.3	$419.7	$343.9

Adjusted EBITDA by segment:
Live and Historical Racing	$163.9	$98.4	$191.8	$116.7
TwinSpires	33.9	24.6	58.0	47.7
Gaming	106.8	119.8	197.9	202.2
Total segment Adjusted EBITDA	304.6	242.8	447.7	366.6
All Other	(13.4)	(9.5)	(28.0)	(22.7)
Total Adjusted EBITDA	$291.2	$233.3	$419.7	$343.9
The table below presents information about equity in income of unconsolidated affiliates included in our reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gaming	$40.5	$36.4	$73.0	$61.3

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	June 30, 2022	December 31, 2021
Total assets:
Live and Historical Racing	$810.8	$682.7
TwinSpires	296.1	289.6
Gaming	1,288.7	1,003.3
Total segment assets	2,395.6	1,975.6
All Other	2,224.0	1,006.0
Total assets	$4,619.6	$2,981.6
The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2022	2021
Capital expenditures, net:
Live and Historical Racing	$119.8	$16.9
TwinSpires	6.0	4.8
Gaming	40.4	6.5
Total segment capital expenditures	166.2	28.2
All Other	0.9	1.4
Total capital expenditures	$167.1	$29.6
19. SUBSEQUENT EVENT
As of the date of this filing, there were no subsequent events that may impact our disclosures in the Condensed Consolidated Financial Statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following:
•the receipt of regulatory approvals on terms desired or anticipated, unanticipated difficulties or expenditures relating to our proposed transactions, including, without limitation, difficulties that result in the failure to realize expected synergies, efficiencies and cost savings from the proposed transactions within the expected time period (if at all) and risks in connection with Internal Revenue Code §1031 exchanges, our ability to obtain financing on the anticipated terms and schedule, disruptions of our or Peninsula Pacific Entertainment LLC's ("P2E") current plans, operations and relationships with customers and suppliers caused by the announcement and pendency of the proposed transaction, our and P2E’s ability to consummate a sale-leaseback transaction with respect to the Hard Rock Sioux City on terms desired or anticipated;
•the impact of the novel coronavirus (COVID-19) pandemic, including the emergence of variant strains, and related economic matters on our results of operations, financial conditions and prospects;
•the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather;
•the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit, including the impact of inflation;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
27

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
28

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
The Company has obtained the acquisition of ownership interest approval for the Virginia properties from the Virginia Racing Commission. The P2E Transaction remains dependent on customary closing conditions, including the Company obtaining approvals from the New York State Gaming Commission and the Iowa Racing and Gaming Commission. The transaction is expected to close before the end of 2022.
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
April 2022 Financing Transactions
On April 13, 2022, the Company announced an amendment of its senior secured credit agreement (the “Fourth Amendment”) to extend the maturity date of its existing revolving credit facility to 2027 and to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion. The Fourth Amendment also provides for a senior secured delayed draw term loan A credit facility due 2027 in the amount of $800.0 million (the “Delayed Draw Term Loan A”). The interest rate applicable to borrowings on the Revolver and Delayed Draw Term Loan A will be SOFR-based plus a spread, determined by the Company's total net leverage ratio. The Company also closed into escrow an offering of $1.2 billion in aggregate principal amount of 5.75% senior notes due 2030.
Calder Land Sale
On June 17, 2022, the Company closed on the previously announced sale of 115.7 acres of excess land near Calder Casino for $291.0 million (or approximately $2.5 million per acre) to Link Logistics, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million, which was net of $12.0 million of transaction costs. The Company is planning on using certain proceeds of the sale to purchase property as part of the previously announced P2E Transaction and to invest in other replacement properties that qualify as Internal Revenue Code §1031 transactions.
The Company has retained ownership of approximately 54 acres of land on which the Company's wholly-owned Calder Casino sits. The Company may sell 15-20 acres of land in the future for retail development.
Chasers Poker Room Acquisition
On March 22, 2022, the Company entered into a definitive purchase agreement to acquire Chasers Poker Room ("Chasers") in Salem, New Hampshire. Chasers is a charitable gaming facility located approximately 30 miles from Boston, Massachusetts,

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
29

that offers poker and a variety of table games. Following the closing of the acquisition, the Company plans to develop an expanded charitable gaming facility in Salem to accommodate historical racing machines. The Company expects the total investment in Salem, inclusive of the Chasers purchase price to be approximately $150.0 million. The transaction is expected to close in the third quarter of 2022.
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
Asset Impairment
On February 24, 2022, the Company announced its plans to exit the direct online sports and casino business and pursue monetization of its online market access licenses. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets or property and equipment, were impaired (“Trigger Event”). Based on the Company’s evaluation, the Company concluded that a Trigger Event occurred related to certain TwinSpires assets. As a result, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the TwinSpires segment.
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
•Asset impairments;
•Gain on Calder land sale;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
30

As of December 31, 2021, Arlington ceased racing and simulcast operations given the pending sale of the property to the Chicago Bears. Arlington's operating loss in the current quarter and year is treated as an adjustment to EBITDA and is included in Other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Governmental Regulations and Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative actions should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, including Part I - Item 1, "Business" for a discussion of regulatory and legislative changes.
Specific State Gaming Regulations
Maine
The 2022 Maine Legislature passed a sports betting bill effective August 8, 2022 which allows Oxford Casino to offer sports betting at its facility. The four-year initial and annual renewal fee for a sports wagering license is $4,000 and the state tax on sports betting is 10% of gross sports wagering receipts.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net revenue	$582.5	$515.1	$67.4	$946.6	$839.4	$107.2
Operating income	199.7	135.4	64.3	247.1	182.1	65.0
Operating income margin	34%	26%		26%	22%
Net income	339.3	108.3	231.0	381.4	144.4	237.0
Adjusted EBITDA	291.2	233.3	57.9	419.7	343.9	75.8
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
•Net revenue increased $67.4 million due to a $85.0 million increase from Live and Historical Racing primarily driven by Churchill Downs Racetrack running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021. Partially offsetting this increase was a $11.9 million decrease in All Other primarily driven by the cessation of racing and simulcast operations at Arlington at the end of 2021, a $4.0 million decrease from TwinSpires driven by the decision to exit the direct online sports and casino business in the first quarter of 2022 and from horse racing as a higher portion of our patrons returned to wagering at brick-and-mortar facilities in the current quarter instead of wagering online, and a $1.7 million decrease in Gaming revenue primarily driven by the current economic conditions and competitive pressures in Mississippi and Louisiana and a mask mandate at our Harlow's property in Mississippi that was discontinued in early June 2022.
•Operating income increased $64.3 million due to a $63.9 million increase from Live and Historical Racing primarily due to an increase in net revenue, a $7.9 million increase from TwinSpires primarily due to decreased online marketing and promotions expense, and a $11.2 million decrease in asset impairment expense related to the 2021 revised capital plans associated with the Churchill Downs Racetrack first turn project. Partially offsetting these increases are a $9.5 million decrease in Gaming primarily driven by decline in net revenue and an increase in marketing and salaries expense, a $3.0 million decrease in All Other as a result of Arlington not conducting live racing and ceasing simulcasting at the end of 2021, and a $6.2 million increase in Corporate expenses and transaction and legal costs.
•Net income increased $231.0 million. The following items impacted comparability of the Company's second quarter of 2022 net income compared to the prior year's second quarter: a $193.6 million after tax gain on the sale of Calder land,

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
31

an $8.1 million after-tax charge related to the 2021 asset impairment at Churchill Downs Racetrack that did not recur in 2022, a $4.7 million after tax decrease in Rivers Des Plaines' legal reserves and transaction costs, and a $0.3 million after tax benefit related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps. Offsetting these increases in net income were a $2.8 million after-tax increase in expenses related to transaction, pre-opening and other expenses, net, and a $2.3 million after-tax increase in legal reserves. Excluding these items, net income increased $29.4 million primarily due to a $38.6 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $9.2 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $57.9 million driven by a $65.5 million increase from Live and Historical Racing primarily due to Churchill Downs Racetrack running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021 and a $9.3 million increase from TwinSpires primarily due from Sports and Casino business decreased marketing and promotions expense. Partially offsetting these increases was a $13.0 million decrease from Gaming primarily due to the current economic conditions and increased marketing and salaries expense and a $3.9 million decrease from All Other driven by Arlington not conducting live racing in the second quarter of 2022 and an increase in Corporate expenses.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
•Net revenue increased $107.2 million due to a $107.8 million increase from Live and Historical Racing driven by Churchill Downs Racetrack running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021 and a $23.6 million increase from Gaming primarily due to increases at Oxford, Calder, and Presque Isle as a result of capacity restrictions during the first half of 2021. Partially offsetting this increase was a $17.0 million decrease in All Other primarily driven by the cessation of racing and simulcast operations at Arlington at the end of 2021 and a $7.2 million decrease from TwinSpires driven by the decision to exit the direct online sports and casino business in the first quarter of 2022 and from horse racing as a higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online in the current year.
•Operating income increased $65.0 million due to a $73.7 million increase from Live and Historical Racing driven by the increase in net revenue, a $7.3 million increase from TwinSpires primarily due to decreased online marketing and promotions expense, and a net reduction in asset impairments of $6.3 million as non-cash impairment charges recorded in 2021 for certain first turn assets at Churchill Downs Racetrack were greater than the non-cash impairment charge recorded in the first quarter of 2022 as a result of our announcement to exit the direct online sports and casino business. Offsetting these increases was a $6.1 million increase in transaction expense related to the P2E Transaction, a $3.1 million decrease in Gaming primarily driven by decline in net revenue attributable to current economic conditions and an increase in marketing and salaries expense, a $2.4 million decrease in All Other driven by Arlington not conducting live racing in the second quarter of 2022, and a $10.7 million increase in selling, general and administrative expenses due to an increase in employee benefits as well as an increase in legal fees and reserves.
•Net income increased $237.0 million. The following items impacted comparability of the Company's net income from continuing operations during the six months ended June 30, 2022 compared to the prior year period: a $193.6 million after tax gain on the sale of Calder assets, a net reduction in after tax impairment charges of $4.5 million as impairment charges recorded in 2021 for certain first turn assets at Churchill Downs Racetrack were greater than the impairment charge recorded in the first quarter of 2022 as a result of our announcement to exit the direct online sports and casino business, a $5.4 million after tax decrease in expense relate to Rivers Des Plaines' legal reserves and transaction costs, and a $4.7 million after tax benefit related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps. Offsetting these increases in net income were a $9.1 million after-tax increase in expenses related to transaction, pre-opening and other expenses, net, a $2.3 million after-tax increase in legal reserves, and $0.7 million of other charges. Excluding these items, net income increased $40.9 million primarily due to a $51.6 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $10.7 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $75.8 million driven by a $75.1 million increase from Live and Historical Racing primarily due to Churchill Downs Racetrack running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021 and a $10.3 million increase from TwinSpires primarily due from Sports and Casino business decreased online marketing and promotions expense. Partially offsetting these increases was a $5.3 million decrease from All Other driven by Arlington not conducting live racing or simulcast operations during 2022 and an increase in Corporate expenses and a $4.3 million decrease in Gaming primarily driven by increases in marketing and salaries expense.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
32

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Live and Historical Racing:
Churchill Downs Racetrack	$188.9	$119.6	$69.3	$191.4	122.2	$69.2
Derby City Gaming	44.2	39.9	4.3	87.0	72.8	14.2
Oak Grove	34.1	25.6	8.5	64.5	45.0	19.5
Newport	7.4	4.5	2.9	13.7	8.9	4.8
Turfway Park	1.3	0.9	0.4	6.5	6.3	0.2
Total Live and Historical Racing	275.9	190.5	85.4	363.1	255.2	107.9
TwinSpires:
Horse Racing	132.3	134.2	(1.9)	223.4	232.2	(8.8)
Sports and Casino	6.2	8.4	(2.2)	16.5	15.4	1.1
Total TwinSpires	138.5	142.6	(4.1)	239.9	247.6	(7.7)
Gaming:
Fair Grounds and VSI	37.2	35.1	2.1	80.6	75.4	5.2
Presque Isle	30.4	30.5	(0.1)	57.6	54.3	3.3
Calder	28.0	27.4	0.6	55.0	48.3	6.7
Ocean Downs	27.4	27.0	0.4	48.7	47.0	1.7
Oxford	29.4	24.6	4.8	56.2	40.3	15.9
Riverwalk	14.0	18.4	(4.4)	28.4	32.8	(4.4)
Harlow's	12.0	16.6	(4.6)	25.1	30.6	(5.5)
Lady Luck Nemacolin	6.1	6.4	(0.3)	12.1	11.3	0.8
Total Gaming	184.5	186.0	(1.5)	363.7	340.0	23.7
All Other	0.5	14.8	(14.3)	1.0	22.0	(21.0)
Eliminations	(16.9)	(18.8)	1.9	(21.1)	(25.4)	4.3
Net Revenue	$582.5	$515.1	$67.4	$946.6	$839.4	$107.2
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
•Live and Historical Racing revenue increased $85.4 million primarily due to an $69.3 million increase at Churchill Downs Racetrack due to the running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021, an $8.5 million increase from Oak Grove, a $4.3 million increase at Derby City Gaming, a $2.9 million increase from Newport and a $0.4 million increase at Turfway Park. The HRM properties benefited from the elimination of the capacity restrictions that were in place during the second quarter of 2021 and overall continued growth in the businesses.
•TwinSpires revenue decreased $4.1 million from the prior year quarter due to a decrease of $2.2 million from Sports and Casino and a $1.9 million decrease from Horse Racing. The decrease in Sports and Casino was driven by the decision to exit the direct online sports and casino business in the first quarter of 2022. Horse Racing net revenue decreased as a higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online in the current quarter compared to the prior year quarter.
•Gaming revenue decreased $1.5 million primarily due to a decrease of $4.6 million at Harlow's and a $4.4 million decrease at Riverwalk as a result of current economic conditions, competitive pressures, and a mask mandate at Harlow's that was discontinued in early June 2022. These decreases were partially offset by a $4.8 million increase at Oxford due to certain restrictions during the prior year quarter, a $2.1 million increase at Fair Grounds from the 2022 Jazz Festival that more than offset the decline in Fair Grounds Slots revenue due to current economic conditions and the ongoing closure of our Houma OTB, and a $0.6 million net increase in all other properties.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
33

•All Other revenue decreased $14.3 million primarily as a result of Arlington ceasing racing and simulcast operations at the end of 2021.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
•Live and Historical Racing revenue increased $107.9 million primarily due to a $69.2 million increase at Churchill Downs Racetrack primarily due to the running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021, a $19.5 million increase at Oak Grove, a $14.2 million increase from Derby City Gaming, a $4.8 million increase from Newport, and a $0.2 million increase from Turfway Park. The increase at our HRM properties reflected the benefit of the elimination of the operating restrictions that were in place during the first half of 2021 and overall continued growth in the businesses.
•TwinSpires revenue decreased $7.7 million from the prior year quarter primarily due to a $8.8 million decrease from Horse Racing that was partially offset by a $1.1 million increase from Sports and Casino. Horse Racing net revenue decreased as a higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online in the current year compared to the prior year. Sports and Casino net revenue increased as a result of higher hold rates.
•Gaming revenue increased $23.7 million primarily due to increases at Oxford, Calder, and Presque Isle as a result of certain capacity restrictions during the first half of the prior year and at Fair Grounds as a result of the 2022 Jazz Festival that was not held in the prior year due to COVID-19. These increases were offset by decreases primarily at Harlow's and Riverwalk driven by the current economic conditions, competitive pressures, and a mask mandate at Harlow's that was discontinued in early June 2022.
•All Other revenue decreased $21.0 million primarily as a result of Arlington ceasing racing and simulcast operations at the end of 2021.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Taxes and purses	$135.0	$132.9	$2.1	$236.6	$221.8	$14.8
Content expense	55.0	54.1	0.9	96.3	97.2	(0.9)
Salaries and benefits	49.9	45.2	4.7	92.2	82.4	9.8
Selling, general and administrative expense	38.4	33.4	5.0	74.3	63.6	10.7
Depreciation and amortization	26.1	26.0	0.1	51.2	52.0	(0.8)
Marketing and advertising	15.3	24.1	(8.8)	26.8	36.2	(9.4)
Transaction expense, net	1.2	—	1.2	6.2	0.1	6.1
Asset impairments	—	11.2	(11.2)	4.9	11.2	(6.3)
Other operating expense	61.9	52.8	9.1	111.0	92.8	18.2
Total expense	$382.8	$379.7	$3.1	$699.5	$657.3	$42.2
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $2.1 million primarily driven by the increase in net revenue at our HRM properties.
•Content expense increased $0.9 million primarily due to an increase in online simulcast host fees in the TwinSpires Horse Racing business.
•Salaries and benefits expense increased $4.7 million driven primarily by the running of the Kentucky Derby in 2022 at full capacity and the capacity restrictions at our gaming properties in the prior year quarter.
•Selling, general and administrative expense increased $5.0 million driven primarily from an increase in employee benefits as well as an increase in legal fees and reserves.
•Marketing and advertising expense decreased $8.8 million primarily due to decreased online marketing by our TwinSpires Sports and Casino business due to the decision to exit the direct online sports and casino business. This

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
34

decrease was partially offset by increased marketing spend at the properties in our Live and Historical racing segment.
•Transaction expense, net increased $1.2 million primarily due to increased legal and professional expenses related to the P2E Transaction.
•Asset impairments decreased $11.2 million due to a 2021 non-cash impairment charge related to a change in the Company's planned usage of certain first turn assets at Churchill Downs Racetrack.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $9.1 million primarily driven by the running of the Kentucky Derby at full capacity in 2022, costs associated with the 2022 Jazz Festival held at Fair Grounds, and increases in food and beverage costs.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $14.8 million primarily driven by the increase in net revenue by our wholly-owned gaming and HRM properties.
•Content expense decreased $0.9 million primarily due to a decrease in online simulcast host fees in the TwinSpires Horse Racing business.
•Salaries and benefits expense increased $9.8 million driven by the running of the Kentucky Derby at full capacity in 2022 and the capacity restrictions at our gaming properties in the prior year.
•Selling, general and administrative expense increased $10.7 million driven primarily from an increase in employee benefits as well as an increase in legal fees and reserves.
•Depreciation and amortization decreased $0.8 million primarily driven by the assets held for sale at Arlington.
•Marketing and advertising expense decreased $9.4 million primarily due to decreased online marketing by our TwinSpires Sports and Casino business due to the decision to exit the direct online sports and casino business. This decrease was partially offset by increased marketing spend at our Gaming and Live and Historical racing properties.
•Transaction expense, net increased $6.1 million primarily due to increased legal and professional expenses related to the P2E Transaction.
•Asset impairments decreased $6.3 million due to $11.2 million non-cash impairment charge related to a change in the Company's planned usage of certain first turn assets at Churchill Downs Racetrack recognized during the second quarter of 2021 that did not recur. This charge was partially offset by a non-cash impairment charge of $4.9 million related to the Company's plan to exit the direct online sports and casino business that was recorded in the first quarter of 2022.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $18.2 million primarily driven by increases in property insurance, food and beverage costs, the running of the Kentucky Derby at full capacity in 2022, and the 2022 Jazz Festival held at Fair Grounds.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Live and Historical Racing	$163.9	$98.4	$65.5	$191.8	$116.7	$75.1
TwinSpires	33.9	24.6	9.3	58.0	47.7	10.3
Gaming	106.8	119.8	(13.0)	197.9	202.2	(4.3)
Total Segment Adjusted EBITDA	304.6	242.8	61.8	447.7	366.6	81.1
All Other	(13.4)	(9.5)	(3.9)	(28.0)	(22.7)	(5.3)
Total Adjusted EBITDA	$291.2	$233.3	$57.9	$419.7	$343.9	$75.8
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
•Live and Historical Racing Adjusted EBITDA increased $65.5 million due to a $58.5 million increase at Churchill Downs Racetrack driven by the running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021, a $4.0 million increase at Oak Grove, a $1.7 million increase at Derby City Gaming, and a $1.3 million increase at Newport driven by increases in net revenue.
•TwinSpires Adjusted EBITDA increased $9.3 million primarily due to a $10.8 million increase from our Sports and Casino business due to decreased online marketing and promotional activities. This increase was offset by a $1.2 million decrease from Horse Racing due to a reduction in net revenue and a $0.3 million decrease from United Tote.
•Gaming Adjusted EBITDA decreased $13.0 million driven by a $10.2 million decrease at our wholly-owned Gaming properties and a $2.8 million decrease from our equity investments. The decreases at our wholly-owned Gaming properties are the result of decreased revenue and increases in marketing and salaries expense. The decrease in our equity investments is also driven by increased marketing and salaries expense.
•All Other Adjusted EBITDA decreased $3.9 million driven primarily by a $3.1 million decrease as a result of Arlington not conducting live racing in the second quarter of 2022 as we ceased racing and simulcast operations at the end of 2021. We are excluding Arlington's operating results from Adjusted EBITDA in 2022 pending the sale of the property to the Chicago Bears. Corporate expense increased $0.8 million as a result of increased legal fees and charitable donations.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
•Live and Historical Racing Adjusted EBITDA increased $75.1 million due to a $57.3 million increase at Churchill Down Racetrack driven by running the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021, a $9.3 million increase at Oak Grove, a $6.9 increase at Derby City Gaming, and a $2.1 million increase at Newport driven by increases in net revenue. These were partially offset by a decrease at Turfway of $0.5 million.
•TwinSpires Adjusted EBITDA increased $10.3 million primarily due to a $14.5 million increase from our Sports and Casino business due to decreased marketing and promotional activities and a $0.4 million increase at United Tote. Partially offsetting these increases was a decrease from Horse Racing of $4.6 million due to the reduction in net revenue.
•Gaming Adjusted EBITDA decreased $4.3 million driven by a $4.5 million decrease at our wholly-owned Gaming properties that was partially offset by a $0.2 million increase from our equity investments. The decreases at our wholly owned Gaming properties are primarily driven by increases in marketing and salaries expense. The increase in our equity investments is driven by capacity restrictions the prior year that are no longer in place.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
36

•All Other Adjusted EBITDA decreased $5.3 million driven by a $3.4 million increase in Corporate expenses, primarily legal fees and charitable donations and a $1.9 million decrease from Arlington as we ceased racing and simulcast operations at the end of 2021. We are excluding Arlington's operating results from Adjusted EBITDA in 2022 pending the sale of the property to the Chicago Bears.
Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net income and comprehensive income	$339.3	$108.3	$231.0	$381.4	$144.4	$237.0

Additions:
Depreciation and amortization	26.1	26.0	0.1	51.2	52.0	(0.8)
Interest expense	35.1	22.0	13.1	56.4	41.4	15.0
Income tax provision	140.6	41.6	99.0	157.1	57.8	99.3
EBITDA	$541.1	$197.9	$343.2	$646.1	$295.6	$350.5

Adjustments to EBITDA:
Stock-based compensation expense	$7.4	$7.1	$0.3	$14.4	$12.6	$1.8
Legal reserves	3.2	—	3.2	3.2	—	3.2
Pre-opening expense	2.6	1.5	1.1	4.7	2.1	2.6
Other expense, net	1.8	0.2	1.6	4.3	0.2	4.1
Asset impairments	—	11.2	(11.2)	4.9	11.2	(6.3)
Transaction expense, net	1.2	—	1.2	6.2	0.1	6.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.5	10.5	—	21.6	20.1	1.5
Changes in fair value of Rivers Des Plaines' interest rate swaps	(2.2)	(1.8)	(0.4)	(12.6)	(6.0)	(6.6)
Rivers Des Plaines' legal reserves and transactions costs	0.2	6.7	(6.5)	0.5	8.0	(7.5)
Other charges	—	—	—	1.0	—	1.0
Gain on Calder land sale	(274.6)	—	(274.6)	(274.6)	—	(274.6)
Total adjustments to EBITDA	(249.9)	35.4	(285.3)	(226.4)	48.3	(274.7)
Adjusted EBITDA	$291.2	$233.3	$57.9	$419.7	$343.9	$75.8
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	June 30, 2022	December 31, 2021	Change
Total assets	$4,619.6	$2,981.6	$1,638.0
Total liabilities	$4,016.7	$2,674.8	$1,341.9
Total shareholders' equity	$602.9	$306.8	$296.1
Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $1,638.0 million driven by a $1,525.0 million increase in restricted cash driven by cash proceeds received for the closing of the 2030 Senior Notes into escrow and the Calder land sale, $135.2 million increase in property and equipment driven by capital expenditures at Churchill Downs Racetrack, Turfway Park, and Derby City Gaming, a $23.2 million increase in accounts receivable driven by simulcast and other pari-mutuel wagering activity, and a $20.6 million increase in all other assets. Partially offsetting these increases was a $66.0 million decrease in income tax receivable driven primarily by the current year income tax provision and a refund received from the IRS.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
37

•Total liabilities increased $1,341.9 million primarily driven by a $1,196.1 million increase in notes payable, net of debt issuance costs, related to the closing of the 2030 Senior Notes into escrow, an $86.7 million increase in income tax payable primarily driven by the tax gain on the Calder land sale, a $57.5 million increase in accounts payable primarily due to timing of racing related payments, a $20.4 million increase in deferred income tax due to our current year income tax provision, an $18.4 million increase in advance deposit wagering accounts, a $14.9 million increase in accrued interest due to higher outstanding debt balances and a $10.3 million increase in purses payable due to our spring and summer race meets. Partially offsetting these increases was a $35.6 million decrease in current deferred revenue related to recognition of advanced sales for the 2022 Kentucky Derby, a $26.1 million decrease in dividends payable due to the payment of our annual dividends, and a $0.7 decrease in all other liabilities.
•Total shareholders’ equity increased $296.1 million driven by a $381.4 million increase from current year net income and $14.4 million from stock-based compensation. Partially offsetting this increase were $86.5 million in repurchases of common stock and $13.2 million in taxes paid related to net share settlement of stock awards.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,
Cash flows from:	2022	2021	Change
Operating activities	$380.8	$334.3	$46.5
Investing activities	$104.6	$(30.5)	$135.1
Financing activities	$1,058.5	$110.6	$947.9
Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021
•Cash flows from operating activities increased $46.5 million driven by a $65.0 million increase in operating income, a $30.4 million increase in distributions from unconsolidated affiliates, and a $32.9 million tax refund related to the 2020 tax return loss. Partially offsetting these increases was a $25.3 million decrease in deferred revenue primarily due to the recognition of advanced sales for the 2022 Kentucky Derby and a $56.5 million decrease in all other operating activities. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash used in investing activities increased $135.1 million driven by the $279.0 million increase from proceeds from the Calder land sale. This increase was offset by a $128.2 million increase in capital project expenditures primarily at Churchill Downs Racetrack and Turfway Park, a $9.3 million increase in capital maintenance expenditures and a $6.4 million increase from all other investing activities.
•Cash provided by financing activities increased $947.9 million primarily driven by a $843.1 million increase in net borrowings from long-term debt and a $109.4 million decrease in common stock repurchases. Partially offsetting this increase was a $4.6 million decrease from all other financing activities.
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
We have announced several project capital investments during the past year, including the following: Churchill Downs Racetrack Homestretch Club and the Turn I Experience, Derby City Gaming Expansion and Hotel, Derby City Gaming Downtown, Turfway Park HRM Facility and Grandstand, the Queen of Terre Haute Casino Resort, and Louisiana HRMs. We currently estimate that we will spend between $300.0 million and $350.0 million for project capital in 2022, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (“2021 Stock Repurchase Program”). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. Repurchases may be made at

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
38

management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We have approximately $359.1 million of repurchase authority remaining under the 2021 Stock Repurchase Program at June 30, 2022, based on trade date.
Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	June 30, 2022	December 31, 2021	Change
Revolver	$—	$—	$—
Delayed Draw Term Loan A due 2027	—	—	—
Term Loan B due 2024	382.0	384.0	(2.0)
Term Loan B-1 due 2028	296.3	297.8	(1.5)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	—	1,200.0
Total debt	3,178.3	1,981.8	1,196.5
Current maturities of long-term debt	7.0	7.0	—
Total debt, net of current maturities	3,171.3	1,974.8	1,196.5
Issuance costs, net of premiums and discounts	(17.0)	(13.8)	(3.2)
Net debt	$3,154.3	$1,961.0	$1,193.3
Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provided for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million senior secured Term Loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver was a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million. The Credit Agreement is collateralized by substantially all of the wholly-owned assets of the Company.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
39

On April 13, 2022, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment") to extend the maturity date of its existing revolving credit facility to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The Fourth Amendment also provides for a senior secured Delayed Draw Term Loan A credit facility due April 13, 2027 in the amount of $800.0 million which is part of the financing for the proposed acquisition by the Company of P2E. The Company capitalized $2.8 million of debt issuance costs associated with the Revolver commitment increase and $5.7 million of debt issuance costs associated with the Delayed Draw Term Loan A which are being amortized as interest expense over the 5-year term.
The Revolver and Delayed Draw Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2022, that applicable margin was 137.5 basis points which was based on the pricing grid in the Fourth Amendment to the Credit Agreement. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
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

	Actual	Requirement
Interest coverage ratio	7.75 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	.35 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on June 30, 2022.

In relation to the Revolver, the Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended June 30, 2022, the Company's commitment fee rate for the Revolver was 0.20%. Once drawn, the Delayed Draw Term Loan A requires quarterly payments of 1.25% of the original $800.0 million balance, or $10.0 million per quarter. The Company is required to pay an unused commitment fee for the period from and including the date that is sixty days after the Fourth Amendment up to the date funds are drawn. That fee is determined by a pricing grid based on the Company’s consolidated total net leverage ratio. For the period ended June 30, 2022, the Company's commitment fee rate for the Delayed Draw Term Loan A was 0.20%. The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
40

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
2030 Senior Notes
On April 13, 2022, CDI Escrow Issuer, Inc. (the "Escrow Issuer"), a wholly owned subsidiary of the Company, completed an offering of $1.2 billion in aggregate principal amount of 5.750% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the Notes is part of the financing for the P2E acquisition. The proceeds of the offering were placed in escrow pending satisfaction of certain conditions, including, without limitation, the consummation of the P2E acquisition. In connection with the offering, we capitalized $4.7 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes. Upon completion of this offering, the aggregate principal amount outstanding in escrow of the 2030 Notes is $1.2 billion. The cash held in escrow is invested in money market accounts and included in restricted cash in the Condensed Consolidated Balance Sheet.
The 2030 Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 13, 2022, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2022. The 2030 Senior Notes will vote as one class under the indenture governing the 2030 Senior Notes.
The Escrow Issuer may redeem some or all of the 2030 Notes at any time prior to April 1, 2025, at redemption prices set forth in the 2030 Offering Memorandum.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
41

In connection with the issuance of the 2030 Notes, the Escrow Issuer and the 2030 Guarantors entered into a Registration Rights Agreement to register any 2030 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from April 13, 2022.
Contractual Obligations
Our commitments to make future payments as of June 30, 2022, are estimated as follows:

(in millions)	2022	2023-2024	2025-2026	Thereafter	Total
Term Loan A	$10.0	$80.0	$80.0	$630.0	$800.0
Interest on Term Loan A	7.5	56.3	50.2	6.6	120.6
Term Loan B	2.0	380.0	—	—	382.0
Interest on Term Loan B(1)	7.2	27.9	—	—	35.1
Term Loan B-1	1.5	6.0	6.0	282.8	296.3
Interest on Term Loan B-1(1)	5.5	21.8	21.3	12.7	61.3
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	700.0	700.0
2030 Senior Notes	—	—	—	1,200.0	1,200.0
Interest on 2027 Senior Notes	16.6	66.0	66.0	16.5	165.1
Interest on 2028 Senior Notes	16.6	66.5	66.5	49.9	199.5
Interest on 2030 Senior Notes	32.2	138.0	138.0	244.0	552.2
Operating and Finance Leases	3.5	12.9	11.6	16.0	44.0
Minimum Guarantees(2)	4.9	4.6	3.6	4.7	17.8
Total	$107.5	$860.0	$443.2	$3,763.2	$5,173.9
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 3.67% which was the rate in place as of June 30, 2022.
(2) Includes the maximum estimated exposure where we are contractually obligated to make future minimum payments.
As of June 30, 2022, we had approximately $7.7 million of tax liabilities related to unrecognized tax benefits.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On June 30, 2022, we had $678.3 million outstanding under our Credit Agreement related to Term Loans B/B-1, which bear interest at LIBOR based variable rates. On June 30, 2022, we had $800.0 million committed under our Credit Agreement related to our Delayed Draw Term Loan A. The Term Loan A will bear interest at SOFR plus 10 basis points plus an applicable margin based on the Company's net leverage ratio once it is drawn. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the Term Loans B/B-1 debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $4.8 million. LIBOR is anticipated to be phased out by the end of 2023. Assuming the Company was fully drawn on the Delayed Draw Term Loan A as of June 30, 2022, a one-

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
42

percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $5.7 million. The Fourth Amendment to the Credit Agreement establishes SOFR as an alternative rate (other than for the Term Loans B/B1, for which a general process for establishing an alternative reference rate is provided). The impact of the use of alternative reference rates is not expected to have a material impact on our exposure to interest rate risk at this time.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
Lassiter v. Kentucky Downs, LLC, et al.
On December 18, 2020, Robert and Patricia Lassiter filed a complaint against Kentucky Downs, LLC, Keeneland Association, Inc., Turfway Park, LLC, Players Bluegrass Downs, LLC, Appalachian Racing, LLC, Ellis Park Race Course, Inc., The Lexington Trots Breeders Association, Inc., and Churchill Downs Incorporated (“Defendants”). Plaintiffs allege that Defendants’ HRMs constitute illegal gambling and assert that they can recover for their losses and the losses of all patrons at those facilities with HRMs over a five-year period under Kentucky Revised Statutes 372.010. The Company filed a motion to dismiss on March 31, 2021. On August 30, 2021, plaintiffs filed a Chapter 13 Bankruptcy Petition with the Western District of Kentucky, and filed a notice of automatic stay in the matter pending against the Company. The Company’s motion to dismiss was remanded because of the automatic stay, which has ended. On February 9, 2022, the Company filed a motion for oral argument on the motions to dismiss. The court granted that motion and oral argument was scheduled for May 11, 2022. However, on May 9, 2022, the parties filed a joint stipulation of dismissal with prejudice.
Louisiana Horsemen's Purses Class Action Suit
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans Civil District Court, State of Louisiana (the "District Court"). The petition defined the "alleged plaintiff class" as quarter horse owners, trainers and jockeys that have won purses at the "Fair Grounds Race Course & Slots" facility in New Orleans, Louisiana ("Fair Grounds") since the first effective date of La. R.S. 27:438 and specifically since 2008. The petition alleged that Churchill Downs Louisiana Horseracing, LLC and Churchill Downs Louisiana Video Poker Company, LLC (collectively, the "Fair Grounds Defendants") have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets. La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets. The petition requested that the District Court declare that Fair Grounds Defendants violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds Defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. The Louisiana Fourth Circuit Court of Appeals reversed the Louisiana Racing Commission's previous ruling that the plaintiffs did not have standing and remanded the matter to the Louisiana Racing Commission for further proceedings on June 13, 2018.
The Company established an accrual for an immaterial amount in the third quarter of 2019. The parties submitted a settlement agreement to the District Court on February 14, 2020, following the Louisiana Racing Commission’s approval to transfer the matter to the District Court for approval and administration of the settlement agreement on February 12, 2020. At a hearing on February 18, 2020, the District Court granted preliminary approval of the settlement agreement and set certain deadlines relating to actions to be taken by class members. The settlement agreement requires, among other items, the Fair Grounds Defendants to (i) pay a certain out-of-pocket amount that is within the amount for which we established an accrual in the third quarter of 2019, and (ii) support legislation that allocates a specified amount of video poker purse funds to quarter horse purses for races at Fair Grounds with maximum annual payout caps that are not deemed material. On June 13, 2020, the legislation addressed in the settlement agreement was passed by the legislature and signed into law by the Governor of Louisiana. The settlement includes a release of claims against the Fair Grounds Defendants in connection with the proceeding, although individual plaintiffs may opt-out. Objecting plaintiffs have filed a notice of appeal of the February 2020 Order appointing class counsel and certifying a class for settlement purposes. On January 28, 2021, the District Court issued a Final Order and Judgement approving the settlement. The objectors filed a notice of appeal of the January 28, 2021 Final Order and Judgment. That appeal has been consolidated with the earlier-filed appeal of the February 2020 Order appointing class counsel and certifying a class for settlement purposes. On December 22, 2021, the Fourth Circuit Court of Appeal entered an order affirming the orders of the District Court and approving the settlement. On January 7, 2022, the Fourth Circuit Court of Appeal denied the objectors’ motion for remand and application for rehearing. On February 6, 2022, the objectors filed a writ of certiorari with the Louisiana Supreme Court, which was denied on April 12, 2022. The deadline for the objectors to take further action expired on July 12, 2022 which is the final settlement date.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
44

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
On May 2, 2022, the Company filed a motion to dismiss plaintiffs’ complaint. As of June 6, 2022, the motion was fully briefed. The Company, Mr. Carstanjen, and Mr. Rankin intend to defend this matter vigorously and believe that there are meritorious legal and factual defenses against plaintiffs' allegations and requests for relief.
ITEM 1A.    RISK FACTORS
The following description includes an addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We face risks in connection with Internal Revenue Code Section 1031 exchanges.
The cash proceeds from the sale of the Calder land on June 17, 2022 were $279.0 million. The Company is planning on using the proceeds of the sale to purchase property as part of the previously announced P2E acquisition and to invest in other replacement properties that qualify as Internal Revenue Code Section 1031 transactions (“1031 Exchange”). The Company plans to execute both a forward like-kind exchange transaction, in which the proceeds from the Calder land sale are reinvested by acquiring similar property; and two reverse transactions, in which property was acquired prior to the sale of the Calder land. If we are unable to complete a qualifying purchase of like-kind assets within the timeframe established by the Internal Revenue Code, then we would not be able to defer the related capital gain for federal income tax purposes. In such case, our current taxable income would increase. Also, because the proceeds are currently being held by a qualified intermediary, we do not have immediate access to the cash proceeds until the qualifying purchase of like-kind assets is completed.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
45

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 2022	40,107	$208.05	40,048	$412.3
May 2022	194,891	188.54	194,848	375.6
June 2022	86,706	190.03	86,658	359.1
Total	321,704	$191.37	321,554
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
46

ITEM 6.    EXHIBITS

Number	Description

4.1	Indenture, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and U.S. Bank National Association as trustee	Exhibit 4.1 to Current Report on Form 8-K filed April 14, 2022

4.2	Registration Rights Agreement, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed April 14, 2022

10.1
Fourth Amendment to Credit Agreement, dated April 13, 2022, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JP Morgan Chase Bank N.A., as agent
Exhibit 10.01 to Current Report on Form 8-K filed April 14, 2022

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

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 27, 2022	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 27, 2022	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
48