Form 10-Q
period 2022-09-30
Churchill Downs Inc
filed 2022-10-26
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 12, 2022 was 37,403,269 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2022	2021	2022	2021
Net revenue:
Live and Historical Racing	$92.3	$79.7	$439.2	$318.8
TwinSpires	106.2	107.5	343.3	351.8
Gaming	183.4	185.3	545.0	523.3
All Other	1.2	20.5	2.2	38.5
Total net revenue	383.1	393.0	1,329.7	1,232.4
Operating expense:
Live and Historical Racing	80.1	62.3	269.2	217.3
TwinSpires	64.5	83.0	229.6	262.6
Gaming	133.0	127.7	387.0	355.0
All Other	2.9	14.3	8.8	34.8
Selling, general and administrative expense	38.4	36.1	112.7	99.7
Asset impairments	—	—	4.9	11.2
Transaction expense, net	1.2	2.0	7.4	2.1
Total operating expense	320.1	325.4	1,019.6	982.7
Operating income	63.0	67.6	310.1	249.7
Other income (expense):
Interest expense, net	(36.2)	(21.7)	(92.6)	(63.1)
Equity in income of unconsolidated affiliates	42.4	41.7	115.4	103.0
Gain on Calder land sale	—	—	274.6	—
Miscellaneous, net	4.2	0.1	4.4	0.3
Total other income	10.4	20.1	301.8	40.2
Income from operations before provision for income taxes	73.4	87.7	611.9	289.9
Income tax provision	(16.4)	(26.3)	(173.5)	(84.1)
Net income	$57.0	$61.4	$438.4	$205.8

Net income per common share data:
Basic net income	$1.51	$1.59	$11.52	$5.31

Diluted net income	$1.49	$1.57	$11.36	$5.23

Weighted average shares outstanding:
Basic	37.8	38.6	38.1	38.7
Diluted	38.4	39.2	38.6	39.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$110.6	$291.3
Restricted cash	1,582.6	64.3
Accounts receivable, net	69.4	42.3
Income taxes receivable	—	66.0
Other current assets	43.7	37.6
Total current assets	1,806.3	501.5
Property and equipment, net	1,240.9	994.9
Investment in and advances to unconsolidated affiliates	661.0	663.6
Goodwill	375.7	366.8
Other intangible assets, net	485.0	348.1
Other assets	23.2	18.9
Long-term assets held for sale	82.0	87.8
Total assets	$4,674.1	$2,981.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$109.1	$81.6
Accrued expenses and other current liabilities	300.2	231.7
Income taxes payable	60.9	0.9
Current deferred revenue	14.5	47.7
Current maturities of long-term debt	7.0	7.0
Dividends payable	—	26.1
Total current liabilities	491.7	395.0
Long-term debt, net of current maturities and loan origination fees	684.4	668.6
Notes payable, net of debt issuance costs	2,489.4	1,292.4
Non-current deferred revenue	11.9	13.3
Deferred income taxes	279.6	252.9
Other liabilities	104.4	52.6
Total liabilities	4,061.4	2,674.8
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	613.6	307.7
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	612.7	306.8
Total liabilities and shareholders' equity	$4,674.1	$2,981.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2021	38.1	$—	$307.7	$(0.9)	$306.8
Net income			42.1		42.1
Issuance of common stock	0.1				—
Repurchase of common stock	(0.1)	(7.0)	(18.0)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)		(13.1)		(13.1)
Stock-based compensation		7.0			7.0
Balance, March 31, 2022	38.0	—	318.7	(0.9)	317.8
Net income			339.3		339.3
Repurchase of common stock	(0.3)	(7.4)	(54.1)		(61.5)
Taxes paid related to net share settlement of stock awards	—		(0.1)		(0.1)
Stock-based compensation		7.4			7.4
Balance, June 30, 2022	37.7	—	603.8	(0.9)	602.9
Net income			57.0		57.0
Issuance of common stock	—	2.7			2.7
Repurchase of common stock	(0.3)	(11.8)	(47.2)		(59.0)
Stock-based compensation		9.1			9.1
Balance, September 30, 2022	37.4	$—	$613.6	$(0.9)	$612.7

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2020	39.5	$18.2	$349.8	$(0.9)	$367.1
Net income			36.1		36.1
Issuance of common stock	0.1				—
Repurchase of common stock	(1.0)	(22.0)	(171.9)		(193.9)
Taxes paid related to net share settlement of stock awards	(0.1)		(12.6)		(12.6)
Stock-based compensation		5.5			5.5
Balance, March 31, 2021	38.5	1.7	201.4	(0.9)	202.2
Net income			108.3		108.3
Stock-based compensation		7.1			7.1
Other			(0.2)		(0.2)
Balance, June 30, 2021	38.5	8.8	309.5	(0.9)	317.4
Net income			61.4		61.4
Issuance of common stock		2.5			2.5
Repurchase of common stock	(0.2)	(19.1)	(30.9)		(50.0)
Taxes paid related to net share settlement of stock awards			(0.3)		(0.3)
Stock-based compensation		7.8			7.8
Balance, September 30, 2021	38.3	$—	$339.7	$(0.9)	$338.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$438.4	$205.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.7	77.9
Distributions from unconsolidated affiliates	117.9	77.7
Equity in income of unconsolidated affiliates	(115.4)	(103.0)
Stock-based compensation	23.5	20.4
Deferred income taxes	26.7	12.8
Asset impairments	4.9	11.2
Amortization of operating lease assets	3.9	4.3
Gain on Calder land sale	(274.6)	—
Other	5.8	5.9
Changes in operating assets and liabilities:
Income taxes	127.3	23.8
Deferred revenue	(34.6)	(11.6)
Other assets and liabilities	22.0	65.8
Net cash provided by operating activities	424.5	391.0
Cash flows from investing activities:
Capital maintenance expenditures	(37.1)	(22.3)
Capital project expenditures	(226.6)	(29.8)
Acquisition of businesses, net of cash acquired	(81.7)	—
Acquisition of gaming rights, net of cash acquired	(33.3)	—
Proceeds from Calder land sale	279.0	—
Other	(7.3)	(3.1)
Net cash used in investing activities	(107.0)	(55.2)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,220.0	780.8
Repayments of borrowings under long-term debt obligations	(5.3)	(429.2)
Payment of dividends	(25.7)	(24.8)
Repurchase of common stock	(143.5)	(242.4)
Taxes paid related to net share settlement of stock awards	(13.2)	(12.9)
Debt issuance costs	(12.8)	(6.9)
Change in bank overdraft	(1.8)	(13.4)
Other	2.4	2.3
Net cash provided by financing activities	1,020.1	53.5
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(124.0)
Net increase in cash, cash equivalents and restricted cash	1,337.6	265.3
Cash, cash equivalents and restricted cash, beginning of period	355.6	121.0
Cash, cash equivalents and restricted cash, end of period	$1,693.2	$386.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$66.4	$56.8
Cash paid for income taxes	53.9	47.0
Cash received from income tax refunds	34.2	—
Schedule of non-cash operating, investing and financing activities:
Deferred payment on gaming rights included in other liabilities	$50.0	$—
Property and equipment additions included in accounts payable and accrued expenses	45.0	6.6
Right-of-use assets obtained in exchange for lease obligations in operating leases	1.6	9.6
Right-of-use assets obtained in exchange for lease obligations in finance leases	6.2	2.1
Repurchase of common stock included in accrued expense and other current liabilities	2.0	1.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
Calder Land Sale
On June 17, 2022, the Company closed on the previously announced sale of 115.7 acres of excess land near Calder Casino for $291.0 million (or approximately $2.5 million per acre) to Link Logistics, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million, which was net of $12.0 million of transaction costs. Refer to Note 5, Calder Land Sale, for further information on the sale.
Acquisitions of Chasers Poker Room and Ellis Park
On September 2, 2022, we completed the previously announced acquisition of Chasers Poker Room ("Chasers") in Salem, New Hampshire (the "Chasers Transaction"). As part of the acquisition, we made an initial payment to the sellers for rights to operate the poker room and to build a historical racing facility. Additional payments will be made once all necessary permits are obtained and the planned historical racing facility is opened.
On September 26, 2022, we completed the acquisition of Ellis Park Racing and Gaming ("Ellis Park") in Henderson, Kentucky, from Enchantment Holdings, LLC, an affiliate of Laguna Development Corporation, for total consideration of $79.0 million in cash, subject to certain working capital and other purchase price adjustments (the "Ellis Park Transaction").
Refer to Note 3, Acquisitions, for further information on the transactions.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
3. ACQUISITIONS
Chasers Poker Room
On September 2, 2022, the Company completed the Chasers Transaction which was treated as an asset acquisition. The Company made an initial payment at closing and recorded a liability for the remaining due at a future date. In conjunction with the acquisition the Company recorded an $82.2 million gaming rights intangible asset which represented its fair value at the date of acquisition.

The fair value of the gaming rights acquired in the Chasers Transaction was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the gaming rights intangible asset based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a gaming facility in a specified region, and that the present value of the projected cash flows is a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue, future operating expenses, start-up costs, and discount rate were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights.
Ellis Park
On September 26, 2022, the Company completed the Ellis Park Transaction for total consideration of $79.0 million in cash, plus $3.5 million in working capital and other preliminary purchase price adjustments. The fair values of the Ellis Park Transaction were based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The areas of the preliminary valuations that are not yet finalized relate to the amounts for income taxes, intangible assets, working capital adjustments, and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $0.8 million, at the date of acquisition were as follows: property and equipment of $19.3 million, indefinite-lived gaming rights of $47.4 million, indefinite-lived trademark of $3.6 million, goodwill of $8.9 million, right-of-use assets and liabilities of $6.0 million and net working capital of $2.5 million.
The Company has not included other disclosures regarding the Chasers Transaction or Ellis Park Transaction because the acquisitions are immaterial to our business.
4. NATURAL DISASTER
In August 2021, Hurricane Ida caused damage to portions of Louisiana, including Fair Grounds Race Course & Slots, and 15 off-track betting facilities ("OTBs") owned by Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI"). Two OTBs remain closed.
The Company carries property and casualty insurance, as well as business interruption insurance subject to certain deductibles. During the nine months ended September 30, 2022, the Company incurred $2.3 million of operating expenses related to ongoing recovery and maintenance efforts and received $8.0 million from our insurance carriers. The Company has also recorded an insurance recovery receivable of $1.0 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In total, the Company has received $10.7 million from our insurance carriers which includes $4.1 million related to business interruption claims. The proceeds from the business interruption claims are included in other income in the Condensed Consolidated Statement of Comprehensive Income. The Company is currently working with its insurance carriers to finalize its claim and we currently do not expect our losses to exceed the applicable insurance recoveries.
5. CALDER LAND SALE
On June 17, 2022, the Company closed on the previously announced sale of 115.7 acres of excess land near Calder Casino for $291.0 million (or approximately $2.5 million per acre) to Link Logistics, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million which was net of $12.0 million of transaction costs. We recognized a gain of $274.6 million on the sale of the land, which is included in other income in the accompanying Condensed Consolidated Statements of Comprehensive Income. The gain consisted of cash proceeds of $279.0 million offset by the carrying value of the assets sold of $4.4 million.
The Company is planning on using certain proceeds of the sale to purchase property as part of the previously announced acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC (the "P2E Transaction") and to invest in other replacement properties that qualify as Internal Revenue Code §1031 transactions to defer the federal income tax on the gain on the Calder land sale. The Company has identified two reverse like-kind transactions for property acquired prior to the sale of the Calder land and a forward like-kind exchange transaction to acquire additional property for the Internal Revenue Code §1031 transactions.
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
The second reverse like-kind exchange will involve our investment in real property for the Queen of Terre Haute Casino Resort ("Queen of Terre Haute") property in Terre Haute, Indiana. An exchange accommodation titleholder (“EAT”), a type of variable interest entity, was used to facilitate this reverse like-kind exchange. As of September 30, 2022, $22.1 million had been invested in real property for the Queen of Terre Haute which will be held by the EAT until the exchange transaction is complete. The Company determined that it is the primary beneficiary of the EAT, thus the property held by the EAT has been consolidated and recorded in property and equipment, net on the Condensed Consolidated Balance Sheet. The Company plans to make additional investments in real property for the Queen of Terre Haute and expects to complete this reverse like-kind exchange in the fourth quarter of 2022.
The Company is planning on utilizing the remainder of the proceeds from the Calder land sale to execute a forward like-kind exchange transaction by purchasing property as part of the previously announced P2E Transaction. The Company anticipates closing the P2E Transaction prior to the end of 2022. If the acquisition of replacement property is not completed within 180 days of the Calder land sale, the proceeds will be distributed to the Company by the qualified intermediary and reclassified as available cash, and all applicable income taxes will be assessed on the remaining gain that was not deferred by acquiring replacement property.
As of September 30, 2022, the Company recorded $78.0 million in current income taxes payable related to the Calder land sale. Upon completion of the P2E Transaction, the current tax liability will be reclassified as a deferred tax liability on the Condensed Consolidated Balance Sheet.
As of December 31, 2021, the assets sold as part of the Calder land sale were classified as held for sale on the accompanying Condensed Consolidated Balance Sheets. Calder's operations and assets are included in the Gaming segment in our consolidated results.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
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
The Company has classified certain assets of Arlington International Racecourse ("Arlington") as held for sale totaling $82.0 million as of September 30, 2022 and $81.5 million as of December 31, 2021, on the accompanying Condensed Consolidated Balance Sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is composed of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2021	$52.5	$152.2	$161.1	$1.0	$366.8
Additions	8.9	—	—	—	8.9
Balances as of September 30, 2022	$61.4	$152.2	$161.1	$1.0	$375.7
We established goodwill of $8.9 million related to the Ellis Park Transaction.
We performed our annual goodwill impairment analysis as of April 1, 2022, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	September 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.0	$(20.2)	$10.8	$31.2	$(19.1)	$12.1
Indefinite-lived intangible assets			474.2			336.0
Total			$485.0			$348.1
During the third quarter of 2022 we established indefinite-lived intangible assets of $82.2 million for the gaming rights related to the Chasers Transaction and $47.4 million for gaming rights and $3.6 million for trademarks related to the Ellis Park Transaction. We also recorded $5.0 million for gaming rights in Indiana associated with the planned development of the Queen of Terre Haute Casino Resort during the second quarter of 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2022. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing. The Company continues to monitor the current economic conditions and the impacts on the results of operations. Future economic conditions could have a negative impact on the estimates and assumptions utilized in our indefinite-lived intangible asset impairment assessments. These potential impacts could increase the risk of a future impairment of indefinite-lived intangible assets at Presque Isle Downs and Casino.
8. ASSET IMPAIRMENTS
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
9. INCOME TAXES
The Company’s effective income tax rate for the three months ended September 30, 2022 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation, partially offset by tax benefits resulting from certain tax credits and incentives. The Company's effective income tax rate for the nine months ended September 30, 2022 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer's compensation.

The Company's effective income tax rate for the three and nine months ended September 30, 2021 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer's compensation.
10. SHAREHOLDERS’ EQUITY
Stock Repurchase Programs
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million.
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $300.2 million of repurchase authority remaining under the 2021 Stock Repurchase Program at September 30, 2022, based on trade date.
We repurchased the following shares under the 2018 and 2021 Stock Repurchase Programs:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except share data)	2022		2021		2022		2021
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	288,781	$59.0	3,178	$0.8	727,198	$145.5	3,178	$0.8
2018 Stock Repurchase Program	—	—	245,132	$49.2	—	—	245,132	$49.2
Total	288,781	$59.0	248,310	$50.0	727,198	$145.5	248,310	$50.0
As of September 30, 2022, we had $2.0 million accrued for the future cash settlement of executed repurchases of our common stock and a $1.5 million accrual as of September 30, 2021.
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
11. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards, restricted stock unit awards ("RSUs"), performance share unit awards, and stock options associated with our employee stock purchase plan was $9.1 million for the three months ended September 30, 2022 and $7.8 million for the three months ended September 30, 2021. Stock-based compensation was $23.5 million for the nine months ended September 30, 2022 and $20.4 million for the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSUs to directors. The vesting criteria for the PSU awards granted in 2022 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSUs and PSUs granted during 2022 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2022	RSU	61	Vest equally over three service periods ending in 2025
2022	PSU	34	Three-year performance and service period ending in 2024
2022	RSU	5	One year service period ending in 2023
(1) PSUs reflect the target number of units for the original PSU grant.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. DEBT
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
On April 28, 2020, the Company entered into the Second Amendment to the Credit Agreement, which (i) provided for a financial covenant relief period through the date on which the Company delivered the Company's quarterly financial statements and compliance certificate for the fiscal quarter ended June 30, 2021, subject to certain exceptions (the "Financial Covenant Relief Period"), (ii) amended the definition of "Consolidated EBITDA" in the Credit Agreement with respect to the calculation of Consolidated EBITDA for the first two fiscal quarters after the termination of the Financial Covenant Relief Period, (iii) extended certain deadlines and made certain other amendments to the Company’s financial reporting obligations, (iv) placed certain restrictions on restricted payments during the Financial Covenant Relief Period, and (v) amended the definitions of "Material Adverse Effect" and "License Revocation" in the Credit Agreement to take into consideration COVID-19.
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 10, Shareholders' Equity, for information regarding this transaction.
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
On April 13, 2022, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment") to extend the maturity date of its existing revolving credit facility to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The Fourth Amendment also provides for a senior secured Delayed Draw Term Loan A credit facility due April 13, 2027 in the amount of $800.0 million which is part of the financing for the P2E Transaction. The Company capitalized $2.8 million of debt issuance costs associated with the Revolver commitment increase and $5.8 million of debt issuance costs associated with the Delayed Draw Term Loan A which are being amortized as interest expense over the 5-year term.
The Revolver and Delayed Draw Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2022, that applicable margin was 137.5 basis points which was based on the pricing grid in the Fourth Amendment to the Credit Agreement. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
On September 26, 2022, we borrowed $20.0 million on our Revolver to provide the Company with financing for the Chasers Transaction and the Ellis Park Transaction.
The Company was compliant with all applicable covenants on September 30, 2022.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
2030 Senior Notes
On April 13, 2022, CDI Escrow Issuer, Inc. (the "Escrow Issuer"), a wholly-owned subsidiary of the Company, completed an offering of $1.2 billion in aggregate principal amount of 5.75% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the 2030 Notes is part of the financing for the P2E Transaction. The proceeds of the offering were placed in escrow pending satisfaction of certain conditions, including, without limitation, the consummation of the P2E Transaction. In connection with the offering, we capitalized $4.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Notes. Upon completion of this offering, the aggregate principal amount outstanding in escrow of the 2030 Notes is $1.2 billion. The cash held in escrow is invested in money market accounts and included in restricted cash in the Condensed Consolidated Balance Sheet.
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
13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2022, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $79.1 million. The revenue we expect to recognize on these remaining performance obligations is $0.6 million for the remainder of 2022, $33.7 million in 2023, $23.3 million in 2024, and the remainder thereafter.
As of September 30, 2022, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of September 30, 2022 and December 31, 2021, contract assets were not material.
As of September 30, 2022 and December 31, 2021, contract liabilities were $30.4 million and $64.9 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $1.3 million of revenue during the three months ended September 30, 2022 and $48.1 million of revenue during the nine months ended September 30,

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2022, which was included in the contract liabilities balance at December 31, 2021. We recognized $1.2 million of revenue during the three months ended September 30, 2021 and $32.6 million of revenue during the nine months ended September 30, 2021, which was included in the contract liabilities balance at December 31, 2020.
Disaggregation of Revenue
In Note 19, Segment Information, the Company has included its disaggregated revenue disclosures as follows:
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors.
14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Account wagering deposits liability	$53.1	$47.5
Purses payable	41.7	28.6
Accrued salaries and related benefits	29.6	39.9
Accrued interest	57.3	23.9
Accrued fixed assets	37.1	17.1
Other	81.4	74.7
Total	$300.2	$231.7
15. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of September 30, 2022 and December 31, 2021 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and other immaterial joint ventures.
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of September 30, 2022, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $831.5 million.
Our investment in Rivers Des Plaines was $547.5 million and $554.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company received distributions from Rivers Des Plaines of $92.8 million and $44.5 million for the nine months ended September 30, 2022 and 2021, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $113.4 million and $108.7 million as of September 30, 2022 and December 31, 2021, respectively. The Company received distributions from MVG of $25.0 million and $33.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net revenue	$221.5	$202.4	$613.3	$539.0

Operating and SG&A expense	131.5	115.2	380.4	310.6
Depreciation and amortization	5.9	4.4	17.5	13.1
Total operating expense	137.4	119.6	397.9	323.7
Operating income	84.1	82.8	215.4	215.3
Interest and other, net	(10.6)	(10.4)	(13.8)	(34.7)
Net income	$73.5	$72.4	$201.6	$180.6

(in millions)	September 30, 2022	December 31, 2021
Assets
Current assets	$89.9	$96.0
Property and equipment, net	349.1	312.3
Other assets, net	263.6	264.1
Total assets	$702.6	$672.4
Liabilities and Members' Deficit
Current liabilities	$108.6	$95.3
Long-term debt	826.2	786.9
Other liabilities	—	20.6
Members' deficit	(232.2)	(230.4)
Total liabilities and members' deficit	$702.6	$672.4
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$1,582.6	$1,582.6	$1,582.6	$—	$—
Financial liabilities:
Term Loan B	$379.2	$381.0	$—	$381.0	$—
Term Loan B-1	292.2	295.5	—	295.5	—
Revolver	20.0	20.0	—	20.0	—
2027 Senior Notes	595.0	559.5	—	559.5	—
2028 Senior Notes	698.4	605.5	—	605.5	—
2030 Senior Notes	1,196.0	1,046.1	—	1,046.1	—

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$64.3	$64.3	$64.3	$—	$—
Financial liabilities:
Term Loan B	$381.6	$384.0	$—	$384.0	$—
Term Loan B-1	294.0	297.8	—	297.8	—
2027 Senior Notes	594.3	619.5	—	619.5	—
2028 Senior Notes	698.1	724.5	—	724.5	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator for basic and diluted net income per common share:
Net income	$57.0	$61.4	$438.4	$205.8

Denominator for net income per common share:
Basic	37.8	38.6	38.1	38.7
Plus dilutive effect of stock awards	0.6	0.6	0.5	0.6
Diluted	38.4	39.2	38.6	39.3

Net income per common share data:
Basic net income	$1.51	$1.59	$11.52	$5.31
Diluted net income	$1.49	$1.57	$11.36	$5.23
19. SEGMENT INFORMATION
We manage our operations through three reportable segments:
•Live and Historical Racing
The Live and Historical Racing segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack, Derby City Gaming, Oak Grove, Turfway Park, Newport, Ellis Park, and Chasers.
Churchill Downs Racetrack is the home of the Kentucky Derby and conducts live racing during the year. Derby City Gaming is an historical racing machine ("HRM") facility that operates under the Churchill Downs pari-mutuel racing license at its ancillary training facility in Louisville, Kentucky. Oak Grove conducts live harness racing during the year and operates a HRM facility under its pari-mutuel racing license. Turfway Park conducts live racing during the year and opened a HRM facility in September 2022, and Newport is an ancillary HRM facility that operates under the Turfway Park pari-mutuel racing license. Ellis Park conducts live racing during the year and operates a gaming facility venue with HRMs. Chasers is a charitable gaming facility offering poker and a variety of table games. We plan to construct an expanded charitable gaming facility with up to 800 gaming positions including HRMs and table games.
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
Our TwinSpires Sports and Casino business operates our sports betting and casino platform in multiple states. The TwinSpires Sports and Casino business includes the mobile and online sports betting and casino results and the results of seven of our retail sportsbooks, which include our wholly-owned properties at Harlow’s Casino Resort and Spa ("Harlow’s"), Presque Isle, Riverwalk Casino Hotel (“Riverwalk”), Ocean Downs Casino and Racetrack ("Ocean

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Downs"), Fair Grounds Racecourse and Slots, as well as in Arizona and Michigan which utilize a third party's casino license. On February 24, 2022 the Company announced its plans to exit the direct online sports and casino business and pursue monetization of its online market access licenses.
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack facilities which support the casino license. The Gaming segment has approximately 11,800 slot machines and video lottery terminals ("VLTs") and 250 table games located in eight states.
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
•Asset impairments;
•Gain on Calder land sale;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present net revenue from external customers and intercompany revenue from each of our segments, net revenue from external customers for each group of similar services, Adjusted EBITDA by segment, and a reconciliation of comprehensive income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$6.4	$7.4	$182.6	$114.6
Derby City Gaming	41.5	40.2	128.5	113.0
Oak Grove	33.3	27.1	97.8	72.1
Turfway Park	3.1	0.7	8.6	5.9
Newport	6.9	4.3	20.6	13.2
Chasers	0.9	—	0.9	—
Ellis Park	0.2	—	0.2	—
Total Live and Historical Racing	92.3	79.7	439.2	318.8
TwinSpires:
Horse Racing	100.9	98.8	321.5	327.7
Sports and Casino	5.3	8.7	21.8	24.1
Total TwinSpires	106.2	107.5	343.3	351.8
Gaming:
Fair Grounds and VSI	28.5	24.8	107.2	98.2
Presque Isle	33.2	35.9	90.7	90.2
Ocean Downs	33.3	31.7	82.0	78.7
Calder	26.3	25.9	81.2	74.2
Oxford	31.6	31.8	87.8	72.1
Riverwalk	12.6	14.5	41.0	47.3
Harlow’s	11.9	13.3	37.0	43.9
Lady Luck Nemacolin	6.0	7.4	18.1	18.7
Total Gaming	183.4	185.3	545.0	523.3
All Other	1.2	20.5	2.2	38.5
Net revenue from external customers	$383.1	$393.0	$1,329.7	$1,232.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Intercompany net revenue:
Live and Historical Racing	$10.1	$1.8	$26.3	$17.9
TwinSpires	1.2	1.5	4.0	4.8
Gaming	2.5	0.3	4.6	2.3
All Other	—	2.5	—	6.5
Eliminations	(13.8)	(6.1)	(34.9)	(31.5)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$1.8	$91.0	$3.6	$96.4	$—	$96.4
Historical racing(a)	78.7	—	3.5	82.2	—	82.2
Racing event-related services	3.0	—	0.1	3.1	—	3.1
Gaming(a)	0.9	5.3	160.6	166.8	—	166.8
Other(a)	7.9	9.9	15.6	33.4	1.2	34.6
Total	$92.3	$106.2	$183.4	$381.9	$1.2	$383.1

	Three Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.4	$89.4	$4.9	$99.7	$12.6	$112.3
Historical racing(a)	66.2	—	—	66.2	—	66.2
Racing event-related services	1.8	—	0.1	1.9	5.0	6.9
Gaming(a)	—	8.7	166.6	175.3	—	175.3
Other(a)	6.3	9.4	13.7	29.4	2.9	32.3
Total	$79.7	$107.5	$185.3	$372.5	$20.5	$393.0
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical Pari-mutuel revenue for HRMs or Gaming revenue for our casino properties. These amounts were $8.4 million for the three months ended September 30, 2022 and $6.1 million for the three months ended September 30, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$53.9	$290.9	$22.0	$366.8	$—	$366.8
Historical racing(a)	230.7	—	4.8	235.5	—	235.5
Racing event-related services	125.4	—	0.7	126.1	—	126.1
Gaming(a)	0.9	21.8	469.6	492.3	—	492.3
Other(a)	28.3	30.6	47.9	106.8	2.2	109.0
Total	$439.2	$343.3	$545.0	$1,327.5	$2.2	$1,329.7

	Nine Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$50.9	$300.2	$21.0	$372.1	$27.2	$399.3
Historical racing(a)	184.0	—	—	184.0	—	184.0
Racing event-related services	65.3	—	1.0	66.3	6.9	73.2
Gaming(a)	—	24.1	469.3	493.4	—	493.4
Other(a)	18.6	27.5	32.0	78.1	4.4	82.5
Total	$318.8	$351.8	$523.3	$1,193.9	$38.5	$1,232.4
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical Pari-mutuel revenue for HRMs or Gaming revenue for our casino properties. These amounts were $23.2 million for the nine months ended September 30, 2022 and $15.0 million for the nine months ended September 30, 2021.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$102.4	$107.4	$185.9

Taxes and purses	(31.6)	(6.6)	(70.6)
Marketing and advertising	(3.6)	(1.3)	(4.1)
Salaries and benefits	(13.3)	(6.3)	(24.6)
Content expense	(0.6)	(49.3)	(2.7)
Selling, general and administrative expense	(3.4)	(2.7)	(7.1)
Other operating expense	(15.6)	(10.1)	(21.7)
Other income	0.2	—	56.5
Adjusted EBITDA	$34.5	$31.1	$111.6

	Three Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$81.5	$109.0	$185.6

Taxes and purses	(24.6)	(8.0)	(71.8)
Marketing and advertising	(2.9)	(10.6)	(3.6)
Salaries and benefits	(10.9)	(7.0)	(22.5)
Content expense	(0.5)	(47.1)	(1.2)
Selling, general and administrative expense	(3.1)	(2.6)	(7.1)
Other operating expense	(11.8)	(11.6)	(19.7)
Other income	—	—	51.0
Adjusted EBITDA	$27.7	$22.1	$110.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Nine Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$465.5	$347.3	$549.6

Taxes and purses	(118.0)	(21.3)	(206.1)
Marketing and advertising	(12.9)	(11.4)	(11.3)
Salaries and benefits	(43.1)	(19.9)	(72.0)
Content expense	(2.2)	(160.5)	(6.4)
Selling, general and administrative expense	(9.7)	(7.9)	(20.4)
Other operating expense	(53.6)	(37.2)	(63.9)
Other income	0.3	—	140.0
Adjusted EBITDA	$226.3	$89.1	$309.5

	Nine Months Ended September 30, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Net revenue	$336.7	$356.6	$525.6

Taxes and purses	(95.4)	(22.7)	(201.1)
Marketing and advertising	(9.9)	(35.8)	(7.5)
Salaries and benefits	(36.2)	(20.0)	(63.0)
Content expense	(1.9)	(162.1)	(3.5)
Selling, general and administrative expense	(9.2)	(8.1)	(19.0)
Other operating expense	(39.8)	(38.1)	(52.9)
Other income	0.1	—	134.3
Adjusted EBITDA	$144.4	$69.8	$312.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$57.0	$61.4	$438.4	$205.8

Additions:
Depreciation and amortization	27.5	25.9	78.7	77.9
Interest expense	36.2	21.7	92.6	63.1
Income tax provision	16.4	26.3	173.5	84.1
EBITDA	$137.1	$135.3	$783.2	$430.9

Adjustments to EBITDA:
Stock-based compensation expense	$9.1	$7.8	$23.5	$20.4
Legal reserve	—	—	3.2	—
Pre-opening expense	4.2	1.7	8.9	3.8
Other expenses, net	1.4	—	5.7	0.2
Asset impairments	—	—	4.9	11.2
Transaction expense, net	1.2	2.0	7.4	2.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.1	10.7	31.7	30.8
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(2.0)	(12.6)	(8.0)
Rivers Des Plaines' legal reserves and transaction costs	0.1	0.6	0.6	8.6
Other charges	—	—	1.0	—
Gain on Calder land sale	—	—	(274.6)	—
Total adjustments to EBITDA	26.1	20.8	(200.3)	69.1
Adjusted EBITDA	$163.2	$156.1	$582.9	$500.0

Adjusted EBITDA by segment:
Live and Historical Racing	$34.5	$27.7	$226.3	$144.4
TwinSpires	31.1	22.1	89.1	69.8
Gaming	111.6	110.7	309.5	312.9
Total segment Adjusted EBITDA	177.2	160.5	624.9	527.1
All Other	(14.0)	(4.4)	(42.0)	(27.1)
Total Adjusted EBITDA	$163.2	$156.1	$582.9	$500.0
The table below presents information about equity in income of unconsolidated affiliates included in our reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gaming	$42.3	$41.6	$115.3	$102.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents total asset information for each of our segments:

(in millions)	September 30, 2022	December 31, 2021
Total assets:
Live and Historical Racing	$1,051.1	$682.7
TwinSpires	285.2	289.6
Gaming	1,318.7	1,003.3
Total segment assets	2,655.0	1,975.6
All Other	2,019.1	1,006.0
Total assets	$4,674.1	$2,981.6
The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2022	2021
Capital expenditures, net:
Live and Historical Racing	$177.4	$32.3
TwinSpires	9.3	8.5
Gaming	63.0	9.3
Total segment capital expenditures	249.7	50.1
All Other	14.0	2.0
Total capital expenditures	$263.7	$52.1
20. SUBSEQUENT EVENT
At its regularly scheduled meeting held on October 25, 2022, the Board of Directors of the Company declared an annual cash dividend of $0.714 per share, to be paid on January 6, 2023, to all shareholders of record on December 2, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
28

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following:
•the receipt of regulatory approvals on terms desired or anticipated, unanticipated difficulties or expenditures relating to our proposed transactions, including, without limitation, difficulties that result in the failure to realize expected synergies, efficiencies and cost savings from the proposed transactions within the expected time period (if at all) and risks in connection with Internal Revenue Code §1031 exchanges, our ability to obtain financing on the anticipated terms and schedule, disruptions of our or Peninsula Pacific Entertainment LLC's ("P2E") current plans, operations and relationships with customers and suppliers caused by the announcement and pendency of the proposed transaction.
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
•work stoppages and labor issues;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
29

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
30

Our Business
Executive Overview
Churchill Downs Incorporated (the "Company") is an industry-leading racing, online wagering and gaming entertainment company anchored by our iconic flagship event, the Kentucky Derby. We own and operate five entertainment venues with approximately 4,200 HRMs in Kentucky. We also own and operate TwinSpires, one of the largest and most profitable online wagering platforms for horse racing in the U.S. and we have eight retail sportsbooks. We are also a leader in brick-and-mortar casino gaming in eight states with approximately 11,800 slot machines and video lottery terminals ("VLTs") and 250 table games. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
P2E Acquisition
On February 18, 2022, the Company entered into a definitive purchase agreement (the "P2E Purchase Agreement") to acquire substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") (collectively, the "P2E Transaction"). On September 2, 2022, we amended the P2E Purchase Agreement to include the Sioux City Property, increase the total consideration to be paid by the Company to P2E to $2.75 billion, and to remove the assumption by the Company of the approximately $850.0 million of P2E debt at closing.
The Company will acquire the following properties under the P2E Acquisition: Colonial Downs Racetrack in New Kent, Virginia ("Colonial Downs"), six historical racing entertainment venues across Virginia, del Lago Resort & Casino ("del Lago") in Waterloo, New York, and Hard Rock Hotel & Casino in Sioux City, Iowa (“Hard Rock Sioux City”). The P2E Transaction also includes other development rights including the opportunity, under Virginia law, to develop up to five additional HRM entertainment venues in Virginia with collectively up to approximately 2,300 additional HRMs. These development rights include:
–The rights to build one of the new HRM entertainment venues with up to 1,150 HRMs in Dumfries, Virginia, with the potential for expansion up to 1,800 HRM's after the initial build out. The Dumfries facility will replace the existing Rosie’s Dumfries facility located in northern Virginia and the initial phase of the project is expected to open in 2023.
–The rights to develop one of the new HRM entertainment venues with up to 150 HRMs in Emporia, Virginia. The Emporia Project will be located along I-95 near the North Carolina border and is expected to open in 2023.

The P2E Transaction also includes the rights to P2E’s ongoing effort in partnership with Urban One, to develop ONE Casino + Resort, a $565.0 million destination casino in Richmond, Virginia.
The Company has obtained the acquisition of ownership interest approval for the Virginia properties from the Virginia Racing Commission and acquisition of a parent company involving an Iowa licensee approval from the Iowa Racing and Gaming Commission. The P2E Transaction remains dependent on customary closing conditions, including the Company obtaining approval from the New York State Gaming Commission. The transaction is expected to close before the end of 2022.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
31

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
Chasers Poker Room Acquisition
On September 2, 2022, we completed the previously announced Chasers Transaction. Chasers Poker Room in Salem, New Hampshire is a charitable gaming facility located approximately 30 miles from Boston, Massachusetts, that offers poker and a variety of table games. The Company plans to develop an expanded charitable gaming facility in Salem to accommodate historical racing machines and table games.
As part of the Chasers Transaction, we made an initial payment to the sellers for rights to operate the poker room and to build a historical racing facility. Additional payments will be made once all necessary permits are obtained and the planned historical racing facility is opened. The total investment in Salem, inclusive of the amount paid to the sellers is expected to be approximately $150.0 million.
Ellis Park Acquisition
On September 26, 2022, we completed the Ellis Park Transaction for total consideration of $79.0 million in cash, subject to certain working capital and other purchase price adjustments. In acquiring Ellis Park, the Company also assumes the opportunity to construct a track extension facility with HRMs in Owensboro, Kentucky. Over the next year, the Company expects its total investment in Henderson and Daviess Counties to be approximately $75 million in addition to the purchase price.
United Tote/ NYRA Transaction
On August 11, 2022, we entered into an agreement to sell 49% of United Tote Company (“United Tote”), a wholly-owned subsidiary of CDI, to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association, Inc. (“NYRA”). NYRA is a not-for-profit corporation that operates the three largest Thoroughbred horse racing tracks in the state of New York. The transaction is subject to usual and customary closing conditions, including applicable regulatory notices and approvals, and is expected to close during the first half of 2023.
FanDuel Agreement
On September 8, 2022, we announced a multi-year agreement with FanDuel Group ("FanDuel") to enable FanDuel to create a fully integrated and seamless wagering experience with a single wallet for horse racing and sports with exclusive TV rights to racing content and non-exclusive Kentucky Derby sponsorship rights for sports wagering.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
32

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
Specific State Gaming Regulations
Maine

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
33

The 2022 Maine Legislature passed a sports betting bill effective August 8, 2022 which allows Oxford Casino to offer sports betting at its facility. The four-year initial and annual renewal fee for a sports wagering license is $4,000 and the state tax on sports betting is 10% of gross sports wagering receipts.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net revenue	$383.1	$393.0	$(9.9)	$1,329.7	$1,232.4	$97.3
Operating income	63.0	67.6	(4.6)	310.1	249.7	60.4
Operating income margin	16%	17%		23%	20%
Net income	57.0	61.4	(4.4)	438.4	205.8	232.6
Adjusted EBITDA	163.2	156.1	7.1	582.9	500.0	82.9
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
•Net revenue decreased $9.9 million due to a decrease of $19.3 million in All Other primarily driven by the cessation of racing and simulcast operations at Arlington at the end of 2021, $1.9 million decrease in Gaming primarily driven by decreases at our Mississippi and Pennsylvania properties as a result of current economic conditions and competitive pressures, and a $1.3 million decrease from TwinSpires driven by the decision to exit the direct online sports and casino business in the first quarter of 2022. Partially offsetting these decreases was a $12.6 million increase from Live and Historical Racing primarily driven by the continued success of our HRM properties.
•Operating income decreased $4.6 million due to an $7.9 million decrease from All Other primarily driven by a decrease in net revenue, a $7.2 million decrease from Gaming primarily due to the decline in net revenue, a $5.2 million decrease in Live and Historical Racing primarily driven by increase in operating expense related to the opening of the Turfway Park historical racing facility and a $1.5 million increase in Corporate expenses and transaction and legal costs. Partially offsetting these decreases is a $17.2 million increase in TwinSpires primarily driven by decreased online marketing and promotions expense by our TwinSpires Sports and Casino business due to the decision to exit the direct online sports and casino business in the first quarter of 2022.
•Net income decreased $4.4 million. The following items impacted comparability of the Company's third quarter of 2022 net income compared to the prior year's third quarter: a $2.4 million after-tax increase in expenses related to transaction, pre-opening and other expenses, net and a $1.4 million after-tax reduction in the benefit related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps. Offsetting these items in net income was a $0.3 million after tax decrease in Rivers Des Plaines' legal reserves and transaction costs. Excluding these items, net income decreased $0.9 million primarily due to a $10.6 million after-tax increase driven by proceeds from business interruption insurance from Hurricane Ida and other nonrecurring income tax benefits and a $11.5 million after-tax increase in interest expense, net associated with higher outstanding debt balances.
•Adjusted EBITDA increased $7.1 million driven by an $9.0 million increase from TwinSpires primarily due to decreased marketing and promotions expense from the Sports and Casino business, $6.8 million increase from Live and Historical Racing primarily due to the continued success of our HRM properties and a $0.9 million increase from Gaming. Partially offsetting these increases was a $9.6 million decrease from All Other driven by Arlington not conducting live racing in the third quarter of 2022 and an increase in Corporate expenses.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
•Net revenue increased $97.3 million due to a $120.4 million increase from Live and Historical Racing driven by Churchill Downs Racetrack running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021 and the continued success of our HRM properties. Gaming net revenue increased $21.7 million primarily due to increases at Oxford and Calder as a result of capacity restrictions during the first half of 2021 and increases at Fair Grounds from HRM revenue at off-track betting locations and prior year shutdowns from Hurricane Ida. Partially offsetting this increase was a $36.3 million decrease in All Other primarily driven by the cessation of racing and simulcast operations at Arlington at the end of 2021 and a $8.5 million decrease from TwinSpires driven by the decision to exit the direct online sports and casino business in the first quarter of 2022 and from Horse Racing as a

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
34

higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online in the current year.
•Operating income increased $60.4 million due to a $68.5 million increase from Live and Historical Racing driven by the increase in net revenue, a $24.5 million increase from TwinSpires primarily due to decreased online marketing and promotions expense, and a net reduction in asset impairments of $6.3 million as non-cash impairment charges recorded in 2021 for certain first turn assets at Churchill Downs Racetrack were greater than the non-cash impairment charge recorded in the first quarter of 2022 as a result of our announcement to exit the direct online sports and casino business. Offsetting these increases was a $5.3 million increase in transaction expense related to the P2E Transaction and Ellis Park Transaction, a $10.3 million decrease in Gaming primarily driven by decline in net revenue attributable to current economic conditions and an increase in marketing and salaries expense, a $10.3 million decrease in All Other driven by Arlington not conducting live racing in the third quarter of 2022, and a $13.0 million increase in selling, general and administrative expenses due to an increase in employee benefits, legal fees and reserves, and charitable donations.
•Net income increased $232.6 million. The following items impacted comparability of the Company's net income from continuing operations during the nine months ended September 30, 2022 compared to the prior year period: a $193.6 million after tax gain on the sale of Calder assets, a $5.7 million after tax decrease in expense relate to Rivers Des Plaines' legal reserves and transaction costs, a net reduction in after tax impairment charges of $4.4 million as impairment charges recorded in 2021 for certain first turn assets at Churchill Downs Racetrack were greater than the impairment charge recorded in the first quarter of 2022 as a result of our announcement to exit the direct online sports and casino business, and a $3.6 million after tax benefit related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swaps. Offsetting these increases in net income were a $11.8 million after-tax increase in expenses related to transaction, pre-opening and other expenses, net, a $2.3 million after-tax increase in legal reserves, and $0.7 million of other charges. Excluding these items, net income increased $40.1 million primarily due to a $63.3 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $23.2 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $82.9 million driven by a $81.9 million increase from Live and Historical Racing primarily due to Churchill Downs Racetrack running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021 and the continued success of our HRM properties. TwinSpires increased $19.3 million primarily due from Sports and Casino business decreased online marketing and promotions expense. Partially offsetting these increases was a $14.9 million decrease from All Other driven by Arlington not conducting live racing or simulcast operations during 2022 and an increase in Corporate expenses and a $3.4 million decrease in Gaming primarily driven by decreased net revenue and increased marketing and salaries expense.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
35

Financial Results by Segment
Net Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Live and Historical Racing:
Churchill Downs Racetrack	$15.6	$9.1	$6.5	$207.0	131.3	$75.7
Derby City Gaming	41.5	40.2	1.3	128.5	113.0	15.5
Oak Grove	33.3	27.1	6.2	97.8	72.1	25.7
Newport	6.9	4.3	2.6	20.6	13.2	7.4
Turfway Park	4.0	0.8	3.2	10.5	7.1	3.4
Chasers	0.9	—	0.9	0.9	—	0.9
Ellis Park	0.2	—	0.2	0.2	—	0.2
Total Live and Historical Racing	102.4	81.5	20.9	465.5	336.7	128.8
TwinSpires:
Horse Racing	102.1	100.3	1.8	325.5	332.5	(7.0)
Sports and Casino	5.3	8.7	(3.4)	21.8	24.1	(2.3)
Total TwinSpires	107.4	109.0	(1.6)	347.3	356.6	(9.3)
Gaming:
Fair Grounds and VSI	30.5	24.8	5.7	111.2	100.2	11.0
Presque Isle	33.6	36.1	(2.5)	91.2	90.4	0.8
Calder	26.3	25.9	0.4	81.2	74.2	7.0
Ocean Downs	33.4	31.8	1.6	82.1	78.8	3.3
Oxford	31.6	31.8	(0.2)	87.8	72.1	15.7
Riverwalk	12.6	14.5	(1.9)	41.0	47.3	(6.3)
Harlow's	11.9	13.3	(1.4)	37.0	43.9	(6.9)
Lady Luck Nemacolin	6.0	7.4	(1.4)	18.1	18.7	(0.6)
Total Gaming	185.9	185.6	0.3	549.6	525.6	24.0
All Other	1.2	23.0	(21.8)	2.2	45.0	(42.8)
Eliminations	(13.8)	(6.1)	(7.7)	(34.9)	(31.5)	(3.4)
Net Revenue	$383.1	$393.0	$(9.9)	$1,329.7	$1,232.4	$97.3
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
•Live and Historical Racing revenue increased $20.9 million primarily due to a $6.5 million increase at Churchill Downs Racetrack as a result of increased handle from holding more live race days in the third quarter of 2022 as compared to 2021, a $6.2 million increase at Oak Grove, a $3.2 million increase at Turfway Park as a result of the opening of the historical racing facility on September 1, 2022, a $2.6 million increase at Newport, a $1.3 million increase at Derby City Gaming, and a $1.1 million increase related to the Chasers and Ellis Park Transactions in September 2022.
•TwinSpires revenue decreased $1.6 million from the prior year quarter due to a decrease of $3.4 million from Sports and Casino and a $1.8 million increase from Horse Racing. The decrease in Sports and Casino was driven by the decision to exit the direct online Sports and Casino business in the first quarter of 2022. The increase in Horse Racing net revenue was driven by increased handle from our high wagering-volume customer base.
•Gaming revenue increased $0.3 million primarily due to increases at Fair Grounds and Ocean Downs. Fair Grounds revenue increased $5.7 million as a result of closures in the prior year quarter from Hurricane Ida that did not recur and incremental historical racing revenue from machines installed at certain off-track betting facilities. Ocean Downs net revenue increased $1.6 million as a result of strong attendance during the summer months. These increases were nearly

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
36

offset by decreases at our Mississippi and Pennsylvania properties as a result of current economic conditions and competitive pressures.
•All Other revenue decreased $21.8 million primarily as a result of Arlington ceasing racing and simulcast operations at the end of 2021.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
•Live and Historical Racing revenue increased $128.8 million due to a $75.7 million increase at Churchill Downs Racetrack primarily due to the running of the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021. Our HRM properties had increases of $25.7 million from Oak Grove, $15.5 million from Derby City Gaming, and $7.4 million from Newport. The increases at our HRM properties reflected the benefit of the elimination of the operating restrictions that were in place during the first half of 2021 and overall continued growth in the businesses. The increase of $3.4 million from Turfway Park was a result of the historical racing facility opening on September 1, 2022. The Chasers and Ellis Park Transactions contributed an additional $1.1 million of revenue.
•TwinSpires revenue decreased $9.3 million from the prior year primarily due to a $7.0 million decrease from Horse Racing and a $2.3 million decrease from Sports and Casino. Horse Racing net revenue decreased as a higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online in the current year compared to the prior year. The decrease in Sports and Casino net revenue was driven by the decision to exit the direct online sports and casino business in the first quarter of 2022.
•Gaming revenue increased $24.0 million primarily due to increases at Oxford and Calder as a result of certain capacity restrictions during the first half of the prior year and at Fair Grounds as a result of the 2022 Jazz Festival that was not held in the prior year due to COVID-19 and shutdowns in 2021 due to Hurricane Ida that did not recur. These increases were offset by decreases primarily at our Mississippi properties as a result of the current economic conditions and competitive pressures.
•All Other revenue decreased $42.8 million primarily as a result of Arlington ceasing racing and simulcast operations at the end of 2021.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Taxes and purses	$108.9	$109.3	$(0.4)	$345.5	$331.1	$14.4
Salaries and benefits	45.3	43.4	1.9	137.5	125.8	11.7
Content expense	39.1	44.6	(5.5)	135.4	141.8	(6.4)
Selling, general and administrative expense	38.4	36.1	2.3	112.7	99.7	13.0
Depreciation and amortization	27.5	25.9	1.6	78.7	77.9	0.8
Marketing and advertising	10.0	17.4	(7.4)	36.8	53.6	(16.8)
Transaction expense, net	1.2	2.0	(0.8)	7.4	2.1	5.3
Asset impairments	—	—	—	4.9	11.2	(6.3)
Other operating expense	49.7	46.7	3.0	160.7	139.5	21.2
Total expense	$320.1	$325.4	$(5.3)	$1,019.6	$982.7	$36.9
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses decreased $0.4 million primarily driven by decreases in taxes paid on gaming and sports wagering revenue, partially offset by increases in HRM taxes due to increases in net revenue at our HRM properties.
•Salaries and benefits expense increased $1.9 million driven primarily by the opening of the Turfway Park historical racing facility during the third quarter of 2022.
•Content expense decreased $5.5 million compared to the prior quarter. Included in the decrease was an increase in content expense of $3.9 million for TwinSpires Horse Racing.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
37

•Selling, general and administrative expense increased $2.3 million driven primarily from the opening of the Turfway Park historical racing facility during the third quarter of 2022 and an increase in salaries and related benefits.
•Depreciation and amortization expenses increased by $1.6 million driven primarily by additional capital expenditures placed in service at Churchill Downs Racetrack and Turfway Park.
•Marketing and advertising expense decreased $7.4 million primarily due to decreased online marketing by our TwinSpires Sports and Casino business due to the decision to exit the direct online sports and casino business. This decrease was partially offset by increased marketing spend at the properties in our Live and Historical racing segment.
•Transaction expense, net decreased $0.8 million primarily due to a decrease in transaction related legal and professional expenses.
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $3.0 million primarily driven by the increase in race days at Churchill Downs Racetrack and the opening of the Turfway Park historical racing facility in September 2022.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses increased $14.4 million primarily driven by the increase in net revenue at our wholly-owned gaming and HRM properties.
•Salaries and benefits expense increased $11.7 million driven by the running of the Kentucky Derby at full capacity in 2022, the capacity restrictions at our gaming properties in the prior year, and the opening of the Turfway Park historical racing facility in September 2022.
•Content expense decreased $6.4 million compared to the prior year. Included in the decrease was an increase in content expense of $3.0 million for TwinSpires Horse Racing.
•Selling, general and administrative expense increased $13.0 million driven primarily from an increase in employee benefits, legal fees and reserves, and charitable donations.
•Depreciation and amortization increased $0.8 million primarily driven by an increase in depreciation expense as a result of additional capital expenditures placed in service at Churchill Downs Racetrack and Turfway Park that was partially offset by the assets held for sale at Arlington.
•Marketing and advertising expense decreased $16.8 million primarily due to decreased online marketing by our TwinSpires Sports and Casino business due to the decision to exit the direct online sports and casino business. This decrease was partially offset by increased marketing spend at our Gaming and Live and Historical racing properties.
•Transaction expense, net increased $5.3 million primarily due to increased legal and professional expenses related to the P2E and Ellis Park Transactions.
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
•Other operating expenses include maintenance, utilities, food and beverage costs, property taxes, insurance, and other operating expenses. Other operating expense increased $21.2 million primarily driven by increases in property insurance, food and beverage costs, the running of the Kentucky Derby at full capacity in 2022, the 2022 Jazz Festival held at Fair Grounds, and the opening of the Turfway Park historical racing facility in September 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
38

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Live and Historical Racing	$34.5	$27.7	$6.8	$226.3	$144.4	$81.9
TwinSpires	31.1	22.1	9.0	89.1	69.8	19.3
Gaming	111.6	110.7	0.9	309.5	312.9	(3.4)
Total Segment Adjusted EBITDA	177.2	160.5	16.7	624.9	527.1	97.8
All Other	(14.0)	(4.4)	(9.6)	(42.0)	(27.1)	(14.9)
Total Adjusted EBITDA	$163.2	$156.1	$7.1	$582.9	$500.0	$82.9
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
•Live and Historical Racing Adjusted EBITDA increased $6.8 million due to a $1.8 million increase at Churchill Downs Racetrack driven by increased race days in the third quarter as compared to 2021 and a $5.0 million increase at our HRM properties driven primarily by a $3.1 million increase at Oak Grove and a $1.6 million increase at Newport.
•TwinSpires Adjusted EBITDA increased $9.0 million primarily due to a $11.1 million increase from our Sports and Casino business due to decreased online marketing and promotional activities in the current year quarter. This increase was offset by a $1.5 million decrease from Horse Racing due to increased content expense and a $0.6 million decrease from United Tote.
•Gaming Adjusted EBITDA increased $0.9 million driven by a $1.4 million increase from our equity investments partially offset by a $0.5 million decrease at our wholly-owned Gaming properties. The increase in our equity investments was driven by increased revenue at Rivers Des Plaines. The decrease from our wholly-owned Gaming properties is the result of decreased revenue and increases in marketing and salaries expense. Gaming Adjusted EBITDA includes $4.1 million of proceeds received for business interruption insurance claims related to Hurricane Ida.
•All Other Adjusted EBITDA decreased $9.6 million driven primarily by a $9.0 million decrease as a result of Arlington not conducting live racing in the third quarter of 2022 as we ceased racing and simulcast operations at the end of 2021. We are excluding Arlington's operating results from Adjusted EBITDA in 2022 pending the sale of the property to the Chicago Bears. Corporate expense increased $0.6 million as a result of increased salaries, benefits and charitable donations.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
•Live and Historical Racing Adjusted EBITDA increased $81.9 million due to a $59.1 million increase at Churchill Downs Racetrack driven by running the Kentucky Derby in 2022 without capacity restrictions that were in place in 2021, a $12.4 million increase at Oak Grove, a $6.9 million increase at Derby City Gaming, and a $3.8 million increase at Newport. The Chasers Transaction also produced $0.3 million of Adjusted EBITDA. These increases were partially offset by a decrease at Turfway of $0.6 million.
•TwinSpires Adjusted EBITDA increased $19.3 million primarily due to a $25.6 million increase from our Sports and Casino business due to decreased marketing and promotional activities. This was offset by a decrease of $6.1 million from Horse Racing due to the reduction in net revenue and a $0.2 million decrease at United Tote.
•Gaming Adjusted EBITDA decreased $3.4 million driven by a $5.0 million decrease at our wholly-owned Gaming properties that was partially offset by a $1.6 million increase from our equity investments. The decrease from our wholly-owned Gaming properties is primarily driven by decreased revenue and increased marketing and salaries expense. Gaming Adjusted EBITDA includes $4.1 million of proceeds received for business interruption insurance claims related to Hurricane Ida. The increase in our equity investments is driven by capacity restrictions in the prior year that are no longer in place.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
39

•All Other Adjusted EBITDA decreased $14.9 million driven by a $10.8 million decrease from Arlington as we ceased racing and simulcast operations at the end of 2021. We are excluding Arlington's operating results from Adjusted EBITDA in 2022 pending the sale of the property to the Chicago Bears. Corporate expense increased $4.1 million as a result of increased legal fees and charitable donations.
Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net income and comprehensive income	$57.0	$61.4	$(4.4)	$438.4	$205.8	$232.6

Additions:
Depreciation and amortization	27.5	25.9	1.6	78.7	77.9	0.8
Interest expense	36.2	21.7	14.5	92.6	63.1	29.5
Income tax provision	16.4	26.3	(9.9)	173.5	84.1	89.4
EBITDA	$137.1	$135.3	$1.8	$783.2	$430.9	$352.3

Adjustments to EBITDA:
Stock-based compensation expense	$9.1	$7.8	$1.3	$23.5	$20.4	$3.1
Legal reserves	—	—	—	3.2	—	3.2
Pre-opening expense	4.2	1.7	2.5	8.9	3.8	5.1
Other expense, net	1.4	—	1.4	5.7	0.2	5.5
Asset impairments	—	—	—	4.9	11.2	(6.3)
Transaction expense, net	1.2	2.0	(0.8)	7.4	2.1	5.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.1	10.7	(0.6)	31.7	30.8	0.9
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(2.0)	2.0	(12.6)	(8.0)	(4.6)
Rivers Des Plaines' legal reserves and transactions costs	0.1	0.6	(0.5)	0.6	8.6	(8.0)
Other charges	—	—	—	1.0	—	1.0
Gain on Calder land sale	—	—	—	(274.6)	—	(274.6)
Total adjustments to EBITDA	26.1	20.8	5.3	(200.3)	69.1	(269.4)
Adjusted EBITDA	$163.2	$156.1	$7.1	$582.9	$500.0	$82.9
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

(in millions)	September 30, 2022	December 31, 2021	Change
Total assets	$4,674.1	$2,981.6	$1,692.5
Total liabilities	$4,061.4	$2,674.8	$1,386.6
Total shareholders' equity	$612.7	$306.8	$305.9
Significant items affecting the comparability of our condensed consolidated balance sheets include:
•Total assets increased $1,692.5 million driven by a $1,518.3 million increase in restricted cash from cash proceeds received for the closing of the 2030 Senior Notes into escrow and the Calder land sale, $246.0 million increase in property and equipment as a result of capital expenditures at Churchill Downs Racetrack, Turfway Park, and Derby City Gaming and Ellis Park Transaction, a $136.9 million increase in other intangible assets, net from the acquisition of Chasers gaming rights and Ellis Park gaming rights and trademark, a $27.1 million increase in accounts receivable driven by simulcast and other pari-mutuel wagering activity, and a $10.9 million increase in all other assets. Partially offsetting these increases was a $180.7 million decrease in cash due to the Chasers and Ellis Park Transactions, and a

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
40

$66.0 million decrease in income tax receivable as a result of the current year income tax provision and a refund received from the IRS.
•Total liabilities increased $1,386.6 million primarily driven by a $1,197.0 million increase in notes payable, net of debt issuance costs, related to the closing of the 2030 Senior Notes into escrow, a $60.0 million increase in income tax payable primarily from the tax gain on the Calder land sale, a $51.8 million increase in other liabilities as a result of the Chasers and Ellis Park Transactions, a $33.4 million increase in accrued interest due to higher outstanding debt balances, a $27.5 million increase in accounts payable primarily due to timing of racing related payments, a $26.7 million increase in deferred income tax due to our current year income tax provision, a $20.0 million increase in accrued fixed assets driven by capital expenditures for ongoing capital projects, a $15.8 million increase in long-term debt, net of current maturities and loan origination fees primarily driven by draw on Revolver debt, a $13.1 million increase in purses payable due to our spring and summer race meets, and a $0.6 million increase in all other liabilities. Partially offsetting these increases was a $33.2 million decrease in current deferred revenue related to recognition of advanced sales for the 2022 Kentucky Derby, and a $26.1 million decrease in dividends payable due to the payment of our annual dividends.
•Total shareholders’ equity increased $305.9 million driven by a $438.4 million increase from current year net income, 23.5 million from stock-based compensation, and $2.7 million from the issuance of common stock. Partially offsetting this increase were $145.5 million in repurchases of common stock, and $13.2 million in taxes paid related to net share settlement of stock awards.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,
Cash flows from:	2022	2021	Change
Operating activities	$424.5	$391.0	$33.5
Investing activities	$(107.0)	$(55.2)	$(51.8)
Financing activities	$1,020.1	$53.5	$966.6
Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021
•Cash flows from operating activities increased $33.5 million driven by a $60.4 million increase in operating income, a $40.2 million increase in distributions from unconsolidated affiliates, and a $34.2 million in tax refunds in the current year driven by the 2020 tax return loss. Partially offsetting these increases was a $35.2 million decrease in other liabilities and accrued expenses, a $23.0 million decrease in deferred revenue primarily due to the recognition of advanced sales for the 2022 Kentucky Derby, a $19.5 million decrease in accounts payable primarily due to timing, and a $23.6 million decrease in all other operating activities. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash used in investing activities decreased $51.8 million driven by the $196.8 million increase in capital project expenditures primarily at Churchill Downs Racetrack and Turfway Park, an $81.7 million decrease due to the Ellis Park Transaction, a $33.3 million decrease due to the Chasers Transaction, a $14.8 million increase in capital maintenance expenditures and a $4.2 million increase from all other investing activities. Partially offsetting these decreases was the $279.0 million increase from proceeds from Calder land sale.
•Cash provided by financing activities increased $966.6 million primarily driven by a $863.1 million increase in net borrowings from long-term debt, a $98.9 million decrease in common stock repurchases and a $4.6 million increase from all other financing activities.
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
We have announced several project capital investments during the past year, including the following: Churchill Downs Racetrack Homestretch Club and the Turn I Experience, Derby City Gaming Expansion and Hotel, Derby City Gaming

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
41

Downtown, Turfway Park HRM Facility and Grandstand, the Queen of Terre Haute Casino Resort, and Louisiana HRMs. We currently estimate that we will spend between $325.0 million and $350.0 million for project capital in 2022, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (“2021 Stock Repurchase Program”). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We have approximately $300.2 million of repurchase authority remaining under the 2021 Stock Repurchase Program at September 30, 2022, based on trade date.
Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	September 30, 2022	December 31, 2021	Change
Revolver	$20.0	$—	$20.0
Delayed Draw Term Loan A due 2027	—	—	—
Term Loan B due 2024	381.0	384.0	(3.0)
Term Loan B-1 due 2028	295.5	297.8	(2.3)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	—	1,200.0
Total debt	3,196.5	1,981.8	1,214.7
Current maturities of long-term debt	7.0	7.0	—
Total debt, net of current maturities	3,189.5	1,974.8	1,214.7
Issuance costs, net of premiums and discounts	(15.7)	(13.8)	(1.9)
Net debt	$3,173.8	$1,961.0	$1,212.8
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
On February 1, 2021, the Company entered into the Third Amendment to the Credit Agreement to increase the restricted payments capacity during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate a share repurchase from an affiliate of TDG. Refer to Note 10, Shareholders' Equity, of the Notes to the Condensed Consolidated Financial Statements for information regarding this transaction.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
42

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
On April 13, 2022, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment") to extend the maturity date of its existing revolving credit facility to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The Fourth Amendment also provides for a senior secured Delayed Draw Term Loan A credit facility due April 13, 2027 in the amount of $800.0 million which is part of the financing for the proposed acquisition by the Company of P2E. The Company capitalized $2.8 million of debt issuance costs associated with the Revolver commitment increase and $5.8 million of debt issuance costs associated with the Delayed Draw Term Loan A which are being amortized as interest expense over the 5-year term.
The Revolver and Delayed Draw Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2022, that applicable margin was 137.5 basis points which was based on the pricing grid in the Fourth Amendment to the Credit Agreement. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
On September 26, 2022, we borrowed $20.0 million on our Revolver to provide the Company with financing for the Chasers and Ellis Park Transactions.
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

	Actual	Requirement
Interest coverage ratio	7.65 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.59 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on September 30, 2022.

In relation to the Revolver, the Company is required to pay a commitment fee on the unused portion of the Revolver determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the period ended September 30, 2022, the Company's commitment fee rate for the Revolver was 0.18%. Once drawn, the Delayed Draw Term Loan A requires quarterly payments of 1.25% of the original $800.0 million balance, or $10.0 million per quarter. The Company is required to pay an unused commitment fee for the period from and including the date that is sixty days after the Fourth Amendment up to the date funds are drawn. That fee is determined by a pricing grid based on the Company’s consolidated total net leverage ratio. For the period ended September 30, 2022, the Company's commitment fee rate for the Delayed Draw Term Loan A was 0.18%. The Term Loan B requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
43

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
2030 Senior Notes
On April 13, 2022, CDI Escrow Issuer, Inc. (the "Escrow Issuer"), a wholly-owned subsidiary of the Company, completed an offering of $1.2 billion in aggregate principal amount of 5.750% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the Notes is part of the financing for the P2E Transaction. The proceeds of the offering were placed in escrow pending satisfaction of certain conditions, including, without limitation, the consummation of the P2E Transaction. In connection with the offering, we capitalized $4.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes. Upon completion of this offering, the aggregate principal amount outstanding in escrow

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
44

of the 2030 Notes is $1.2 billion. The cash held in escrow is invested in money market accounts and included in restricted cash in the Condensed Consolidated Balance Sheet.
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
Contractual Obligations
Our commitments to make future payments as of September 30, 2022, are estimated as follows:

(in millions)	2022	2023-2024	2025-2026	Thereafter	Total
Term Loan A	$—	$80.0	$80.0	$640.0	$800.0
Interest on Term Loan A	7.8	70.5	63.1	8.3	149.7
Term Loan B	1.0	380.0	—	—	381.0
Interest on Term Loan B(1)	5.0	38.9	—	—	43.9
Term Loan B-1	0.8	6.0	6.0	282.8	295.6
Interest on Term Loan B-1(1)	3.9	30.4	29.7	17.7	81.7
Revolver	—	—	—	20.0	20.0
Interest on Revolver	0.3	2.0	2.0	0.3	4.6
2027 Senior Notes	—	—	—	600.0	600.0
2028 Senior Notes	—	—	—	700.0	700.0
2030 Senior Notes	—	—	—	1,200.0	1,200.0
Interest on 2027 Senior Notes	16.6	66.0	66.0	16.5	165.1
Interest on 2028 Senior Notes	—	66.5	66.5	49.9	182.9
Interest on 2030 Senior Notes	32.2	138.0	138.0	244.0	552.2
Operating and Finance Leases	1.7	13.0	11.6	16.0	42.3
Minimum Guarantees(2)	1.9	1.8	2.1	4.7	10.5
Total	$71.2	$893.1	$465.0	$3,800.2	$5,229.5
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 5.10% which was the rate in place as of September 30, 2022.
(2) Includes the maximum estimated exposure where we are contractually obligated to make future minimum payments.
As of September 30, 2022, we had approximately $7.4 million of tax liabilities related to unrecognized tax benefits.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
45

Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On September 30, 2022, we had $676.5 million outstanding under our Credit Agreement related to Term Loans B/B-1, which bear interest at LIBOR based variable rates. On September 30, 2022, we had $20.0 million outstanding against a Revolver capacity of $1.2 billion, which bears interest at SOFR based variable rates. On September 30, 2022, we had $800.0 million committed under our Credit Agreement related to our Delayed Draw Term Loan A. The Term Loan A will bear interest at SOFR plus 10 basis points plus an applicable margin based on the Company's net leverage ratio once it is drawn. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the Term Loans B/B-1 debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net income and cash flows from operating activities by $4.8 million. LIBOR is anticipated to be phased out by the end of 2023. Assuming the outstanding balance of the $20 million Revolver tranche remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $0.1 million. Assuming the Company was fully drawn on the Delayed Draw Term Loan A as of September 30, 2022, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $5.7 million. The Fourth Amendment to the Credit Agreement establishes SOFR as an alternative rate (other than for the Term Loans B/B1, for which a general process for establishing an alternative reference rate is provided). The impact of the use of alternative reference rates is not expected to have a material impact on our exposure to interest rate risk at this time.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
46

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following descriptions include updates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 17, Contingencies, to our Condensed Consolidated Financial Statements, for further information.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
47

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
48

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 2022	71,809	$209.34	71,652	$344.1
August 2022	109,665	210.18	109,381	321.1
September 2022	107,748	194.27	107,748	300.2
Total	289,222	$204.04	288,781
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
49

ITEM 6.    EXHIBITS

Number	Description

2.1	Amendment No. 1 to Purchase Agreement, dated as of September 2, 2022 by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporation	Exhibit 2.1 to Current Report on Form 8-K filed September 6, 2022

10.1	Churchill Downs Incorporated 2022 Executive Annual Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2022

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 26, 2022	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 26, 2022	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
51