Form 10-K
period 2022-12-31
Churchill Downs Inc
filed 2023-02-22
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☐ No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☐ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of February 15, 2023, 37,382,489 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2022 (based upon the closing sale price for such date on the Nasdaq Global Select Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $6,381,050,626.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2023 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K (“Report”) contains various “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “will,” and similar words or similar expressions (or negative versions of such words or expressions).
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, among others, that may materially affect actual results or outcomes include the following: the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather, including as a result of climate change; the effect of economic conditions on our consumers’ confidence and discretionary spending or our access to credit , including the impact of inflation; additional or increased taxes and fees; the impact of the novel coronavirus (COVID-19) pandemic, including the emergence of variant strains, and related economic matters on our results of operations, financial conditions and prospects; lack of confidence in the integrity of our core businesses or any deterioration in our reputation; loss of key or highly skilled personnel, as well as disruptions in the general labor market; the impact of significant competition, and the expectation the competition levels will increase; changes in consumer preferences, attendance, wagering, and sponsorships; risks associated with equity investments, strategic alliances and other third-party agreements; inability to respond to rapid technological changes in a timely manner; concentration and evolution of slot machine and historical racing machine (HRM) manufacturing or other technology conditions that could impose additional costs; failure to enter into or maintain agreements with industry constituents, including horsemen and other racetracks; inability to successfully focus on market access and retail operations for our TwinSpires Sports and Casino business and effectively compete; online security risk, including cyber-security breaches, or loss or misuse of our stored information as a result of a breach; reliance on our technology services and catastrophic events and system failures disrupting our operations; inability to identify and /or complete, or fully realize the benefits of acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget, or as planned; difficulty in integrating recent or future acquisitions into our operations; cost overruns and other uncertainties associated with the development of new venues and the expansion of existing facilities; general risks related to real estate ownership and significant expenditures, including risks related to environmental liabilities; personal injury litigation related to injuries occurring at our racetracks; compliance with the Foreign Corrupt Practices Act or other similar laws and regulations, or applicable anti-money laundering regulations; payment-related risks, such as risk associated with fraudulent credit card or debit card use; work stoppages and labor problems; risks related to pending or future legal proceedings and other actions; highly regulated operations and changes in the regulatory environment could adversely affect our business; restrictions in our debt facilities limiting our flexibility to operate our business; failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness; increases to interest rates (due to inflation or otherwise), disruption in the credit markets or changes to our credit ratings may adversely affect our business; increase in our insurance costs, or inability to obtain similar insurance coverage in the future, and any inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and other factors described in Item 1A. Risk Factors, of this Report and in other filings we make with the Securities and Exchange Commission.
We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.BUSINESS
Overview
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for nearly 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the TwinSpires horse racing online wagering business and the operation and development of regional casino gaming properties.
Business Segments
The Company manages its business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. Financial information about these segments is set forth in Part II, Item 8. Financial Statements and Supplementary Data, contained within this Report. In the first quarter of 2022, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. During the first quarter of 2022, our chief operating decision maker decided to include the results of our United Tote business in the TwinSpires segment as we evolve our strategy to integrate the United Tote offering with TwinSpires Horse Racing, which we believe will create additional business-to-business revenue opportunities. The prior year results in the accompanying Consolidated Statements of Comprehensive Income (Loss) conform to this presentation. Further discussion of segment financial information, and our planned investments in segment properties, is set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
During the fourth quarter of 2022, we updated our operating segments to reflect the geographies in which we operate. This change is consistent with the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. Our internal management reporting changed primarily due to the continued growth of our business, which resulted in our chief operating decision maker's desire to review the results of the Company on a geographical basis within each reportable segment. The commentary within Management’s Discussion and Analysis has been updated to conform to this change.
Live and Historical Racing
The Live and Historical Racing segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and our historical racing properties in Kentucky, Virginia, and New Hampshire.
Our Live and Historical Racing properties earn commissions primarily from pari-mutuel wagering on live and historical races, simulcast fees earned from other wagering sites, fees from racing event-related services including admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services, and revenue from food and beverage services.
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
We conducted 65 live race days in 2020, 71 live race days in 2021 and 76 live race days in 2022. In 2023, we anticipate conducting up to 79 live race days.
Churchill Downs Racetrack is located on 175 acres and has a one-mile dirt track, a 7/8-mile turf track, a stabling area, and a variety of areas, structures, and buildings that provide reserved seating for approximately 59,000 of our patrons. Churchill Downs Racetrack has one of the largest 4K video boards in the world sitting 80 feet above the ground and measuring 171 feet wide by 90 feet tall. This video board provides views of the finish line and the entire race for on-track guests, including those in the infield and guests along the entire front side of the racetrack. The facility also has permanent lighting to accommodate night races. We have a saddling paddock, and the stable area has barns sufficient to accommodate 1,400 horses and a 114-room dormitory for backstretch personnel. We have a state-of-the-art equine medical center and quarantine barns on the backside area of Churchill Downs Racetrack which reinforces our ongoing commitment to equine safety and supports our long-term international growth strategy. The Churchill Downs Racetrack facility also includes a simulcast wagering facility. We also own 83 acres of land at our auxiliary training facility, which is five miles from Churchill Downs Racetrack.
In 2002, we transferred title of the Churchill Downs Racetrack facility to the City of Louisville, Kentucky and entered into a 30-year lease for the facility as part of the financing of improvements to the Churchill Downs Racetrack facility. We can reacquire the facility at any time for $1.00 subject to the terms of the lease.

In July 2021, we announced three major multi-year capital investments to transform key areas of Churchill Downs Racetrack: The Homestretch Club, the First Turn Experience, and the Paddock Project. The Company invested $36.0 million in the new Homestretch Club which opened for the 148th Kentucky Derby in May 2022. The Homestretch Club project converted 5,200 outdoor bleacher seats into 3,250 premium reserved seats with all-inclusive amenities. The new premium reserved seats include 2,550 stadium club seats, 66 covered terraced dining tables for up to 440 guests, 30 Trackside Lounges for up to 200 guests offering a "courtside seat" experience, five private 60-person VIP Hospitality Lounges as upgrades and an 18,600 square-foot indoor hospitality space with a grand staircase and 95-foot feature bar.
The Company is investing $90.0 million in the First Turn Experience. The First Turn Experience will provide additional permanent stadium seating and a new track-level hospitality club replacing current temporary Oaks and Derby seating at the first turn of the racetrack. We plan to replace 3,400 temporary seats with 5,100 permanent covered stadium seats and a new 50,000 square-foot climate-controlled hospitality venue with reserved dining room tables, a trackside viewing terrace, and two new seating concourses to allow for better guest circulation and amenities for an incremental 2,000 reserved seats. The First Turn Experience is scheduled for completion for the 149th Kentucky Derby in May 2023.
The Company is also investing up to $200.0 million in a Paddock Project to enhance the experience for nearly every guest. The redesigned area will improve the flow of guests throughout the paddock. The Paddock Project will create a larger paddock walking ring for viewing the horses prior to the races, a new Paddock Club in the area on the first floor under the Twin Spires that will provide views of the paddock and views of the tunnel that the horses walk through, new hospitality and other amenities for guests in certain areas of the third floor clubhouse seats, and new terraces overlooking the paddock. The new Paddock Project is scheduled for completion for the 150th Kentucky Derby in May 2024.
Historical Racing Properties
The following table summarizes key information regarding our current historical racing properties:

State	Property	City/ Location	Floor Space (Sq. ft.)	Historical Racing Machines ("HRMs")
Kentucky	Derby City Gaming	Louisville, Kentucky	85,000	1,170
Kentucky	Turfway Park	Northern Kentucky	155,000	850
Kentucky	Newport	Northern Kentucky	23,000	500
Kentucky	Oak Grove	Southwestern Kentucky	180,000	1,360
Kentucky	Ellis Park	Western Kentucky	100,000	320
New Hampshire	Chasers(a)	Salem, New Hampshire	4,000	(a)
Virginia	Rosie's New Kent	Central Virginia	127,000	550
Virginia	Rosie's Richmond	Central Virginia	54,000	700
Virginia	Rosie's Hampton	Southeast Virginia	38,000	700
Virginia	Rosie's Vinton	Southern Virginia	15,000	470
Virginia	Rosie's Dumfries	Northern Virginia	19,000	150
Virginia	Rosie's Collinsville	Southern Virginia	2,000	40
Total			802,000	6,810
(a) The Company plans to expand the charitable gaming facility to accommodate HRMs and table games.
Kentucky
Louisville
The Company owns Derby City Gaming which is a state-of-the-art HRM facility that was opened in September 2018 at the Churchill Downs Racetrack auxiliary training facility. Derby City Gaming operates under the Churchill Downs Racetrack pari-mutuel racing license and has a simulcast center and a dining facility.
We are investing $80.0 million to add 135,000 square feet to the facility which will hold up to 450 additional HRMs and to build a five-story hotel with 123 rooms including amenities to better serve and attract guests. The expansion includes a VIP gaming area, a new sports bar, a stage for live entertainment and an upscale-casual restaurant and bar to create a variety of new food and beverage options for gaming and hotel guests. We recently opened the new gaming space with 200 additional HRMs. The hotel is scheduled for completion by the end of the second quarter of 2023.

The Company is also building a new $90.0 million HRM entertainment venue called Derby City Gaming Downtown ("DCG Downtown") in an existing building in downtown Louisville which is scheduled for completion in the second half of 2023. The new entertainment venue will provide an HRM gaming area, a main-level sports bar with a stage for music and live entertainment, a premium bourbon library, and an elegant wine and charcuterie lounge for guests, including locals, tourists, and convention attendees. The facility has 200 onsite parking spaces, and a retail and merchandise store will be located on the street level where guests can shop for Kentucky Derby-themed merchandise.
Southwestern Kentucky
Oak Grove Racing & Gaming ("Oak Grove") is a premier state-of-the-art live harness racing and HRM venue located on 240 acres approximately one-hour north of Nashville, Tennessee in Oak Grove, Kentucky. Oak Grove owns and operates a 5/8-mile harness racing track. In September 2020, the Company opened the simulcast and HRM facility with an event center and food and beverage venues. The 128-room hotel opened in October 2020. Oak Grove also has a 1,200-person grandstand, 3,000-person capacity outdoor amphitheater and stage, a state-of-the-art equestrian center, and a recreational vehicle park.
Northern Kentucky
The Company opened Newport Racing & Gaming ("Newport") in October 2020. Newport is an HRM entertainment venue including a simulcast area that operates as an extension of Turfway Park. Turfway Park opened in September 2022 as a state-of-the-art live thoroughbred racing and historical racing entertainment venue with a sports bar and food and beverage offerings.
Western Kentucky
The Company acquired Ellis Park Racing & Gaming ("Ellis Park") on September 26, 2022 and assumed the opportunity to build an HRM entertainment venue in Owensboro, Kentucky. We plan to invest approximately $75.0 million at these two facilities in the next year.
Virginia
The Company acquired Colonial Downs Racetrack ("Colonial Downs") and six historical racing entertainment venues in Virginia as part of the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") on November 1, 2022 ("P2E Transaction"). Colonial Downs conducts live thoroughbred racing and has a one and one-quarter mile dirt track, the widest turf track oval in North America and two off-track betting facilities ("OTBs"). The Company is investing $400.0 million to construct a large gaming resort and 102-room hotel at the Dumfries, Virginia location with the potential for expansion of up to 1,800 HRMs. The Dumfries HRM facility and hotel is scheduled for completion in 2024. The Company is also investing $30.0 million to develop a seventh HRM entertainment venue in Emporia, Virginia with a planned opening in the second half of 2023.
New Hampshire
On September 2, 2022, the Company completed the acquisition of Chasers Poker Room ("Chasers") located in Salem, New Hampshire. Chasers is a charitable gaming facility located approximately 30 miles from Boston, Massachusetts, that offers poker and a variety of table games. The Company plans to develop an expanded charitable gaming facility in Salem to accommodate HRMs and table games. We plan to invest approximately $150.0 million in total in Salem, inclusive of the amount paid to the sellers of Chasers to build the expanded facility.
TwinSpires
The TwinSpires segment includes the revenue and expenses for the TwinSpires Horse Racing, the TwinSpires Sports and Casino and the United Tote businesses. These businesses are headquartered in Louisville, Kentucky.
Horse Racing
TwinSpires Horse Racing operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by certain customers; and provides the Bloodstock Research Information Services platform for horse racing statistical data.
TwinSpires is one of the largest and most profitable legal online horse racing wagering platforms in the U.S. TwinSpires accepts pari-mutuel wagers through advance deposit wagering ("ADW") from customers residing in certain states who establish and fund an account from which these customers may place wagers via telephone, mobile applications or through the Internet. This business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon and also holds licenses from various other states where applicable. This business also offers customers streaming video of live horse races, replays, and an assortment of racing and handicapping information. BetAmerica.com is an online wagering business licensed under TwinSpires that offers wagering on horse racing throughout the U.S. We also provide technology services to third parties, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third party typically provides the brand, marketing, and limited customer functions.

We announced two of these business-to-business agreements in 2022. On September 8, 2022, we announced a multi-year agreement to enable FanDuel, a sportsbook and mobile betting operator, to create a fully integrated and seamless wagering experience with a single wallet for horse racing and sports with exclusive TV rights to racing content and non-exclusive Kentucky Derby sponsorship rights for sports wagering. On November 29, 2022, the Company announced a multi-year agreement to provide DraftKings ADW technology and other services.
Sports and Casino
Our TwinSpires Sports and Casino business includes the results of our retail sportsbooks at our wholly-owned gaming properties and through third parties in Michigan and Arizona. The Company exited the direct online Sports and Casino business during 2022 in every state except Pennsylvania and Arizona. We executed strategic market access agreements with Bet365 in Pennsylvania and with Golden Nugget in Indiana to monetize our online wagering skins beginning in 2023.
United Tote
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, calculate payoffs and displays wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to several third-party racetracks, OTBs and other pari-mutuel wagering businesses and provides these services at our facilities. On August 11, 2022, we entered into an agreement to sell 49% of United Tote, a wholly-owned subsidiary of the Company to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association ("NYRA"). NYRA is a not-for-profit corporation that operates the three largest thoroughbred horse racing tracks in the state of New York. The transaction is subject to usual and customary closing conditions, including applicable regulatory notices and approvals, and is expected to close during the first half of 2023.
Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetracks which support the casino license. The Gaming segment generates revenue and expenses from slot machines, table games, video lottery terminals ("VLTs"), video poker, HRM's, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations. The following table summarizes key information regarding our gaming properties:

State	Property	Acres	Casino Space (Sq. ft.)	Slots and Video Lottery Terminals	Table Games	Hotel Rooms	Retail Sportsbook
Wholly-owned
Florida	Calder Casino	54	106,000	1,090	6	N/A	N/A
Iowa	Hard Rock Hotel and Casino Sioux City	15	41,000	660	20	54	✓
Louisiana	Fair Grounds Race Course and Slots and Video Services LLC	145	33,000	1,620	—	N/A	✓
Maine	Oxford Casino and Hotel	97	27,000	960	28	100	N/A
Maryland	Ocean Downs Casino and Racetrack	167	70,000	850	18	N/A	✓
Mississippi	Harlow's Casino Resort and Spa	85	33,000	670	18	105	✓
Mississippi	Riverwalk Casino Hotel	22	25,000	600	11	80	✓
New York	del Lago Resort and Casino	83	94,000	1,670	76	205	✓
Pennsylvania	Presque Isle Downs and Casino	270	153,000	1,550	35	N/A	✓
Pennsylvania	Lady Luck Casino Nemacolin	—	25,000	600	26	N/A	N/A

Equity Investments
Illinois	Rivers Casino Des Plaines	21	140,000	1,510	120	N/A	✓
Ohio	Miami Valley Gaming and Racing	120	190,000	2,200	—	N/A	✓
	Total		937,000	13,980	358	544

Wholly-owned gaming properties
Florida
Calder Casino ("Calder") in Miami Gardens, Florida is located near Hard Rock Stadium, home of the Miami Dolphins. Calder offers two dining facilities and an entertainment venue. On June 17, 2022, the Company closed on the sale of 115.7 acres of land near Calder for $291.0 million, or approximately $2.5 million per acre, to Link Logistics Real Estate, a Blackstone portfolio company. The Company may sell 15-20 acres of this land in the future for retail development.
Iowa
As part of the P2E Transaction, the Company acquired Hard Rock Hotel and Casino Sioux City ("Hard Rock Sioux City"), which is a gaming facility and a hotel.
Indiana
The Company is investing up to $290.0 million in the development of the Terre Haute Casino Resort ("Terre Haute") in Terre Haute, Indiana. Terre Haute will be a gaming entertainment venue featuring 400,000 square-feet space with 1,000 slot machines, 34 table games, a 122-room luxury hotel, a retail sportsbook, and several food and beverage offerings. Terre Haute is scheduled to be completed in early 2024.
Louisiana
Fair Grounds Race Course & Slots ("Fair Grounds") is a gaming facility and race course with a bar, a simulcast facility, a one-mile dirt track, a 7/8-mile turf track, a grandstand, and a stabling area. Fair Grounds conducts approximately 80 live racing days each year. The facility includes clubhouse and grandstand seating for approximately 5,000 guests, a general admissions area, and dining facilities. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people. Fair Grounds also operates pari-mutuel wagering in 15 OTBs and Video Services LLC ("VSI") is the owner and operator of video poker machines in 12 OTBs in Louisiana.
Maine
Oxford Casino and Hotel ("Oxford"), located in Oxford, Maine, is a gaming facility with a hotel and one dining facility.
Maryland
Ocean Downs Casino and Racetrack is a gaming facility with a racetrack that conducts approximately 40 live harness racing days each year.
Mississippi
Harlow’s Casino Resort and Spa is a gaming facility and hotel. Riverwalk Casino Hotel owns and operates a hotel and two dining facilities.
New York
As part of the P2E Transaction, the Company acquired del Lago Resort and Casino ("del Lago") in Waterloo, New York, which is a gaming facility and a hotel.
Pennsylvania
Presque Isle Downs and Casino ("Presque Isle") is a gaming facility with a racetrack that conducts 90 live thoroughbred racing days each year.
The Company manages Lady Luck Casino Nemacolin ("Lady Luck Nemacolin"), approximately one mile from the Nemacolin Woodlands Resort under a management agreement that expires in June 2023.
Equity Investments
Illinois
The Company acquired 61.3% equity ownership in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines ("Rivers Des Plaines"), in March 2019. Rivers Des Plaines is a gaming entertainment venue located on 21 acres and has seven dining and entertainment facilities, and an approximate 5,000 square-foot state-of-the-art BetRivers Sports Bar. During 2022, Rivers Des Plaines completed a 78,000 square-foot expansion between the existing casino building and the recently enlarged parking garage. The two-story addition includes a new restaurant and an expanded gaming floor on the first floor, as well as a 24-table poker room, a 10,000 square-foot ballroom for private events and live entertainment, and a slot machine gaming area on the second floor. The expansion also added approximately 725 additional gaming positions.

Ohio
The Company has a 50% equity investment in Miami Valley Gaming and Racing ("MVG"). MVG is a gaming entertainment venue with a race course, racing simulcast center, a 5/8-mile harness racetrack, and a retail sportsbook.
All Other
We have aggregated Arlington International Racecourse ("Arlington") as well as certain corporate operations, and other immaterial joint ventures in All Other to reconcile to consolidated results.
Arlington
Arlington is located on 326 acres in Arlington Heights, Illinois. On February 15, 2023, the Company closed on the previously announced agreement to sell the property to the Chicago Bears for $197.2 million. The Company has classified certain assets of Arlington totaling $82.0 million as held for sale as of December 31, 2022, on the accompanying Consolidated Balance Sheets. For more information, refer to Note 4, Dispositions and Assets Held For Sale, to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
Corporate
Corporate includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our segments.
Competition
Overview
We operate in a highly competitive industry with many participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending, including spectator sports, sports wagering and other entertainment and gaming options. Our brick-and-mortar casinos compete with traditional and Native American casinos, VLTs, state-sponsored lotteries, and other forms of legalized gaming in the U.S. and other jurisdictions.
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
Live and Historical Racing
In 2022 and 2021, approximately 34,000 thoroughbred horse races were conducted in the U.S. As a racetrack operator, we compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing and purse sizes. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Our HRM entertainment venues in Kentucky, Virginia, and New Hampshire compete with regional casinos in the area and other forms of legal and illegal gaming.
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
Human Capital
We believe our human capital is material to our operations and core to the long-term success of our Company. Our focus is on attracting innovative and collaborative team members who want to build their skills in a successful and growing set of businesses focused on creating unique experiences for our guests.
Our People
As of December 31, 2022, we had a total of approximately 7,000 team members, of which 5,500 are full-time employees. As of December 31, 2022, the Live and Historical Racing segment had approximately 2,410 team members, the TwinSpires segment had 410 team members, and the Gaming segment had 3,900 team members. Nearly three-quarters of the Live and Historical Racing segment team members are full-time employees and nearly all the TwinSpires and Gaming segment team members are full-time employees. The Company’s corporate staff consists of approximately 270 employees, approximately 260 of which are full-time. The number of seasonal employees fluctuates significantly through the course of the year primarily due to the seasonal nature of our businesses. We have the highest level of seasonal team members during the second quarter when we traditionally run the Kentucky Derby.
As of December 31, 2022, approximately 770 full-time employees were covered by 19 collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our team members.
Diversity and Inclusion
We believe that a diverse workforce fosters innovation and cultivates a high-performance culture that leverages the unique perspectives of every team member to profitably grow our businesses. The Company’s Board of Directors and executive management team includes diverse individuals based on gender and race. The Company benefits from the diverse experiences of our directors and management that individually and collectively create a high-performance culture focused on executing our strategic priorities to protect and grow our businesses effectively and efficiently.
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
Compensation, Benefits, Safety and Wellness
We strive to offer market competitive salaries and wages for our team members, and we offer comprehensive health and retirement benefits to eligible employees. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions and to provide a variety of voluntary benefits and paid time away from work programs. We also provide several innovative programs designed to promote physical, emotional, and financial well-being. Our commitment to the safety of our employees, customers, and community remains a top priority, and we have safety programs at all our properties to facilitate identification and implementation of safety practices.
Governmental Regulations and Potential Legislative Changes
We are subject to various federal, state, local, and international laws and regulations that affect our businesses. The ownership, operation, and management of our Live and Historical Racing, TwinSpires, and Gaming segments are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. Our businesses and properties are also subject to legislative actions at both the federal and state level.
Live and Historical Racing Regulations
Horse racing is a highly regulated industry. In the U.S., interstate pari-mutuel wagering on horse racing is subject to the Interstate Horseracing Act of 1978, as amended in 2000 ("IHA"). Under the IHA, racetracks and ADWs can accept interstate off-track wagers if the racetracks and ADWs have approvals from (1) the host horse racetrack including a written agreement with the horsemen’s group, if applicable, (2) the host racing commission, and (3) the off-track racing commission. If these requirements are met, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.
In the U.S., individual states regulate the operations of racetracks located within their respective jurisdictions with the intent to, among other things, protect the public from unfair and illegal gambling practices, generate tax revenue, license racetracks and operators and prevent organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges, and backstretch personnel are also subject to licensing by governmental authorities.
The total number of days on which each racetrack conducts live racing may fluctuate annually based on applications and approvals.
Kentucky
In Kentucky, horse racing racetracks and HRM facilities are subject to the licensing and regulation of the Kentucky Horse Racing Commission ("KHRC"). Licenses to conduct live thoroughbred and standardbred racing meets, to participate in simulcasting, to operate HRM facilities, and to accept advance deposit wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky. Changes in Kentucky laws or regulations may limit or otherwise materially affect the types of HRMs that may be conducted and such changes, if enacted, could have an adverse impact on our Kentucky HRM operations.
Louisiana
In Louisiana, the 2021 Historical Horse Racing Act ("2021 HHR Act") allows OTBs to have up to 50 HRMs. On October 25, 2022, a number of individual plaintiffs associated with video poker and truckstops, filed a lawsuit in the 19th Judicial District Court in East Baton Rouge, Louisiana against certain racetracks in Louisiana, including Fair Grounds, alleging that the 2021 HHR Act is unconstitutional to the extent it purports to permit historical racing in a parish without a referendum. As of December 31, 2022, the Company had approximately 340 HRMs in OTBs in Louisiana. If the 2021 HHR Act is determined to be unconstitutional it could have an adverse impact on our Louisiana HRM results which are reported in our Gaming segment.
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
Sports Betting and iGaming Regulations and Potential Legislative Changes
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gave states the authority to authorize sports wagering. Thirty-three states have authorized sports betting and thirty of these states have sports betting operational as of December 31, 2022. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements.
As of December 31, 2022, the Company is operational in nine states for retail sports betting, two states for online sports betting, and one state for iGaming.
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
Marks and Intellectual Property
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
•Inflationary periods negatively impact consumers' discretionary income and could reduce the amount of income previously used for gaming and entertainment.
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
The COVID-19 pandemic and the measures taken by national, state, and local authorities in response have adversely affected and could in the future materially adversely impact the Company's business, results of operations, and financial condition. Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks. During the course of the pandemic, we experienced temporary suspension of operations of all of our wholly-owned gaming properties, certain wholly-owned racing operations, and the two casino properties related to our equity investments. The introduction of vaccine and facemask mandates in certain locations also impacted the number of customers visiting our properties.
The Company continues to monitor the COVID-19 situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company's long-term operational and financial performance remains uncertain and will depend on many factors outside the Company's control, including the timing, extent, trajectory, and duration of the pandemic, the emergence of new variants, the development, availability, distribution, and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy.
Strategic Risks
A lack of confidence in the integrity of our core businesses or any deterioration in our reputation could affect our ability to retain our customers and engage with new customers
Horse racing, pari-mutuel wagering, and casino gaming businesses depend on the public perception of integrity and fairness in their operations. To prevent cheating or erroneous payouts, necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A lack or loss of confidence in the fairness of our industries could have a material adverse impact on our business.
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

An inability to attract and retain key and highly qualified and skilled personnel, as well as disruptions in the general labor market, could impact our ability to successfully develop, operate, and grow our business
We believe that our success depends in part on our ability to hire, develop, motivate, and retain highly qualified and skilled employees throughout our organization. If we do not successfully hire, develop, motivate, and retain highly qualified and skilled employees, it is likely that we could experience significant disruptions in our operations and our ability to successfully develop, operate, and grow our business could be impacted.
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
Our Churchill Downs Racetrack and the Kentucky Derby may be adversely affected by changes in consumer preferences, attendance, wagering, and sponsorships
Our Churchill Downs Racetrack is dependent upon the number of people attending and wagering on live horse races.  If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Live and Historical Racing segment.  In addition, accidents and adverse events that may occur at our racetrack and any reputational damage as a result may negatively impact attendance at our live horse races. If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
The number and level of sponsorships are important to the success of the Kentucky Derby. Our ability to retain sponsors, acquire new sponsors, and compete for sponsorships and advertising dollars could have a material adverse impact on our business.

We are subject to significant risks associated with our equity investments, strategic alliances, and other third-party agreements
We pursue certain license opportunities, development projects and other strategic business opportunities through equity investments, joint ventures, license arrangements and other alliances with third parties.
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
With any third-party arrangement, there is a risk that our partners’ economic, business, or legal interests or objectives may not be aligned with ours, leading to potential disagreements and/or failure of the applicable project or initiative. We are also subject to risks relating to our co-investors’ failure to satisfy contractual obligations, conflicts arising between us and any of our partners and changes in the ownership of any of our co-investors.
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
Our operations in certain jurisdictions depend on agreements with industry constituents including horsemen and other racetracks, and the failure to enter into or maintain these agreements on terms acceptable to us could have a material adverse effect on our business, results of operations and financial condition
Our operations in certain jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted. For example, the Interstate Horseracing Act, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the "Horsemen’s Groups"). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. We currently negotiate formal agreements with the applicable Horsemen’s Groups at our racetracks on an annual basis. The failure to maintain agreements with, or obtain consents from, the Horsemen's Groups on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third-party races could have a material adverse impact on our business, as such failure will result in our inability to conduct live racing and export and import simulcasting.
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
We intend to focus on market access and our retail operations for our TwinSpires Sports and Casino business and there can be no assurance that we will be able to compete effectively or that we will generate sufficient returns on our investment
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. Thirty-three states have authorized sports betting and thirty of these states have sports betting operational as of December 31, 2022. Additional states may legalize sports betting in the future. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements. The market for sports betting and online gaming is rapidly evolving and highly competitive with an increasing number of competitors. The success of our retail and online sportsbook and online casino operations are dependent on a number of factors that are beyond our control, including:
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
There can be no assurance as to the returns that we will receive from TwinSpires Sports and Casino business.
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
Our systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, may not be successful. Interruptions in our services or a breach of a customer’s secure data could cause current or potential users to believe that our systems are unreliable, which could permanently harm our reputation and brand. These interruptions could also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our casinos. Such incidents could give rise to remediation costs, monetary fines, and other penalties, which could be significant. We attempt to protect against this risk with our property and business interruption insurance, which covers damage or interruption of our systems, although there is no assurance that such insurance will be adequate to cover all potential losses.
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
Our operations rely heavily on technology services, and catastrophic events and system failures with respect to these technology services could cause a significant and continued disruption to our operations
We rely on information technology and other systems to manage our business. A disruption or failure in our technology systems or operations in the event of a cyber-attack, major earthquake, weather event, terrorist attack or other catastrophic event could interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in the affected areas. Security breaches could expose the Company to a risk of loss or misuse of our or our customers’ information, litigation, and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of our technology systems could impact our operations. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, subject us to litigation, cause a loss of customers or give rise to remediation costs, monetary fines and other penalties, which could be significant.
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
The impact of these risks may cause us not to realize the intended benefits of these capital investments which could have a material adverse impact on our business.
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
We perform financial, operational, and legal diligence on the businesses we purchase; however, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate these businesses successfully and integrate them into our existing operations. In any acquisition we make, we face risks that include the following:
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

The development of new venues and the expansion of existing facilities is costly and susceptible to delays, cost overruns and other uncertainties
We may decide to develop, construct and open hotels, casinos, other gaming venues, or racetracks in response to opportunities that may arise. For example, we've announced multiple major multi-year capital investments to transform key areas of Churchill Downs Racetrack, as well as other capital investments such as the build out of Derby City Gaming Downtown, Rosie's Emporia and Dumfries, the Ellis Park Owensboro Annex, a charitable gaming facility in New Hampshire and the Terre Haute Casino Resort. Future development projects may require significant capital commitments and the incurrence of additional debt, which could have a material adverse impact on our business. In addition, we may not receive the intended benefits of such capital investments.
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
Horse racing is an inherently dangerous sport, and our racetracks are subject to personal injury litigation
Personal injuries and injuries to horses have occurred during races or workouts, and may continue to occur, which could subject us to negative publicity and / or litigation. Negative publicity may lead some customers to avoid the Company’s properties or could cause horse owners to avoid racing their horses at our racetracks. Any litigation resulting from injuries at our properties could be costly and time consuming and could divert our management and key personnel from our business operations. We buy insurance for all of our racetracks; however, our coverage may not be sufficient for all losses. Due to the potential impact of negative publicity and inherent uncertainty related to the outcome of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
Any violation of the Foreign Corrupt Practices Act, other similar laws and regulations, or applicable anti-money laundering regulations could have a negative impact on us
We are subject to risks associated with doing business outside of the U.S., including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the "FCPA") and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives, or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions.
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
Regulatory authorities also have input into important aspects of our operations, including hours of operation, location or relocation of a facility, and numbers and types of HRMs. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating pari-mutuel laws or regulations. For example, individual plaintiffs associated with video poker and truck stops in Louisiana are challenging the constitutionality of the Louisiana 2021 HHR Act which may adversely impact Fair Ground’s historical racing operations.
TwinSpires accepts ADW wagers from customers of certain states who set up and fund accounts from which they may place wagers via telephone, mobile device or through the Internet pursuant to the Interstate Horseracing Act and relevant licenses and consents. The online horse racing wagering business is heavily regulated, and laws governing ADW pari-mutuel wagering vary from state to state. State attorney generals, regulators, and other law enforcement officials may interpret state laws, federal laws, constitutional principles, and the related regulations in a different manner than we do.
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
We have pledged a significant portion of our assets as collateral under our debt facilities. If any of these lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness and our lenders could exercise their rights against the collateral we have granted them
Increases to interest rates (due to inflation or otherwise), disruptions in the credit markets, or changes to our credit ratings may adversely affect our business.
While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, interest rate increases, disruption in the credit markets, changes that may result from the implementation of new benchmark rates that replace the London Interbank Offered Rate ("LIBOR"), or changes to our credit ratings could negatively impact the availability or cost of funding.
During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. In particular, primarily in response to concerns about inflation, the U.S. Federal Reserve has significantly raised its benchmark federal funds rate, which has led to increases in interest rates in the credit markets. The U.S. Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of lower asset values, slowing economic growth and/or possibly leading to a recession. We are exposed to increases in interest rates on our variable-rate borrowings, which consist of borrowings under our credit facility and our term loans. Therefore, interest rate increases, due to inflation or otherwise, could, increase our interest expense under these variable-rate facilities in the short-term and increase our financing costs as we refinance our existing variable-rate and fixed-rate long-term borrowings in the long term, or we could incur additional interest expense related to the issuance of incremental debt. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, negatively impact our ability to maintain compliance with the financial covenants in our Credit Agreement, or increase the cost of financing our acquisition, investment, and development activity.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
We own the following real property:
Live and Historical Racing
•Kentucky
◦100 acres at Churchill Downs and our auxiliary training facility at Derby City Gaming in Louisville
◦Derby City Gaming in Louisville
◦Derby City Gaming Downtown in Louisville
◦Oak Grove Racing & Gaming in Southwestern Kentucky
◦Turfway Park in Northern Kentucky
◦Ellis Park Racing & Gaming in Northwestern Kentucky
•Virginia
◦Colonial Downs Racetrack & Rosie's in New Kent
◦Rosie's in Vinton
◦Rosie's in Richmond
Gaming
•Florida - Calder Casino in Miami Gardens
•Indiana - Terre Haute Casino Resort in Terre Haute (Opening in 2024)
•Iowa - Hard Rock Hotel & Casino in Sioux City
•Louisiana - Fair Grounds Race Course & Slots and certain VSI properties in New Orleans
•Maine - Oxford Casino & Hotel in Oxford
•Maryland - Ocean Downs Casino & Racetrack in Ocean City
•Mississippi - Riverwalk Casino Hotel in Vicksburg
•New York - del Lago Resort & Casino in Waterloo
•Pennsylvania - Presque Isle Downs & Casino in Erie

All Other
•Illinois - Arlington International Race Course in Arlington Heights - We closed on the sale of the property to the Chicago Bears on February 15, 2023.
We lease the following real property:
Live and Historical Racing
•Kentucky
◦Churchill Downs Racetrack in Louisville - we lease 158 acres under a 30-year lease entered into in 2002 where we transferred title of the facility to the City of Louisville, and retained the right to re-acquire the facility at any time for $1.00, subject to the terms of the lease as part of the financing of the improvements to the facility.
◦Newport Racing & Gaming in Northern Kentucky
•New Hampshire - Chasers Poker Room in Salem
•Virginia
◦Rosie's in Collinsville
◦Rosie's in Hampton
◦Rosie's in Dumfries
TwinSpires
•Kentucky
◦TwinSpires.com and Brisnet offices in Lexington
◦TwinSpires and United Tote offices in Louisville
•New Jersey - TwinSpires offices in Toms River
•California - United Tote offices in San Diego
•Oregon - United Tote offices Portland

Gaming
•Louisiana - Certain VSI properties in New Orleans
•Mississippi - the land and casino for Harlow's Casino Resort & Spa in Greenville
•Pennsylvania - the building for Lady Luck Casino Nemacolin in Farmington
All Other
•Kentucky - Corporate headquarters in Louisville
•Virginia - Corporate office space in Vinton
ITEM 3.LEGAL PROCEEDINGS
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
In addition to and separate from the Company’s suspension of Mr. Baffert, on February 21, 2022, the Kentucky Horse Racing Commission ("KHRC") Board of Stewards suspended Mr. Baffert from racing in Kentucky for 90 days and issued a fine to him. The KHRC rejected Mr. Baffert’s requests to stay the suspension. Mr. Baffert unsuccessfully sought judicial intervention relieving him from the KHRC suspension. On March 21, 2022, the Franklin County Circuit Court concluded Mr. Baffert was not entitled to a stay of the KHRC suspension and that he had not satisfied a single element required for a temporary injunction of the KHRC suspension. This decision was affirmed by the Kentucky Court of Appeals on April 1, 2022 in an order denying Mr. Baffert’s motion for emergency relief. After the Kentucky Court of Appeals allowed the KHRC’s 90-day suspension of Mr. Baffert to stand, plaintiffs voluntarily withdrew their motion for preliminary injunction against the Company without prejudice.
On May 2, 2022, the Company filed a motion to dismiss plaintiffs’ complaint. Plaintiffs filed a renewed motion for preliminary injunction on December 15, 2022. On February 17, 2023, the Court issued a memorandum opinion and order granting the Company’s motion to dismiss in part, allowing a portion of the due process claim to remain. In the same order, the Court denied Plaintiffs’ motion for preliminary injunction, concluding that Plaintiff had not established irreparable injury and was not likely to succeed on the merits of the remaining claim. The Company, Mr. Carstanjen, and Mr. Rankin intend to defend this matter vigorously and believe that there are meritorious legal and factual defenses against plaintiffs' allegations and requests for relief.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 15, 2023, there were approximately 2,230 shareholders of record.
Dividends
Since joining The Nasdaq Global Select Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $0.714 in October 2022, which was paid in January 2023, and we declared a dividend of $0.667 in October 2021, which was paid in January 2022.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
October 2022	157,334	$202.23	100,435	$280.2
November 2022	22,961	216.35	22,961	275.9
December 2022	31,230	215.02	23,328	270.2
Total	211,525	$205.65	146,724
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. The repurchase program has no time limit and may be suspended or discontinued at any time. For more information, refer to Note 10, Shareholders' Equity, to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
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

The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Common Stock compared to the Russell 1000 Index, S&P Midcap 400 Index, and the S&P 500 Index. During 2021, our Company moved from the Russell 2000 Index to the Russell 1000 Index due to our increase in market capitalization. We now consider the Russell 1000 Index to be our most comparable peer group index. We added the S&P Midcap 400 Index as a comparison beginning in our Annual Report on Form 10-K for the year ended December 31, 2018. The S&P Midcap 400 Index includes the Company's results and also reflects companies which have a more comparable market capitalization than the S&P 500 Index.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Churchill Downs Incorporated	$100.00	$105.47	$178.75	$254.61	$315.76	$277.99
Russell 1000 Index	$100.00	$95.22	$125.14	$151.37	$191.42	$154.80
S&P Midcap 400 Index	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
NOTE 1: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.
NOTE 2: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data. The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2022 as compared to 2021. Discussion regarding our financial condition and results of operations for 2021 as compared to 2020 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.
Our Business
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for nearly 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the TwinSpires horse racing online wagering business and the operation and development of regional casino gaming properties.
In the first quarter of 2022, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. During the first quarter of 2022, our chief operating decision maker decided to include the results of our United Tote business in the TwinSpires segment as we evolve our strategy to integrate the United Tote offering with TwinSpires Horse Racing, which we believe will create additional business-to-business revenue opportunities. For additional information, refer to Note 21 - Segment Information, to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
2022 Transactions
Peninsula Pacific Entertainment Acquisition
On November 1, 2022, the Company completed the acquisition of substantially all the assets of Peninsula Pacific Entertainment, LLC ("P2E") with a base purchase price of $2.75 billion ("P2E Transaction") subject to working capital and other purchase price adjustments. The Company acquired the following properties as part of the P2E Transaction: Colonial Downs Racetrack ("Colonial Downs") in New Kent, Virginia, six historical racing entertainment venues in Virginia, del Lago Resort & Casino in Waterloo, New York ("del Lago"), and the Hard Rock Hotel & Casino in Sioux City, Iowa ("Hard Rock Sioux City"). The P2E Transaction also included development rights for two properties currently under development in Dumfries and Emporia, Virginia with up to five additional Historical Racing Machines ("HRMs") entertainment venues as well as ONE Casino and Resort in collaboration with Urban One.
Chasers Poker Room Acquisition
On September 2, 2022, the Company completed the acquisition of Chasers Poker Room ("Chasers") in Salem, New Hampshire ("Chasers Transaction"). Chasers is a charitable gaming facility located approximately 30 miles from Boston, Massachusetts, that offers poker and a variety of table games. The Company plans to develop an expanded charitable gaming facility in Salem to accommodate HRMs and table games. As part of the Chasers Transaction, the Company made an initial payment to the sellers for rights to operate the poker room and to build a historical racing entertainment venue.
Ellis Park Acquisition
On September 26, 2022, the Company completed the acquisition of Ellis Park Racing & Gaming ("Ellis Park Transaction"). Ellis Park Racing & Gaming ("Ellis Park") is a racetrack and gaming facility venue with HRMs. As part of the acquisition, the Company also acquired the rights to construct an HRM entertainment venue in Owensboro, Kentucky.
Calder Land Sale
On June 17, 2022, the Company closed on the sale of 115.7 acres of land near Calder Casino ("Calder") for $291.0 million to Link Logistics Real Estate, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million which was net of $12.0 million of transaction costs. We recognized a gain of $274.6 million on the sale of the land, which is included in other income in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Exacta Systems, LLC Acquisition
On December 19, 2022, the Company announced that it entered into a definitive agreement under which we would acquire all the outstanding equity interests of Exacta Systems, LLC ("Exacta") for total consideration of $250.0 million in cash (the "Exacta Transaction"), subject to certain working capital and other purchase price adjustments. The Exacta Transaction will provide the Company the ability to realize synergies related to the Company's recent acquisition of the HRM entertainment venues in Virginia.

Other Business Activities
Impairment
During the quarter ended December 31, 2022, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of the Company's intangible assets, goodwill, or property and equipment, were impaired. Based on the Company's evaluation, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle Downs and Casino ("Presque Isle") gaming rights, trademark, and the reporting unit's goodwill due to continued negative economic conditions that negatively impacted the estimates and assumptions utilized in our indefinite-lived intangible asset impairment assessment. As a result of the updated discount rate to reflect the increased uncertainty of the cash flows and updated projected cash flow stream, the Company recorded a $33.4 million non-cash impairment charge in fourth quarter of 2022 for the Presque Isle gaming rights and trademark.
Exit of the Direct Online Sports and Casino Business
In 2022, the Company exited the direct online Sports and Casino business in every state except for Pennsylvania and Arizona. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets or property and equipment, were impaired. Based on the Company’s evaluation, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the TwinSpires segment. The Company will maintain its retail Sports operations and has monetized two of its online market access licenses
Impact of the COVID-19 Global Pandemic
In March 2020, as a result of the COVID-19 outbreak, we temporarily suspended operations at our wholly-owned and managed gaming properties. In May 2020, we began to reopen our properties with patron restrictions and gaming limitations, which fluctuated with the changing environment. All of our gaming properties have remained open since January 2021.
The 146th Kentucky Oaks and Derby were held in the third quarter of 2020 without spectators. During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. Due to such restrictions, our revenues from the Kentucky Oaks and Derby in each year were significantly less than we would otherwise expect. The 148th Kentucky Oaks and Derby were held in the second quarter of 2022 without capacity restrictions.
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
–Direct online Sports and Casino business exit costs; and
–Other transaction expense, including legal, accounting and other deal-related expense.
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:

–The impact of changes in fair value of interest rate swaps, and
–Legal reserves and transaction costs;
•Asset impairments;
•Gain on Calder land sale;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
As of December 31, 2021, Arlington International Racecourse ("Arlington") ceased racing and simulcast operations. On February 15, 2023, the Company closed on the sale of the property to the Chicago Bears. For more information, refer to Note 4, Dispositions and Assets Held for Sale, to the notes to consolidated financial statements included in this Annual Report on Form 10-K. Arlington's operating loss in the current quarter and year is treated as an adjustment to EBITDA and is included in Other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income (Loss). See the Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA included in this section for additional information.
Business Highlights
In 2022, we delivered strong performance while continuing the execution of several organic investments and completing the largest acquisition in our Company’s history that collectively we believe will provide long-term sustainable value creation. We delivered strong growth in net revenue, operating income, net income, and Adjusted EBITDA compared to fiscal year 2021:
•Net revenue was $1.8 billion, up $212.6 million or 13%;
•Net income was $439.4 million, up $190.3 million or 76%;
•Adjusted EBITDA was $763.6 million, up $136.6 million, or 22%; and
•Cash from continuing operations was $510.8 million, up $51.3 million or 11%.
Live and Historical Racing Segment:
•Adjusted EBITDA was $287.5 million, up $112.5 million or 64% from fiscal year 2021.
•Churchill Downs Racetrack:
▪Derby Week successfully returned to full capacity at Churchill Downs Racetrack with the 148th Kentucky Derby with over 147,000 fans gathered in person to watch the most exciting two minutes in sports on the first Saturday in May.
▪We successfully completed the Homestretch Club prior to the 148th Kentucky Derby and approximately $8.0 million under budget.
▪We continued construction on the new First Turn Experience which will be completed for the 149th Kentucky Derby in May 2023 and the Paddock Project for the 150th Kentucky Derby in May 2024.
▪We extended the partnership with Woodford Reserve as the Presenting Sponsor for the Kentucky Derby through 2027.
•Derby City Gaming delivered record net revenue and Adjusted EBITDA. We continued construction of the gaming floor expansion and new five-story hotel.
•Oak Grove delivered record net revenue and Adjusted EBITDA.
•We celebrated the opening of the new HRM entertainment venue and racetrack facility at Turfway Park in September 2022.
•We began construction of Derby City Gaming Downtown in Louisville, Kentucky as a new HRM entertainment venue.
•We completed the acquisition of Chasers in Salem, New Hampshire on September 2, 2022, which will enable the Company to expand its HRM strategy with table games to the New England market.
•We completed the acquisition of Ellis Park in Henderson, Kentucky in September 2022 including the rights to build an HRM entertainment venue in Owensboro, Kentucky.

TwinSpires Segment:
•Adjusted EBITDA was $114.1 million, up $31.4 million or 38% from fiscal year 2021.
•We announced a multi-year agreement with FanDuel to enable FanDuel to create a fully integrated and seamless wagering experience with a single wallet for their customers who want to bet on sports and on horse racing with FanDuel TV driving ongoing engagement beginning in January 2023.
•We announced a multi-year agreement with DraftKings to provide ADW technology and other services.
•We announced the exit of the Online Sports & Casino business in February 2022 and ceased online wagering in Tennessee, Colorado, Indiana, New Jersey, and Michigan.
•We have executed strategic market access agreements with Bet365 in Pennsylvania and with Golden Nugget in Indiana to monetize our online wagering skins.
Gaming
•The Gaming Segment delivered a record $421.9 million of Adjusted EBITDA, an increase of $10.0 million or 2.4% from fiscal year 2021.
•We generated wholly-owned same-store casino margins of 34.5% in 2022, down 2.0 basis points from 2021 and 5.8 basis points higher than 2019.
•Rivers Des Plaines completed their $90 million gaming floor expansion in April 2022 which added 725 gaming positions, a 24-table poker room and additional amenities.
•We began construction of a $290 million casino, hotel, and entertainment venue in Terre Haute, Indiana.
•We completed the sale of 115.7 acres of land near Calder for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate on June 17, 2022. We also executed a §1031 transaction to defer approximately $76.0 million of taxes related to the sale of the land.
Environmental, Social, and Governance
•We expanded our ESG efforts including the ongoing promotion of responsible gaming; initiatives at our properties to lessen energy and water usage, to decrease carbon emissions, and to responsibly manage waste; increasing investments in the communities in which we operate and supporting our teams through educational and leadership development; and further diversification of our Board of Directors and increasing engagement with our shareholders.
•We continued our diversity, equity, and inclusion initiatives (DE&I) including the roll-out of our mission, vision, culture statement, and core values company-wide.
All Other
•We closed the sale of our Arlington Heights, Illinois property to the Chicago Bears for $197.2 million on February 15, 2023.
•We completed the acquisition of substantially all the assets of P2E with a base purchase price of $2.75 billion on November 1, 2022. The P2E assets acquired included Colonial Downs and six HRM entertainment venues in Virginia, del Lago in New York, and Hard Rock Sioux City, as well as the development rights for Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and ONE Casino & Resort in Virginia in collaboration with Urban One.
▪We completed the financing for the acquisition in April 2022 by closing a $1.2 billion Senior Secured Revolver due 2027, $800 million of Senior Secured Delayed Draw Term Loan A due 2027, and $1.2 billion of Senior Notes due 2030 at a 5.75% interest rate.
•We announced a definitive agreement to acquire Exacta for $250.0 million. The acquisition will provide the Company the opportunity to realize additional synergies related to our recent acquisition of the P2E HRM assets in Virginia.
The Company’s total shareholder return was (12)% for 2022 compared to (19)% for the Russell 1000 and (18)% for the S&P 500. The Company’s five-year total shareholder return for 2022 was 178% compared to 55% for the Russell 1000 and 57% for the S&P 500. The preceding shareholder return calculations assume dividends are reinvested.

We remain committed to delivering strong financial results and long-term sustainable growth. Our businesses generate strong cash flow and we have a solid balance sheet that supports our organic growth as well as strategic acquisitions that we believe will create long-term value for our shareholders.
Our Operations
We manage our operations through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming.
Refer to Part I, Item 1. Business, of this Annual Report on Form 10-K for more information on our segments and a description of our competition and government regulations and potential legislative changes that affect our business.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,		Change
(in millions)	2022	2021
Net revenue	$1,809.8	$1,597.2	$212.6
Operating income	321.8	284.4	37.4
Operating income margin	17.8%	17.8%
Net income from continuing operations	$439.4	$249.1	$190.3
Adjusted EBITDA	763.6	627.0	136.6
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
•Net revenue increased $212.6 million driven by a $205.5 million increase from Live and Historical Racing primarily due to revenue attributable to the Virginia properties acquired in the P2E, Ellis Park and Chasers Transactions, the running of the 2022 Kentucky Derby without capacity restrictions that were in place in 2021, and continued growth at our Oak Grove property and at Derby City Gaming and a $60.5 million increase from Gaming primarily due to our New York and Iowa properties acquired in the P2E Transaction and increased revenue in Maine, Florida, and Maryland as a result of certain capacity restrictions during the first half of 2021 that did not recur. Partially offsetting these increases were a $15.0 million decrease in TwinSpires primarily due to a decrease in Horse Racing as a higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online and the exit of our direct online Sports and Casino business in the first quarter of 2022 and a $38.4 million decrease from All Other, primarily due to Arlington not conducting live racing and simulcast during 2022.
•Operating income increased $37.4 million due to a $93.5 million increase in Live and Historical Racing primarily due to the running of the 2022 Kentucky Derby without restrictions, increases in revenue at our historical racing facilities in Kentucky, and the incremental revenue from the acquired properties in Virginia, and a $37.2 million increase in TwinSpires driven by decreased online marketing and promotions expense. Partially offsetting these increases were a $34.2 million increase in transaction expense driven by the P2E Transaction, a $25.7 million increase in selling, general and administrative expenses due to an increase in Corporate compensation related expenses, legal fees, and charitable donations, a $23.0 million increase in asset impairments, a decrease of $9.3 million in All Other due to Arlington not conducting live racing in 2022, and a $1.1 million decrease in Gaming.
•Net income from continuing operations increased $190.3 million. The following items impacted comparability of the Company's net income from continuing operations for the year ended December 31, 2022 compared to the prior year: a $198.7 million non-cash after tax gain on the sale of Calder assets and a $6.5 million after tax decrease in expense related to Rivers Des Plaines' legal reserves and transaction costs. Offsetting these increases in net income were a $17.8 million non-cash after-tax increase in asset impairments; a $35.5 million after-tax increase in transaction, pre-opening and other expenses, net, a $2.8 million after-tax increase in legal reserves, and $0.7 million of other charges. Excluding these items, net income increased $41.8 million primarily due to a $63.5 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $21.7 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $136.6 million driven by a $112.5 million increase from Live and Historical Racing primarily due to an increase attributable to the Virginia properties acquired in the P2E, Ellis Park and Chasers Transactions, an increase due to the running of the 2022 Kentucky Derby without capacity restrictions that were in place in 2021, and continued growth at our Oak Grove property and at Derby City Gaming, a $31.4 million increase from TwinSpires primarily due to a decrease in marketing spend as a result of exiting the Sports and Casino business, and a $10.0 million increase from Gaming driven by an increase in New York and Iowa from the properties acquired as part of the P2E Transaction and an increase primarily from our properties in Maine, Florida, and Louisiana as a result of capacity restrictions in 2021 that did not recur. These increases were partially offset by declines in Mississippi and Pennsylvania driven by the current economic factors and a $17.3 million decline in All Other primarily due to Arlington not conducting live racing and simulcast operations in 2022.

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenues:

	Years Ended December 31,		Change
(in millions)	2022	2021
Live and Historical Racing	$646.4	$430.6	$215.8
TwinSpires	441.6	457.8	(16.2)
Gaming	761.8	698.4	63.4
All Other	3.3	49.2	(45.9)
Eliminations	(43.3)	(38.8)	(4.5)
Net Revenue	$1,809.8	$1,597.2	$212.6
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
•Live and Historical Racing revenue for 2022 increased $215.8 million primarily due to $62.4 million in revenue attributable to the Virginia properties acquired in the P2E Transaction, $8.0 million in revenue attributable to properties acquired in the Ellis Park and Chasers Transactions, $77.6 million increased revenue at Churchill Downs Racetrack primarily due to the running of the 2022 Kentucky Derby without capacity restrictions that were in place in 2021, and $67.8 million increase driven primarily by growth at our Oak Grove property and Derby City Gaming as well as the opening of Turfway Park in September 2022.
•TwinSpires revenue decreased $16.2 million primarily due to a decrease in pari-mutuel handle as a higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online and the decision to exit the direct online Sports and Casino business in the first quarter of 2022.
•Gaming revenue increased $63.4 million primarily due to $46.5 million attributable to our New York and Iowa properties acquired in the P2E Transaction, $25.5 million in Maine, Florida, and Maryland as a result of certain capacity restrictions during the first half of 2021 and a $9.7 million increase in Louisiana as a result of the 2022 Jazz Festival that was not held in the prior year due to COVID-19 and shutdowns in 2021 due to Hurricane Ida that did not recur. Partially offsetting these increases was a decrease of $18.3 million primarily from our Mississippi and Pennsylvania properties due to the current economic conditions.
•All Other revenue decreased $45.9 million primarily as a result of Arlington ceasing racing and simulcast operations at the end of 2021.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,		Change
(in millions)	2022	2021

Taxes and purses	$473.7	$434.5	$39.2
Content expense	173.7	182.6	(8.9)
Salaries and benefits	196.0	170.3	25.7
Selling, general and administrative expense	164.2	138.5	25.7
Depreciation and amortization	113.7	103.2	10.5
Marketing and advertising expense	52.9	74.5	(21.6)
Asset impairments	38.3	15.3	23.0
Transaction expense	42.1	7.9	34.2
Other operating expense	233.4	186.0	47.4
Total expense	$1,488.0	$1,312.8	$175.2
Percent of revenue	82%	82%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Significant items affecting comparability of consolidated operating expense include:
•The additional properties acquired as part of the P2E, Ellis Park and Chasers Transactions drove increases in taxes and purses, salaries and benefits, selling, general and administrative and other operating expenses.
•In May 2022, we ran the Kentucky Derby without capacity restrictions which drove increases in salaries and benefits and other operating expenses.
•In addition to the impacts from the acquisitions, Corporate compensation related expenses, legal fees, and charitable donations also contributed to increases in selling, general and administrative expenses.
•The decline of $21.6 million in marketing and advertising expense was primarily due to decreased online marketing by our TwinSpires Sports and Casino business due to the decision to exit the direct online Sports and Casino business. This decrease was partially offset by increased marketing spend at the Kentucky HRM properties in our Live and Historical Racing segment.
•The increase in asset impairments was driven by a $33.4 million non-cash impairment charge at Presque Isle.
•Transaction expense increased $34.2 million due to the P2E, Ellis Park, and Chasers Transactions.

Adjusted EBITDA by Segment
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

	Year Ended December 31,		Change
(in millions)	2022	2021
Live and Historical Racing	$287.5	$175.0	$112.5
TwinSpires	114.1	82.7	31.4
Gaming	421.9	411.9	10.0
Total segment Adjusted EBITDA	823.5	669.6	153.9
All Other	(59.9)	(42.6)	(17.3)
Total Adjusted EBITDA	$763.6	$627.0	$136.6
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
•Live and Historical Racing Adjusted EBITDA increased $112.5 million due to a $30.1 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $0.7 million increase attributable to properties acquired in the Ellis Park and Chasers Transactions, a $59.1 million increase at Churchill Downs Racetrack primarily due to the running of the 2022 Kentucky Derby without capacity restrictions that were in place in 2021, and a $22.6 million increase primarily due to the continued growth at our Oak Grove property and at Derby City Gaming.
•TwinSpires Adjusted EBITDA increased $31.4 million primarily due to a $40.0 million increase from our Sports and Casino business primarily due to decreased marketing and promotional activities and an $8.6 million decrease attributable to lower Horse Racing net revenue.
•Gaming Adjusted EBITDA increased $10.0 million driven by a $17.9 million increase in New York and Iowa from the properties acquired as part of the P2E Transaction, an $11.6 million increase primarily from our properties in Maine, Florida, and Louisiana as a result of capacity restrictions in 2021 that did not recur, and a $2.8 million increase from our equity investments. Partially offsetting these increases was a decrease of $22.3 million primarily from our Mississippi and Pennsylvania properties due to the current economic conditions.
•All Other Adjusted EBITDA decreased $17.3 million primarily due to the elimination of the $9.7 million operating income related to Arlington as a result of ceasing racing and simulcast operations at the end of 2021 and a $7.6 million increase in Corporate compensation related expenses, legal fees, and charitable donations.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Years Ended December 31,		Change
(in millions)	2022	2021
Net income and comprehensive income attributable to Churchill Downs Incorporated	$439.4	$249.1	$190.3
Net loss attributable to noncontrolling interest	—	—	—
Net income	439.4	249.1	190.3
Loss from discontinued operations, net of tax	—	—	—
Income from continuing operations, net of tax	439.4	249.1	190.3
Additions:
Depreciation and amortization	113.7	103.2	10.5
Interest expense	147.3	84.7	62.6
Income tax provision	169.4	94.5	74.9
EBITDA	$869.8	$531.5	$338.3

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$31.8	$27.8	$4.0
Legal reserves	3.8	—	3.8
Other charges	7.4	0.2	7.2
Pre-opening expense and other expense	13.2	5.8	7.4
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	42.8	41.5	1.3
Changes in fair value of Rivers Des Plaines' interest rate swaps	(12.6)	(12.9)	0.3
Rivers Des Plaines' legal reserves and transactions costs	0.6	9.9	(9.3)
Other charges and recoveries, net	1.0	—	1.0
Gain on Calder land sale	(274.6)	—	(274.6)
Transaction expense, net	42.1	7.9	34.2
Asset impairments	38.3	15.3	23.0
Total adjustments to EBITDA	(106.2)	95.5	(201.7)
Adjusted EBITDA	$763.6	$627.0	$136.6

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
(in billions)	2022	2021
Total assets	$6.2	$3.0	$3.2
Total liabilities	5.6	2.7	2.9
Total shareholders’ equity	0.6	0.3	0.3
•Total assets increased $3.2 billion driven by a $2.4 billion increase in goodwill and other intangibles from the P2E, Ellis Park and Chasers Transactions and a $1.0 billion increase in property and equipment, net from the P2E and Ellis Park Transactions and construction projects. Partially offsetting these increases was a $0.2 billion decrease in cash and cash equivalents due to outflows for bond and term loan interest, capital expenditures related to ongoing construction projects and payments for the purchases of Ellis Park and Chasers.
•Total liabilities increased $2.9 billion driven by a $1.2 billion increase in notes payable, net of debt issuance costs, related to the closing of the 2030 Senior Notes, a $1.4 billion increase in long-term debt, driven by the P2E

Transaction, a $0.2 billion increase in liabilities assumed as part of the P2E, Ellis Park and Chasers Transactions, and an increase in deferred income taxes.
•Total shareholders’ equity increased $0.3 billion driven by net income of $0.4 billion, partially offsetting this increase was $0.1 billion of primarily stock repurchases, and taxes paid related to net share settlement of stock awards.
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
The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,		Change
(in billions)	2022	2021
Cash Flows from:
Operating activities	$0.5	$0.5	$—
Investing activities	(3.1)	(0.1)	(3.0)
Financing activities	2.4	—	2.4
Operating Cash Flow
Cash provided by operating activities increased from increased operating income, increased distributions from unconsolidated affiliates, and tax refunds in the current year driven by prior years' tax return losses. These increases were partially offset by an increase in net interest paid and transaction costs paid as part of the P2E Transaction and other operating expenses. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
Investing Cash Flow
Cash used in investing activities increased $3.0 billion driven primarily by $3.0 billion used for the P2E, Ellis Park and Chasers Transactions, increased capital maintenance expenditures of $0.3 billion, partially offset by proceeds from the Calder land sale of $0.3 billion.
Financing Cash Flow
Cash provided by financing activities increased $2.4 billion primarily driven by a $2.3 billion increase in net borrowings from long-term debt and a $0.1 billion decrease in common stock repurchases.
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
We have announced several project capital investments, including the following: Churchill Downs Racetrack First Turn Experience and the Paddock Project, the Derby City Gaming Expansion and Hotel, Derby City Gaming Downtown, the Ellis Park HRM facility in Owensboro, Kentucky, the Terre Haute Casino Resort, a New Hampshire HRM Facility, the Virginia HRM entertainment venues in Dumfries and Emporia, and HRMs in our Louisiana OTBs. We currently expect our project capital to be approximately $575 to $675 million in 2023, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $270.2 million of repurchase authority remaining under this program on December 31, 2022.

Dividends
On October 25, 2022, the Company's Board of Directors approved an annual cash dividend on our common stock of $0.714 per outstanding share, which represented a 7% increase over the prior year. The dividend was payable on January 6, 2023 to shareholders of record as of the close of business on December 2, 2022. The 7% increase marked the 12th consecutive year that the Company has increased the dividend. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered.
Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		Change
(in millions)	2022	2021
Term Loan B due 2024	$380.0	$384.0	$(4.0)
Term Loan B-1 due 2028	294.7	297.8	(3.1)
Term Loan A due 2027	800.0	—	800.0
Revolver	664.1	—	664.1
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	—	1,200.0
Total debt	4,638.8	1,981.8	2,657.0
Current maturities of long-term debt	47.0	7.0	40.0
Total debt, net of current maturities	4,591.8	1,974.8	2,617.0
Issuance cost and fees	(33.1)	(13.8)	(19.3)
Total debt	$4,558.7	$1,961.0	$2,597.7
Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement ("2017 Credit Agreement") with a syndicate of lenders. The 2017 Credit Agreement provided for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver was a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million.
The Term Loan B bears interest at LIBOR plus 200 basis points and requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2022, the Company's commitment fee rate was 0.175%.
On March 17, 2021, the Company entered into the Incremental Joinder Agreement No. 1 (the "Joinder") to its 2017 Credit Agreement which provided $300.0 million in New Term Loan Commitments ("Term Loan B-1") as a new tranche of term loans under the existing 2017 Credit Agreement (as conformed to recognize the new loan) and carries a maturity date of March 17, 2028.
The Term Loan B-1 bears interest at LIBOR plus 200 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement.
On April 13, 2022, the Company amended the 2017 Credit Agreement (as amended, the "Credit Agreement") to extend the maturity date of its existing Revolver to April 13, 2027, to increase the commitments under the existing Revolver from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The amendment also provides for a senior secured Delayed Draw Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. For more information regarding the P2E Transaction, refer to Note 3, Acquisitions, to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The Revolver and Delayed Draw Term Loan A bear interest at the Secured Overnight Financing Rate ("SOFR") plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2022, that applicable margin was 125 basis points which was based on the pricing grid in the Credit Agreement. During 2022, we have borrowed $664.1 million on our Revolver which provided the Company with financing for the Chasers, Ellis Park, and P2E Transactions. For more regarding the Chasers, Ellis Park and P2E Transactions, refer to Note 3, Acquisitions, to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The Company had $524.8 million available borrowing capacity, after consideration of $11.1 million in outstanding letters of credit, under the Revolver as of December 31, 2022.
The phase-out of LIBOR for existing debt agreements is set for June 30, 2023. The Credit Agreement includes a general process for establishing an alternative reference rate to the extent LIBOR is phased out. The Company is in the process of transitioning its financing from LIBOR to alternative reference rates. These transition activities are not expected to have a material impact on the Company’s financial statements.
The Credit Agreement is collateralized by substantially all the wholly-owned assets of the Company. The Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio.

	Actual as of December 31, 2022	Requirement
Interest coverage ratio	6.6 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.9 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2022.
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
The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2027 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time at redemption prices set forth in the 2027 Indenture. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock, (ii) pay dividends or make other restricted payments, (iii) make certain investments, (iv) create liens, (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments, (vi) sell assets, (vii) merge or consolidate with other entities, and (viii) enter into transactions with affiliates.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Existing 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Existing 2028 Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes due in 2021.
On March 17, 2021, the Company completed an offering of $200.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Additional 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional 2028 Notes were offered under the indenture dated as of December 27, 2017, governing the $500.0 million aggregate principal amount of 4.75% Senior Unsecured Notes due 2028 and form a part of the same series for purposes of the indenture. Upon completion of this offering, the aggregate principal amount outstanding of the Existing 2028 Notes, together with the Additional 2028 Notes (collectively, the "2028 Senior Notes"), is $700.0 million.
The Additional 2028 Notes were issued at 103.25% of the principal amount, plus interest deemed to have accrued from January 15, 2021, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2021. The 2028 Senior

Notes will vote as one class under the indenture governing the 2028 Senior Notes. The 3.25% premium is being amortized through interest expense, net over the term of the Additional 2028 Notes.
The Company used the net proceeds from the Additional 2028 Notes and the Term Loan B-1: (i) to repay indebtedness outstanding under our Revolver, (ii) to fund related transaction fees and expenses, and (iii) for working capital and other general corporate purposes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2028 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock, (ii) pay dividends or make other restricted payments, (iii) make certain investments, (iv) create liens, (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments, (vi) sell assets, (vii) merge or consolidate with other entities, and (viii) enter into transactions with affiliates.
2030 Senior Notes
On April 13, 2022, a wholly-owned subsidiary of the Company completed an offering of $1.2 billion in aggregate principal amount of 5.75% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that was exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the 2030 Senior Notes was part of the financing utilized for the P2E Transaction. The Company held the net proceeds of this transaction of $1.2 billion in escrow until the proceeds were utilized to complete the P2E Transaction on November 1, 2022, at which time CDI assumed the obligation and became the Issuer.
The 2030 Senior Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 13, 2022, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2022. The 2030 Senior Notes will vote as one class under the indenture governing the 2030 Senior Notes.
The Issuer may redeem some of or all the 2030 Senior Notes at any time prior to April 1, 2025, at redemption prices set forth in the 2030 Offering Memorandum.

Contractual Obligations
Our commitments to make future payments as of December 31, 2022, are estimated as follows:

(in millions)	2023	2024-2025	2026-2027	Thereafter	Total
Dividends	$27.0	$—	$—	$—	$27.0
Term Loan B	4.0	376.0	—	—	380.0
Interest on Term Loan B (1)	22.1	21.7	—	—	43.8
Revolver	—	—	664.1	—	664.1
Interest on Revolver (1)	38.3	76.6	49.2	—	164.1
Term Loan B-1	3.0	6.0	6.0	279.8	294.8
Interest on Term Loan B-1 (1)	17.2	33.9	33.1	3.5	87.7
Term Loan A	40.0	80.0	680.0	—	800.0
Interest on Term Loan A(1)	45.9	84.9	49.4	—	180.2
2027 Senior Notes	—	—	600.0	—	600.0
2028 Senior Notes	—	—	—	700.0	700.0
2030 Senior Notes	—	—	—	1,200.0	1,200.0
Interest on 2027 Senior Notes	33.0	66.0	49.5	—	148.5
Interest on 2028 Senior Notes	33.3	66.5	66.5	16.6	182.9
Interest on 2030 Senior Notes	69.0	138.0	138.0	175.0	520.0
Operating and Finance Leases	8.9	16.5	12.0	22.0	59.4
All other	2.5	5.2	5.0	11.6	24.3
Total	$344.2	$971.3	$2,352.8	$2,408.5	$6,076.8
(1)    Interest includes the estimated contractual payments under our Credit Facility assuming no change in the weighted average borrowing rate of 5.77%, which was the rate in place as of December 31, 2022.
As of December 31, 2022, we had approximately $6.4 million of unrecognized tax benefits.
Critical Accounting Policies and Estimates
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 2, Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
We use various valuation methods to determine initial fair value of our indefinite-lived intangible assets, including the Greenfield Method and relief-from-royalty method of the income approach, all of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The use of these valuation methods requires us to make significant estimates and assumptions about future revenue and operating expenses, expected start-up costs, capital expenditures, royalty rate, and the discount rate. The fair values of gaming rights are generally determined using the Greenfield Method, which is an income approach methodology that calculates the present value based on a projected cash flow stream. This method assumes that the gaming rights provides the opportunity to develop a casino or historical racing facility in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs of the acquired business, and the discount rate are the primary assumptions and estimates used in these valuations. The fair values of trademarks are generally determined using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the trademarks. The estimated future revenue, royalty rate, and the discount rate are the primary assumptions and estimates used in these valuations. The discount rates used to discount expected future cash flows to present value are generally derived from the weighted average cost of capital analysis and adjusted for the size and/or risk of the asset. Changes in estimates or the application of alternative assumptions could produce significantly different results.
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•general economic trends; and
•interest rate and credit risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, HRM entertainment venues, online wagering sites, and gaming facilities, and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On December 31, 2022, we had $2.1 billion outstanding under our Credit Agreement, which bears interest at LIBOR and SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR or SOFR rate would reduce net income and cash flows from operating activities by $15.4 million. The phase-out of LIBOR for existing debit agreements is set for June 30, 2023. The Credit Agreement includes a general process for establishing an alternative reference rate to the extent LIBOR is phased out. The Company is in the process of transitioning its financing from LIBOR to alternative reference rates. These transition activities are not expected to have a material impact on the Company’s financial statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31,

(in millions, except per common share data)	2022	2021	2020
Net revenue:
Live and Historical Racing	$614.6	$409.1	$169.6
TwinSpires	436.4	451.4	430.1
Gaming	755.9	695.4	435.3
All Other	2.9	41.3	19.0
Total net revenue	1,809.8	1,597.2	1,054.0
Operating expense:
Live and Historical Racing	400.9	288.9	179.0
TwinSpires	293.6	345.8	293.1
Gaming	537.9	476.3	357.9
All Other	11.0	40.1	30.5
Selling, general and administrative expense	164.2	138.5	114.8
Asset impairments	38.3	15.3	17.5
Transaction expense	42.1	7.9	1.0
Total operating expense	1,488.0	1,312.8	993.8
Operating income	321.8	284.4	60.2
Other income (expense):
Interest expense, net	(147.3)	(84.7)	(80.0)
Equity in income of unconsolidated affiliates	152.7	143.2	27.7
Gain on Calder land sale	274.6	—	—
Miscellaneous, net	7.0	0.7	0.1
Total other income (expense)	287.0	59.2	(52.2)
Income from continuing operations before provision for income taxes	608.8	343.6	8.0
Income tax (provision) benefit	(169.4)	(94.5)	5.3
Income from continued operations, net of tax	439.4	249.1	13.3
Loss from discontinued operations, net of tax	—	—	(95.4)
Net income (loss)	439.4	249.1	(82.1)
Net loss attributable to noncontrolling interest	—	—	(0.2)
Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$439.4	$249.1	$(81.9)

Net income (loss) per common share data - basic:
Continuing operations	$11.58	$6.45	$0.34
Discontinued operations	$—	$—	$(2.41)
Net income (loss) per common share - basic	$11.58	$6.45	$(2.07)

Net income (loss) per common share data - diluted:
Continuing operations	$11.42	$6.35	$0.33
Discontinued operations	$—	$—	$(2.41)
Net income (loss) per common share - diluted	$11.42	$6.35	$(2.08)

Weighted average shares outstanding:
Basic	37.9	38.6	39.6
Diluted	38.5	39.2	40.1

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$129.8	$291.3
Restricted cash	74.9	64.3
Accounts receivable, net	81.5	42.3
Income taxes receivable	14.0	66.0
Other current assets	44.3	37.6
Total current assets	344.5	501.5
Property and equipment, net	1,978.3	994.9
Investment in and advances to unconsolidated affiliates	659.4	663.6
Goodwill	723.8	366.8
Other intangible assets, net	2,391.8	348.1
Other assets	27.0	18.9
Long-term assets held for sale	82.0	87.8
Total assets	$6,206.8	$2,981.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145.5	$81.6
Accrued expenses and other current liabilities	361.0	231.7
Income taxes payable	2.1	0.9
Current deferred revenue	39.0	47.7
Current maturities of long-term debt	47.0	7.0
Dividends payable	27.0	26.1
Total current liabilities	621.6	395.0
Long-term debt (net of current maturities and loan origination fees of $10.2 in 2022 and $6.2 in 2021)	2,081.6	668.6
Notes payable (net of debt issuance costs of $22.9 in 2022 and $7.6 in 2021)	2,477.1	1,292.4
Non-current deferred revenue	11.8	13.3
Deferred income taxes	340.8	252.9
Other liabilities	122.4	52.6
Total liabilities	5,655.3	2,674.8
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150.0 shares authorized; 37.4 shares issued and outstanding December 31, 2022 and 38.1 shares at December 31, 2021	—	—
Retained earnings	552.4	307.7
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	551.5	306.8
Total liabilities and shareholders' equity	$6,206.8	$2,981.6
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2022, 2021 and 2020

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2019	39.7	$—	$509.2	$(0.9)	$2.7	$511.0
Net loss			(81.9)		(0.2)	(82.1)
Purchase of noncontrolling interest			(0.5)		(2.5)	(3.0)
Issuance of common stock	0.1	2.4				2.4
Repurchase of common stock	(0.2)	(4.3)	(23.6)			(27.9)
Cash settlement of stock awards			(12.7)			(12.7)
Taxes paid related to net share settlement of stock awards	(0.1)	(3.6)	(15.1)			(18.7)
Stock-based compensation		23.7				23.7
Adoption of ASC 842			(0.5)			(0.5)
Cash dividends ($0.622 per share)			(25.1)			(25.1)
Balance, December 31, 2020	39.5	18.2	349.8	(0.9)	—	367.1
Net income			249.1			249.1
Issuance of common stock	0.2	2.5				2.5
Repurchase of common stock	(1.5)	(48.5)	(249.0)			(297.5)
Taxes paid related to net share settlement of stock awards	(0.1)		(16.1)			(16.1)
Stock-based compensation		27.8				27.8
Cash dividends ($0.667 per share)			(26.1)			(26.1)
Balance, December 31, 2021	38.1	—	307.7	(0.9)	—	306.8
Net income			439.4			439.4
Issuance of common stock	0.3	2.7				2.7
Repurchase of common stock	(0.9)	(34.5)	(141.0)			(175.5)
Taxes paid related to net share settlement of stock awards	(0.1)		(26.9)			(26.9)
Stock-based compensation		31.8				31.8
Cash dividends ($0.714 per share)			(26.8)			(26.8)
Balance, December 31, 2022	37.4	$—	$552.4	$(0.9)	$—	$551.5
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31,

(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$439.4	$249.1	$(82.1)
Loss from discontinued operations, net of tax	—	—	(95.4)
Income from continuing operations, net of tax	$439.4	$249.1	$13.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113.7	103.2	92.9
Equity in income of unconsolidated affiliates	(152.7)	(143.2)	(27.7)
Distributions from unconsolidated affiliates	156.9	109.4	30.7
Stock-based compensation	31.8	27.8	23.7
Deferred income taxes	108.7	9.8	30.1
Asset impairments	38.3	15.3	17.5
Amortization of operating lease assets	5.3	5.3	5.0
Gain on Calder land sale	(274.6)	—	—
Other	7.4	5.3	4.5
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Income taxes	28.2	12.9	(34.6)
Deferred revenue	(12.7)	10.7	(8.3)
Other assets and liabilities	21.1	53.9	(3.9)
Net cash provided by operating activities	510.8	459.5	143.2
Cash flows from investing activities:
Capital maintenance expenditures	(50.2)	(39.5)	(23.0)
Capital project expenditures	(373.3)	(52.3)	(211.2)
Acquisition of businesses, net of cash acquired	(2,918.5)	—	—
Acquisition of gaming rights, net of cash acquired	(33.3)	—	—
Proceeds from the Calder land sale	279.0	—	—
Other	(7.4)	(8.6)	(5.2)
Net cash used in investing activities	(3,103.7)	(100.4)	(239.4)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	2,862.4	780.8	726.1
Repayments of borrowings under long-term debt obligations	(205.4)	(430.9)	(580.4)
Payment of dividends	(26.0)	(24.8)	(23.4)
Repurchase of common stock	(174.9)	(297.5)	(28.4)
Cash settlement of stock awards	—	—	(12.7)
Taxes paid related to net share settlement of stock awards	(28.4)	(12.9)	(18.7)
Debt issuance costs	(27.3)	(6.9)	(2.0)
Change in bank overdraft	13.3	(10.5)	13.4
Other	2.3	2.2	2.1
Net cash provided by (used in) financing activities	2,416.0	(0.5)	76.0
Cash flows from discontinued operations:
Operating cash flows of discontinued operations	26.0	(124.0)	(1.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(150.9)	234.6	(21.5)
Cash, cash equivalents and restricted cash, beginning of year	355.6	121.0	142.5
Cash, cash equivalents and restricted cash, end of year	$204.7	$355.6	$121.0

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$133.6	$77.5	$79.6
Cash paid for income taxes	68.6	72.4	1.6
Cash received from income tax refunds	61.6	—	—

Schedule of non-cash investing and financing activities:
Dividends payable	$27.0	$27.0	$25.8
Deferred payment on gaming rights included in accounts payable and accrued expenses	50.6	—	—
Property and equipment additions included in accounts payable and accrued expense and other current liabilities	51.3	18.7	12.9
Repurchase of common stock in payment of income taxes on stock-based compensation included in accrued expense and other current liabilities	1.7	3.2	—
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for nearly 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the TwinSpires horse racing online wagering business and the operation and development of regional casino gaming properties.
We own and operate 13 live and historical racing entertainment venues in three states, one of the largest online horse racing wagering platforms in the U.S., twelve casino gaming properties in ten states and ten retail sportsbooks. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
In the first quarter of 2022, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. During the first quarter of 2022, our chief operating decision maker decided to include the results of our United Tote business in the TwinSpires segment as we evolve our strategy to integrate the United Tote offering with TwinSpires Horse Racing, which we believe will create additional business-to-business revenue opportunities. For additional information, refer to Note 21, Segment Information.
Acquisition of Peninsula Pacific Entertainment
On November 1, 2022, the Company completed the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") with a base purchase price of $2.75 billion ("P2E Transaction") subject to working capital and other purchase price adjustments. The P2E assets acquired included Colonial Downs Racetrack ("Colonial Downs") and six Historical Racing Machine ("HRM") entertainment venues in Virginia, del Lago Resort & Casino in New York ("del Lago"), and Hard Rock Hotel & Casino in Iowa ("Hard Rock Sioux City"), as well as the development rights for Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and the potential for ONE Casino and Resort in Virginia in collaboration with Urban One.
Refer to Note 3, Acquisitions, for further information on the transaction.
Acquisition of Ellis Park and Chasers Poker Room
Chasers Poker Room Acquisition
On September 2, 2022, the Company completed the acquisition of Chasers Poker Room ("Chasers") in Salem, New Hampshire (the "Chasers Transaction"). As part of the transaction, we made an initial payment to the sellers for rights to operate the poker room and to build an HRM venue. Additional payments will be made once all necessary permits are obtained, and the planned historical racing entertainment venue is opened. The Company plans to develop an expanded charitable gaming facility in Salem to accommodate HRMs and table games.
Ellis Park Acquisition
On September 26, 2022, the Company completed the acquisition of Ellis Park Racing & Gaming ("Ellis Park") in Henderson, Kentucky, from Enchantment Holdings, LLC, an affiliate of Laguna Development Corporation, for total consideration of $79.0 million in cash, subject to certain working capital and other purchase price adjustments (the "Ellis Park Transaction").
Refer to Note 3, Acquisitions, for further information on the transactions.
Impact of the COVID-19 Global Pandemic
In March 2020, as a result of the COVID-19 outbreak, we temporarily suspended operations at our wholly-owned and managed gaming properties. In May 2020, we began to reopen our properties with patron restrictions and gaming limitations, which fluctuated with the changing environment. All of our gaming properties have remained open since January 2021.
The 146th Kentucky Oaks and Derby were held in the third quarter of 2020 without spectators. During the second quarter of 2021, we held the 147th Kentucky Oaks and Derby with capacity restrictions in compliance with Kentucky venue limitations at that time. Due to such restrictions, our revenues from the Kentucky Oaks and Derby in each year were significantly less than we would otherwise expect. The 148th Kentucky Oaks and Derby were held in the second quarter of 2022 without capacity restrictions.
The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control. We will continue to monitor for new developments related to the pandemic and assess these developments to maintain continuity in our operations.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Exit of the Direct Online Sports and Casino Business
In 2022, the Company exited the direct online Sports and Casino business in every state except for Pennsylvania and Arizona. The Company will maintain its retail Sports operations and has monetized two of its online market access licenses.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities ("VIEs") for which we or one of our consolidated subsidiaries is the primary beneficiary. We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack ("on-track revenue") and revenue we earn from exporting our live racing signals to other racetracks, off-track betting facilities ("OTBs"), and advance deposit wagering providers ("export revenue"). For simulcast races we display at our racetracks, OTBs, and TwinSpires' platforms, we recognize revenue we earn from providing a wagering service to our customers on these imported live races ("import revenue"). TwinSpires import revenue is generated through advance deposit wagering which consists of patrons wagering through an advance deposit account. Each wagering contract for on-track revenue, and import revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue and import revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. We may provide cash incentives in conjunction with wagering transactions we accept from TwinSpires' customers. These cash incentives represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage-based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
We recognize revenue we earn from providing a wagering service to our customers on historical races at our HRM facilities. The transaction price for HRM revenue is based on the established commission rate we are entitled to retain for each wager on the HRM. We recognize HRM revenue once the historical race has been completed on the HRM, net of the liability to the pool.
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
Our admission contracts are either for a single live racing event day or multiple days. Our PSLs, sponsorships, and television rights contracts generally relate to multiple live racing event days. Multiple day admission, PSLs, sponsorships, and television

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
rights contracts contain a distinct series of services that form single performance obligations. Sponsorship contracts generally include performance obligations related to admissions and advertising rights at our racetracks. Television rights contracts contain a performance obligation related to the rights to distribute certain live racing events on media platforms. The transaction prices for our admissions, PSLs, sponsorships, and television rights contracts are fixed. We allocate the transaction price to our sponsorship contract performance obligations based on the estimated relative standalone selling price of each distinct service.
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
Gaming revenue primarily consists of gaming transactions. Other operating revenue, such as food and beverage or hotel revenue, is recognized once delivery of the product or service has occurred.
The transaction price for gaming transactions is the difference between gaming wins and losses. Gaming wager revenue is recognized when the wager settles.
The majority of our HRM facilities and gaming properties offer loyalty programs that enable customers to earn loyalty points based on their play. HRM and gaming transactions involve two performance obligations for those customers earning loyalty points under the Company’s loyalty programs and a single performance obligation for customers who do not participate in the program. Loyalty points are primarily redeemable for free wagering activities and food and beverage. For purposes of allocating the transaction price in an HRM and gaming transaction between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a loyalty point that can be redeemed for wagering activities or food and beverage. For gaming transactions, an amount of the transaction price allocated to the gaming performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. For HRM transactions, the amount of the transaction price allocated to the HRM performance obligation is the commission rate we are entitled to retain. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a wagering transaction or food and beverage, and such goods or services are delivered to the customer.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Allowance for Doubtful Accounts Receivable
Upon our adoption of Accounting Standards Update ("ASU") of the Accounting Standards Codification ("ASC") No. 2016-13, Financial Instruments - Credit Losses ("ASC 326") on January 1, 2020, we maintain an allowance for doubtful accounts for current expected credit losses on our financial assets measured at amortized cost which are primarily included in Accounts receivable, net in the accompanying Consolidated Balance Sheets. The Company evaluates current expected credit losses on a collective (pool) basis when similar risk characteristics exist. Write-offs are recognized when the Company concludes that all or a portion of a financial asset is no longer collectible. Any subsequent recovery is recognized when it occurs.
Internal Use Software
Internal use software costs for our TwinSpires' segment software are capitalized in Property and equipment, net in the accompanying Consolidated Balance Sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over the software's estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $11.2 million in 2022, $10.7 million in 2021, and $10.5 million in 2020. We incurred amortization expense of approximately $10.7 million in 2022, $10.3 million in 2021, and $9.4 million in 2020, for projects which had been placed in service.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
indicated and determine whether the impairment is "other-than-temporary" based on an assessment of all relevant factors, including consideration of our intent and ability to retain our investment until the recovery of the unrealized loss. We estimate fair value using a discounted cash flow analysis based on estimated future results of the investee.
Business Combinations
We account for acquisitions of businesses in accordance with ASC 805, Business Combinations. We initially allocate the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of consideration transferred recorded as goodwill. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination are not considered part of consideration and are expensed as incurred. Refer to Note 3, Acquisitions, for further information.
Leases
We determine if an arrangement is a lease at inception and categorize as either operating or finance based on the criteria of ASC 842. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Operating and finance leases are included in Property and equipment, net; Accrued expense and Other current liabilities; and Other liabilities in the accompanying Consolidated Balance Sheets. We generally do not separate lease and non-lease components for our lease contracts. We do not apply the right-of-use assets ("ROUA") and leases liability recognition requirements to short-term leases.
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
We do not have any material leases where we are the lessor.
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
Self-insurance Accruals
We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and certain employee health coverage costs, and we purchase insurance for claims that exceed our self-insurance retention or deductible levels. We record self-insurance reserves that include accruals of estimated settlements for known claims ("Case Reserves"), as well as accruals of third-party actuarial estimates for claims incurred but not yet reported ("IBNR"). Case Reserves represent estimated liabilities for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including allocated loss adjustment expense, which generally include claims settlement costs such as legal fees. IBNR includes the provision for unreported claims, changes in case reserves and future payments on reopened claims.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Key variables and assumptions include, but are not limited to, loss development factors and trend factors such as changes in workers' compensation laws, medical care costs and wages. These loss development factors and trend factors are developed using our actual historical losses. It is possible that reasonable alternative selections would produce different reserve estimates.
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $52.9 million in 2022, $74.5 million in 2021, and $31.4 million in 2020 in our accompanying Consolidated Statements of Comprehensive Income (Loss).
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
Insurance Recoveries
The Company maintains insurance policies that provide coverage for property damages and business interruption. Losses due to physical damages are recognized during the accounting period in which the loss occurs, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as operating expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
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
Recent Accounting Pronouncements - effective in 2023 or thereafter
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and to simplify the accounting for transitioning from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance. In December 2022, the FASB deferred the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. The use of LIBOR was phased out at the end of 2021, although the phase-out of U.S. dollar LIBOR for existing agreements has been delayed until June 2023. We continue to monitor developments related to the LIBOR transition and identification of an alternative, market-accepted rate.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
3. ACQUISITIONS
Chasers Poker Room
On September 2, 2022, the Company completed the Chasers Transaction which was treated as an asset acquisition because substantially all the value of the gross assets acquired was concentrated in the gaming rights. The Company made an initial payment at closing and recorded a liability for the remaining payments due on a future date. In conjunction with the acquisition, the Company recorded an $82.2 million gaming rights intangible asset which represented its fair value at the date of acquisition.
The fair value of the gaming rights acquired in the Chasers Transaction was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the gaming rights intangible asset based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a gaming or historical racing facility in a specified region, and that the present value of the projected cash flows is a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue, future operating expenses, start-up costs, and discount rate were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights.
Ellis Park
On September 26, 2022, the Company completed the Ellis Park Transaction for total consideration of $79.0 million in cash, plus $3.5 million in working capital and other preliminary purchase price adjustments. The fair values of the Ellis Park Transaction were based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The areas of the preliminary valuations that are not yet finalized relate to the amounts for income taxes, working capital adjustments and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period. The preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $1.4 million, at the date of acquisition were as follows: property and equipment of $19.3 million, indefinite-lived gaming rights of $47.4 million, indefinite-lived trademark of $3.6 million, goodwill of $9.2 million, and net working capital of $1.6 million.
The Company has not included other disclosures regarding the Chasers or Ellis Park Transactions as they are immaterial to our business.
P2E Transaction
On November 1, 2022, the Company completed the acquisition of substantially all the assets of P2E for a preliminary purchase consideration of $2,835.9 million, net of cash acquired. The P2E assets acquired included Colonial Downs and six HRM entertainment venues in Virginia, del Lago in New York, and Hard Rock Sioux City in Iowa, as well as the development rights for Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and ONE Casino & Resort in Virginia in collaboration with Urban One.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed, net of cash acquired of $126.4 million, as of November 1, 2022:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in millions)	Total
Accounts receivable, net	$9.8
Other current assets	7.2
Property and equipment	611.2
Goodwill	347.8
Other intangible assets	1,941.5
Deferred taxes	20.8
Other assets	16.0
Total assets acquired	$2,954.3

Accounts payable	4.0
Accrued expenses and other current liabilities	96.9
Other liabilities assumed	17.5
Total liabilities assumed	$118.4
Net assets acquired (net of cash)	$2,835.9
The fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized
Gaming rights	$1,865.6
Trademark	75.9
Total intangible assets	$1,941.5
Current assets and current liabilities were valued at the existing carrying values, as these items are short term in nature and represent management's estimated fair value of the respective items at November 1, 2022.
The property and equipment acquired primarily relates to land, buildings, equipment, and furniture and fixtures. The fair value of the land was determined using the market approach and the fair values of the remaining property and equipment were primarily determined using the cost replacement method which is based on replacement or reproduction costs of the assets.
The fair value of the gaming rights was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible assets provide the opportunity to develop a casino or historical racing facility in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs, and discount rates were the primary assumptions and estimates in the valuation of the gaming rights. The gaming rights intangible assets were assigned an indefinite useful life based on the Company's expected use of the assets and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights.
The trademark intangible assets were valued using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible assets by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the assets. The estimated future revenue, royalty rates, and discount rates were the primary assumptions and estimates in the valuation of the trademarks. The trademarks were assigned an indefinite useful life based on the Company’s intention to keep the trademarks for an indefinite period of time.
Goodwill of $347.8 million was recognized due to the expected contribution of P2E to the Company's overall business strategy. The goodwill was assigned to the Gaming segment in the amount of $129.1 million and to the Live and Historical Racing segment in the amount of $218.7 million and is mostly deductible for tax purposes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The preliminary purchase consideration is subject to adjustment upon finalization of customary post-closing adjustments related to working capital. The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for income taxes, property and equipment, and intangible assets, adjustments to working capital, and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period.
For the period November 1, 2022 through December 31, 2022, the operations of the properties acquired as part of the P2E Transaction, including the associated retail sportsbooks, generated net revenue of $109.7 million and net income of $42.9 million.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the P2E Transaction had occurred as of January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2021.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net revenue	$2,348.7	$2,153.6
Net income	$535.4	$205.1
4. DISPOSITIONS, ASSETS HELD FOR SALE & DISCONTINUED OPERATIONS
Calder Land Sale
On June 17, 2022, the Company closed on the sale of 115.7 acres of land near Calder Casino ("Calder") for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million which was net of $12.0 million of transaction costs. We recognized a gain of $274.6 million on the sale of the land, which is included in Other income in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The gain consisted of cash proceeds of $279.0 million offset by the carrying value of the assets sold of $4.4 million. The proceeds were held by a qualifying intermediary in an interest-bearing account until they could be utilized in a like-kind exchange.
The Company utilized proceeds and interest earned from the sale to purchase property as part of the P2E Transaction and to invest in other replacement properties that qualify as Internal Revenue Code §1031 transactions to defer the federal income tax on the gain on the Calder land sale. The Company completed one reverse like-kind exchange in June 2022 involving our $9.9 million investment in real property for the Derby City Gaming Downtown facility in Louisville, Kentucky, and one reverse like-kind exchange in December 2022 involving our $24.9 million investment in real property for the Terre Haute Casino Resort in Vigo County, Indiana ("Terre Haute"). The remaining proceeds were used to execute a forward like-kind exchange with the P2E Transaction to purchase real property associated with del Lago in November 2022.
As of December 31, 2022, the Company recorded a $76.0 million deferred tax liability on the Condensed Consolidated Balance Sheets.
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
The Company has classified certain assets of Arlington International Racecourse ("Arlington") totaling $82.0 million and $81.5 million as held for sale as of December 31, 2022 and December 31, 2021, respectively, on the accompanying Consolidated Balance Sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
The Company executed a forward like-kind exchange transaction by purchasing certain property as part of the P2E Transaction for $197.2 million. An exchange accommodation titleholder ("EAT"), a type of variable interest entity, was used to facilitate this reverse like-kind exchange. The Company determined that it is the primary beneficiary of the EAT, thus the property held by the EAT has been consolidated and recorded in Property and equipment, net on the Condensed Consolidated Balance Sheets. On February 15, 2023, the Company closed on the sale and fully realized all the planned tax savings.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated and Manasa Thimmegowda v. Big Fish Games, Inc. The $124.0 million settlement was paid on March 25, 2021. During 2022, the Company received a $26.0 million tax refund related to the capital loss associated with this settlement.
5. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	December 31,
(in millions)	2022	2021
Grandstands and buildings	$1,217.8	$745.5
Equipment	574.5	491.9
Tracks and other improvements	304.3	221.7
Land	161.2	101.3
Furniture and fixtures	172.0	78.9
Construction in progress	353.7	65.8
	2,783.5	1,705.1
Accumulated depreciation	(837.1)	(736.7)
Subtotal	1,946.4	968.4
Operating lease right-of-use assets	31.9	26.5
Total	$1,978.3	$994.9
Depreciation expense was $109.0 million in 2022, $98.4 million in 2021 and $88.0 million in 2020 and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income (Loss).
6. GOODWILL
Goodwill, by segment, is comprised of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balance, December 31, 2020	$52.4	$152.2	$161.2	$1.0	$366.8
Adjustments	—	—	—	—	—
Balance, December 31, 2021	52.4	152.2	161.2	1.0	366.8
Additions	227.9	—	129.1	—	357.0
Balance, December 31, 2022	$280.3	$152.2	$290.3	$1.0	$723.8

In 2022, we established goodwill of $9.2 million related to the Ellis Park Transaction and $347.8 million related to the P2E Transaction. Refer to Note 3 - Acquisitions for more information on the Ellis Park and P2E Transactions.
We performed our annual goodwill impairment analysis as of April 1, 2022. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. Based on the results of these analyses, no goodwill impairments were identified in connection with our annual impairment testing.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
7. OTHER INTANGIBLE ASSETS
Other intangible assets, net is comprised of the following:

	December 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11.0	$(10.1)	$0.9	$11.0	$(9.4)	$1.6
Other	10.2	(5.5)	4.7	10.4	(4.6)	5.8
Customer relationships	4.7	(3.3)	1.4	4.7	(2.8)	1.9
Gaming licenses	5.1	(2.5)	2.6	5.1	(2.3)	2.8
	$31.0	$(21.4)	$9.6	$31.2	$(19.1)	$12.1
Indefinite-lived intangible assets:
Trademarks			125.7			47.7
Gaming rights			2,256.5			288.2
Other			—			0.1
Total			$2,391.8			$348.1
During 2022 we established indefinite-lived intangibles assets of $5.0 million for gaming rights associated with the planned development of Terre Haute. We also established indefinite-lived intangible assets of $82.2 million for the gaming rights related to the Chasers Transaction, as well as, $47.4 million for gaming rights and $3.6 million for trademarks related to the Ellis Park Transaction. We also established indefinite-lived intangible assets of $1.9 billion for the gaming rights and $75.9 million for the trademarks related to the P2E Transaction. Refer to Note 3 - Acquisitions for more information on the Chasers, Ellis Park and P2E Transactions.
Amortization expense for definite-lived intangible assets was $4.7 million in 2022, $4.8 million in 2021, and $4.9 million in 2020, and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income (Loss). We submitted payments of $2.3 million in 2022 and 2021 for annual license fees for Calder, which are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of trademarks and state gaming rights in Indiana, Maine, Maryland, Mississippi, Louisiana, Pennsylvania, Kentucky, New Hampshire, New York, Iowa, and Virginia.
Refer to Note 8, Asset Impairments, for information regarding intangible asset impairments recognized during 2022.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2022, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded their carrying value other than impairments described in Note 8, Assets Impairments.
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2023	$2.4
2024	1.8
2025	1.0
2026	0.5
2027	0.3
Future estimated amortization expense does not include additional payments of $2.3 million in 2023 and in each year thereafter for the ongoing amortization of future expected annual Calder license fees not yet incurred or paid.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
8. ASSET IMPAIRMENTS
Presque Isle Impairment 2022
During the quarter ended December 31, 2022, the Company evaluated whether it was more likely than not that any of the Company's intangible assets, goodwill, or property and equipment, were impaired. The Company concluded that a trigger event for impairment testing occurred related to the Presque Isle Downs and Casino ("Presque Isle") gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of current negative economic trends. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of April 1, 2022, changes in carrying values, changes in discount rates, and the impact of negative economic trends on cash flows.
Based on the 2022 trigger event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the Company recognized an impairment of $33.4 million in the fourth quarter of 2022 for the Presque Isle gaming rights and trademark.
The fair value of the Presque Isle reporting unit's goodwill was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies.
In accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other, the Company performed the impairment testing of the Presque Isle gaming rights and trademark prior to testing Presque Isle goodwill. Based on the trigger event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the project cash flow stream. As a result, the Company did not recognize an impairment for Presque Isle goodwill in the fourth quarter of 2022 because the fair value exceeded the carrying value.
Other Impairments
On February 24, 2022, the Company announced plans to exit the direct online Sports and Casino business. The Company will maintain its retail Sports operations and pursue monetization of its online market access licenses. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets or property and equipment, were impaired. Based on the Company’s evaluation, the Company concluded that a trigger event for impairment testing occurred related to certain TwinSpires assets. As a result, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the TwinSpires segment.
During the quarter ended December 31, 2021, the Company recorded a $4.1 million non-cash impairment charge related to certain assets in the TwinSpires segment due to changes in expectations of future realization of certain third-party market access royalty prepayments related to our New Jersey sports betting and iGaming that resulted in projected future cash flows being less than carrying value in the fourth quarter of 2021.
During the quarter ended June 30, 2021, the Company recorded an $11.2 million non-cash impairment charge related to certain assets at Churchill Downs Racetrack included in our Live and Historical Racing segment. The impairment was due to a change in the Churchill Downs Racetrack capital plans and the Company's planned use of these assets.
Presque Isle Impairment 2020
During the quarter ended March 31, 2020, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of the Company's intangible assets, goodwill, or property and equipment, were impaired. The Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of the COVID-19 global pandemic.
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
Based on the trigger event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the Company recognized an impairment of $15.0 million in first quarter of 2020 for the Presque Isle gaming rights.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
9. INCOME TAXES
Components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Current provision (benefit):
Federal	$41.0	$66.1	$(38.7)
State and local	19.7	18.5	3.0
Foreign	—	0.1	0.1
	60.7	84.7	(35.6)
Deferred provision:
Federal	79.9	7.5	28.7
State and local	28.8	2.3	1.5
Foreign	—	—	0.1
	108.7	9.8	30.3
Income tax provision (benefit)	$169.4	$94.5	$(5.3)
Income from continuing operations before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Domestic	$608.9	$343.7	$8.2
Foreign	(0.1)	(0.1)	(0.2)
Income from continuing operations before provision for income taxes	$608.8	$343.6	$8.0
Our income tax provision (benefit) is different from the amount computed by applying the federal statutory income tax rate to income from continuing operations before taxes as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Federal statutory tax on earnings before income taxes	$127.9	$72.1	$1.7
State income taxes, net of federal income tax benefit	32.6	15.8	(0.6)
Non-deductible officer's compensation	7.6	6.4	3.5
Valuation allowance - state and foreign net operating losses	2.5	1.8	1.1
Uncertain tax positions	2.3	0.1	1.7
Re-measurement of deferred taxes	1.3	(1.5)	1.9
Windfall deduction from equity compensation	(2.3)	(1.4)	(1.3)
Net operating loss carry back - CARES Act	—	—	(13.3)
Other	(2.5)	1.2	—
Income tax provision (benefit)	$169.4	$94.5	$(5.3)
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Components of our deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
§ 163(j) interest expense limitation carryforward	$18.2	$—
Lease liabilities	12.6	10.2
Net operating losses and credits carryforward	8.1	8.8
Deferred liabilities	7.4	5.1
Deferred compensation plans	7.0	6.9
Deferred income	3.6	4.7
Research and experimental expenditures	3.0	—
Deferred tax assets	59.9	35.7
Valuation allowance	(5.7)	(3.2)
Net deferred tax asset	54.2	32.5
Deferred tax liabilities:
Property and equipment in excess of tax basis	158.7	69.7
Equity investments in excess of tax basis	141.6	128.9
Intangible assets in excess of tax basis	78.1	74.1
Right-of-use assets	12.3	9.9
Other	4.3	2.8
Deferred tax liabilities	395.0	285.4
Net deferred tax liability	$(340.8)	$(252.9)

As of December 31, 2022, we had U.S. state and foreign net operating losses with tax values of $7.7 million and $0.5 million, respectively. We have recorded a valuation allowance of $5.7 million due to the fact that it is unlikely that we will generate income in certain state and foreign jurisdictions which is necessary to utilize the deferred tax assets. We also had U.S. state tax credits with a tax value of $1.3 million that do not expire which we expect to fully utilize.
The Internal Revenue Service has completed audits through 2012. Tax years 2019 and after are open to examination. Tax year 2015 and 2018 are open to examination as a result of the Company's claim for refund of 2015 and 2018 tax from carrying back its 2020 net operating loss and 2021 capital loss pursuant to the CARES Act.
As of December 31, 2022, we had approximately $6.4 million of total gross unrecognized tax benefits, excluding interest of $0.5 million. If the total gross unrecognized tax benefits were recognized, there would be a $5.8 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $2.8 million during the next twelve months primarily due to expected settlements with tax authorities and the expiration of statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2022	2021	2020
Balance as of January 1	$3.9	$3.9	$1.8
Additions for tax positions related to the current year	0.1	0.1	0.1
Additions for tax positions of prior years	2.9	1.0	2.6
Reductions for tax positions of prior years	(0.5)	(1.1)	(0.6)
Balance as of December 31	$6.4	$3.9	$3.9

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
10. SHAREHOLDERS’ EQUITY
Stock Repurchase Programs
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million.
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $270.2 million of repurchase authority remaining under this program on December 31, 2022.
We repurchased the following shares under the 2018 and 2021 Stock Repurchase Programs:

	For the year ending December 31,
(in millions, except share data)	2022		2021		2020
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	873,922	$175.5	226,232	$54.4	—	$—
2018 Stock Repurchase Program	—	—	245,132	49.2	235,590	27.9
Total	873,922	$175.5	471,364	$103.6	235,590	$27.9
The Duchossois Group ("TDG") Share Repurchase
On February 1, 2021, the Company entered into an agreement (the "Stock Repurchase Agreement") with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction for an aggregate purchase price of $193.9 million. The repurchase of shares of common stock from TDG pursuant to the Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The Company repurchased the shares using available cash and borrowings under the Revolver (as defined in Note 12, Debt).
11. STOCK-BASED COMPENSATION PLANS
Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, and stock options associated with our employee stock purchase plan, was $31.8 million in 2022, $27.8 million in 2021, and $23.7 million in 2020. We recorded a tax benefit related to stock-based compensation expense of $1.6 million in 2022, $1.5 million in 2021, and $1.9 million in 2020. Our stock-based employee compensation plans are described below.
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
RSAs and RSUs granted to employees under the 2016 Plan generally vest either in full upon three years from the date of grant or on a pro rata basis over a three-year term. RSAs are legally issued common stock at the time of grant, with certain restrictions placed on them. RSUs granted to employees are converted into shares of our common stock at vesting. The RSUs

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
granted to directors under the 2016 Plan generally vests in full upon one year from the date of grant. RSUs granted to directors are converted into shares of our common stock at the time of the director's retirement.
In 2020, 2021, and 2022, the Company granted three-year performance and total shareholder return ("TSR") PSU awards (the "PSU Awards") to certain named executive officers ("NEOs"). The two performance criteria for the PSU Awards are: (1) a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the three-year period; and (2) a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities and discontinued operations excluding the change in restricted cash, plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee of the Board of Directors (the "Compensation Committee") can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
The PSU Awards may be adjusted based on the Company’s TSR performance relative to the TSR performance during the performance period of the companies remaining in the Russell 2000 index and Russell 1000 index beginning with 2022 grants at the end of the performance period as follows:
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
In October 2018, the Company granted a special equity award to two NEOs ("7-Year Grant") consisting of PSU Awards that may be adjusted up to 200% based on the Company's relative TSR performance versus the Russell 2000 over a three-year period ending October 29, 2021, and service-based RSU awards, both of which vest in 25% annual increments over four years beginning on the fourth anniversary of the grant date, totaling seven years to be fully vested. The performance period ended on October 29, 2021, and the TSR performance was 200%.
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
A summary of the 2022 RSUs, and PSUs granted to certain NEOs, employees, and the Board of Directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms
2022	RSU	62	Vest equally over three service periods ending in 2025
2022	PSU	34	Three-year performance and service period ending in 2024
2022	RSU	5	One year service period ending in 2023
(1) PSUs presented are based on the target number of units for the original PSU grant.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares / Units	Weighted Average Grant Date Fair Value	Number of Shares / Units	Weighted Average Grant Date Fair Value	Number of Shares / Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	314	$72.84	265	$85.07	579	$78.45
Granted	37	$182.45	94	$150.12	131	$159.30
Performance adjustment(1)	41	$90.73	—	$—	41	$90.73
Vested	(90)	$90.73	(121)	$90.01	(211)	$90.32
Canceled/forfeited	—	$—	(3)	$121.39	(3)	$121.39
Balance, December 31, 2020	302	$83.40	235	$107.90	537	$94.14
Granted	27	$254.29	68	$211.11	95	$223.25
Performance adjustment(1)	258	$68.87	—	$—	258	$68.87
Vested	(108)	$92.90	(112)	$121.77	(220)	$107.63
Canceled/forfeited	—	$—	(12)	$160.42	(12)	$160.42
Balance, December 31, 2021	479	$82.99	179	$135.01	658	$90.27
Granted	34	$220.25	67	$222.16	101	$221.52
Performance adjustment(1)	47	$182.45	—	$—	47	$182.45
Vested	(184)	$115.32	(92)	$158.89	(276)	$129.65
Canceled/forfeited	(6)	$213.8	(6)	$204.71	(12)	$208.82
Balance, December 31, 2022	370	$90.07	148	$160.18	518	$110.13
(1)Adjustment to number of target units awarded for PSUs based on achievement of underlying performance goals.
The fair value of shares and units vested was $56.9 million in 2022, $45.4 million in 2021, and $36.9 million in 2020.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), on December 31, 2022, is presented below:

(in millions, except years)	December 31, 2022	Weighted Average Remaining Vesting Period (Years)
Unrecognized expense:
RSU	$8.8	1.52
PSU	13.2	1.71
Total	$22.0	1.63
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
12. DEBT
The following table presents our total debt outstanding:

	December 31, 2022
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$380.0	$1.6	$378.4
Term Loan B-1 due 2028	294.7	3.1	291.6
Term Loan A due 2027	800.0	5.5	794.5
Revolver	664.1	—	664.1
2027 Senior Notes	600.0	4.7	595.3
2028 Senior Notes	700.0	1.6	698.4
2030 Senior Notes	1,200.0	16.6	1,183.4
Total debt	4,638.8	33.1	4,605.7
Current maturities of long-term debt	47.0	—	47.0
Total debt, net of current maturities	$4,591.8	$33.1	$4,558.7

	December 31, 2021
(in millions)	Outstanding Principal	Issuance Costs and Fees	Long-Term Debt, Net
Term Loan B due 2024	$384.0	$2.4	$381.6
Term Loan B-1 due 2028	297.8	3.8	294.0
2027 Senior Notes	600.0	5.7	594.3
2028 Senior Notes	700.0	1.9	698.1
Total debt	1,981.8	13.8	1,968.0
Current maturities of long-term debt	7.0	—	7.0
Total debt, net of current maturities	$1,974.8	$13.8	$1,961.0

Credit Agreement
On December 27, 2017, we entered into a senior secured credit agreement ("2017 Credit Agreement") with a syndicate of lenders. The 2017 Credit Agreement provided for a $700.0 million senior secured revolving credit facility due 2024 (the "Revolver") and a $400.0 million senior secured term loan B due 2024 (the "Term Loan B"). Included in the maximum borrowing of $700.0 million under the Revolver was a letter of credit sub facility not to exceed $50.0 million and a swing line commitment up to a maximum principal amount of $50.0 million.
The Term Loan B bears interest at LIBOR plus 200 basis points and requires quarterly payments of 0.25% of the original $400.0 million balance, or $1.0 million per quarter. The Term Loan B may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the 2017 Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2022, the Company's commitment fee rate was 0.175%.
On April 28, 2020, the Company entered into an amendment to the 2017 Credit Agreement (as amended, the "Credit Agreement"), which provided for a financial covenant relief period through the date on which the Company delivered the Company's quarterly financial statements and compliance certificate for the fiscal quarter ended June 30, 2021, subject to certain exceptions (the "Financial Covenant Relief Period"). On February 1, 2021, the Company entered into an amendment to increase the amount of certain otherwise restricted payments permitted from $26.0 million to $226.0 million during the Financial Covenant Relief Period.
On March 17, 2021, the Company entered into the Incremental Joinder Agreement No. 1 (the "Joinder") to its Credit Agreement which provided $300.0 million in New Term Loan Commitments ("Term Loan B-1") as a new tranche of term loans under the existing Credit Agreement (as conformed to recognize the new loan) and carries a maturity date of March 17, 2028.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
On April 13, 2022, the Company amended the Credit Agreement to extend the maturity date of its existing Revolver to April 13, 2027, to increase the commitments under the existing Revolver from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The amendment also provides for a senior secured Delayed Draw Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions for more information regarding the P2E Transaction. The Company capitalized $3.2 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Delayed Draw Term Loan A which are being amortized as interest expense over the 5-year term.
The Revolver and Delayed Draw Term Loan A bear interest at the Secured Overnight Financing Rate ("SOFR") plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2022, that applicable margin was 125 basis points which was based on the pricing grid in the Credit Agreement. During 2022, we have borrowed $664.1 million on our Revolver which provided the Company with financing for the Chasers, Ellis Park, and P2E Transactions. Refer to Note 3, Acquisitions for more regarding the Chasers, Ellis Park and P2E Transactions. The Company had $524.8 million available borrowing capacity, after consideration of $11.1 million in outstanding letters of credit, under the Revolver as of December 31, 2022.
The phase-out of LIBOR in existing debt agreements is set for June 30, 2023. The Credit Agreement includes a general process for establishing an alternative reference rate to the extent LIBOR is phased out. The Company is in the process of transitioning its financing from LIBOR to alternative reference rates. These transition activities are not expected to have a material impact on the Company’s financial statements.
The Credit Agreement is collateralized by substantially all the wholly-owned assets of the Company. The Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio.

	Actual as of December 31, 2022	Requirement
Interest coverage ratio	6.6 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	0.9 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2022.
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The Company used the net proceeds from the offering to repay the then-outstanding balance on the Revolver portion of our Credit Agreement. In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
The 2027 Senior Notes were issued pursuant to an indenture, dated March 25, 2019 (the "2027 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2027 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2027 Senior Notes at any time at redemption prices set forth in the 2027 Indenture. The terms of the 2027 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock, (ii) pay dividends or make other restricted payments, (iii) make certain investments, (iv) create liens, (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments, (vi) sell assets, (vii) merge or consolidate with other entities, and (viii) enter into transactions with affiliates.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
In connection with the issuance of the 2027 Senior Notes, the Company and the 2027 Guarantors entered into a Registration Rights Agreement to register any 2027 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 25, 2019.
2028 Senior Notes
On December 27, 2017, we completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Existing 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Existing 2028 Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes due in 2021. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the Existing 2028 Notes.
On March 17, 2021, the Company completed an offering of $200.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Additional 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional 2028 Notes were offered under the indenture dated as of December 27, 2017, governing the $500.0 million aggregate principal amount of 4.75% Senior Unsecured Notes due 2028 and form a part of the same series for purposes of the indenture. In connection with the offering, we capitalized $3.4 million of debt issuance costs which are being amortized as interest expense over the term of the Additional 2028 Notes. Upon completion of this offering, the aggregate principal amount outstanding of the Existing 2028 Notes, together with the Additional 2028 Notes (collectively, the "2028 Senior Notes"), is $700.0 million.
The Additional 2028 Notes were issued at 103.25% of the principal amount, plus interest deemed to have accrued from January 15, 2021, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2021. The 2028 Senior Notes will vote as one class under the indenture governing the 2028 Senior Notes. The 3.25% premium is being amortized through interest expense, net over the term of the Additional 2028 Notes.
The Company used the net proceeds from the Additional 2028 Notes and the Term Loan B-1: (i) to repay indebtedness outstanding under our Revolver, (ii) to fund related transaction fees and expenses, and (iii) for working capital and other general corporate purposes.
The 2028 Senior Notes were issued pursuant to an indenture, dated December 27, 2017 (the "2028 Indenture"), among the Company, certain subsidiaries of the Company as guarantors (the "2028 Guarantors"), and U.S. Bank National Association, as trustee. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture. The terms of the 2028 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock, (ii) pay dividends or make other restricted payments, (iii) make certain investments, (iv) create liens, (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments, (vi) sell assets, (vii) merge or consolidate with other entities, and (viii) enter into transactions with affiliates.
In connection with the issuance of the Additional 2028 Notes, the Company and the 2028 Guarantors entered into a Registration Rights Agreement to register any 2028 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from March 17, 2021.
2030 Senior Notes
On April 13, 2022, a wholly-owned subsidiary of the Company completed an offering of $1.2 billion in aggregate principal amount of 5.75% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that was exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the 2030 Senior Notes was part of the financing utilized for the P2E Transaction. In connection with the offering, we capitalized $18.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes. The Company held the net proceeds of this transaction of $1.2 billion in escrow until the proceeds were utilized to complete the P2E Transaction on November 1, 2022, at which time CDI assumed the obligation and became the Issuer.
The 2030 Senior Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 13, 2022, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2022. The 2030 Senior Notes will vote as one class under the indenture governing the 2030 Senior Notes.
The Issuer may redeem some of or all the 2030 Senior Notes at any time prior to April 1, 2025, at redemption prices set forth in the 2030 Offering Memorandum.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
In connection with the issuance of the 2030 Senior Notes, the Escrow Issuer and the guarantors of the 2030 Senior Notes entered into a Registration Rights Agreement to register any 2030 Senior Notes under the Securities Act for resale that are not freely tradable 366 days from April 13, 2022.
Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2023	$47.0
2024	419.0
2025	43.0
2026	43.0
2027	1,907.0
Thereafter	2,179.8
Total	$4,638.8

13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of December 31, 2022, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $154.4 million. The revenue we expect to recognize on these remaining performance obligations is $46.0 million in 2023, $39.6 million in 2024, $30.5 million in 2025, and the remainder thereafter.
As of December 31, 2022, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
Contract assets were not material as of December 31, 2022 and 2021.
Contract liabilities were $58.7 million as of December 31, 2022 and $64.9 million as of December 31, 2021. Contract liabilities are included in current deferred revenue, non-current deferred revenue, and accrued expense and other current liabilities in the accompanying Consolidated Balance Sheets. Contract liabilities primarily relate to our Live and Historical Racing segment. The decrease in contract liabilities from December 31, 2021 to December 31, 2022 was due to the recognition of revenue for fulfilled performance obligations. We recognized $49.9 million of revenue during the year ended December 31, 2022 that was included in the contract liabilities balance on December 31, 2021. We recognized $33.0 million of revenue during the year ended December 31, 2021 that was included in the contract liabilities balance on December 31, 2020.
Disaggregation of Revenue
The Company has included its disaggregated revenue disclosures as follows:
•For the Live and Historical Racing segment, revenue is disaggregated between Churchill Downs Racetrack and historical racing properties given that our racing facilities revenues primarily revolve around live racing events while our historical racing properties revenues primarily revolve around historical racing. This segment is also disaggregated by location given the geographic economic factors that affect the revenue of service offerings. Within the Live and Historical racing segment, revenue is further disaggregated between live and simulcast racing, historical racing, racing event-related services, and other services.
•For the TwinSpires segment, revenue is disaggregated between live and simulcast racing, gaming, and other services.
•For the Gaming segment, revenue is disaggregated by location given the geographic economic factors that affect the revenue of Gaming service offerings. Within the Gaming segment, revenue is further disaggregated between live and simulcast racing, racing event-related services, gaming, and other services.
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2022	2021	2020
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$196.8	$128.1	$63.3
Louisville	169.9	154.3	79.5
Northern Kentucky	46.1	26.0	10.2
Southwestern Kentucky	131.4	100.7	16.6
Western Kentucky	4.5	—	—
Virginia	62.4	—	—
New Hampshire	3.5	—	—
Total Live and Historical Racing	$614.6	$409.1	$169.6

TwinSpires:	$436.4	$451.4	$430.1

Gaming:
Florida	$106.2	$100.0	$51.8
Iowa	15.6	—	—
Louisiana	140.8	133.6	97.6
Maine	114.4	99.8	44.9
Maryland	105.3	100.6	60.2
Mississippi	101.8	117.3	87.0
New York	30.9	—	—
Pennsylvania	140.9	144.1	93.8
Total Gaming	$755.9	$695.4	$435.3
All Other	2.9	41.3	19.0
Net revenue from external customers	$1,809.8	$1,597.2	$1,054.0

Intercompany net revenues:
Live and Historical Racing	$31.8	$21.5	$19.2
TwinSpires	5.2	6.4	5.5
Gaming	5.9	3.0	2.5
All Other	0.4	7.9	7.8
Eliminations	(43.3)	(38.8)	(35.0)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$66.8	$367.4	$28.1	$462.3	$—	$462.3
Historical racing(a)	374.1	—	9.8	383.9	—	383.9
Racing event-related services	129.8	—	1.8	131.6	—	131.6
Gaming(a)	3.5	28.2	647.4	679.1	—	679.1
Other(a)	40.4	40.8	68.8	150.0	2.9	152.9
Total	$614.6	$436.4	$755.9	$1,806.9	$2.9	$1,809.8

	Year Ended December 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$64.0	$380.7	$28.2	$472.9	$29.7	$502.6
Historical racing(a)	253.0	—	—	253.0	—	253.0
Racing event-related services	68.5	—	1.2	69.7	7.0	76.7
Gaming(a)	—	34.8	622.0	656.8	—	656.8
Other(a)	23.6	35.9	44.0	103.5	4.6	108.1
Total	$409.1	$451.4	$695.4	$1,555.9	$41.3	$1,597.2

	Year Ended December 31, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$46.5	$387.5	$22.9	$456.9	$18.2	$475.1
Historical racing(a)	93.6	—	—	93.6	—	93.6
Racing event-related services	21.0	—	3.4	24.4	0.3	24.7
Gaming(a)	—	11.3	381.3	392.6	—	392.6
Other(a)	8.5	31.3	27.7	67.5	0.5	68.0
Total	$169.6	$430.1	$435.3	$1,035.0	$19.0	$1,054.0
(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $33.9 million in 2022, $20.9 million in 2021, and $13.1 million in 2020.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
14. OTHER BALANCE SHEET ITEMS
Accounts receivable
Accounts receivable is comprised of the following:

	December 31,
(in millions)	2022	2021
Trade receivables	$12.5	$7.6
Simulcast and online wagering receivables	54.1	29.6
Other receivables	20.6	10.5
	87.2	47.7
Allowance for doubtful accounts	(5.7)	(5.4)
Total	$81.5	$42.3
We recognized bad debt expense of $2.3 million in 2022, $3.2 million in 2021 and $2.5 million in 2020.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2022	2021
Account wagering deposits liability	$57.8	$47.5
Accrued salaries and related benefits	39.6	39.9
Purses payable	46.1	28.6
Accrued interest	47.8	23.9
Accrued fixed assets	39.5	17.1
Other	130.2	74.7
Total	$361.0	$231.7
15. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of December 31, 2022 and 2021 primarily consisted of a 61.3% interest in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming ("MVG"), and other immaterial joint ventures.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus the Company's accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the Sale Transaction and Recapitalization, the carrying value of the Company’s investment in Midwest Gaming was $835.0 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $853.7 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of December 31, 2022, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $835.0 million.
Our investment in Rivers Des Plaines was $544.9 million as of December 31, 2022 and $554.8 million as of December 31, 2021. The Company received distributions from Rivers Des Plaines of $123.8 million in 2022, $67.2 million in 2021 and $10.7 million in 2020.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both we and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $114.4 million as of December 31, 2022 and $108.7 million as of December 31, 2021. The Company received distributions from MVG of $33.0 million in 2022, $42.0 million in 2021 and $20.0 million in 2020.
Summarized Financial Results for our Unconsolidated Affiliates
The financial results for our unconsolidated affiliates are summarized below. The summarized income statement information for 2022 and 2021 and summarized balance sheet information as of December 31, 2022 and 2021 includes the following equity investments: MVG, Rivers Des Plaines, and other immaterial joint ventures.

	December 31,
(in millions)	2022	2021
Assets
Current assets	$91.0	$96.0
Property and equipment, net	345.7	312.3
Other assets, net	265.0	264.1
Total assets	$701.7	$672.4

Liabilities and Members' Deficit
Current liabilities	$97.9	$95.3
Long-term debt	838.6	786.9
Other liabilities	0.2	20.6
Members' deficit	(235.0)	(230.4)
Total liabilities and members' deficit	$701.7	$672.4

	Years Ended December 31,
(in millions)	2022	2021	2020
Net revenue	$825.5	$740.0	$386.3
Operating and SG&A expense	509.1	434.2	252.1
Depreciation and amortization	25.8	17.6	17.0
Operating income	290.6	288.2	117.2
Interest and other expense, net	(24.8)	(38.6)	(63.1)
Net income	$265.8	$249.6	$54.1

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
The components of total lease cost were as follows:

	Years Ended December 31,
(in millions)	2022	2021
Short-term lease cost (a) (b)	$12.5	$11.1
Operating lease cost (b)	8.1	7.8
Finance lease interest expense	0.4	0.3
Finance lease amortization expense (b)	0.7	0.5
Total lease cost	$21.7	$19.7
(a)Includes leases with terms of one year or less.
(b)Includes variable lease costs, which were not material.
Supplemental cash flow information related to leases are as follows:

	Years Ended December 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.5	$6.5
Operating cash flows from finance leases	$0.5	$0.3
Financing cash flows from finance leases	$0.4	$0.2

ROUAs obtained in exchange for lease obligations
Operating leases	$10.7	$9.8
Finance leases	$6.2	$4.4
Other information related to operating leases was as follows:

	December 31,
Weighted Average Remaining Lease Term	2022	2021
Operating leases	6.5 years	5.9 years
Finance leases	14.9 years	16.0 years

Weighted Average Discount Rate
Operating leases	4.1%	3.5%
Finance leases	4.1%	3.3%

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
As of December 31, 2022, the future undiscounted cash flows associated with the Company's operating and financing lease liabilities were as follows:

(in millions)
Years Ended December 31,	Operating Leases	Finance Leases
2023	$7.6	$1.3
2024	7.1	1.4
2025	6.6	1.4
2026	6.2	1.4
2027	3.0	1.4
Thereafter	7.0	15.0
Total future minimum lease payments	37.5	21.9
Less: Imputed interest	4.5	5.8
Present value of lease liabilities	$33.0	$16.1

Reported lease liabilities as of December 31, 2022
Accrued expense and other current liabilities (current maturities of leases)	$7.0	$0.9
Other liabilities (non-current maturities of leases)	26.0	15.2
Present value of lease liabilities	$33.0	$16.1

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
On December 13, 2019, the Compensation Committee adopted the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan, effective January 1, 2020 (the "RSU Deferral Plan"). Under the RSU Deferral Plan, certain individual employees who are management or highly compensated employees of the Company may elect to defer settlement of RSUs granted pursuant to the 2016 Plan.
Other Retirement Plans
We have a profit-sharing plan for all employees with three months or more of service who are not otherwise participating in an associated profit-sharing plan. We match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% any contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $4.3 million in 2022, $4.1 million in 2021, and $3.7 million in 2020.
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
Debt
The fair value of the Company's Senior Secured Term Loan B, Term Loan B-1, Term Loan A and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements. The fair value of the Company’s 2030 Senior Notes, 2028 Senior Notes and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements.
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$74.9	$74.9	$74.9	$—	$—
Financial liabilities:
Term Loan B	$378.4	$380.0	$—	$380.0	$—
Term Loan B-1	291.6	294.8	—	294.8	—
Term Loan A	794.5	800.0	—	800.0	—
Revolver	664.1	664.1	—	664.1	—
2027 Senior Notes	595.3	574.5	—	574.5	—
2028 Senior Notes	698.4	626.5	—	626.5	—
2030 Senior Notes	1,183.4	1,079.4	—	1,079.4	—

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$64.3	$64.3	$64.3	$—	$—
Financial liabilities:
Term Loan B	$381.6	$384.0	$—	$384.0	$—
Term Loan B-1	294.0	297.8	—	297.8	—
2027 Senior Notes	594.3	619.5	—	619.5	—
2028 Senior Notes	698.1	724.5	—	724.5	—
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
20. NET INCOME (LOSS) PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2022	2021	2020
Numerator for basic net income (loss) per common share:
Net income from continuing operations	$439.4	$249.1	$13.3
Net loss attributable to noncontrolling interest	—	—	(0.2)
Net income from continuing operations, net of loss attributable to noncontrolling interests	439.4	249.1	13.5
Net loss from discontinued operations	—	—	(95.4)
Numerator for basic net income (loss) per common share	$439.4	$249.1	$(81.9)

Numerator for diluted net income from continuing operations per common share	$439.4	$249.1	$13.5

Numerator for diluted net income (loss) per common share	$439.4	$249.1	$(81.9)

Denominator for net income (loss) per common share:
Basic	37.9	38.6	39.6
Plus dilutive effect of stock awards	0.6	0.6	0.5
Diluted	38.5	39.2	40.1

Net income (loss) per common share data:
Basic
Continuing operations	$11.58	$6.45	$0.34
Discontinued operations	—	—	(2.41)
Net income (loss) per common share - basic	$11.58	$6.45	$(2.07)

Diluted
Continuing operations	$11.42	$6.35	$0.33
Discontinued operations (1)	—	—	(2.41)
Net income (loss) per common share - diluted	$11.42	$6.35	$(2.08)
(1) Amounts exclude all potential common equivalent shares for periods when there is a net loss from discontinued operations.
21. SEGMENT INFORMATION
We manage our operations through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. Refer to Note 1, Description of Business, for additional information regarding the changes we made to our segments during the first quarters of 2021 and 2022. Prior year amounts have been reclassified to conform to this presentation. Our operating segments reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources.
•Live and Historical Racing
The Live and Historical Racing segment includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and our historical racing properties in Kentucky, Virginia, and New Hampshire.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Our Live and Historical Racing properties earn commissions primarily from pari-mutuel wagering on live and historical races; simulcast fees earned from other wagering sites, fees from racing event-related services including admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services, and revenue from food and beverage services.
~~•~~TwinSpires
The TwinSpires segment includes the revenue and expenses for TwinSpires Horse Racing, TwinSpires Sports and Casino and United Tote businesses and these businesses are headquartered in Louisville, Kentucky.
TwinSpires Horse Racing operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers; and provides the Bloodstock Research Information Services platform for horse racing statistical data.
Our sports betting and casino business includes the retail and online TwinSpires sports betting and online casino gaming operations.
Our TwinSpires Sports and Casino business includes the results of our nine retail sportsbooks at our wholly-owned gaming properties and our casino platform in Pennsylvania. Rivers Des Plaines retail and online BetRivers sportsbook is included in the Gaming segment.
The Company exited the direct online Sports and Casino business during 2022 in every state except Pennsylvania and Arizona.
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, calculate payoffs and displays wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to third-party racetracks, OTBs and other pari-mutuel wagering businesses and also provides these services at our facilities.
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack facilities which support the casino license as applicable. The Gaming segment has approximately 13,980 slot machines and video lottery terminals ("VLTs") and 358 table games located in ten states.
The Gaming segment revenue and expenses includes the following properties:
◦Florida - Calder Casino ("Calder")
◦Iowa - Hard Rock Hotel & Casino ("Hard Rock Sioux City")
◦Louisiana - Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")
◦Maryland - Ocean Downs Casino & Racetrack ("Ocean Downs")
◦Maine - Oxford Casino & Hotel ("Oxford")
◦Mississippi
▪Harlow’s Casino Resort and Spa ("Harlow's")
▪Riverwalk Casino Hotel ("Riverwalk")
◦New York - del Lago Resort & Casino ("del Lago")
◦Pennsylvania
▪Presque Isle Downs & Casino ("Presque Isle")
▪Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") management agreement
The Gaming segment also includes net income for our ownership portion of the Company’s equity investments in the following:
◦Illinois - 61.3% equity investment in Midwest Gaming, the parent company of Rivers Des Plaines
◦Ohio - 50% equity investment in MVG
The Gaming segment includes revenue and expenses for the casino properties and associated racetracks which support the casino license. The Gaming segment generates revenue and expenses from slot machines, table games, VLTs, video poker, HRMs, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations.
We have aggregated Arlington as well as certain corporate operations, and other immaterial joint ventures in All Other to reconcile to consolidated results.

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
–Direct online Sports and Casino business exit costs; and
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Gain on Calder Land sale;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
As of December 31, 2021, Arlington ceased racing and simulcast operations. On February 15, 2023, the Company closed on the sale of the property to the Chicago Bears. Refer to Note 4, Dispositions and Assets Held for Sale for additional information. Arlington's operating loss in the current quarter and year is treated as an adjustment to EBITDA and is included in Other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
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
The tables below present net revenue from external customers and intercompany revenue from each of our segments, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Live and Historical Racing	$614.6	$409.1	$169.6
TwinSpires	436.4	451.4	430.1
Gaming	755.9	695.4	435.3
All Other	2.9	41.3	19.0
Net Revenue	$1,809.8	$1,597.2	$1,054.0

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenue	$646.4	$441.6	$761.8

Taxes and purses	(168.6)	(27.0)	(278.1)
Marketing and advertising	(19.8)	(13.0)	(18.9)
Salaries and benefits	(63.4)	(26.8)	(102.7)
Content expense	(3.4)	(203.3)	(8.3)
Selling, general and administrative expense	(18.6)	(9.7)	(31.3)
Other operating expense	(85.5)	(47.8)	(91.5)
Other income	0.4	0.1	190.9

Adjusted EBITDA	$287.5	$114.1	$421.9

	Year Ended December 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenue	$430.6	$457.8	$698.4

Taxes and purses	(126.3)	(30.7)	(264.4)
Marketing and advertising	(12.9)	(49.4)	(11.8)
Salaries and benefits	(48.4)	(27.0)	(87.1)
Content expense	(2.5)	(206.6)	(4.7)
Selling, general and administrative expense	(12.8)	(11.0)	(27.9)
Other operating expense	(53.0)	(50.4)	(72.3)
Other income	0.3	—	181.7

Adjusted EBITDA	$175.0	$82.7	$411.9

	Year Ended December 31, 2020
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenue	$188.8	$435.6	$437.8

Taxes and purses	(64.1)	(25.1)	(171.6)
Marketing and advertising	(6.2)	(16.5)	(7.5)
Salaries and benefits	(32.5)	(24.6)	(75.9)
Content expense	(1.5)	(202.7)	(3.5)
Selling, general and administrative expense	(8.7)	(10.4)	(25.4)
Other operating expense	(36.8)	(40.5)	(59.7)
Other income	0.1	0.1	78.9

Adjusted EBITDA	$39.1	$115.9	$173.1

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2022	2021	2020
Reconciliation of Comprehensive Income (Loss) to Adjusted EBITDA:

Net income (loss) and comprehensive income (loss) attributable to Churchill Downs Incorporated	$439.4	$249.1	$(81.9)
Net loss attributable to noncontrolling interest	—	—	0.2
Net income (loss)	439.4	249.1	(82.1)
Loss from discontinued operations, net of tax	—	—	95.4
Income from continuing operations, net of tax	439.4	249.1	13.3

Additions:
Depreciation and amortization	113.7	103.2	92.9
Interest expense	147.3	84.7	80.0
Income tax provision (benefit)	169.4	94.5	(5.3)
EBITDA	$869.8	$531.5	$180.9

Adjustments to EBITDA:
Selling, general and administrative:
Stock-based compensation expense	$31.8	$27.8	$23.7
Legal reserves	3.8	—	—
Other charges	7.4	0.2	0.8
Pre-opening expense and other expense	13.2	5.8	11.2
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	42.8	41.5	38.5
Changes in fair value of Rivers Des Plaines' interest rate swaps	(12.6)	(12.9)	12.9
Rivers Des Plaines' legal reserves and transactions costs	0.6	9.9	—
Other charges and recoveries, net	1.0	—	—
Gain on Calder land sale	(274.6)	—	—
Transaction expense, net	42.1	7.9	1.0
Asset impairments	38.3	15.3	17.5
Total adjustments to EBITDA	(106.2)	95.5	105.6
Adjusted EBITDA	$763.6	$627.0	$286.5

Adjusted EBITDA by segment:
Live and Historical Racing	$287.5	$175.0	$39.1
TwinSpires	114.1	82.7	115.9
Gaming	421.9	411.9	173.1
Total segment Adjusted EBITDA	823.5	669.6	328.1
All Other	(59.9)	(42.6)	(41.6)
Total Adjusted EBITDA	$763.6	$627.0	$286.5

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The table below presents total asset information for each of our segments:

	December 31,
(in millions)	2022	2021
Total assets:
Live and Historical Racing	$3,345.4	$682.7
TwinSpires	287.9	289.6
Gaming	1,824.2	1,003.3
Total segment assets	5,457.5	1,975.6
All Other	749.3	1,006.0
	$6,206.8	$2,981.6

The table below presents total capital expenditures for each of our segments:

	Years Ended December 31,
(in millions)	2022	2021	2020
Capital expenditures:
Live and Historical Racing	$307.0	$60.1	$213.3
TwinSpires	87.6	18.6	6.7
Gaming	11.8	10.3	11.6
Total segment capital expenditures	406.4	89.0	231.6
All Other	17.1	2.8	2.6
Total capital expenditures	$423.5	$91.8	$234.2

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
Amendment to Credit Agreement
Also, on February 1, 2021, the Company entered into an amendment to the Credit Agreement to increase the amount of certain otherwise restricted payments permitted during the Financial Covenant Relief Period from $26.0 million to $226.0 million to accommodate the repurchase of shares of common stock from TDG described above.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
23. SUBSEQUENT EVENTS
On February 15, 2023, we closed on the sale of 326-acres of property in Arlington Heights, Illinois, to the Chicago Bears for $197.2 million per the agreement announced in September 2021.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Churchill Downs Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the properties acquired as part of the Peninsula Pacific Entertainment LLC (“P2E) acquisition and Ellis Park Racing & Gaming (“Ellis Park) from its assessment of internal control over financial reporting as of December 31, 2022, because they were acquired by the Company in purchase business combinations during 2022. We have also excluded the properties acquired as part of the P2E acquisition and Ellis Park from our audit of internal control over financial reporting. The properties acquired as part of the P2E acquisition and Ellis Park are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 11.3% and less than 1% of total assets, respectively and approximately 6.1% and less than 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
Acquisition of Peninsula Pacific Entertainment LLC – Valuation of Indefinite-Lived Gaming Rights Intangible Assets
As described in Notes 1 and 3 to the consolidated financial statements, on November 1, 2022, the Company completed the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC (“P2E”) for a preliminary purchase consideration of $2.835.9 million, net of cash acquired, which resulted in $1,865.6 million of indefinite-lived gaming rights intangible assets being recorded. The fair value of the gaming rights was determined using the Greenfield method, which is an income approach methodology. In estimating the fair value of the indefinite-lived gaming rights intangible assets, management makes significant estimates and assumptions about future revenue and operating expenses, start-up costs, and the discount rates.
The principal considerations for our determination that performing procedures relating to the indefinite-lived gaming rights intangible assets acquired in the acquisition of P2E is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived gaming rights, (ii) a high degree of auditor judgment, subjectivity, and effort in applying procedures and evaluating management’s significant assumptions related to estimated future revenue and operating expenses, start-up costs, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the gaming rights intangible assets. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate of the indefinite-lived gaming rights intangible assets, (iii) evaluating the appropriateness of the income approach methodology, (iv) testing the completeness and accuracy of the data used in the methodology, and (v) evaluating the reasonableness of significant assumptions related to the future revenue and operating expenses, start-up costs, and discount rates. Evaluating the reasonableness of the future revenue and operating expenses and start-up costs involved considering the past performance of P2E, economic and industry forecasts, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company's income approach methodology and the reasonableness of the discount rates assumption.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 22, 2023

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
We have excluded the properties acquired as part of the Peninsula Pacific Entertainment LLC ("P2E") acquisition and Ellis Park Racing & Gaming ("Ellis Park") from our assessment of internal control over financial reporting as of December 31, 2022, because these properties were acquired by us in business acquisitions during 2022. The total assets excluded were 11.3% and less than 1% of total assets, respectively and approximately 6.1% and less than 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2022.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Jon E. Rauch
William C. Carstanjen	Marcia A. Dall	Jon E. Rauch
Chief Executive Officer	Executive Vice President and	Vice President and
February 22, 2023	Chief Financial Officer	Chief Accounting Officer
	February 22, 2023	February 22, 2023
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION
None.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors and audit committee is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.
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
Information about our Executive Officers

	Age as of	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated
Name	2/22/2023

William C. Carstanjen	55	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	51	President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	59	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group and Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

Bradley K. Blackwell	51	Senior Vice President, General Counsel and Secretary since March 2017; Vice President, Operations from February 2015 to March 2017; Vice President, Legal from April 2011 to February 2015; Vice President, Legal and Regulatory Affairs for TwinSpires from January 2007 to May 2011; Corporate Counsel from April 2005 to December 2007.
Maureen Adams	59	Senior Vice President of Gaming Operations since February 2022; Vice President of Gaming Operations from July 2019 to February 2022; President and General Manager of Calder Casino from August 2013 to July 2019.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Schedule 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2022, 2021 and 2020 are included in Part II, Item 8:
		Consolidated Statements of Comprehensive Income (Loss)	46
		Consolidated Balance Sheets	47
		Consolidated Statements of Shareholders’ Equity	48
		Consolidated Statements of Cash Flows	49
		Notes to Consolidated Financial Statements	51
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	87
	(2)	Schedule II—Valuation and Qualifying Accounts	99
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.
	(3)	For the list of required exhibits, see exhibit index.	93
(b)		Exhibits	93
		See exhibit index.
(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Numbers	Description	By Reference To

2.1	Purchase Agreement, dated as of February 18, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed February 22, 2022

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 2, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporation	Exhibit 2.1 to Current Report on Form 8-K filed September 6, 2022

3.1	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K filed January 17, 2019

3.2	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended October 25, 2022	Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2022

4.1	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank [NC(1)]	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

4.2	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed December 27, 2017

4.3	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 26, 2019

4.4	Second Supplemental Indenture, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 18, 2021

4.5	Indenture, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and U.S. Bank National Association as trustee	Exhibit 4.1 to Current Report on Form 8-K filed April 14, 2022

4.6	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed December 27, 2017

4.7	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities, LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 26, 2019

4.8	Registration Rights Agreement, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 18, 2021

4.9	Registration Rights Agreement, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed April 14, 2022

4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4(f) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

10.1	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998†	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed March 31, 1999

10.2	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed May 15, 2001

10.3	2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

Numbers	Description	By Reference To
10.4	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

10.5	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007†	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed August 7, 2007

10.6	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)†	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.7	Third Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2019

10.8	Fourth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan† **
10.9	Fifth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan† **
10.10	Sixth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan† **
10.11	Churchill Downs Incorporated Restricted Stock Unit Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2019

10.12	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan†	Exhibit A to Schedule 14A filed April 30, 2007

10.13	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan†	Exhibit B to Schedule 14A filed May 3, 2012

10.14	Amended and Restated Terms and Conditions of Performance Stock Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan, dated as of December 19, 2008†	Exhibit 10.1 to Current Report on Form 8-K filed December 22, 2008

10.15	Form of Churchill Downs Incorporated Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan†	Exhibit 10(LL) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 12, 2012

10.16	Form of Restricted Stock Agreement pursuant to the 2007 Omnibus Stock Incentive Plan, dated as of February 9, 2015, by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2015

10.17	Form of Churchill Downs Incorporated Performance Share Unit Agreement pursuant to the 2007 Omnibus Stock Incentive Plan†	Exhibit 10.1B to Current Report on Form 8-K filed September 28, 2015

10.18	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan†	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2016

10.19	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2018

10.20	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.2 to Current Report on Form 8-K filed November 5, 2018

10.21	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008†	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.22	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013†	Exhibit A to Schedule 14A filed May 3, 2012

Numbers	Description	By Reference To
10.23	Churchill Downs Incorporated 2022 Executive Annual Incentive Plan, effective as of January 1, 2022†	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2022

10.24	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed August 3, 2016

10.25	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan†	Exhibit B to Schedule 14A filed March 29, 2016

10.26	Churchill Downs Incorporated Senior Vice President, Vice President & Other Key Employee Severance Policy (Amended Effective as of December 1, 2015)†**

10.27	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen†	Exhibit 10.3 to Current Report on Form 8-K filed November 5, 2018

10.28	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd†	Exhibit 10.4 to Current Report on Form 8-K filed November 5, 2018

10.29	Change in Control, Severance, and Indemnity Agreement, dated as of October 1, 2019, by and between Churchill Downs Incorporated and Austin W. Miller†	Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2019

10.30	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 27, 2020, by and between Churchill Downs Incorporated and Marcia A. Dall†	Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2020

10.31	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 26, 2022, by and between Churchill Downs Incorporated and Maureen Adams†**

10.32	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 26, 2022, by and between Churchill Downs Incorporated and Brad Blackwell†**
10.33	Memorandum of Understanding by and between Austin W. Miller and Churchill Downs Incorporated dated February 10, 2022†	Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2022

10.34	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

10.35	Class Action Settlement Agreement, dated as of July 24, 2020, by and between Kater et al. and Churchill Downs Incorporated et al.	Exhibit 10(kk) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

10.36	Amended and Restated Stockholder’s Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K filed June 12, 2017

10.37	Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	Exhibit 4.3 to Current Report on Form 8-K filed December 27, 2017

10.38	First Amendment to Credit Agreement, dated March 16, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2020

Numbers		Description	By Reference To
	10.39	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders party thereto, and JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

	10.40	Third Amendment to Credit Agreement, dated February 1, 2021, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders parties thereto, and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to Current Report on Form 8-K filed February 2, 2021

	10.41	Incremental Joinder Agreement No. 1, dated March 17, 2021, among Churchill Downs Incorporated, the credit parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2021

	10.42	Fourth Amendment to Credit Agreement, dated April 13, 2022, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JP Morgan Chase Bank N.A., as agent	Exhibit 10.01 to Current Report on Form 8-K filed April 14, 2022

	21	Subsidiaries of the Registrant**

	23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm**

	31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))***

101	INS	Inline XBRL Instance Document**

101	SCH	Inline XBRL Taxonomy Extension Schema Document**

101	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

†    Management contract or compensatory plan or arrangement.
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
February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 22, 2023	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 22, 2023	February 22, 2023
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman	/s/ Andréa Carter
R. Alex Rankin	Ulysses L. Bridgeman	Andréa Carter
February 22, 2023	February 22, 2023	February 22, 2023
(Chairman of the Board)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ Douglas C. Grissom	/s/ Daniel P. Harrington
Robert L. Fealy	Douglas C. Grissom	Daniel P. Harrington
February 22, 2023	February 22, 2023	February 22, 2023
(Director)	(Director)	(Director)

/s/ Karole F. Lloyd	/s/ Paul C. Varga
Karole F. Lloyd	Paul C. Varga
February 22, 2023	February 22, 2023
(Director)	(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Change in Accounting Standard	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
December 31, 2022	$5.4	$—	$2.3	$(2.0)	$5.7
December 31, 2021	4.9	—	3.2	(2.7)	5.4
December 31, 2020	4.4	0.5	2.5	(2.5)	4.9

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
December 31, 2022	$3.2	$2.5	$—	$5.7
December 31, 2021	1.4	1.8	—	3.2
December 31, 2020	0.2	1.2	—	1.4