Form 10-Q
period 2023-03-31
Churchill Downs Inc
filed 2023-04-26
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at April 19, 2023 was 37,433,763 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2023	2022
Net revenue:
Live and Historical Racing	$214.4	$86.0
TwinSpires	94.8	100.3
Gaming	250.0	177.3
All Other	0.3	0.5
Total net revenue	559.5	364.1
Operating expense:
Live and Historical Racing	143.3	67.7
TwinSpires	65.7	74.9
Gaming	173.5	125.2
All Other	5.0	3.1
Selling, general and administrative expense	52.3	35.9
Asset impairments	—	4.9
Transaction expense, net	(0.2)	5.0
Total operating expense	439.6	316.7
Operating income	119.9	47.4
Other income (expense):
Interest expense, net	(64.7)	(21.3)
Equity in income of unconsolidated affiliates	38.3	32.5
Gain on sale of Arlington	114.0	—
Miscellaneous, net	1.4	—
Total other income	89.0	11.2
Income from operations before provision for income taxes	208.9	58.6
Income tax provision	(53.2)	(16.5)
Net income	$155.7	$42.1

Net income per common share data:
Basic net income	$4.14	$1.10

Diluted net income	$4.09	$1.08

Weighted average shares outstanding:
Basic	37.6	38.3
Diluted	38.1	38.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$173.9	$129.8
Restricted cash	63.5	74.9
Accounts receivable, net	74.0	81.5
Income taxes receivable	—	14.0
Other current assets	66.1	44.3
Total current assets	377.5	344.5
Property and equipment, net	2,095.4	1,978.3
Investment in and advances to unconsolidated affiliates	651.9	659.4
Goodwill	724.1	723.8
Other intangible assets, net	2,390.6	2,391.8
Other assets	34.0	27.0
Long-term assets held for sale	—	82.0
Total assets	$6,273.5	$6,206.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145.3	$145.5
Accrued expenses and other current liabilities	348.2	361.0
Income taxes payable	7.6	2.1
Current deferred revenue	120.8	39.0
Current maturities of long-term debt	72.0	47.0
Dividends payable	0.5	27.0
Total current liabilities	694.4	621.6
Long-term debt, net of current maturities and loan origination fees	1,872.8	2,081.6
Notes payable, net of debt issuance costs	2,477.9	2,477.1
Non-current deferred revenue	11.8	11.8
Deferred income taxes	374.0	340.8
Other liabilities	138.4	122.4
Total liabilities	5,569.3	5,655.3
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	4.7	—
Retained earnings	700.4	552.4
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	704.2	551.5
Total liabilities and shareholders' equity	$6,273.5	$6,206.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2022	37.4	$—	$552.4	$(0.9)	$551.5
Net income			155.7		155.7
Repurchase of common stock		(3.9)	3.9		—
Taxes paid related to net share settlement of stock awards			(11.3)		(11.3)
Stock-based compensation		8.6	—		8.6
Other			(0.3)		(0.3)
Balance, March 31, 2023	37.4	$4.7	$700.4	$(0.9)	$704.2

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2021	38.1	$—	$307.7	$(0.9)	$306.8
Net income			42.1		42.1
Issuance of common stock	0.1				—
Repurchase of common stock	(0.1)	(7.0)	(18.0)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.1)		(13.1)		(13.1)
Stock-based compensation		7.0			7.0
Balance, March 31, 2022	38.0	$—	$318.7	$(0.9)	$317.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$155.7	$42.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.9	25.1
Distributions from unconsolidated affiliates	45.8	40.6
Equity in income of unconsolidated affiliates	(38.3)	(32.5)
Stock-based compensation	8.6	7.0
Deferred income taxes	33.2	10.2
Asset impairments	—	4.9
Amortization of operating lease assets	2.2	1.3
Gain on sale of Arlington	(114.0)	—
Other	0.8	1.2
Changes in operating assets and liabilities:
Income taxes	19.9	6.4
Deferred revenue	81.8	56.3
Other assets and liabilities	(17.7)	(27.4)
Net cash provided by operating activities	215.9	135.2
Cash flows from investing activities:
Capital maintenance expenditures	(11.8)	(10.0)
Capital project expenditures	(122.9)	(45.5)
Proceeds from sale of Arlington	195.7	—
Other	(6.5)	(7.3)
Net cash provided by (used in) investing activities	54.5	(62.8)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	615.5	—
Repayments of borrowings under long-term debt obligations	(797.5)	(1.8)
Payment of dividends	(26.7)	(25.7)
Repurchase of common stock	(0.5)	(24.3)
Taxes paid related to net share settlement of stock awards	(11.3)	(13.1)
Debt issuance costs	(2.5)	—
Change in bank overdraft	(14.2)	(3.0)
Other	(0.5)	(0.1)
Net cash used in financing activities	(237.7)	(68.0)
Net increase in cash, cash equivalents and restricted cash	32.7	4.4
Cash, cash equivalents and restricted cash, beginning of period	204.7	355.6
Cash, cash equivalents and restricted cash, end of period	$237.4	$360.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$55.5	$20.7
Cash paid for income taxes	0.8	0.1
Cash received from income tax refunds	0.7	—
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$54.2	$29.9
Debt issuance costs included in accrued expense and other current liabilities	0.7	3.2
Right-of-use assets obtained in exchange for lease obligations in operating leases	0.5	0.9
Right-of-use assets obtained in exchange for lease obligations in finance leases	23.6	—
Repurchase of common stock included in accrued expense and other current liabilities	—	0.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
Churchill Downs Incorporated (the "Company", "we", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Arlington sale
On February 15, 2023, we closed on the sale of the Arlington International Racecourse property ("Arlington") located in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. For more information, refer to Note 4, Dispositions.
Acquisition of Peninsula Pacific Entertainment
On November 1, 2022, the Company completed the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") with a base purchase price of $2.75 billion ("P2E Transaction") subject to working capital and other purchase price adjustments. The P2E assets acquired included Colonial Downs Racetrack ("Colonial Downs") and six Historical Racing Machine ("HRM") entertainment venues in Virginia, del Lago Resort & Casino in New York ("del Lago"), and Hard Rock Hotel & Casino in Iowa ("Hard Rock Sioux City"), as well as the development rights for the Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and the potential for ONE Casino and Resort in Virginia in collaboration with Urban One.
Refer to Note 3, Acquisitions for further information on the transaction.
Acquisitions of Chasers Poker Room and Ellis Park
On September 2, 2022, the Company completed the acquisition of Chasers Poker Room ("Chasers") in Salem, New Hampshire (the "Chasers Transaction"). As part of the transaction, we made an initial payment to the sellers for rights to operate the poker room and to build an HRM venue. Additional payments will be made once all necessary permits are obtained, and the planned historical racing entertainment venue is opened. The Company plans to develop an expanded charitable gaming facility in Salem to accommodate HRMs and table games.
On September 26, 2022, we completed the acquisition of Ellis Park Racing and Gaming ("Ellis Park") in Henderson, Kentucky, from Enchantment Holdings, LLC, an affiliate of Laguna Development Corporation, for total consideration of $79.0 million in cash, subject to certain working capital and other purchase price adjustments (the "Ellis Park Transaction").
Refer to Note 3, Acquisitions for further information on the transaction.
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control. We will continue to monitor for new developments related to the pandemic and assess these developments to maintain continuity in our operations.
Exit of the Direct Online Sports and Casino Business
The Company has exited the direct online Sports and Casino business in every state except for Arizona. The Company plans to maintain its retail Sports operations and has monetized two of its online market access licenses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements - effective in 2023 or thereafter
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and to simplify the accounting for transitioning from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance. In December 2022, the FASB deferred the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. The use of LIBOR was phased out at the end of 2021, although the phase-out of U.S. dollar LIBOR for existing agreements has been delayed until June 2023. The Company will complete the transition of its financing from LIBOR to the Secured Overnight Financing Rate ("SOFR") by June 30, 2023. These transition activities will not have a material impact on the Company’s financial statements.
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
Ellis Park
On September 26, 2022, the Company completed the Ellis Park Transaction for total consideration of $79.0 million in cash, plus $3.5 million in working capital and other preliminary purchase price adjustments. The fair values of the Ellis Park Transaction were based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The areas of the preliminary valuations that are not yet finalized relate to the amounts for income taxes, working capital adjustments and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period. The preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $1.4 million, at the date of acquisition were as follows: property and equipment of $19.3 million, indefinite-lived gaming rights of $47.4 million, indefinite-lived trademark of $3.6 million, goodwill of $9.5 million, and net working capital of $1.3 million.
The Company has not included other disclosures regarding the Chasers or Ellis Park Transactions as these transactions are immaterial to our business.
P2E Transaction
On November 1, 2022, the Company completed the acquisition of substantially all the assets of P2E for preliminary purchase consideration of $2,835.9 million, net of cash acquired. The P2E assets acquired included Colonial Downs and six HRM entertainment venues in Virginia, del Lago in New York, and Hard Rock Sioux City in Iowa, as well as the development rights for Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and the potential for ONE Casino & Resort in Virginia in collaboration with Urban One.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed, net of cash acquired of $126.4 million, as of November 1, 2022:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The preliminary purchase consideration is subject to adjustment upon finalization of customary post-closing adjustments related to working capital. The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for income taxes, property and equipment, intangible assets, adjustments to working capital, and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the P2E Transaction had occurred as of January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2021.

(in millions)	Three months ended March 31, 2022
Net revenue	$512.9
Net income	$41.3
4. DISPOSITIONS
2023 Disposition
On February 15, 2023, we closed on the sale of the Arlington property in Arlington Heights, Illinois, to the Chicago Bears for $197.2 million. We received net proceeds of $195.7 million for the 326-acres and recognized a gain of $114.0 million on the sale, which is included in other income in the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company has classified certain assets of Arlington totaling $82.0 million as held for sale as of December 31, 2022 on the accompanying Condensed Consolidated Balance Sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
The Company executed a forward like-kind exchange transaction by purchasing certain property as part of the P2E Transaction for $197.2 million, which qualified as an Internal Revenue Code §1031 transaction. An exchange accommodation titleholder ("EAT"), a type of variable interest entity, was used to facilitate this reverse like-kind exchange. The Company determined that it is the primary beneficiary of the EAT, thus the property held by the EAT has been consolidated and recorded in Property and equipment, net on the Condensed Consolidated Balance Sheets.
As of March 31, 2023, the Company recorded a $27.8 million deferred tax liability related to the Arlington sale on the Condensed Consolidated Balance Sheets.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is composed of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2022	$280.3	$152.2	$290.3	$1.0	$723.8
Adjustments	0.3	—	—	—	0.3
Balances as of March 31, 2023	$280.6	$152.2	$290.3	$1.0	$724.1
Other intangible assets are comprised of the following:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.0	$(22.6)	$8.4	$31.0	$(21.4)	$9.6
Indefinite-lived intangible assets			2,382.2			2,382.2
Total			$2,390.6			$2,391.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. INCOME TAXES
The Company’s effective income tax rate for the three months ended March 31, 2023 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
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
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $270.2 million of repurchase authority remaining under the 2021 Stock Repurchase Program at March 31, 2023, based on trade date.
We repurchased the following shares under the 2021 Stock Repurchase Program:

	Three Months Ended March 31,
(in millions, except share data)	2023		2022
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	—	$—	116,863	$25.0
8. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards, restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $8.6 million for the three months ended March 31, 2023 and $7.0 million for the three months ended March 31, 2022.
During the three months ended March 31, 2023, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSUs to directors. The vesting criteria for the PSU awards granted in 2023 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the RSUs and PSUs granted during 2023 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2023	RSU	57	Vest equally over three service periods ending in 2026
2023	PSU	31	Three-year performance and service period ending in 2025
(1) PSUs reflect the target number of units for the original PSU grant.
9. DEBT
The following table presents our total debt outstanding:

(in millions)	March 31, 2023	December 31, 2022
Term Loan B due 2024	$379.0	$380.0
Term Loan B-1 due 2028	294.0	294.7
Term Loan A due 2027	1,283.8	800.0
Revolver	—	664.1
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
Total debt	4,456.8	4,638.8
Current maturities of long-term debt	(72.0)	(47.0)
Unamortized premium and deferred finance charges	(34.1)	(33.1)
Total debt, net of current maturities and costs	$4,350.7	$4,558.7

Credit Agreement
At March 31, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $400.0 million senior secured term loan B due 2024 (the "Term Loan B"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023, respectively, are described below.
On April 13, 2022, we amended the Credit Agreement to extend the maturity date of its Revolver to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. This amendment also provided for the senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions for more information regarding the P2E Transaction. The Company capitalized $3.2 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.
On February 24, 2023, we amended our Credit Agreement to increase the loans under the existing Term Loan A due 2027 from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses and for general corporate purposes. The Company capitalized $2.5 million of debt issuance costs associated with the increased Term Loan A which are being amortized as interest expense over the remainder of the 5-year term.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2023, the Company's commitment fee rate was 0.25%.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2023, that applicable margin was 150 basis points. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The phase-out of LIBOR in existing debt agreements is set for June 30, 2023. The Credit Agreement includes a general process for establishing an alternative reference rate to the extent LIBOR is phased out. The Company will complete the transition of its financing from LIBOR to SOFR by June 30, 2023. These transition activities will not have a material impact on the Company’s financial statements.
2027 Senior Notes
As of March 31, 2023, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of March 31, 2023, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (collectively, the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of March 31, 2023, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2022. In connection with the offering, we capitalized $18.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes. The Company held the net proceeds of this transaction of $1.2 billion in escrow until the proceeds were utilized to complete the P2E Transaction on November 1, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2023, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $172.7 million. The revenue we expect to recognize on these remaining performance obligations is $50.2 million for the remainder of 2023, $47.5 million in 2024, $36.8 million in 2025, and the remainder thereafter.
As of March 31, 2023, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of March 31, 2023 and December 31, 2022, contract assets were not material.
As of March 31, 2023 and December 31, 2022, contract liabilities were $140.7 million and $58.7 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the increase was primarily due to cash payments received for unfulfilled performance obligations. We recognized $3.6 million of revenue during the three months ended March 31, 2023, which was included in the contract liabilities balance at December 31, 2022. We recognized $3.2 million of revenue during the three months ended March 31, 2022, which was included in the contract liabilities balance at December 31, 2021.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended March 31,
(in millions)	2023	2022
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$2.4	$2.0
Louisville	44.0	42.8
Northern Kentucky	26.3	10.8
Southwestern Kentucky	36.5	30.4
Western Kentucky	4.8	—
Virginia	97.7	—
New Hampshire	2.7	—
Total Live and Historical Racing	$214.4	$86.0

TwinSpires:	$94.8	$100.3

Gaming:
Florida	$26.1	$27.0
Iowa	24.5	—
Louisiana	44.1	41.5
Maine	27.7	26.8
Maryland	23.3	21.3
Mississippi	27.5	27.5
New York	44.5	—
Pennsylvania	32.3	33.2
Total Gaming	$250.0	$177.3
All Other	0.3	0.5
Net revenue from external customers	$559.5	$364.1

Intercompany net revenues:
Live and Historical Racing	$1.4	$1.2
TwinSpires	1.6	1.1
Gaming	1.5	1.9
All Other	0.2	—
Eliminations	(4.7)	(4.2)
Intercompany net revenue	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$11.0	$79.4	$11.6	$102.0	$—	$102.0
Historical racing(a)	185.3	—	6.0	191.3	—	191.3
Racing event-related services	1.0	—	1.9	2.9	—	2.9
Gaming(a)	2.6	4.4	205.5	212.5	—	212.5
Other(a)	14.5	11.0	25.0	50.5	0.3	50.8
Total	$214.4	$94.8	$250.0	$559.2	$0.3	$559.5

	Three Months Ended March 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$5.6	$81.5	$12.9	$100.0	$—	$100.0
Historical racing(a)	73.6	—	—	73.6	—	73.6
Racing event-related services	0.5	—	0.4	0.9	—	0.9
Gaming(a)	—	10.3	150.9	161.2	—	161.2
Other(a)	6.3	8.5	13.1	27.9	0.5	28.4
Total	$86.0	$100.3	$177.3	$363.6	$0.5	$364.1
(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $12.1 million for the three months ended March 31, 2023 and $7.0 million for the three months ended March 31, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. OTHER BALANCE SHEET ITEMS
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	March 31, 2023	December 31, 2022
Trade receivables	$13.2	$12.5
Simulcast and online wagering receivables	45.0	54.1
Other receivables	20.7	20.6
	78.9	87.2
Allowance for doubtful accounts	(4.9)	(5.7)
Total	$74.0	$81.5
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Account wagering deposits liability	$50.7	$57.8
Accrued salaries and related benefits	18.8	39.6
Purses payable	41.3	46.1
Accrued interest	58.3	47.8
Accrued fixed assets	43.6	39.5
Accrued gaming liabilities	26.5	26.3
Other	109.0	103.9
Total	$348.2	$361.0
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of March 31, 2023 and December 31, 2022 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and other immaterial joint ventures.
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of March 31, 2023, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.4 million.
Our investment in Rivers Des Plaines was $537.9 million and $544.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company received distributions from Rivers Des Plaines of $33.8 million and $30.5 million for the three months ended March 31, 2023 and 2022, respectively.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $113.9 million and $114.4 million as of March 31, 2023 and December 31, 2022, respectively. The Company received distributions from MVG of $12.0 million and $10.0 million for the three months ended March 31, 2023 and 2022, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended March 31,
(in millions)	2023	2022
Net revenue	$220.6	$177.2

Operating and SG&A expense	137.2	118.2
Depreciation and amortization	5.7	5.3
Total operating expense	142.9	123.5
Operating income	77.7	53.7
Interest and other, net	(10.9)	4.1
Net income	$66.8	$57.8

(in millions)	March 31, 2023	December 31, 2022
Assets
Current assets	$103.2	$91.0
Property and equipment, net	343.9	345.7
Other assets, net	264.4	265.0
Total assets	$711.5	$701.7
Liabilities and Members' Deficit
Current liabilities	$121.8	$97.9
Long-term debt	838.0	838.6
Other liabilities	0.2	0.2
Members' deficit	(248.5)	(235.0)
Total liabilities and members' deficit	$711.5	$701.7
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
Debt
The fair value of the Company’s 2030 Senior Notes, 2028 Senior Notes, and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's Term Loan B, Term Loan B-1, Term Loan A, and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$63.5	$63.5	$63.5	$—	$—
Financial liabilities:
Term Loan B	$377.6	$379.0	$—	$379.0	$—
Term Loan B-1	291.0	294.0	—	294.0	—
Term Loan A	1,276.1	1,283.8	—	1,283.8	—
Revolver	—	—	—	—	—
2027 Senior Notes	595.6	585.8	—	585.8	—
2028 Senior Notes	698.5	653.6	—	653.6	—
2030 Senior Notes	1,183.7	1,155.2	—	1,155.2	—

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$74.9	$74.9	$74.9	$—	$—
Financial liabilities:
Term Loan B	$378.4	$380.0	$—	$380.0	$—
Term Loan B-1	291.6	294.8	—	294.8	—
Term Loan A	794.5	800.0	—	800.0	—
Revolver	664.1	664.1	—	664.1	—
2027 Senior Notes	595.3	574.5	—	574.5	—
2028 Senior Notes	698.4	626.5	—	626.5	—
2030 Senior Notes	1,183.4	1,079.4	—	1,079.4	—

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
estimable. In the event that a legal proceeding results in a substantial judgment against us, or settlement by us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse impact on our business.
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Numerator for basic and diluted net income per common share:
Net income	$155.7	$42.1

Denominator for net income per common share:
Basic	37.6	38.3
Plus dilutive effect of stock awards	0.5	0.5
Diluted	38.1	38.8

Net income per common share data:
Basic net income	$4.14	$1.10
Diluted net income	$4.09	$1.08
16. SEGMENT INFORMATION
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
TwinSpires Sports and Casino includes retail and online sports betting and online casino operations.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Our TwinSpires Sports and Casino business includes the results of our nine retail sportsbooks at our wholly-owned properties and our casino platform in Pennsylvania. Rivers Des Plaines retail and online BetRivers sportsbook and MVG sportsbook results are included in the Gaming segment.
The Company exited the direct online Sports and Casino business in every state except Arizona.
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, off-track betting facilities ("OTBs") and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, calculate payoffs and displays wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to third-party racetracks, OTBs and other pari-mutuel wagering businesses and also provides these services at our facilities.
•Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetrack facilities which support the casino license as applicable. The Gaming segment has approximately 13,980 slot machines and video lottery terminals ("VLTs") and 358 table games located in ten states.
The Gaming segment revenue and expenses includes the following properties:
•Florida - Calder Casino ("Calder")
▪Iowa - Hard Rock Hotel & Casino ("Hard Rock Sioux City")
▪Louisiana - Fair Grounds Slots, Fair Grounds Race Course, and Video Services, LLC ("VSI") (collectively, "Fair Grounds and VSI")
▪Maryland - Ocean Downs Casino & Racetrack ("Ocean Downs")
▪Maine - Oxford Casino & Hotel ("Oxford")
▪Mississippi
•Harlow’s Casino Resort and Spa ("Harlow's")
•Riverwalk Casino Hotel ("Riverwalk")
▪New York - del Lago Resort & Casino ("del Lago")
▪Pennsylvania
•Presque Isle Downs & Casino ("Presque Isle")
•Lady Luck Casino Nemacolin ("Lady Luck Nemacolin") management agreement
The Gaming segment also includes net income for our ownership portion of the Company’s equity investments in the following:
•Illinois - 61.3% equity investment in Midwest Gaming, the parent company of Rivers Des Plaines
•Ohio - 50% equity investment in MVG
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
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Direct online Sports and Casino business exit costs; and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
As of December 31, 2021, Arlington ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results in 2022 and 2023 are treated as an adjustment to EBITDA and are included in other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Live and Historical Racing	$214.4	$86.0
TwinSpires	94.8	100.3
Gaming	250.0	177.3
All Other	0.3	0.5
Net Revenue	$559.5	$364.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$215.8	$96.3	$251.6

Taxes and purses	(56.5)	(5.0)	(83.6)
Marketing and advertising	(8.2)	(1.4)	(8.6)
Salaries and benefits	(21.8)	(6.2)	(34.5)
Content expense	(1.5)	(43.0)	(1.8)
Selling, general and administrative expense	(8.7)	(2.3)	(12.2)
Other operating expense	(37.0)	(10.0)	(30.0)
Other income	—	1.0	48.6
Adjusted EBITDA	$82.1	$29.4	$129.5

	Three Months Ended March 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$87.2	$101.4	$179.2

Taxes and purses	(26.8)	(7.5)	(67.3)
Marketing and advertising	(2.9)	(5.1)	(3.5)
Salaries and benefits	(10.9)	(6.7)	(23.9)
Content expense	(0.6)	(43.1)	(1.5)
Selling, general and administrative expense	(3.3)	(2.6)	(6.6)
Other operating expense	(14.8)	(12.3)	(20.0)
Other income	—	—	34.7
Adjusted EBITDA	$27.9	$24.1	$91.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$155.7	$42.1

Additions:
Depreciation and amortization	37.9	25.1
Interest expense	64.7	21.3
Income tax provision	53.2	16.5
EBITDA	$311.5	$105.0

Adjustments to EBITDA:
Stock-based compensation expense	$8.6	$7.0
Pre-opening expense	3.2	2.1
Other expenses, net	3.7	2.5
Asset impairments	—	4.9
Transaction expense, net	(0.2)	5.0
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.8	11.1
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(10.4)
Rivers Des Plaines' legal reserves and transaction costs	—	0.3
Other charges and recoveries, net	0.3	1.0
Gain on sale of Arlington	(114.0)	—
Total adjustments to EBITDA	(88.6)	23.5
Adjusted EBITDA	$222.9	$128.5

Adjusted EBITDA by segment:
Live and Historical Racing	$82.1	$27.9
TwinSpires	29.4	24.1
Gaming	129.5	91.1
Total segment Adjusted EBITDA	241.0	143.1
All Other	(18.1)	(14.6)
Total Adjusted EBITDA	$222.9	$128.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents total asset information for each of our segments:

(in millions)	March 31, 2023	December 31, 2022
Total assets:
Live and Historical Racing	$3,440.5	$3,345.4
TwinSpires	279.6	287.9
Gaming	1,818.5	1,824.2
Total segment assets	5,538.6	5,457.5
All Other	734.9	749.3
Total assets	$6,273.5	$6,206.8
The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2023	2022
Capital expenditures:
Live and Historical Racing	$108.4	$44.5
TwinSpires	3.0	3.1
Gaming	20.7	7.5
Total segment capital expenditures	132.1	55.1
All Other	2.6	0.4
Total capital expenditures	$134.7	$55.5
17. SUBSEQUENT EVENTS
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 ("2031 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, and intends to use the remainder of the proceeds for working capital and other general corporate purposes.
The 2031 Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 25, 2023, with interest payable in arrears on May 1 and November 1 of each year, commencing on November 1, 2023. The 2031 Notes will vote as one class under the indenture governing the 2031 Senior Notes. The Company may redeem some or all of the 2031 Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
In connection with the issuance of the 2031 Notes, the Company and the guarantors of the 2031 Notes entered into a Registration Rights Agreement to register any 2031 Notes under the Securities Act for resale that are not freely tradable 366 days from April 25, 2023.
Two for One Stock Split
At its regularly scheduled meeting held April 25, 2023, the Board of Directors of the Company approved a two-for-one stock split of the Company's common stock and a proportionate increase in the number of its authorized shares of common. The Company expects the additional shares to be distributed on May 19, 2023, and the stock to begin trading at the split-adjusted price starting on May 22, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
25

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following :
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
•loss of key or highly skilled personnel, as well as general disruptions in the general labor market;
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
•failure to enter into or maintain agreements with industry constituents, including horsemen and other racetracks; inability to successfully focus on market access and retail operations for our TwinSpires Sports and Casino business and effectively compete; online security risk, including cyber-security breaches, or loss or misuse of our stored information as a result of a breach;
•reliance on our technology services and catastrophic events and system failures disrupting our operations;
•inability to identify, complete, or fully realize the benefits of, our proposed acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget, or as planned;
•difficulty in integrating recent or future acquisitions into our operations;
•cost overruns and other uncertainties associated with the development of new venues and the expansion of existing facilities;
•general risks related to real estate ownership and significant expenditures, including risks related to environmental liabilities;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
26

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
•increase to interest rates (due to inflation or otherwise);
•disruptions in the credit markets or changes to our credit ratings may adversely affect our business;
•increase in our insurance costs, or obtain similar insurance coverage in the future, and inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and
•other factors described in our most recent Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.
We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
27

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
We conduct our business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. We aggregate our other businesses as well as certain corporate operations, and other immaterial joint ventures, in All Other. For additional information about our segments, refer to Note 16 - Segment Information, to our Condensed Consolidated Financial Statements.
Arlington sale
On February 15, 2023, we closed on the sale of the Arlington property in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. The net proceeds of $195.7 million were used to pay down the outstanding balance amount on our Revolver that was drawn on to fund the acquisition of substantially all the assets of Peninsula Pacific Entertainment ("P2E").
Financing Transactions
On February 24, 2023, we entered into an incremental joinder to our senior secured credit agreement to increase the loans under the existing Term Loan A credit facility due 2027 by $500.0 million. This joinder increases the existing Term Loan A credit facility due 2027 from $800.0 million to $1.3 billion and makes certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its senior secured revolving credit facility, pay related transaction fees and expenses and for general corporate purposes.
On April 25, 2023, we completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature in 2031. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, and intends to use the remainder of the proceeds for working capital and other general corporate purposes.
Transactions Update
On August 11, 2022, we entered into an agreement to sell 49% of United Tote, a wholly-owned subsidiary of the Company to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association. The transaction is subject to usual and customary closing conditions, including applicable regulatory notices and approvals, and is expected to close during the first half of 2023.
On December 19, 2022, the Company announced that it entered into a definitive agreement under which we would acquire all the outstanding equity interests of Exacta Systems, LLC ("Exacta") for total consideration of $250.0 million in cash (the "Exacta Transaction"). The Exacta Transaction is subject to certain working capital and other purchase price adjustments and is expected to close during 2023.
Impact of the COVID-19 Global Pandemic
The extent to which the COVID-19 pandemic, including the emergence of variant strains, will continue to impact the Company remains uncertain and will depend on many factors that are not within our control. We will continue to monitor for new developments related to the pandemic and assess these developments to maintain continuity in our operations.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
28

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of EBITDA from our equity investments.
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Direct online Sports and Casino business exit costs; and
–Other transaction expense, including legal, accounting and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps, and
–Legal reserves and transaction costs;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
As of December 31, 2021, Arlington ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results in 2022 and 2023 are treated as an adjustment to EBITDA and are included in other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income. See the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Governmental Regulations and Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative actions should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, including Part I - Item 1, "Business" for a discussion of regulatory and legislative changes.
Specific State Gaming Regulations
Kentucky
In 2023, the Kentucky General Assembly passed a bill to authorize the Kentucky Horse Racing Commission to regulate sports betting. Only licensed racetracks and their extensions can operate retail sports betting. Each track is allowed to contract with up to three providers to carryout online or retail sports betting.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
29

Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Net revenue	$559.5	$364.1	$195.4
Operating income	119.9	47.4	72.5
Operating income margin	21%	13%
Net income	155.7	42.1	113.6
Adjusted EBITDA	222.9	128.5	94.4
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
•Net revenue increased $195.4 million driven by a $128.4 million increase from Live and Historical Racing primarily due to revenue attributable to the properties acquired in the P2E, Ellis Park and Chasers Transactions, the opening of Turfway Park in September 2022 and continued growth at our Oak Grove property and a $72.7 million increase from Gaming primarily due to our New York and Iowa properties acquired in the P2E Transaction. Partially offsetting these increases was a $5.5 million decrease in TwinSpires primarily due to a decrease in Horse Racing as a higher portion of our patrons returned to wagering at brick-and-mortar facilities instead of wagering online, the exit of our direct online Sports and Casino business in the first quarter of 2022 and a decrease in All Other of $0.2 million.
•Operating income increased $72.5 million primarily due to a $52.8 million increase in Live and Historical Racing incremental revenue from the P2E properties acquired in Virginia, and a $24.4 million increase in Gaming driven by the P2E acquired properties in New York and Iowa, decreased transaction and impairment costs of $10.1 million, and an increase in TwinSpires of $3.7 million as a result of the exit of our direct online Sports and Casino business. Partially offsetting these increases was a $16.4 million increase in corporate general and administrative expenses driven by the acquisition of P2E and $2.1 million increase in All Other operating income.
•Net income increased $113.6 million. The following items impacted comparability of the Company's net income from continuing operations for the three months ended March 31, 2023 compared to three months ended March 31, 2022: a $86.2 million after tax gain on the sale of the Arlington property, partially offset by a $1.2 million after-tax net increase in adjustments related to our unconsolidated affiliates, transaction, pre-opening and other expenses. Excluding these items, net income increased $28.6 million primarily due to a $60.5 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $31.9 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $94.4 million driven by a $54.2 million increase from Live and Historical Racing attributable to the properties acquired in the P2E, Ellis Park and Chasers Transactions, a $38.4 million increase from Gaming driven by the P2E properties acquired in New York and Iowa, and a $5.3 million increase from TwinSpires, partially offset by $3.5 million decrease from All Other.
Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,		Change
(in millions)	2023	2022
Live and Historical Racing	$215.8	$87.2	$128.6
TwinSpires	96.3	101.4	(5.1)
Gaming	251.6	179.2	72.4
All Other	0.3	0.5	(0.2)
Eliminations	(4.5)	(4.2)	(0.3)
Net Revenue	$559.5	$364.1	$195.4

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
30

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
•Live and Historical Racing revenue increased $128.6 million due to a $97.7 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $15.6 million increase due to the opening of Turfway Park in Northern Kentucky in September 2022, a $7.5 million increase attributable to properties acquired in the Ellis Park and Chasers Transactions, a $6.2 million increase from our Oak Grove property in Southwestern Kentucky, a $1.2 million increase from our Derby City Gaming property in Louisville, and a $0.4 million increase from Churchill Downs Racetrack.
•TwinSpires revenue decreased $5.1 million primarily due to the decision to exit the direct online Sports and Casino business in the first quarter of 2022 which was partially offset by incremental revenue from United Tote.
•Gaming revenue increased $72.4 million primarily due to a $69.0 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction. Gaming revenue also increased $5.1 million collectively from our properties in Louisiana, Maryland, and Maine, partially offset by a decline of $1.7 million from our properties in Florida and Pennsylvania.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,		Change
(in millions)	2023	2022
Taxes and purses	$145.5	$101.6	$43.9
Salaries and benefits	62.9	42.3	20.6
Content expense	42.4	41.3	1.1
Selling, general and administrative expense	52.3	35.9	16.4
Depreciation and amortization	37.9	25.1	12.8
Marketing and advertising	18.0	11.5	6.5
Transaction expense, net	(0.2)	5.0	(5.2)
Asset impairments	—	4.9	(4.9)
Other operating expense	80.8	49.1	31.7
Total expense	$439.6	$316.7	$122.9
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses, salaries and benefits, selling, general and administrative, marketing and advertising, depreciation and amortization, and other operating expenses increased due to the P2E, Ellis Park and Chasers Transactions, as well as the opening of Turfway Park in September of 2022.
•Transaction expenses decreased $5.2 million due to the 2022 P2E Transaction.
•Asset impairments decreased $4.9 million due to the first quarter 2022 impairment related to the decision to exit the direct online Sports and Casino business which did not recur.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
31

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

	Three Months Ended March 31,		Change
(in millions)	2023	2022
Live and Historical Racing	$82.1	$27.9	$54.2
TwinSpires	29.4	24.1	5.3
Gaming	129.5	91.1	38.4
Total Segment Adjusted EBITDA	241.0	143.1	97.9
All Other	(18.1)	(14.6)	(3.5)
Total Adjusted EBITDA	$222.9	$128.5	$94.4
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
•Live and Historical Racing Adjusted EBITDA increased $54.2 million due to a $46.8 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $4.5 million increase due to continued growth at our Oak Grove property in Southwestern Kentucky, and a $2.5 million increase due to the opening of Turfway Park in Northern Kentucky in September 2022. The remaining properties contributed a $0.4 million increase in Adjusted EBITDA..
•TwinSpires Adjusted EBITDA increased $5.3 million primarily due to the decision to exit the direct online Sports and Casino business in the first quarter of 2022 and incremental revenue from TwinSpires business to business agreements, partially offset by higher content related expenses and advance deposit wagering taxes in certain jurisdictions.
•Gaming Adjusted EBITDA increased $38.4 million driven by a $26.5 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, a $13.5 million increase from our equity investments, and a $0.9 million increase from our properties in Maine, Maryland, and Louisiana. Partially offsetting these increases was a $2.5 million decrease from our properties in Pennsylvania, Florida, and Mississippi.
•All Other Adjusted EBITDA decreased $3.5 million driven primarily by increased corporate compensation related expenses and legal fees.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
32

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March 31,		Change
(in millions)	2023	2022
Net income and comprehensive income	$155.7	$42.1	$113.6

Additions:
Depreciation and amortization	37.9	25.1	12.8
Interest expense	64.7	21.3	43.4
Income tax provision	53.2	16.5	36.7
EBITDA	$311.5	$105.0	$206.5

Adjustments to EBITDA:
Stock-based compensation expense	$8.6	$7.0	$1.6
Pre-opening expense	3.2	2.1	1.1
Other expense, net	3.7	2.5	1.2
Asset impairments	—	4.9	(4.9)
Transaction expense, net	(0.2)	5.0	(5.2)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.8	11.1	(1.3)
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(10.4)	10.4
Rivers Des Plaines' legal reserves and transactions costs	—	0.3	(0.3)
Other charges	0.3	1.0	(0.7)
Gain on sale of Arlington	(114.0)	—	(114.0)
Total adjustments to EBITDA	(88.6)	23.5	(112.1)
Adjusted EBITDA	$222.9	$128.5	$94.4
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	March 31, 2023	December 31, 2022	Change
Total assets	$6,273.5	$6,206.8	$66.7
Total liabilities	5,569.3	5,655.3	(86.0)
Total shareholders' equity	704.2	551.5	152.7
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $66.7 million primarily driven by capital expenditures, increased cash and cash equivalents and increased other current assets driven by an increase in prepaid insurance, partially offset by the sale of our Arlington property.
•Total liabilities decreased $86.0 million primarily driven by net pay down of long-term debt.
•Total shareholders’ equity increased $152.7 million driven by increased current year net income and stock-based compensation.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
33

(in millions)	Three Months Ended March 31,		Change
Cash flows from:	2023	2022
Operating activities	$215.9	$135.2	$80.7
Investing activities	54.5	(62.8)	117.3
Financing activities	(237.7)	(68.0)	(169.7)
Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022
•Cash flows from operating activities increased $80.7 million driven by a $77.7 million increase in operating income and distributions from unconsolidated affiliates, a $25.5 million increase in deferred revenue due to advanced sales for the 2023 Kentucky Derby, and $12.3 million decrease in cash used for working capital and all other. These were partially offset by $34.8 million increased interest paid in 2023. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows from investing activities increased $117.3 million driven by the $195.7 million proceeds from the Arlington sale, partially offset by an increase in capital project expenditures in 2023 primarily at Churchill Downs Racetrack and for the Dumfries project in Virginia.
•Cash flows from financing activities decreased $169.7 million primarily driven by a $182.0 million net pay down of long-term debt in 2023, partially offset by stock repurchased during 2022.
We have announced several project capital investments, including the following: Churchill Downs Racetrack First Turn Experience and the Paddock Project, the Derby City Gaming Expansion and Hotel, Derby City Gaming Downtown, the Ellis Park HRM facility in Owensboro, Kentucky, the Terre Haute Casino Resort in Virgo County, Indiana, a New Hampshire HRM Facility, the Virginia HRM entertainment venues in Dumfries and Emporia, and HRMs in our Louisiana OTBs. We currently expect our project capital to be approximately $575 to $675 million in 2023, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $270.2 million of repurchase authority remaining under this program on March 31, 2023.
Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	March 31, 2023	December 31, 2022	Change
Revolver	$—	$664.1	$(664.1)
Term Loan B due 2024	379.0	380.0	(1.0)
Term Loan B-1 due 2028	294.0	294.7	(0.7)
Term Loan A due 2027	1,283.8	800.0	483.8
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
Total debt	4,456.8	4,638.8	(182.0)
Current maturities of long-term debt	(72.0)	(47.0)	(25.0)
Total debt, net of current maturities	4,384.8	4,591.8	(207.0)
Issuance costs, net of premiums and discounts	(34.1)	(33.1)	(1.0)
Net debt	$4,350.7	$4,558.7	$(208.0)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
34

Credit Agreement
At March 31, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $400.0 million senior secured term loan B due 2024 (the "Term Loan B"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023, respectively, are described below.
On April 13, 2022, we amended the Credit Agreement to extend the maturity date of its Revolver to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. This amendment also provided for the senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions to our Condensed Consolidated Financial Statements, for further information regarding the P2E Transaction. The Company capitalized $3.2 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.
On February 24, 2023, we amended our Credit Agreement to increase the loans under the existing Term Loan A due 2027 from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses and for general corporate purposes. The Company capitalized $2.5 million of debt issuance costs associated with the increased Term Loan A which are being amortized as interest expense over the remainder of the 5-year term.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2023, the Company's commitment fee rate was 0.25%.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2023, that applicable margin was 150 basis points. The Term Loan B and Term Loan B-1 bear interest at LIBOR plus 200 basis points.
The phase-out of LIBOR in existing debt agreements is set for June 30, 2023. The Credit Agreement includes a general process for establishing an alternative reference rate to the extent LIBOR is phased out. The Company will complete the transition of its financing from LIBOR to SOFR by June 30, 2023. These transition activities will not have a material impact on the Company’s financial statements.
2027 Senior Notes
As of March 31, 2023, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of March 31, 2023, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (collectively, the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of March 31, 2023, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2022. In connection with the offering, we capitalized $18.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes. The Company held the net proceeds of this transaction of $1.2 billion in escrow until the proceeds were utilized to complete the P2E Transaction on November 1, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
35

2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% Senior Unsecured Notes that mature on April 25, 2031 ("2031 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, and intends to use the remainder of the proceeds for working capital and other general corporate purposes.
The 2031 Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 25, 2023, with interest payable in arrears on May 1 and November 1 of each year, commencing on November 1, 2023. The 2031 Notes will vote as one class under the indenture governing the 2031 Senior Notes.
The Company may redeem some or all of the 2031 Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
Contractual Obligations
Our commitments to make future payments as of March 31, 2023, are estimated as follows:

(in millions)	2023	2024-2025	2026-2027	Thereafter	Total
Term Loan A	48.8	130.0	1,105.0	—	$1,283.8
Interest on Term Loan A(1)	62.1	153.3	89.3	—	304.7
Term Loan B	3.0	376.0	—	—	379.0
Interest on Term Loan B(1)	19.8	25.8	—	—	45.6
Term Loan B-1	2.3	6.0	6.0	279.7	294.0
Interest on Term Loan B-1(1)	15.3	40.2	39.3	4.1	98.9
Revolver	—	—	—	—	—
Interest on Revolver	—	—	—	—	—
2027 Senior Notes	—	—	600.0	—	600.0
2028 Senior Notes	—	—	—	700.0	700.0
2030 Senior Notes	—	—	—	1,200.0	1,200.0
Interest on 2027 Senior Notes	33.0	66.0	49.5	—	148.5
Interest on 2028 Senior Notes	16.6	66.5	66.5	16.6	166.2
Interest on 2030 Senior Notes	69.0	138.0	138.0	175.0	520.0
Operating and Finance Leases	4.5	10.7	7.5	7.0	29.7
All other	2.5	5.2	5.0	11.6	24.3
Total	$276.9	$1,017.7	$2,106.1	$2,394.0	$5,794.7
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 6.56% which was the rate in place as of March 31, 2023.
As of March 31, 2023, we had approximately $5.2 million of tax liabilities related to unrecognized tax benefits.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
36

Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On March 31, 2023, we had $2.0 billion outstanding under our Credit Agreement, which bears interest at LIBOR and SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR or SOFR rate would reduce net income and cash flows from operating activities by $14.2 million. The phase-out of LIBOR for existing debit agreements is set for June 30, 2023. The Credit Agreement includes a general process for establishing an alternative reference rate to the extent LIBOR is phased out. The Company is in the process of transitioning its financing from LIBOR to alternative reference rates. These transition activities are not expected to have a material impact on the Company’s financial statements.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
37

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following descriptions include updates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 14, Contingencies, to our Condensed Consolidated Financial Statements, for further information.
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
On May 2, 2022, the Defendants filed a motion to dismiss plaintiffs’ complaint. Plaintiffs filed a renewed motion for preliminary injunction on December 15, 2022. On February 17, 2023, the Court issued a memorandum opinion and order granting the Company’s motion to dismiss in part, allowing a portion of the due process claim to remain. In the same order, the Court denied Plaintiffs’ motion for preliminary injunction, concluding that Plaintiff had not established irreparable injury and was not likely to succeed on the merits of the remaining claim. On March 14, 2023, the Defendants filed a motion for summary judgment on the remaining claim. The Company, Mr. Carstanjen, and Mr. Rankin intend to defend this matter vigorously and believe that there are meritorious legal and factual defenses against plaintiffs' allegations and requests for relief.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
38

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 2023	574	$245.64	—	$270.2
February 2023	45,398	248.57	—	270.2
March 2023	73	247.65	—	270.2
Total	46,045	$248.53	—
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior 2018 Stock Repurchase Program authorization. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
39

ITEM 6.    EXHIBITS

Number	Description	By reference to:

10.01	Incremental Joinder Agreement No. 2, dated February 24, 2023, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent	Exhibit 10.01 to Current Report on Form 8-K filed on February 24, 2023

10.02	Fifth Amendment to Credit Agreement, dated March 20, 2023, by and among Churchill Downs Incorporated, the other credit parties party hereto and JP Morgan Chase Bank N.A., as agent*

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 26, 2023	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 26, 2023	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
41