Form 10-Q
period 2023-06-30
Churchill Downs Inc
filed 2023-07-26
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33998
Churchill Downs Incorporated
(Exact name of registrant as specified in its charter)

Kentucky		61-0156015
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400
Louisville,	Kentucky	40222
(Address of Principal Executive Offices)		(Zip Code)
(502) 636-4400
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	CHDN	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 19, 2023 was 74,869,136 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2023	2022	2023	2022
Net revenue:
Live and Historical Racing	$385.0	$260.9	$599.4	$346.9
TwinSpires	137.4	136.8	232.2	237.1
Gaming	245.9	184.3	495.9	361.6
All Other	0.2	0.5	0.5	1.0
Total net revenue	768.5	582.5	1,328.0	946.6
Operating expense:
Live and Historical Racing	204.2	121.4	347.5	189.1
TwinSpires	80.7	90.2	146.4	165.1
Gaming	179.2	128.8	352.7	254.0
All Other	5.7	2.8	10.7	5.9
Selling, general and administrative expense	48.1	38.4	100.4	74.3
Asset impairments	24.5	—	24.5	4.9
Transaction expense, net	0.5	1.2	0.3	6.2
Total operating expense	542.9	382.8	982.5	699.5
Operating income	225.6	199.7	345.5	247.1
Other (expense) income:
Interest expense, net	(65.2)	(35.1)	(129.9)	(56.4)
Equity in income of unconsolidated affiliates	38.8	40.5	77.1	73.0
Gain on sale of assets	—	274.6	114.0	274.6
Miscellaneous, net	—	0.2	1.4	0.2
Total other (expense) income	(26.4)	280.2	62.6	291.4
Income from operations before provision for income taxes	199.2	479.9	408.1	538.5
Income tax provision	(56.2)	(140.6)	(109.4)	(157.1)
Net income	$143.0	$339.3	$298.7	$381.4

Net income per common share data:
Basic net income	$1.90	$4.45	$3.97	$4.99

Diluted net income	$1.86	$4.39	$3.90	$4.92

Weighted average shares outstanding:
Basic	75.3	76.2	75.3	76.4
Diluted	76.9	77.2	76.5	77.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$374.0	$129.8
Restricted cash	67.1	74.9
Accounts receivable, net	79.5	81.5
Income taxes receivable	—	14.0
Other current assets	62.6	44.3
Total current assets	583.2	344.5
Property and equipment, net	2,229.9	1,978.3
Investment in and advances to unconsolidated affiliates	644.8	659.4
Goodwill	722.9	723.8
Other intangible assets, net	2,364.9	2,391.8
Other assets	32.9	27.0
Long-term assets held for sale	—	82.0
Total assets	$6,578.6	$6,206.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164.2	$145.5
Accrued expenses and other current liabilities	359.1	361.0
Income taxes payable	29.9	2.1
Current deferred revenue	25.8	39.0
Current maturities of long-term debt	68.0	47.0
Dividends payable	1.0	27.0
Total current liabilities	648.0	621.6
Long-term debt, net of current maturities and loan origination fees	1,482.6	2,081.6
Notes payable, net of debt issuance costs	3,068.8	2,477.1
Non-current deferred revenue	9.5	11.8
Deferred income taxes	373.2	340.8
Other liabilities	142.7	122.4
Total liabilities	5,724.8	5,655.3
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	8.0	—
Retained earnings	846.7	552.4
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	853.8	551.5
Total liabilities and shareholders' equity	$6,578.6	$6,206.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2022	74.8	$—	$552.4	$(0.9)	$551.5
Net income			155.7		155.7
Issuance of common stock	0.2				—
Taxes paid related to net share settlement of stock awards	(0.1)	(8.6)	(2.7)		(11.3)
Stock-based compensation		8.6			8.6
Other			(0.3)		(0.3)
Balance, March 31, 2023	74.9	—	705.1	(0.9)	704.2
Net income			143.0		143.0
Taxes paid related to net share settlement of stock awards		(0.1)			(0.1)
Stock-based compensation		8.1			8.1
Other			(1.4)		(1.4)
Balance, June 30, 2023	74.9	$8.0	$846.7	$(0.9)	$853.8

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2021	76.2	$—	$307.7	$(0.9)	$306.8
Net income			42.1		42.1
Issuance of common stock	0.2				—
Repurchase of common stock	(0.2)	(7.0)	(18.0)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.2)		(13.1)		(13.1)
Stock-based compensation		7.0			7.0
Balance, March 31, 2022	76.0	—	318.7	(0.9)	317.8
Net income			339.3		339.3
Repurchase of common stock	(0.6)	(7.4)	(54.1)		(61.5)
Taxes paid related to net share settlement of stock awards			(0.1)		(0.1)
Stock-based compensation		7.4			7.4
Balance, June 30, 2022	75.4	$—	$603.8	$(0.9)	$602.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$298.7	$381.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.7	51.2
Distributions from unconsolidated affiliates	91.7	77.9
Equity in income of unconsolidated affiliates	(77.1)	(73.0)
Stock-based compensation	16.7	14.4
Deferred income taxes	32.4	20.4
Asset impairments	24.5	4.9
Amortization of operating lease assets	3.5	2.7
Gain on sale of assets	(114.0)	(274.6)
Other	3.6	2.9
Changes in operating assets and liabilities:
Income taxes	41.6	154.0
Deferred revenue	(15.5)	(37.9)
Other assets and liabilities	16.8	56.5
Net cash provided by operating activities	402.6	380.8
Cash flows from investing activities:
Capital maintenance expenditures	(30.2)	(23.0)
Capital project expenditures	(282.2)	(144.1)
Proceeds from sale of assets	195.7	279.0
Other	(2.3)	(7.3)
Net cash (used in) provided by investing activities	(119.0)	104.6
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,223.3	1,200.0
Repayments of borrowings under long-term debt obligations	(1,201.4)	(3.5)
Payment of dividends	(26.7)	(25.7)
Repurchase of common stock	(0.5)	(84.5)
Taxes paid related to net share settlement of stock awards	(13.2)	(13.2)
Debt issuance costs	(12.2)	(11.4)
Change in bank overdraft	(16.2)	(3.0)
Other	(0.8)	(0.2)
Net cash (used in) provided by financing activities	(47.7)	1,058.5
Cash flows from discontinued operations:
Operating activities of discontinued operations	0.5	—
Net increase in cash, cash equivalents and restricted cash	236.4	1,543.9
Cash, cash equivalents and restricted cash, beginning of period	204.7	355.6
Cash, cash equivalents and restricted cash, end of period	$441.1	$1,899.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$135.4	$42.4
Cash paid for income taxes	35.6	15.9
Cash received from income tax refunds	0.8	33.1
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$51.4	$32.5
Debt issuance costs included in accrued expense and other current liabilities	1.4	1.8
Right-of-use assets obtained in exchange for lease obligations in operating leases	1.1	0.9
Right-of-use assets obtained in exchange for lease obligations in finance leases	33.2	—
Repurchase of common stock included in accrued expense and other current liabilities	—	2.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
Churchill Downs Incorporated (the "Company", "we", "our") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Stock Split
Effective May 22, 2023, the Company's common stock was split two-for-one (the "Stock Split") with a proportionate increase in the number of its authorized shares of common stock. All share and per-share amounts have been retroactively adjusted to reflect the effects of the Stock Split.
Refer to Note 8, Shareholders' Equity for further information on the Stock Split.
Presque Isle Impairment
During the second quarter, we evaluated economic conditions subsequent to the date of our annual impairment assessment on April 1, 2023, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle Downs and Casino ("Presque Isle"). As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter. Based on the 2023 trigger event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the current environment. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark.
Refer to Note 5, Asset Impairments for further information on the impairment.
Arlington Sale
On February 15, 2023, we closed on the sale of the Arlington International Racecourse property ("Arlington") located in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. For more information, refer to Note 4, Dispositions.
Acquisition of Peninsula Pacific Entertainment
On November 1, 2022, the Company completed the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") with a base purchase price of $2.75 billion ("P2E Transaction") subject to working capital and other purchase price adjustments. The P2E assets acquired included Colonial Downs Racetrack ("Colonial Downs") and six Historical Racing Machine ("HRM") entertainment venues in Virginia, del Lago Resort & Casino in New York ("del Lago"), and Hard Rock Hotel & Casino in Iowa ("Hard Rock Sioux City"), as well as the development rights for the Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and the potential for ONE Casino and Resort in Virginia in collaboration with Urban One, Inc.
Refer to Note 3, Acquisitions for further information on the transaction.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Acquisitions of Chasers Poker Room and Ellis Park
On September 2, 2022, the Company completed the acquisition of Chasers Poker Room ("Chasers") in Salem, New Hampshire (the "Chasers Transaction"). As part of the transaction, we made an initial payment to the sellers for rights to operate the poker room and to build an HRM venue. Additional payments will be made once all necessary permits are obtained, and the planned historical racing entertainment venue is opened. The Company plans to develop an expanded charitable gaming facility in New Hampshire to accommodate HRMs and table games.
On September 26, 2022, we completed the acquisition of Ellis Park Racing and Gaming ("Ellis Park") in Henderson, Kentucky, from Enchantment Holdings, LLC, an affiliate of Laguna Development Corporation, for total consideration of $79.0 million in cash, subject to certain working capital and other purchase price adjustments (the "Ellis Park Transaction").
Refer to Note 3, Acquisitions for further information on the transactions.
Exit of the Direct Online Sports and Casino Business
On February 24, 2022 the Company announced plans to exit the direct online sports and casino business. The Company has exited the direct online Sports and Casino business in every state except for Arizona. The Company plans to maintain its retail Sports operations and has monetized two of its online market access licenses.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements - effective in 2023 or thereafter
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and to simplify the accounting for transitioning from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance. In December 2022, the FASB deferred the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. The use of LIBOR was phased out at the end of 2021, although the phase-out of U.S. dollar LIBOR for existing agreements was delayed until June 2023. During the second quarter of 2023, the Company completed the transition of its financing from LIBOR to the Secured Overnight Financing Rate ("SOFR"). These transition activities did not have a material impact on the Company’s financial statements.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Ellis Park
On September 26, 2022, the Company completed the Ellis Park Transaction for total consideration of $79.0 million in cash, plus $3.5 million in working capital and other preliminary purchase price adjustments. The fair values of the Ellis Park Transaction were based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The areas of the preliminary valuations that are not yet finalized relate to the amounts for income taxes, working capital adjustments and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period. The preliminary fair values as of June 30, 2023 for the assets acquired and liabilities assumed, net of cash acquired of $1.4 million, at the date of acquisition are as follows: property and equipment of $19.3 million, indefinite-lived gaming rights of $47.4 million, indefinite-lived trademark of $3.6 million, goodwill of $9.3 million, and net working capital of $1.5 million.
The Company has not included other disclosures regarding the Chasers or Ellis Park Transactions as these transactions are immaterial to our business.
P2E Transaction
On November 1, 2022, the Company completed the acquisition of substantially all the assets of P2E for preliminary purchase consideration of $2,835.9 million, net of cash acquired. The P2E assets acquired included Colonial Downs and six HRM entertainment venues in Virginia, del Lago in New York, and Hard Rock Sioux City in Iowa, as well as the development rights for Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and the potential for ONE Casino & Resort in Virginia in collaboration with Urban One.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The preliminary purchase consideration is subject to adjustment upon finalization of customary post-closing adjustments related to working capital. The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for income taxes, adjustments to working capital, and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the P2E Transaction had occurred as of January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2021.

(in millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Net revenue	$745.9	$1,258.8
Net income	$360.1	$401.4
4. DISPOSITIONS
2023 Dispositions
Lady Luck Casino Nemacolin
On June 26, 2023, the Company's management agreement for Lady Luck Casino Nemacolin ("Lady Luck") in Farmington, Pennsylvania expired and was not renewed. The Company completed the sale of substantially all of its assets at Lady Luck for an immaterial amount.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Arlington
On February 15, 2023, we closed on the sale of the Arlington property in Arlington Heights, Illinois, to the Chicago Bears for $197.2 million. We received net proceeds of $195.7 million for the 326-acres and recognized a gain of $114.0 million on the sale, which is included in other income in the accompanying Condensed Consolidated Statements of Comprehensive Income. Certain assets of Arlington totaling $82.0 million were classified held for sale as of December 31, 2022 on the accompanying Condensed Consolidated Balance Sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
The Company executed a forward like-kind exchange transaction by purchasing certain property as part of the P2E Transaction for $197.2 million, which qualified as an Internal Revenue Code §1031 transaction. An exchange accommodation titleholder ("EAT"), a type of variable interest entity, was used to facilitate this reverse like-kind exchange. The Company determined that it is the primary beneficiary of the EAT, thus the property held by the EAT has been consolidated and recorded in property and equipment, net on the Condensed Consolidated Balance Sheets.
As of June 30, 2023, the Company has a $27.8 million deferred tax liability related to the Arlington sale on the Condensed Consolidated Balance Sheets.
5. ASSET IMPAIRMENTS
Presque Isle Impairment
We performed our annual goodwill and indefinite-lived intangible assets impairment analysis for Presque Isle as of April 1, 2023. Based on the results of this analysis, no impairments for Presque Isle were identified. Subsequent to the annual test, we continued to evaluate economic conditions, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle. As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter.
Based on the 2023 trigger event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the current environment. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark, which are included in the Gaming segment. The fair value of the Presque Isle gaming rights was determined using the Greenfield Method, an income approach methodology that calculates the present value based on a projected cash flow stream. The fair values of the trademark was determined by using the relief-from-royalty method of the income approach.
The fair value of the Presque Isle reporting unit's goodwill was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of comparable publicly traded companies. No impairment was recognized for the Presque Isle goodwill in second quarter of 2023.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is composed of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2022	$280.3	$152.2	$290.3	$1.0	$723.8
Adjustments	0.1	—	—	(1.0)	(0.9)
Balances as of June 30, 2023	$280.4	$152.2	$290.3	$—	$722.9

We performed our annual goodwill impairment analysis as of April 1, 2023, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other intangible assets are comprised of the following:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$31.0	$(23.8)	$7.2	$31.0	$(21.4)	$9.6
Indefinite-lived intangible assets			2,357.7			2,382.2
Total			$2,364.9			$2,391.8
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2023. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.
Refer to Note 5, Asset Impairments, for information regarding the intangible asset impairment recognized during the second quarter of 2023.
7. INCOME TAXES
The Company’s effective income tax rate for the three and six months ended June 30, 2023 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
The Company’s effective income tax rate for the three and six months ended June 30, 2022 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
8. SHAREHOLDERS’ EQUITY
Stock Repurchase Programs
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $270.2 million of repurchase authority remaining under the 2021 Stock Repurchase Program at June 30, 2023.
We repurchased the following shares under the 2021 Stock Repurchase Program:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except share data)	2023		2022		2023		2022
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program (1)	—	$—	643,108	$61.5	—	$—	876,834	$86.5
(1) Number of shares have been adjusted for the Stock Split.
Stock Split
On April 25, 2023, the Company’s Board of Directors approved a two-for-one Stock Split and an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 150,000,000 shares, no par value, to 300,000,000 shares, no par value. This amendment to the Company’s Articles of Incorporation became effective on May 19, 2023 and our common stock began trading at the split-adjusted price on May 22, 2023. All share and per-share amounts in the Company’s consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the Stock Split.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $8.1 million and $16.7 million for the three and six months ended June 30, 2023 and $7.4 million and $14.4 million for the three and six months ended June 30, 2022, respectively.
During the six months ended June 30, 2023, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2023 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs and PSUs granted during 2023 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)(2)	Vesting Terms

2023	RSU	114	Vest equally over three service periods ending in 2026
2023	PSU	62	Three-year performance and service period ending in 2025
2023	RSU	6	One year service period ending in 2024
2023	RSA	4	One year service period ending in 2024
(1) PSUs reflect the target number of units for the original PSU grant.
(2) Number of units awarded have been adjusted for the Stock Split.
10. DEBT
The following table presents our total debt outstanding:

(in millions)	June 30, 2023	December 31, 2022
Term Loan B due 2024	$—	$380.0
Term Loan B-1 due 2028	293.3	294.7
Term Loan A due 2027	1,267.5	800.0
Revolver	—	664.1
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	—
Total debt	4,660.8	4,638.8
Current maturities of long-term debt	(68.0)	(47.0)
Unamortized premium and deferred finance charges	(41.4)	(33.1)
Total debt, net of current maturities and costs	$4,551.4	$4,558.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Credit Agreement
At June 30, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023, respectively, are described below.
On April 13, 2022, we amended the Credit Agreement to extend the maturity date of its Revolver to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. This amendment also provided for the senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions for more information regarding the P2E Transaction. The Company capitalized $3.2 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.
On February 24, 2023, we amended our Credit Agreement to increase the loans under the existing Term Loan A due 2027 from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses, and for general corporate purposes. The Company capitalized $2.6 million of debt issuance costs associated with the increased Term Loan A which are being amortized as interest expense over the remainder of the 5-year term.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2023, the Company's commitment fee rate was 0.25%.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2023, that applicable margin was 150 basis points. The Term Loan B-1 bears interest at SOFR plus 210 basis points.
The Company completed the transition of its financing from LIBOR to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company capitalized $10.6 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
The 2031 Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 25, 2023, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1, 2023. The 2031 Notes will vote as one class under the indenture governing the 2031 Senior Notes.
The 2031 Senior Notes were issued pursuant to an indenture, entered into on April 25, 2023 (the "2031 Indenture"), among the Company, certain subsidiaries of the Company as guarantors, and U.S. Bank National Association, as trustee. The Company may redeem some or all of the 2031 Senior Notes at any time at redemption prices set forth in the 2031 Indenture. The terms of the 2031 Indenture, among other things, limit the ability of the Company to: (i) incur additional debt and issue preferred stock, (ii) pay dividends or make other restricted payments, (iii) make certain investments, (iv) create liens, (v) allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments, (vi) sell assets, (vii) merge or consolidate with other entities, and (viii) enter into transactions with affiliates.
In connection with the issuance of the 2031 Notes, the Company and the guarantors entered into a Registration Rights Agreement to register any notes under the Securities Act for resale that are not freely tradable 366 days from April 25, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2023, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $126.8 million. The revenue we expect to recognize on these remaining performance obligations is $1.5 million for the remainder of 2023, $48.9 million in 2024, $38.1 million in 2025, and the remainder thereafter.
As of June 30, 2023, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of June 30, 2023 and December 31, 2022, contract assets were not material.
As of June 30, 2023 and December 31, 2022, contract liabilities were $43.5 million and $58.7 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $38.8 million and $42.4 million of revenue during the three months and six months ended June 30, 2023, respectively, which was included in the contract liabilities balance at December 31, 2022. We recognized $43.6 million and $46.8 million of revenue during the three months and six months ended June 30, 2022, respectively, which was included in the contract liabilities balance at December 31, 2021.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$178.3	$174.2	$180.7	$176.2
Louisville	45.3	44.2	89.3	87.0
Northern Kentucky	17.3	8.4	43.6	19.2
Southwestern Kentucky	37.6	34.1	74.1	64.5
Western Kentucky	9.4	—	14.2	—
Virginia	94.6	—	192.3	—
New Hampshire	2.5	—	5.2	—
Total Live and Historical Racing	$385.0	$260.9	$599.4	$346.9

TwinSpires:	$137.4	$136.8	$232.2	$237.1

Gaming:
Florida	$26.0	$27.9	$52.1	$54.9
Iowa	24.0	—	48.5	—
Louisiana	33.8	37.2	77.9	78.7
Maine	29.5	29.4	57.2	56.2
Maryland	27.6	27.4	50.9	48.7
Mississippi	25.8	26.0	53.3	53.5
New York	44.6	—	89.1	—
Pennsylvania	34.6	36.4	66.9	69.6
Total Gaming	$245.9	$184.3	$495.9	$361.6
All Other	0.2	0.5	0.5	1.0
Net revenue from external customers	$768.5	$582.5	$1,328.0	$946.6

Intercompany net revenues:
Live and Historical Racing	$23.0	$15.0	$24.4	$16.2
TwinSpires	1.7	1.7	3.3	2.8
Gaming	2.0	0.2	3.6	2.1
All Other	—	—	—	—
Eliminations	(26.7)	(16.9)	(31.3)	(21.1)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$40.2	$117.5	$3.2	$160.9	$—	$160.9
Historical racing(a)	184.1	—	7.0	191.1	—	191.1
Racing event-related services	136.7	—	1.5	138.2	—	138.2
Gaming(a)	2.5	1.2	206.9	210.6	—	210.6
Other(a)	21.5	18.7	27.3	67.5	0.2	67.7
Total	$385.0	$137.4	$245.9	$768.3	$0.2	$768.5

	Three Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$46.5	$118.4	$5.5	$170.4	$—	$170.4
Historical racing(a)	78.4	—	1.3	79.7	—	79.7
Racing event-related services	121.9	—	0.2	122.1	—	122.1
Gaming(a)	—	6.2	158.1	164.3	—	164.3
Other(a)	14.1	12.2	19.2	45.5	0.5	46.0
Total	$260.9	$136.8	$184.3	$582.0	$0.5	$582.5
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $12.3 million for the three months ended June 30, 2023 and $7.7 million for the three months ended June 30, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$51.2	$196.9	$14.8	$262.9	$—	$262.9
Historical racing(a)	369.4	—	13.0	382.4	—	382.4
Racing event-related services	137.7	—	3.4	141.1	—	141.1
Gaming(a)	5.1	5.6	412.4	423.1	—	423.1
Other(a)	36.0	29.7	52.3	118.0	0.5	118.5
Total	$599.4	$232.2	$495.9	$1,327.5	$0.5	$1,328.0

	Six Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$52.1	$199.9	$18.4	$270.4	$—	$270.4
Historical racing(a)	152.0	—	1.3	153.3	—	153.3
Racing event-related services	122.4	—	0.6	123.0	—	123.0
Gaming(a)	—	16.5	309.0	325.5	—	325.5
Other(a)	20.4	20.7	32.3	73.4	1.0	74.4
Total	$346.9	$237.1	$361.6	$945.6	$1.0	$946.6
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $24.5 million for the six months ended June 30, 2023 and $14.8 million for the six months ended June 30, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. OTHER BALANCE SHEET ITEMS
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	June 30, 2023	December 31, 2022
Trade receivables	$33.8	$12.5
Simulcast and online wagering receivables	34.6	54.1
Other receivables	16.6	20.6
	85.0	87.2
Allowance for credit losses	(5.5)	(5.7)
Total	$79.5	$81.5
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Account wagering deposits liability	$52.9	$57.8
Accrued salaries and related benefits	23.8	39.6
Purses payable	49.0	46.1
Accrued interest	48.8	47.8
Accrued fixed assets	43.8	39.5
Accrued gaming liabilities	25.6	26.3
Other	115.2	103.9
Total	$359.1	$361.0
13. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of June 30, 2023 and December 31, 2022 primarily consisted of a 61.3% interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), a 50% interest in Miami Valley Gaming and Racing ("MVG"), and other immaterial joint ventures.
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of June 30, 2023, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.5 million.
Our investment in Rivers Des Plaines was $531.4 million and $544.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company received distributions from Rivers Des Plaines of $68.2 million and $61.3 million for the six months ended June 30, 2023 and 2022, respectively.
Miami Valley Gaming
Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $113.3 million and $114.4 million as of June 30, 2023 and December 31, 2022, respectively. The Company received distributions from MVG of $23.5 million and $16.5 million for the six months ended June 30, 2023 and 2022, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net revenue	$218.7	$214.6	$439.3	$391.8

Operating and SG&A expense	135.0	130.7	272.2	248.9
Depreciation and amortization	5.9	6.3	11.6	11.6
Total operating expense	140.9	137.0	283.8	260.5
Operating income	77.8	77.6	155.5	131.3
Interest and other, net	(10.7)	(7.3)	(21.6)	(3.2)
Net income	$67.1	$70.3	$133.9	$128.1

(in millions)	June 30, 2023	December 31, 2022
Assets
Current assets	$86.4	$91.0
Property and equipment, net	342.5	345.7
Other assets, net	264.4	265.0
Total assets	$693.3	$701.7
Liabilities and Members' Deficit
Current liabilities	$107.3	$97.9
Long-term debt	846.4	838.6
Other liabilities	0.4	0.2
Members' deficit	(260.8)	(235.0)
Total liabilities and members' deficit	$693.3	$701.7
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
Debt
The fair value of the Company’s 2031 Senior Notes, 2030 Senior Notes, 2028 Senior Notes, and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's Term Loan B, Term Loan B-1, Term Loan A, and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$67.1	$67.1	$67.1	$—	$—
Financial liabilities:
Term Loan B-1	$290.4	$293.3	$—	$293.3	$—
Term Loan A	1,260.2	1,267.5	—	1,267.5	—
2027 Senior Notes	595.9	573.0	—	573.0	—
2028 Senior Notes	698.6	647.5	—	647.5	—
2030 Senior Notes	1,184.5	1,119.0	—	1,119.0	—
2031 Senior Notes	589.7	593.6	—	593.6	—

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$74.9	$74.9	$74.9	$—	$—
Financial liabilities:
Term Loan B	$378.4	$380.0	$—	$380.0	$—
Term Loan B-1	291.6	294.8	—	294.8	—
Term Loan A	794.5	800.0	—	800.0	—
Revolver	664.1	664.1	—	664.1	—
2027 Senior Notes	595.3	574.5	—	574.5	—
2028 Senior Notes	698.4	626.5	—	626.5	—
2030 Senior Notes	1,183.4	1,079.4	—	1,079.4	—

15. CONTINGENCIES
We may be involved in litigation arising in the ordinary course of conducting business. We carry insurance for workers' compensation claims from our employees and general liability for claims from independent contractors, customers and guests. We are self-insured up to an aggregate stop loss for our general liability and workers' compensation coverages.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator for basic and diluted net income per common share:
Net income	$143.0	$339.3	$298.7	$381.4

Denominator for net income per common share:
Basic	75.3	76.2	75.3	76.4
Plus dilutive effect of stock awards	1.6	1.0	1.2	1.0
Diluted	76.9	77.2	76.5	77.4

Net income per common share data:
Basic net income	$1.90	$4.45	$3.97	$4.99
Diluted net income	$1.86	$4.39	$3.90	$4.92
All share and per-share amounts have been retroactively adjusted to reflect the effects of the Stock Split. Refer to Note 8, Shareholders' Equity for further information on the Stock Split.
17. SEGMENT INFORMATION
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
–Acquisition, disposition, and property sale related charges;
–Direct online Sports and Casino business exit costs; and
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Gain on property and asset sales;
•Legal reserves;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Pre-opening expense; and
•Other charges, recoveries, and expenses
On June 26, 2023, the Company's management agreement for Lady Luck expired and was not renewed. The Company completed the sale of substantially all of its assets at Lady Luck for an immaterial amount.
As of December 31, 2021, Arlington ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2022 and 2023 are treated as an adjustment to EBITDA.
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Live and Historical Racing	$385.0	$260.9	$599.4	$346.9
TwinSpires	137.4	136.8	232.2	237.1
Gaming	245.9	184.3	495.9	361.6
All Other	0.2	0.5	0.5	1.0
Net Revenue	$768.5	$582.5	$1,328.0	$946.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$408.0	$139.1	$247.9

Taxes and purses	(85.4)	(7.0)	(81.7)
Marketing and advertising	(12.1)	(5.3)	(9.0)
Salaries and benefits	(30.3)	(7.5)	(39.5)
Content expense	(2.0)	(68.7)	(2.7)
Selling, general and administrative expense	(7.3)	(2.7)	(10.3)
Other operating expense	(47.6)	(14.0)	(30.0)
Other income	0.2	—	48.7
Adjusted EBITDA	$223.5	$33.9	$123.4

	Three Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$275.9	$138.5	$184.5

Taxes and purses	(59.6)	(7.2)	(68.2)
Marketing and advertising	(6.4)	(5.0)	(3.7)
Salaries and benefits	(18.9)	(6.9)	(23.5)
Content expense	(1.0)	(68.1)	(2.2)
Selling, general and administrative expense	(3.0)	(2.6)	(6.7)
Other operating expense	(23.2)	(14.8)	(22.2)
Other income	0.1	—	48.8
Adjusted EBITDA	$163.9	$33.9	$106.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$623.8	$235.5	$499.5

Taxes and purses	(141.9)	(12.0)	(165.3)
Marketing and advertising	(20.3)	(6.7)	(17.6)
Salaries and benefits	(52.1)	(13.7)	(74.0)
Content expense	(3.5)	(111.7)	(4.5)
Selling, general and administrative expense	(16.0)	(5.1)	(22.5)
Other operating expense	(84.6)	(24.0)	(60.0)
Other income	0.2	1.0	97.3
Adjusted EBITDA	$305.6	$63.3	$252.9

	Six Months Ended June 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$363.1	$239.9	$363.7

Taxes and purses	(86.4)	(14.7)	(135.5)
Marketing and advertising	(9.3)	(10.1)	(7.2)
Salaries and benefits	(29.8)	(13.6)	(47.4)
Content expense	(1.6)	(111.2)	(3.7)
Selling, general and administrative expense	(6.3)	(5.2)	(13.3)
Other operating expense	(38.0)	(27.1)	(42.2)
Other income	0.1	—	83.5
Adjusted EBITDA	$191.8	$58.0	$197.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$143.0	$339.3	$298.7	$381.4

Additions:
Depreciation and amortization	41.8	26.1	79.7	51.2
Interest expense, net	65.2	35.1	129.9	56.4
Income tax provision	56.2	140.6	109.4	157.1
EBITDA	$306.2	$541.1	$617.7	$646.1

Adjustments to EBITDA:
Stock-based compensation expense	$8.1	$7.4	$16.7	$14.4
Legal reserve	—	3.2	—	3.2
Pre-opening expense	3.2	2.6	6.4	4.7
Arlington exit costs	5.9	1.8	9.3	4.3
Other expenses, net	6.6	—	6.9	—
Transaction expense, net	0.5	1.2	0.3	6.2
Asset impairments	24.5	—	24.5	4.9
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.9	10.5	19.7	21.6
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(2.2)	—	(12.6)
Rivers Des Plaines' legal reserves and transaction costs	—	0.2	—	0.5
Other charges and recoveries, net	(1.2)	—	(0.9)	1.0
Gain on sale of assets	—	(274.6)	(114.0)	(274.6)
Total adjustments to EBITDA	57.5	(249.9)	(31.1)	(226.4)
Adjusted EBITDA	$363.7	$291.2	$586.6	$419.7

Adjusted EBITDA by segment:
Live and Historical Racing	$223.5	$163.9	$305.6	$191.8
TwinSpires	33.9	33.9	63.3	58.0
Gaming	123.4	106.8	252.9	197.9
Total segment Adjusted EBITDA	380.8	304.6	621.8	447.7
All Other	(17.1)	(13.4)	(35.2)	(28.0)
Total Adjusted EBITDA	$363.7	$291.2	$586.6	$419.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents total asset information for each of our segments:

(in millions)	June 30, 2023	December 31, 2022
Total assets:
Live and Historical Racing	$3,552.8	$3,345.4
TwinSpires	288.3	287.9
Gaming	1,802.8	1,824.2
Total segment assets	5,643.9	5,457.5
All Other	934.7	749.3
Total assets	$6,578.6	$6,206.8
The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2023	2022
Capital expenditures:
Live and Historical Racing	$239.8	$119.8
TwinSpires	6.4	6.0
Gaming	62.4	40.4
Total segment capital expenditures	308.6	166.2
All Other	3.8	0.9
Total capital expenditures	$312.4	$167.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include the following :
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
•loss of key or highly skilled personnel, as well as general disruptions in the general labor market;
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
•failure to enter into or maintain agreements with industry constituents, including horsemen and other racetracks; inability to successfully focus on market access and retail operations for our TwinSpires Sports and Casino business and effectively compete; online security risk, including cyber-security breaches, or loss or misuse of our stored information as a result of a breach;
•reliance on our technology services and catastrophic events and system failures disrupting our operations;
•inability to identify, complete, or fully realize the benefits of, our proposed acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget, or as planned;
•difficulty in integrating recent or future acquisitions into our operations;
•cost overruns and other uncertainties associated with the development of new venues and the expansion of existing facilities;
•general risks related to real estate ownership and significant expenditures, including risks related to environmental liabilities;
•personal injury litigation related to injuries occurring at our racetracks;
•compliance with the Foreign Corrupt Practices Act or applicable money-laundering regulations;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
29

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
•increase to interest rates (due to inflation or otherwise);
•disruptions in the credit markets or changes to our credit ratings may adversely affect our business;
•increase in our insurance costs, or inability to obtain similar insurance coverage in the future, and inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and
•other factors described in our most recent Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.
We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
30

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
We conduct our business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. We aggregate our other businesses as well as certain corporate operations, and other immaterial joint ventures, in All Other. For additional information about our segments, refer to Note 17, Segment Information, in the notes to our Condensed Consolidated Financial Statements.
Stock Split
Effective May 22, 2023, the Company's common stock was split two-for-one with a proportionate increase in the number of its authorized shares of common stock.
Lady Luck Casino Nemacolin
On June 26, 2023, our management agreement for Lady Luck Casino Nemacolin ("Lady Luck") in Farmington, Pennsylvania expired and was not renewed. The company completed the sale of substantially all of its assets at Lady Luck for an immaterial amount.
Presque Isle Impairment
During the second quarter, we evaluated economic conditions subsequent to the date of our annual impairment assessment on April 1, 2023, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle Downs and Casino ("Presque Isle"). As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter. Based on the 2023 trigger event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the current environment. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark.
Arlington Sale
On February 15, 2023, we closed on the sale of the Arlington property in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. The net proceeds of $195.7 million were used to pay down the outstanding balance amount on our Revolver that was drawn on to fund the acquisition of substantially all the assets of Peninsula Pacific Entertainment ("P2E").
Financing Transactions
On April 25, 2023, we completed an offering of $600.0 million in aggregate principal amount of 6.750% senior notes that mature in 2031. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital and other general corporate purposes.
On February 24, 2023, we entered into an incremental joinder to our senior secured credit agreement to increase the loans under the existing Term Loan A credit facility due 2027 by $500.0 million. This joinder increases the existing Term Loan A credit facility due 2027 from $800.0 million to $1.3 billion and makes certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its senior secured revolving credit facility, pay related transaction fees and expenses and for general corporate purposes.
Transactions Update
On August 11, 2022, we entered into an agreement to sell 49% of United Tote, a wholly-owned subsidiary of the Company to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association. The transaction is subject to usual and customary closing conditions, including applicable regulatory notices and approvals, and is expected to close during 2023.
On December 19, 2022, the Company announced that it entered into a definitive agreement under which we would acquire all the outstanding equity interests of Exacta Systems, LLC ("Exacta") for total consideration of $250.0 million in cash (the "Exacta Transaction"). The Exacta Transaction is subject to certain working capital and other purchase price adjustments and is expected to close during 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
31

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
–Acquisition, disposition, and property sale related charges;
–Direct online Sports and Casino business exit costs; and
–Other transaction expense, including legal, accounting and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps, and
–Legal reserves and transaction costs;
•Asset impairments;
•Gain on property and asset sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
On June 26, 2023, the Company's management agreement for Lady Luck expired and was not renewed. The Company completed the sale of substantially all of its assets at Lady Luck for an immaterial amount.
As of December 31, 2021, Arlington ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2022 and 2023 are treated as an adjustment to EBITDA.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income. See the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Governmental Regulations and Legislative Changes
We are subject to various federal, state and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative actions should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, including Part I - Item 1, "Business" for a discussion of regulatory and legislative changes.
Specific State Gaming Regulations
Kentucky
In 2023, the Kentucky General Assembly passed a bill to authorize the Kentucky Horse Racing Commission to regulate sports betting. Only licensed racetracks and their extensions can operate retail sports betting. Each track is allowed to contract with up

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
32

to three providers to carryout online or retail sports betting. Retail sports betting will commence on September 7, 2023 and online sports betting will begin on September 28, 2023.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net Revenue	$768.5	$582.5	$186.0	$1,328.0	$946.6	$381.4
Operating income	225.6	199.7	25.9	345.5	247.1	98.4
Operating income margin	29%	34%		26%	26%
Net income	143.0	339.3	(196.3)	298.7	381.4	(82.7)
Adjusted EBITDA	363.7	291.2	72.5	586.6	419.7	166.9
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
•Net revenue increased $186.0 million driven by a $124.1 million increase in Live and Historical Racing primarily due to the Virginia properties acquired in the P2E Transaction, a record-breaking Derby Week at Churchill Downs Racetrack, the properties acquired in the Ellis Park and Chasers Transactions, and the opening of Turfway Park in Northern Kentucky in September 2022, a $61.6 million increase in Gaming primarily due to the New York and Iowa properties acquired in the P2E Transaction, and a $0.6 million increase in TwinSpires. These increases were partially offset by a $0.3 million decrease in All Other net revenue.
•Operating income increased $25.9 million primarily due to a $41.3 million increase in Live and Historical Racing income from the P2E properties acquired in Virginia, an $11.2 million increase in Gaming income driven by the P2E acquired properties in New York and Iowa, a $10.1 million increase in TwinSpires, and a $0.7 million decrease in transaction costs. Partially offsetting these was a $24.5 million non-cash impairment of Presque Isle intangible assets, a $9.7 million increase in selling, general and administrative expenses, and a $3.2 million decrease in All Other operating income.
•Net income decreased $196.3 million. The following items impacted comparability of the Company's net income from continuing operations for the three months ended June 30, 2023 compared to three months ended June 30, 2022: a $193.6 million after-tax gain on the sale of the Calder property in the second quarter of 2022, an $18.5 million after-tax increase in impairment costs in the second quarter of 2023, and a $6.0 million after-tax net increase all other nonrecurring expenses. Excluding these items, net income increased $21.8 million due to a $43.9 million after-tax increase primarily driven by the results of our operations, partially offset by a $22.1 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $72.5 million driven by a $59.6 million increase in Live and Historical Racing attributable to the Virginia properties acquired in the P2E, Ellis Park and Chasers Transactions and a record-breaking Derby Week at Churchill Downs Racetrack, a $16.6 million increase in Gaming driven by the New York and Iowa properties acquired in the P2E Transaction, partially offset by a $3.7 million increase in corporate general administrative expenses.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
•Net revenue increased $381.4 million driven by a $252.5 million increase in Live and Historical Racing primarily due to revenue attributable to the Virginia properties acquired in the P2E Transaction, the opening of Turfway Park in Northern Kentucky in September 2022, a record-breaking Derby Week at Churchill Downs Racetrack, the properties acquired in the Ellis Park and Chasers Transactions, and growth at our Oak Grove property in Southwestern Kentucky and a $134.3 million increase in Gaming primarily due to our New York and Iowa properties acquired in the P2E Transaction. Partially offsetting these increases was a $4.9 million decrease in TwinSpires primarily due to the exit of the direct online Sports and Casino business in the first quarter of 2022 and a $0.5 million decrease in All Other net revenue.
•Operating income increased $98.4 million primarily due to a $94.1 million increase in Live and Historical Racing income from the P2E properties acquired in Virginia, a $35.6 million increase in Gaming income driven by the New York and Iowa properties acquired in the P2E Transaction, a $13.8 million increase in TwinSpires income, and a $5.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
33

million decrease in transaction costs. Partially offsetting these was a $26.1 million increase in selling, general and administrative expenses, a $19.6 million increase in non-cash impairment costs due to the 2023 impairment of Presque Isle intangible assets, and a $5.3 million decrease in All Other operating income primarily related to Arlington exit costs.
•Net income decreased $82.7 million. The following items impacted comparability of the Company's net income from continuing operations for the six months ended June 30, 2023 compared to six months ended June 30, 2022: a $107.4 million decrease in after-tax gains on property sales, a $15.0 million increase in after-tax non-cash impairment costs in 2023, a $9.0 million after-tax benefit related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swap that did not recur in 2023, and a $1.7 million increase in other nonrecurring costs. Excluding these items, net income increased $50.4 million primarily due to a $104.1 million after-tax increase driven by the results of our operations and equity in income from our unconsolidated affiliates, partially offset by a $53.7 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $166.9 million driven by a $113.8 million increase in Live and Historical Racing attributable to the properties acquired in the P2E, Ellis Park and Chasers Transactions and a record-breaking Derby Week at Churchill Downs Racetrack, a $55.0 million increase in Gaming driven by the New York and Iowa properties acquired in the P2E Transaction, and a $5.3 million increase in TwinSpires, partially offset by a $7.2 million increase in corporate general and administrative expenses.
Revenue by Segment
The following table presents revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Live and Historical Racing	$408.0	$275.9	$132.1	$623.8	$363.1	$260.7
TwinSpires	139.1	138.5	0.6	235.5	239.9	(4.4)
Gaming	247.9	184.5	63.4	499.5	363.7	135.8
All Other	0.2	0.5	(0.3)	0.5	1.0	(0.5)
Eliminations	(26.7)	(16.9)	(9.8)	(31.3)	(21.1)	(10.2)
Net Revenue	$768.5	$582.5	$186.0	$1,328.0	$946.6	$381.4
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
•Live and Historical Racing revenue increased $132.1 million due to a $94.6 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $20.5 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, a $12.0 million increase attributable to the properties acquired in the Ellis Park and Chasers Transactions, a $10.3 million increase primarily due to the opening of Turfway Park in Northern Kentucky in September 2022, a $3.5 million increase from our Oak Grove property in Southwestern Kentucky, and a $1.1 million increase from our Derby City Gaming property in Louisville. These increases were partially offset by a $9.9 million decrease for non-Derby Week racing operations primarily due to the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023.
•TwinSpires revenue increased $0.6 million primarily due to a $3.4 million increase in revenue related to Horse Racing primarily from United Tote which reflects the portion of the B2B Horse Racing expansion strategy associated with totalisator fees. This increase was partially offset by a $2.8 million reduction in Sports and Casino revenue due to the decision to exit the direct online Sports and Casino business in the first quarter of 2022.
•Gaming revenue increased $63.4 million primarily due to a $68.6 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, partially offset by a $5.2 million net decrease from our other gaming properties.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
•Live and Historical Racing revenue increased $260.7 million due to a $192.3 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $26.0 million increase primarily due to the opening of Turfway Park in Northern Kentucky in September 2022, a $20.7 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, a $19.5 million increase attributable to properties acquired in the Ellis Park and Chasers Transactions, a $9.7 million increase from our Oak Grove property in Southwestern Kentucky, and a $2.2 million

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
34

increase from our Derby City Gaming property in Louisville. These increases were partially offset by a $9.7 million decrease for non-Derby Week racing operations primarily due to the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023.
•TwinSpires revenue decreased $4.4 million primarily due to a $8.6 million decrease in Sports and Casino revenue due to the decision to exit the direct online Sports and Casino business in the first quarter of 2022. This decrease was partially offset by a $4.2 million increase in Horse Racing related revenue primarily from United Tote which reflects the portion of the B2B Horse Racing expansion strategy associated with totalisator fees.
•Gaming revenue increased $135.8 million primarily due to a $137.6 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, partially offset by a $1.8 million net decrease from our other gaming properties.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Taxes and purses	$174.1	$135.0	$39.1	$319.6	$236.6	$83.0
Salaries and benefits	77.8	49.9	27.9	140.7	92.2	48.5
Content expense	46.9	55.0	(8.1)	89.3	96.3	(7.0)
Selling, general and administrative expense	48.1	38.4	9.7	100.4	74.3	26.1
Depreciation and amortization	41.8	26.1	15.7	79.7	51.2	28.5
Marketing and advertising	26.4	15.3	11.1	44.4	26.8	17.6
Transaction expense, net	0.5	1.2	(0.7)	0.3	6.2	(5.9)
Asset impairments	24.5	—	24.5	24.5	4.9	19.6
Other operating expense	102.8	61.9	40.9	183.6	111.0	72.6
Total expense	$542.9	$382.8	$160.1	$982.5	$699.5	$283.0
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses, salaries and benefits, selling, general and administrative, marketing and advertising, depreciation and amortization, and other operating expenses increased due to the P2E, Ellis Park and Chasers Transactions, as well as the opening of Turfway Park in September of 2022.
•Asset impairments increased $24.5 million due to the non-cash impairment of Presque Isle intangible assets in the second quarter of 2023.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses, salaries and benefits, selling, general and administrative, marketing and advertising, depreciation and amortization, and other operating expenses increased due to the P2E, Ellis Park and Chasers Transactions, as well as the opening of Turfway Park in September of 2022.
•Asset impairments increased $19.6 million due to the non-cash impairment of Presque Isle intangible assets in the second quarter of 2023.
•Transaction expenses decreased $5.9 million due to the 2022 P2E Transaction.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Live and Historical Racing	$223.5	$163.9	$59.6	$305.6	$191.8	$113.8
TwinSpires	33.9	33.9	—	63.3	58.0	5.3
Gaming	123.4	106.8	16.6	252.9	197.9	55.0
Total Segment Adjusted EBITDA	380.8	304.6	76.2	621.8	447.7	174.1
All Other	(17.1)	(13.4)	(3.7)	(35.2)	(28.0)	(7.2)
Total Adjusted EBITDA	$363.7	$291.2	$72.5	$586.6	$419.7	$166.9
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
•Live and Historical Racing Adjusted EBITDA increased $59.6 million due to a $43.7 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $16.8 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, and a $2.8 million increase due to continued growth at our Oak Grove property in Southwestern Kentucky. The remaining properties contributed a $1.9 million increase in Adjusted EBITDA. These increases were partially offset by a $5.6 million decrease for non-Derby Week racing operations primarily due to the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023.
•TwinSpires Adjusted EBITDA was flat for the comparative periods. Sports and Casino Adjusted EBITDA was up $1.9 million as a result of an increase from retail sports betting and from significant cost reductions associated with the exit of the direct online Sports and Casino business in the first quarter of 2022. United Tote Adjusted EBITDA was up $2.0 million primarily as a result of the incremental revenue from the B2B Horse Racing expansion strategy associated with totalisator fees. These increases were offset by a $3.9 million reduction in TwinSpires Adjusted EBITDA as a result of lower retail Horse Racing handle due to industry race day cancellations and the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023 as well as higher content related expenses and higher advance deposit wagering taxes in certain jurisdictions.
•Gaming Adjusted EBITDA increased $16.6 million driven by a $21.4 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, partially offset by a $4.8 million decrease from our other gaming properties.
•All Other Adjusted EBITDA decreased $3.7 million primarily driven by increased corporate compensation and benefits related expenses.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
•Live and Historical Racing Adjusted EBITDA increased $113.8 million due to a $90.5 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $16.8 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, a $7.4 million increase due to continued growth at our Oak Grove property in Southwestern Kentucky, and a $3.3 million increase primarily due to the opening of Turfway Park in Northern Kentucky in September 2022. The remaining properties contributed a $1.9 million increase in Adjusted EBITDA. These increases were partially offset by a $6.1 million decrease for non-Derby Week racing operations primarily due to the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
36

•TwinSpires Adjusted EBITDA increased $5.3 million primarily due to a $8.4 million increase in Sports and Casino Adjusted EBITDA as a result of an increase from retail sports betting and from significant cost reductions associated with the exit of the direct online Sports and Casino business in the first quarter of 2022. United Tote Adjusted EBITDA was up $2.4 million primarily as a result of the incremental revenue from the B2B Horse Racing expansion strategy associated with totalisator fees. These increases were offset by a $5.5 million reduction in TwinSpires Adjusted EBITDA as a result of lower retail Horse Racing handle due to industry race day cancellations and the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023 as well as higher content related expenses and higher advance deposit wagering taxes in certain jurisdictions.
•Gaming Adjusted EBITDA increased $55.0 million driven by a $47.9 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction and a $13.4 million increase from our equity investments, partially offset by a $6.3 million decrease from our other gaming properties.
•All Other Adjusted EBITDA decreased $7.2 million primarily driven by increased corporate compensation and benefits related expenses.
Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net income and comprehensive income	$143.0	$339.3	$(196.3)	$298.7	$381.4	$(82.7)

Additions:
Depreciation and amortization	41.8	26.1	15.7	79.7	51.2	28.5
Interest expense, net	65.2	35.1	30.1	129.9	56.4	73.5
Income tax provision	56.2	140.6	(84.4)	109.4	157.1	(47.7)
EBITDA	$306.2	$541.1	$(234.9)	$617.7	$646.1	$(28.4)

Adjustments to EBITDA:
Stock-based compensation expense	$8.1	$7.4	$0.7	$16.7	$14.4	$2.3
Legal reserves	—	3.2	(3.2)	—	3.2	(3.2)
Pre-opening expense	3.2	2.6	0.6	6.4	4.7	1.7
Arlington exit costs	5.9	1.8	4.1	9.3	4.3	5.0
Other expense, net	6.6	—	6.6	6.9	—	6.9
Transaction expense, net	0.5	1.2	(0.7)	0.3	6.2	(5.9)
Asset impairments	24.5	—	24.5	24.5	4.9	19.6
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.9	10.5	(0.6)	19.7	21.6	(1.9)
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(2.2)	2.2	—	(12.6)	12.6
Rivers Des Plaines' legal reserves and transactions costs	—	0.2	(0.2)	—	0.5	(0.5)
Other charges and recoveries, net	(1.2)	—	(1.2)	(0.9)	1.0	(1.9)
Gain on sale of assets	—	(274.6)	274.6	(114.0)	(274.6)	160.6
Total adjustments to EBITDA	57.5	(249.9)	307.4	(31.1)	(226.4)	195.3
Adjusted EBITDA	$363.7	$291.2	$72.5	$586.6	$419.7	$166.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
37

Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	June 30, 2023	December 31, 2022	Change
Total assets	$6,578.6	$6,206.8	$371.8
Total liabilities	5,724.8	5,655.3	69.5
Total shareholders' equity	853.8	551.5	302.3
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $371.8 million primarily driven by increased cash and cash equivalents, capital expenditures and other current assets, partially offset by the sale of our Arlington property and the Presque Isle impairment in 2023.
•Total liabilities increased $69.5 million primarily driven by increased income tax liabilities and increased accounts payable primarily due to timing of racing related payments, partially offset by decreased dividends payable due to the payment of our annual dividends.
•Total shareholders’ equity increased $302.3 million driven by increased net income and stock-based compensation.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,
Cash flows from:	2023	2022	Change
Operating activities	$402.6	$380.8	$21.8
Investing activities	(119.0)	104.6	(223.6)
Financing activities	(47.7)	1,058.5	(1,106.2)
Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022
•Cash flows from operating activities increased $21.8 million driven by increased operating income and increased distributions from unconsolidated affiliates. These increases were partially offset by an increase in net interest paid and net income taxes paid. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows from investing activities decreased $223.6 million driven by increased capital project expenditures in 2023 primarily at Churchill Downs Racetrack and for the Dumfries project in Virginia and decreased proceeds from the sale of assets.
•Cash flows from financing activities decreased $1.1 billion primarily driven by repayments of long-term debt in 2023.
We have spent $282.2 million year to date on project capital investments. We expect to spend approximately $575 to $675 million for the year on project capital investments. The significant project capital investments planned for the second half of 2023 include: Churchill Downs Racetrack Paddock Project, Derby City Gaming Downtown, the Ellis Park HRM facility in Eastern Daviess County, Kentucky, the Terre Haute Casino Resort in Vigo County, Indiana, a New Hampshire HRM Facility, and the Virginia HRM entertainment venues in Dumfries and Emporia. The planned amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $270.2 million of repurchase authority remaining under this program on June 30, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
38

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	June 30, 2023	December 31, 2022	Change
Revolver	$—	$664.1	$(664.1)
Term Loan B due 2024	—	380.0	(380.0)
Term Loan B-1 due 2028	293.3	294.7	(1.4)
Term Loan A due 2027	1,267.5	800.0	467.5
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	—	600.0
Total debt	4,660.8	4,638.8	22.0
Current maturities of long-term debt	(68.0)	(47.0)	(21.0)
Total debt, net of current maturities	4,592.8	4,591.8	1.0
Issuance costs, net of premiums and discounts	(41.4)	(33.1)	(8.3)
Net debt	$4,551.4	$4,558.7	$(7.3)
Credit Agreement
At June 30, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023, respectively, are described below.
On April 13, 2022, we amended the Credit Agreement to extend the maturity date of its Revolver to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. This amendment also provided for the senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions in the notes to our Condensed Consolidated Financial Statements for further information regarding the P2E Transaction. The Company capitalized $3.2 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.
On February 24, 2023, we amended our Credit Agreement to increase the loans under the existing Term Loan A due 2027 from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses and for general corporate purposes. The Company capitalized $2.6 million of debt issuance costs associated with the increased Term Loan A which are being amortized as interest expense over the remainder of the 5-year term.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2023, the Company's commitment fee rate was 0.25%.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2023, that applicable margin was 150 basis points. The Term Loan B-1 bears interest at SOFR plus 210 basis points.
The Company completed the transition of its financing from LIBOR to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
2027 Senior Notes
As of June 30, 2023, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
39

buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of June 30, 2023, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (collectively, the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of June 30, 2023, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2022. In connection with the offering, we capitalized $18.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes. The Company held the net proceeds of this transaction of $1.2 billion in escrow until the proceeds were utilized to complete the P2E Transaction on November 1, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company capitalized $10.6 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
The 2031 Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 25, 2023, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1, 2023. The 2031 Notes will vote as one class under the indenture governing the 2031 Senior Notes.
The Company may redeem some or all of the 2031 Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 offering memorandum.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
40

Contractual Obligations
Our commitments to make future payments as of June 30, 2023, are estimated as follows:

(in millions)	2023	2024-2025	2026-2027	Thereafter	Total
Term Loan A	32.5	130.0	1,105.0	—	$1,267.5
Interest on Term Loan A(1)	43.1	160.3	93.3	—	296.7
Term Loan B-1	1.5	6.0	6.0	279.8	293.3
Interest on Term Loan B-1 (1)	10.8	42.3	41.3	4.3	98.7
Revolver	—	—	—	—	—
Interest on Revolver	—	—	—	—	—
2027 Senior Notes	—	—	600.0	—	600.0
2028 Senior Notes	—	—	—	700.0	700.0
2030 Senior Notes	—	—	—	1,200.0	1,200.0
2031 Senior Notes	—	—	—	600.0	600.0
Interest on 2027 Senior Notes	16.5	66.0	49.5	—	132.0
Interest on 2028 Senior Notes	16.6	66.5	66.5	16.6	166.2
Interest on 2030 Senior Notes	34.5	138.0	138.0	175.0	485.5
Interest on 2031 Senior Notes	20.8	81.0	81.0	141.8	324.6
Operating and Finance Leases	5.3	20.0	17.1	43.8	86.2
All other	0.9	5.2	5.0	11.6	22.7
Total	$182.5	$715.3	$2,202.7	$3,172.9	$6,273.4
(1) Interest includes the estimated contractual payments under our Credit Agreement assuming no change in the weighted average borrowing rate of 6.79% which was the rate in place as of June 30, 2023.
As of June 30, 2023, we had approximately $5.3 million of tax liabilities related to unrecognized tax benefits.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On June 30, 2023, we had $1.6 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $11.3 million. The Company completed the transition of its financing from LIBOR to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
41

time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
42

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following descriptions include updates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022, relating to the proceedings involving the Company. In addition to the matters described below, we are also involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 15, Contingencies, in the notes to our Condensed Consolidated Financial Statements, for further information.
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
On May 2, 2022, the Defendants filed a motion to dismiss plaintiffs’ complaint. Plaintiffs filed a renewed motion for preliminary injunction on December 15, 2022. On February 17, 2023, the Court issued a memorandum opinion and order granting the Company’s motion to dismiss in part, allowing a portion of the due process claim to remain. In the same order, the Court denied Plaintiffs’ motion for preliminary injunction, concluding that Plaintiff had not established irreparable injury and was not likely to succeed on the merits of the remaining claim. On March 14, 2023, the Defendants filed a motion for summary judgment on the remaining claim. The Court granted that motion on May 24, 2023, and entered final judgment in favor of Defendants. Plaintiffs did not appeal this ruling.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
43

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 2023	116	$127.53	—	$270.2
May 2023	223	140.58	—	270.2
June 2023	180	135.83	—	270.2
Total	519	$136.02	—
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
ITEM 6.    EXHIBITS

Number	Description	By reference to:

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Churchill Downs Incorporated effective as of the close of business on May 19, 2023	Exhibit 3.1 to Current Report on Form 8-K filed on April 25, 2023

3.2	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated effective as of the close of business on May 19, 2023	Exhibit 3.2 to Current Report on Form 8-K filed on April 25, 2023

4.1	Indenture dated as of April 25, 2023 among, Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to Current Report on Form 8-K filed on April 25, 2023

4.2	Registration Rights Agreement dated April 25, 2023 by and among Churchill Downs Incorporated, the Guarantors (stated therein) and J.P. Morgan Securities, LLC, as representative of initial purchasers.	Exhibit 4.2 to Current Report on Form 8-K filed on April 25, 2023
4.3	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of March 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
44

4.4	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.5	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.6	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.7	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.8	First Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of December 12, 2018, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.9	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.10	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated May 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.11	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.12	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.13	Sixth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.14	Seventh Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
45

4.15	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.16	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.17	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

4.18	First Supplemental Indenture relating to Churchill Downs Incorporated’s 6.750% Senior Unsecured Notes due 2031, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association*

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 26, 2023	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 26, 2023	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
47