Form 10-Q
period 2023-09-30
Churchill Downs Inc
filed 2023-10-25
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 19, 2023 was 74,594,820 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2023	2022	2023	2022
Net revenue:
Live and Historical Racing	$219.5	$92.3	$818.9	$439.2
TwinSpires	108.5	106.2	340.7	343.3
Gaming	244.3	183.4	740.2	545.0
All Other	0.2	1.2	0.7	2.2
Total net revenue	572.5	383.1	1,900.5	1,329.7
Operating expense:
Live and Historical Racing	158.2	80.1	505.7	269.2
TwinSpires	73.4	64.5	219.8	229.6
Gaming	175.6	133.0	528.3	387.0
All Other	1.3	2.9	12.0	8.8
Selling, general and administrative expense	50.2	38.4	150.6	112.7
Asset impairments	—	—	24.5	4.9
Transaction expense, net	1.5	1.2	1.8	7.4
Total operating expense	460.2	320.1	1,442.7	1,019.6
Operating income	112.3	63.0	457.8	310.1
Other (expense) income:
Interest expense, net	(67.9)	(36.2)	(197.8)	(92.6)
Equity in income of unconsolidated affiliates	33.3	42.4	110.4	115.4
Gain on sale of assets	—	—	114.0	274.6
Miscellaneous, net	4.1	4.2	5.5	4.4
Total other (expense) income	(30.5)	10.4	32.1	301.8
Income from operations before provision for income taxes	81.8	73.4	489.9	611.9
Income tax provision	(20.8)	(16.4)	(130.2)	(173.5)
Net income	$61.0	$57.0	$359.7	$438.4

Net income per common share data:
Basic net income	$0.81	$0.75	$4.78	$5.76

Diluted net income	$0.79	$0.74	$4.69	$5.68

Weighted average shares outstanding:
Basic	75.2	75.6	75.3	76.1
Diluted	77.1	76.7	76.7	77.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$129.9	$129.8
Restricted cash	63.3	74.9
Accounts receivable, net	102.2	81.5
Income taxes receivable	5.9	14.0
Other current assets	69.3	44.3
Total current assets	370.6	344.5
Property and equipment, net	2,383.6	1,978.3
Investment in and advances to unconsolidated affiliates	660.1	659.4
Goodwill	899.9	723.8
Other intangible assets, net	2,417.3	2,391.8
Other assets	19.0	27.0
Long-term assets held for sale	—	82.0
Total assets	$6,750.5	$6,206.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169.0	$145.5
Accrued expenses and other current liabilities	401.4	363.1
Current deferred revenue	30.5	39.0
Current maturities of long-term debt	68.0	47.0
Dividends payable	1.0	27.0
Total current liabilities	669.9	621.6
Long-term debt, net of current maturities and loan origination fees	1,585.0	2,081.6
Notes payable, net of debt issuance costs	3,069.8	2,477.1
Non-current deferred revenue	9.5	11.8
Deferred income taxes	386.1	340.8
Other liabilities	141.5	122.4
Total liabilities	5,861.8	5,655.3
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	889.6	552.4
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	888.7	551.5
Total liabilities and shareholders' equity	$6,750.5	$6,206.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2022	74.8	$—	$552.4	$(0.9)	$551.5
Net income			155.7		155.7
Issuance of common stock	0.2				—
Taxes paid related to net share settlement of stock awards	(0.1)	(8.6)	(2.7)		(11.3)
Stock-based compensation		8.6			8.6
Other			(0.3)		(0.3)
Balance, March 31, 2023	74.9	—	705.1	(0.9)	704.2
Net income			143.0		143.0
Taxes paid related to net share settlement of stock awards		(0.1)			(0.1)
Stock-based compensation		8.1			8.1
Other			(1.4)		(1.4)
Balance, June 30, 2023	74.9	8.0	846.7	(0.9)	853.8
Net income			61.0		61.0
Issuance of common stock		3.1			3.1
Repurchase of common stock	(0.3)	(19.2)	(18.1)		(37.3)
Stock-based compensation		8.1			8.1
Balance, September 30, 2023	74.6	$—	$889.6	$(0.9)	$888.7

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2021	76.2	$—	$307.7	$(0.9)	$306.8
Net income			42.1		42.1
Issuance of common stock	0.2				—
Repurchase of common stock	(0.2)	(7.0)	(18.0)		(25.0)
Taxes paid related to net share settlement of stock awards	(0.2)		(13.1)		(13.1)
Stock-based compensation		7.0			7.0
Balance, March 31, 2022	76.0	—	318.7	(0.9)	317.8
Net income			339.3		339.3
Repurchase of common stock	(0.6)	(7.4)	(54.1)		(61.5)
Taxes paid related to net share settlement of stock awards			(0.1)		(0.1)
Stock-based compensation		7.4			7.4
Balance, June 30, 2022	75.4	—	603.8	(0.9)	602.9
Net income			57.0		57.0
Issuance of common stock		2.7			2.7
Repurchase of common stock	(0.6)	(11.8)	(47.2)		(59.0)
Stock-based compensation		9.1			9.1
Balance, September 30, 2022	74.8	$—	$613.6	$(0.9)	$612.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$359.7	$438.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.8	78.7
Distributions from unconsolidated affiliates	126.6	117.9
Equity in income of unconsolidated affiliates	(110.4)	(115.4)
Stock-based compensation	24.8	23.5
Deferred income taxes	45.3	26.7
Asset impairments	24.5	4.9
Amortization of operating lease assets	4.8	3.9
Gain on sale of assets	(114.0)	(274.6)
Other	6.5	5.8
Changes in operating assets and liabilities:
Income taxes	6.0	127.3
Deferred revenue	(10.8)	(34.6)
Other assets and liabilities	14.0	22.0
Net cash provided by operating activities	498.8	424.5
Cash flows from investing activities:
Capital maintenance expenditures	(52.4)	(37.1)
Capital project expenditures	(445.7)	(226.6)
Acquisition of businesses, net of cash acquired	(241.3)	(81.7)
Acquisition of gaming rights, net of cash acquired	—	(33.3)
Proceeds from sale of assets	195.7	279.0
Other	(5.8)	(7.3)
Net cash used in investing activities	(549.5)	(107.0)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,420.8	1,220.0
Repayments of borrowings under long-term debt obligations	(1,297.1)	(5.3)
Payment of dividends	(26.8)	(25.7)
Repurchase of common stock	(35.8)	(143.5)
Taxes paid related to net share settlement of stock awards	(13.2)	(13.2)
Debt issuance costs	(12.3)	(12.8)
Change in bank overdraft	1.4	(1.8)
Other	1.7	2.4
Net cash provided by financing activities	38.7	1,020.1
Cash flows from discontinued operations:
Operating activities of discontinued operations	0.5	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(11.5)	1,337.6
Cash, cash equivalents and restricted cash, beginning of period	204.7	355.6
Cash, cash equivalents and restricted cash, end of period	$193.2	$1,693.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$180.5	$66.4
Cash paid for income taxes	78.9	53.9
Cash received from income tax refunds	0.8	34.2
Schedule of non-cash operating, investing and financing activities:
Deferred payment on gaming rights incurred during the period	$—	$50.0
Property and equipment additions included in accounts payable and accrued expenses	52.0	45.0
Deferred payments for acquisition of business included in other liabilities	6.9	—
Right-of-use assets obtained in exchange for lease obligations in finance leases	33.4	6.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
Acquisition of Exacta Systems
On August 22, 2023, the Company completed its previously-announced acquisition of Exacta Systems, LLC ("Exacta"). Refer to Note 3, Acquisitions for further information on the transaction.
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
Arlington Sale
On February 15, 2023, we closed on the sale of the Arlington International Racecourse property ("Arlington") located in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. Refer to Note 4, Dispositions for further information on the transaction.
Acquisition of Peninsula Pacific Entertainment
On November 1, 2022, the Company completed the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") with a base purchase price of $2.75 billion ("P2E Transaction") subject to working capital and other purchase price adjustments. The P2E assets acquired included Colonial Downs Racetrack ("Colonial Downs") and six Historical Racing Machine ("HRM") entertainment venues in Virginia, del Lago Resort & Casino in New York ("del Lago"), and Hard Rock Hotel & Casino in Iowa ("Hard Rock Sioux City"), as well as the development rights for the Dumfries and Emporia HRM facilities in Virginia, up to five additional HRM entertainment venues in Virginia, and the potential for ONE Casino and Resort in Virginia in collaboration with Urban One, Inc. ("Urban One"). Refer to Note 3, Acquisitions for further information on the transaction.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Acquisitions of Ellis Park and Chasers Poker Room
On September 26, 2022, we completed the acquisition of Ellis Park Racing and Gaming ("Ellis Park") in Henderson, Kentucky, from Enchantment Holdings, LLC, an affiliate of Laguna Development Corporation, for total consideration of $79.0 million in cash, subject to certain working capital and other purchase price adjustments (the "Ellis Park Transaction").
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
Exit of the Direct Online Sports and Casino Business
On February 24, 2022 the Company announced plans to exit the direct online Sports and Casino business. The Company has exited the direct online Sports and Casino business in every state except for Arizona. The Company continues to operate retail sports betting at certain of its racetracks and HRM and gaming facilities.
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
3. ACQUISITIONS
Exacta Systems
On August 22, 2023, the Company completed its previously-announced acquisition of Exacta for preliminary purchase consideration of $248.2 million, net of cash acquired, consisting of a $241.3 million cash payment and $6.9 million of deferred payments, which is payable over two years (the "Exacta Transaction"). The preliminary purchase consideration is subject to working capital and other purchase price adjustments. Exacta is a leading provider of technology to support historical horse racing (“HHR”) operations across the country. The Exacta Transaction is expected to enable the Company to realize significant and immediate synergies related to the Company’s Virginia operations. The Company also expects to realize additional operational improvements over time through the diversification of games available at its HRM facilities. Exacta will operate within the Company’s TwinSpires segment and will continue to service its growing portfolio of third-party HHR operators in Kentucky, Wyoming, and New Hampshire.
The Company recorded the fair values of the assets of the Exacta Transaction as of August 22, 2023 based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The areas of the preliminary valuations that are not yet finalized relate to the amounts for income taxes, property and equipment, inventory, intangible assets, adjustments to working capital, the final amount of residual goodwill, and final allocation of goodwill between segments. The residual goodwill will be allocated between the TwinSpires and the Live and Historical Racing segments based upon the projected future benefits to be realized as a result of the Exacta Transaction. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed, net of cash acquired of $1.8 million, as of August 22, 2023:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	Total
Accounts receivable	$9.0
Other current assets	3.0
Property and equipment	9.0
Goodwill	177.1
Other intangible assets	54.3
Other assets	0.9
Total assets acquired	$253.3

Accounts payable	2.7
Accrued expenses and other current liabilities	1.8
Other liabilities assumed	0.6
Total liabilities assumed	5.1
Net assets acquired (net of cash)	$248.2
The fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Weighted-Average Useful Life
Technology asset	$23.9	7.0 years
Customer relationships	21.3	15.0 years
Trademark	8.7	10.0 years
Other	0.4	5.0 years
Total intangible assets	$54.3
Goodwill of $177.1 million related to the Exacta Transaction was recognized as of September 30, 2023, of which $95.9 million was preliminarily allocated to the Live and Historical Racing segment and $81.2 million was preliminarily allocated to the TwinSpires segment. The goodwill related to the Exacta Transaction is deductible for tax purposes.
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
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed, net of cash acquired of $126.4 million, as of November 1, 2022:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	Total
Accounts receivable	$9.8
Other current assets	7.2
Property and equipment	611.2
Goodwill	347.8
Other intangible assets	1,941.5
Deferred taxes	20.8
Other assets	16.0
Total assets acquired	$2,954.3

Accounts payable	4.0
Accrued expenses and other current liabilities	96.9
Other liabilities assumed	17.5
Total liabilities assumed	118.4
Net assets acquired (net of cash)	$2,835.9
The fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized
Gaming rights	$1,865.6
Trademark	75.9
Total intangible assets	$1,941.5
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
Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The preliminary purchase consideration is subject to adjustment upon finalization of customary post-closing adjustments. The primary areas of the preliminary valuation that are not yet finalized relate to the adjustments to working capital and the final amount of residual goodwill. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period.
The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the P2E Transaction had occurred as of January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2021.

(in millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net revenue	$552.9	$1,811.7
Net income	$70.0	$471.4

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Ellis Park
On September 26, 2022, the Company completed the Ellis Park Transaction for total consideration of $79.0 million in cash, plus $3.5 million in working capital and other purchase price adjustments. The fair values as of September 30, 2023 for the assets acquired and liabilities assumed, net of cash acquired of $1.4 million, at the date of acquisition are as follows: property and equipment of $19.3 million, indefinite-lived gaming rights of $47.4 million, indefinite-lived trademark of $3.6 million, goodwill of $9.3 million, and net working capital of $1.5 million.
Chasers Poker Room
On September 2, 2022, the Company completed the Chasers Transaction which was treated as an asset acquisition because substantially all the value of the gross assets acquired was concentrated in gaming rights. The Company made an initial payment at closing and recorded a liability for the remaining payments due on a future date. In conjunction with the acquisition, the Company recorded an $82.2 million indefinite-lived gaming rights intangible asset which represented its fair value at the date of acquisition.
Valuation Techniques
For these transactions any current assets and current liabilities were valued at the existing carrying values, as these items are short term in nature and represent management's estimated fair value of the respective items.
Property and equipment acquired primarily relates to land, buildings, equipment, and furniture and fixtures. The fair value of the land was determined using the market approach and the fair values of the remaining property and equipment were primarily determined using the cost replacement method which is based on replacement or reproduction costs of the assets.
The fair value of gaming rights was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the overall business enterprise based on a projected cash flow stream. This method assumes that the gaming rights intangible assets provide the opportunity to develop a casino or historical racing facility in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs, and discount rates were the primary assumptions and estimates in the valuation of the gaming rights. The gaming rights intangible assets were assigned an indefinite useful life based on the Company's expected use of the assets and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights.
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
The Company has not included other disclosures regarding the Exacta, Chasers, or Ellis Park Transactions as these transactions are immaterial to our business.
4. DISPOSITIONS
Lady Luck Casino Nemacolin
On June 26, 2023, the Company's management agreement for Lady Luck Casino Nemacolin ("Lady Luck") in Farmington, Pennsylvania expired and was not renewed. The Company completed the sale of substantially all its assets at Lady Luck for an immaterial amount.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company has a $27.8 million deferred tax liability related to the Arlington sale on the Condensed Consolidated Balance Sheets.
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
Based on the 2023 trigger event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the current environment. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark, which are included in the Gaming segment. The fair value of the Presque Isle gaming rights was determined using the Greenfield Method, an income approach methodology that calculates the present value based on a projected cash flow stream. The fair value of the trademark was determined by using the relief-from-royalty method of the income approach.
The fair value of the Presque Isle reporting unit's goodwill was determined under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of comparable publicly traded companies. No impairment was recognized for the Presque Isle goodwill in 2023.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is composed of the following:

(in millions)	Live and Historical Racing	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2022	$280.3	$152.2	$290.3	$1.0	$723.8
Additions	95.9	81.2	—	—	177.1
Adjustments	—	—	—	(1.0)	(1.0)
Balances as of September 30, 2023	$376.2	$233.4	$290.3	$—	$899.9
Goodwill of $177.1 million related to the Exacta Transaction was recognized as of September 30, 2023, of which $95.9 million was allocated to the Live and Historical Racing segment and $81.2 million was allocated to the TwinSpires segment. The goodwill related to the Exacta Transaction is deductible for tax purposes. Refer to Note 3, Acquisitions for further information on the transaction.
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
Other intangible assets are comprised of the following:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$95.8	$(25.6)	$70.2	$31.0	$(21.4)	$9.6
Indefinite-lived intangible assets			2,347.1			2,382.2
Total			$2,417.3			$2,391.8
We established definite-lived intangible assets of $54.3 million for the technology asset, customer relationships, trademark and other intangibles related to the Exacta Transaction. Refer to Note 3, Acquisitions for further information on the transaction.
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
7. INCOME TAXES
The Company’s effective income tax rate for the three months ended September 30, 2023 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes. The Company’s effective income tax rate for the nine months ended September 30, 2023 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
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
8. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. The Company repurchased $37.3 million of its common stock during the three months ended September 30, 2023 and had approximately $232.9 million of repurchase authority remaining under the 2021 Stock Repurchase Program at September 30, 2023, based on trade date.
We repurchased the following shares under the 2021 Stock Repurchase Program:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except share data)	2023		2022		2023		2022
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program (1)	310,367	$37.3	577,562	$59.0	310,367	$37.3	1,454,396	$145.5
(1) Number of shares have been adjusted for the Stock Split.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
9. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $8.1 million and $24.8 million for the three and nine months ended September 30, 2023, and $9.1 million and $23.5 million for the three and nine months ended September 30, 2022, respectively.
During the nine months ended September 30, 2023, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2023 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs and PSUs granted during 2023 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)(2)	Vesting Terms

2023	RSU	121	Vest equally over three service periods ending in 2026
2023	PSU	62	Three year performance and service period ending in 2025
2023	RSU	10	Three year service period ending in 2026
2023	RSU	6	One year service period ending in 2024
2023	RSA	4	One year service period ending in 2024
(1) PSUs reflect the target number of units for the original PSU grant.
(2) Number of units awarded have been adjusted for the Stock Split.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. DEBT
The following table presents our total debt outstanding:

(in millions)	September 30, 2023	December 31, 2022
Term Loan B due 2024	$—	$380.0
Term Loan B-1 due 2028	292.5	294.7
Term Loan A due 2027	1,251.3	800.0
Revolver	118.7	664.1
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	—
Total debt	4,762.5	4,638.8
Current maturities of long-term debt	(68.0)	(47.0)
Unamortized premium and deferred finance charges	(39.7)	(33.1)
Total debt, net of current maturities and costs	$4,654.8	$4,558.7

Credit Agreement
At September 30, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023 are described below.
On April 13, 2022, we amended the Credit Agreement to extend the maturity date of its Revolver to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. This amendment also provided for the senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions for more information regarding the P2E Transaction. The Company capitalized $3.5 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.
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
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2023, the Company's commitment fee rate was 0.25%.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2023, that applicable margin was 150 basis points. The Term Loan B-1 bears interest at SOFR plus 210 basis points.
The Company completed the transition of its financing from LIBOR to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company capitalized $10.7 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
The 2031 Senior Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 25, 2023, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1, 2023. The 2031 Senior Notes will vote as one class under the indenture governing the 2031 Senior Notes.
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
In connection with the issuance of the 2031 Senior Notes, the Company and the guarantors entered into a Registration Rights Agreement to register any notes under the Securities Act for resale that are not freely tradable 366 days from April 25, 2023.
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2023, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $138.5 million. The revenue we expect to recognize on these remaining performance obligations is $1.0 million for the remainder of 2023, $54.9 million in 2024, $41.7 million in 2025, and the remainder thereafter.
As of September 30, 2023, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of September 30, 2023 and December 31, 2022, contract assets were not material.
As of September 30, 2023 and December 31, 2022, contract liabilities were $48.1 million and $58.7 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to revenue recognized for fulfilled performance obligations. We recognized $1.2 million and $43.6 million of revenue during the three months and nine months ended September 30, 2023, respectively, which was included in the contract liabilities balance at December 31, 2022. We recognized $1.3 million and $48.1 million of revenue during the three months and nine months ended September 30, 2022, respectively, which was included in the contract liabilities balance at December 31, 2021.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$10.6	$6.4	$191.3	$182.6
Louisville	48.9	41.5	138.2	128.5
Northern Kentucky	19.5	10.0	63.1	29.2
Southwestern Kentucky	37.6	33.3	111.7	97.8
Western Kentucky	11.6	0.2	25.8	0.2
Virginia	88.1	—	280.4	—
New Hampshire	3.2	0.9	8.4	0.9
Total Live and Historical Racing	$219.5	$92.3	$818.9	$439.2

TwinSpires:	$108.5	$106.2	$340.7	$343.3

Gaming:
Florida	$24.4	$26.3	$76.5	$81.2
Iowa	24.0	—	72.5	—
Louisiana	32.2	28.5	110.1	107.2
Maine	30.9	31.6	88.1	87.8
Maryland	32.0	33.3	82.9	82.0
Mississippi	24.2	24.5	77.5	78.0
New York	46.2	—	135.3	—
Pennsylvania	30.4	39.2	97.3	108.8
Total Gaming	$244.3	$183.4	$740.2	$545.0
All Other	0.2	1.2	0.7	2.2
Net revenue from external customers	$572.5	$383.1	$1,900.5	$1,329.7

Intercompany net revenues:
Live and Historical Racing	$6.0	$10.1	$30.4	$26.3
TwinSpires	3.9	1.2	7.1	4.0
Gaming	0.6	2.5	4.2	4.6
All Other	—	—	—	—
Eliminations	(10.5)	(13.8)	(41.7)	(34.9)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$16.0	$86.3	$5.1	$107.4	$—	$107.4
Historical racing(a)	179.9	—	7.5	187.4	—	187.4
Racing event-related services	3.3	—	1.4	4.7	—	4.7
Gaming(a)	3.1	5.3	203.0	211.4	—	211.4
Other(a)	17.2	16.9	27.3	61.4	0.2	61.6
Total	$219.5	$108.5	$244.3	$572.3	$0.2	$572.5

	Three Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$1.8	$91.0	$3.6	$96.4	$—	$96.4
Historical racing(a)	78.7	—	3.5	82.2	—	82.2
Racing event-related services	3.0	—	0.1	3.1	—	3.1
Gaming(a)	0.9	5.3	160.6	166.8	—	166.8
Other(a)	7.9	9.9	15.6	33.4	1.2	34.6
Total	$92.3	$106.2	$183.4	$381.9	$1.2	$383.1
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $13.3 million for the three months ended September 30, 2023 and $8.4 million for the three months ended September 30, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$67.2	$283.2	$19.9	$370.3	$—	$370.3
Historical racing(a)	549.3	—	20.5	569.8	—	569.8
Racing event-related services	141.0	—	4.8	145.8	—	145.8
Gaming(a)	8.2	10.9	615.4	634.5	—	634.5
Other(a)	53.2	46.6	79.6	179.4	0.7	180.1
Total	$818.9	$340.7	$740.2	$1,899.8	$0.7	$1,900.5

	Nine Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$53.9	$290.9	$22.0	$366.8	$—	$366.8
Historical racing(a)	230.7	—	4.8	235.5	—	235.5
Racing event-related services	125.4	—	0.7	126.1	—	126.1
Gaming(a)	0.9	21.8	469.6	492.3	—	492.3
Other(a)	28.3	30.6	47.9	106.8	2.2	109.0
Total	$439.2	$343.3	$545.0	$1,327.5	$2.2	$1,329.7
(a) Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $37.8 million for the nine months ended September 30, 2023 and $23.2 million for the nine months ended September 30, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. OTHER BALANCE SHEET ITEMS
Accounts receivable, net
Accounts receivable, net is comprised of the following:

(in millions)	September 30, 2023	December 31, 2022
Trade receivables	$36.0	$12.5
Simulcast and online wagering receivables	47.3	54.1
Other receivables	24.9	20.6
	108.2	87.2
Allowance for credit losses	(6.0)	(5.7)
Total	$102.2	$81.5
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Account wagering deposits liability	$53.0	$57.8
Accrued salaries and related benefits	38.6	39.6
Purses payable	44.3	46.1
Accrued interest	76.7	47.8
Accrued fixed assets	41.9	39.5
Accrued gaming liabilities	28.3	26.3
Other	118.6	106.0
Total	$401.4	$363.1
13. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of September 30, 2023 primarily consisted of an interest in Rivers Casino Des Plaines ("Rivers Des Plaines"), an interest in Miami Valley Gaming and Racing ("MVG"), and an interest in RVA Entertainment Holdings, LLC ("RVA").
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of September 30, 2023, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.6 million.
Our investment in Rivers Des Plaines was $531.6 million and $544.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company received distributions from Rivers Des Plaines of $93.1 million and $92.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Miami Valley Gaming
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $114.2 million and $114.4 million as of September 30, 2023 and December 31, 2022, respectively. The Company received distributions from MVG of $33.5 million and $25.0 million for the nine months ended September 30, 2023 and 2022, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
RVA
The Company owns a 50% interest in RVA and Urban One owns the remaining 50% interest. Since both the Company and Urban One have participating rights over RVA, and both must consent to certain operating, investing and financing decisions, we account for RVA using the equity method.
Our investment in RVA was $14.2 million as of September 30, 2023.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net revenue	$208.9	$221.5	$648.2	$613.3

Operating and SG&A expense	135.1	131.5	407.3	380.4
Depreciation and amortization	5.9	5.9	17.5	17.5
Total operating expense	141.0	137.4	424.8	397.9
Operating income	67.9	84.1	223.4	215.4
Interest and other, net	(11.1)	(10.6)	(32.7)	(13.8)
Net income	$56.8	$73.5	$190.7	$201.6

(in millions)	September 30, 2023	December 31, 2022
Assets
Current assets	$127.7	$91.0
Property and equipment, net	340.3	345.7
Other assets, net	268.8	265.0
Total assets	$736.8	$701.7
Liabilities and Members' Deficit
Current liabilities	$120.9	$97.9
Long-term debt	846.8	838.6
Other liabilities	0.3	0.2
Members' deficit	(231.2)	(235.0)
Total liabilities and members' deficit	$736.8	$701.7
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$63.3	$63.3	$63.3	$—	$—
Financial liabilities:
Term Loan B-1	$289.8	$292.5	$—	$292.5	$—
Term Loan A	1,244.5	1,251.3	—	1,251.3	—
Revolver	118.7	118.7	—	118.7	—
2027 Senior Notes	596.2	570.0	—	570.0	—
2028 Senior Notes	698.7	629.1	—	629.1	—
2030 Senior Notes	1,185.0	1,081.4	—	1,081.4	—
2031 Senior Notes	589.9	566.4	—	566.4	—

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$74.9	$74.9	$74.9	$—	$—
Financial liabilities:
Term Loan B	$378.4	$380.0	$—	$380.0	$—
Term Loan B-1	291.6	294.8	—	294.8	—
Term Loan A	794.5	800.0	—	800.0	—
Revolver	664.1	664.1	—	664.1	—
2027 Senior Notes	595.3	574.5	—	574.5	—
2028 Senior Notes	698.4	626.5	—	626.5	—
2030 Senior Notes	1,183.4	1,079.4	—	1,079.4	—

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
estimable. In the event that a legal proceeding results in a substantial judgment against us, or settlement by us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse impact on our business.
16. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator for basic and diluted net income per common share:
Net income	$61.0	$57.0	$359.7	$438.4

Denominator for net income per common share:
Basic	75.2	75.6	75.3	76.1
Plus dilutive effect of stock awards	1.9	1.1	1.4	1.1
Diluted	77.1	76.7	76.7	77.2

Net income per common share data:
Basic net income	$0.81	$0.75	$4.78	$5.76
Diluted net income	$0.79	$0.74	$4.69	$5.68
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
On September 7, 2023, the Company began operating retail sports betting at its racetracks and HRM facilities in Kentucky. In addition to retail sports betting, third-party service providers began operating online sports wagering in partnership with the Company’s racetracks on September 28, 2023. Our retail and online sports betting business is included in the TwinSpires segment.
We have aggregated Arlington as well as certain corporate operations in All Other to reconcile to consolidated results.
Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy, and allocate resources. Adjusted EBITDA includes the following adjustments:
Adjusted EBITDA includes our portion of EBITDA from our equity investments.
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Direct online Sports and Casino business exit costs; and
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
–The impact of changes in fair value of interest rate swaps; and
–Legal reserves and transaction costs;
•Asset impairments;
•Gain on property and asset sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
On June 26, 2023, the Company's management agreement for Lady Luck expired and was not renewed. The Company completed the sale of substantially all its assets at Lady Luck for an immaterial amount.
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Live and Historical Racing	$219.5	$92.3	$818.9	$439.2
TwinSpires	108.5	106.2	340.7	343.3
Gaming	244.3	183.4	740.2	545.0
All Other	0.2	1.2	0.7	2.2
Net Revenue	$572.5	$383.1	$1,900.5	$1,329.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$225.5	$112.4	$244.9

Taxes and purses	(62.0)	(5.8)	(81.4)
Marketing and advertising	(7.6)	(1.3)	(8.9)
Salaries and benefits	(27.9)	(7.0)	(35.2)
Content expense	(1.6)	(49.4)	(2.4)
Selling, general and administrative expense	(7.4)	(3.0)	(9.9)
Other operating expense	(39.0)	(12.0)	(32.1)
Other income	0.9	—	47.3
Adjusted EBITDA	$80.9	$33.9	$122.3

	Three Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$102.4	$107.4	$185.9

Taxes and purses	(31.6)	(6.6)	(70.6)
Marketing and advertising	(3.6)	(1.3)	(4.1)
Salaries and benefits	(13.3)	(6.3)	(24.6)
Content expense	(0.6)	(49.3)	(2.7)
Selling, general and administrative expense	(3.4)	(2.7)	(7.1)
Other operating expense	(15.6)	(10.1)	(21.7)
Other income	0.2	—	56.5
Adjusted EBITDA	$34.5	$31.1	$111.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$849.3	$347.8	$744.4

Taxes and purses	(203.9)	(17.8)	(246.7)
Marketing and advertising	(27.9)	(8.0)	(26.5)
Salaries and benefits	(80.0)	(20.7)	(109.2)
Content expense	(5.1)	(161.1)	(6.9)
Selling, general and administrative expense	(23.4)	(8.1)	(32.4)
Other operating expense	(123.6)	(36.0)	(92.1)
Other income	1.1	1.1	144.6
Adjusted EBITDA	$386.5	$97.2	$375.2

	Nine Months Ended September 30, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$465.5	$347.3	$549.6

Taxes and purses	(118.0)	(21.3)	(206.1)
Marketing and advertising	(12.9)	(11.4)	(11.3)
Salaries and benefits	(43.1)	(19.9)	(72.0)
Content expense	(2.2)	(160.5)	(6.4)
Selling, general and administrative expense	(9.7)	(7.9)	(20.4)
Other operating expense	(53.6)	(37.2)	(63.9)
Other income	0.3	—	140.0
Adjusted EBITDA	$226.3	$89.1	$309.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$61.0	$57.0	$359.7	$438.4

Additions:
Depreciation and amortization	42.1	27.5	121.8	78.7
Interest expense, net	67.9	36.2	197.8	92.6
Income tax provision	20.8	16.4	130.2	173.5
EBITDA	$191.8	$137.1	$809.5	$783.2

Adjustments to EBITDA:
Stock-based compensation expense	$8.1	$9.1	$24.8	$23.5
Legal reserve	—	—	—	3.2
Pre-opening expense	5.0	4.2	11.4	8.9
Arlington exit costs	0.1	1.4	9.4	5.7
Other expenses, net	0.7	—	7.6	—
Transaction expense, net	1.5	1.2	1.8	7.4
Asset impairments	—	—	24.5	4.9
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.1	10.1	29.8	31.7
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	—	—	(12.6)
Rivers Des Plaines' legal reserves and transaction costs	—	0.1	—	0.6
Other charges and recoveries, net	0.9	—	—	1.0
Gain on sale of assets	—	—	(114.0)	(274.6)
Total adjustments to EBITDA	26.4	26.1	(4.7)	(200.3)
Adjusted EBITDA	$218.2	$163.2	$804.8	$582.9

Adjusted EBITDA by segment:
Live and Historical Racing	$80.9	$34.5	$386.5	$226.3
TwinSpires	33.9	31.1	97.2	89.1
Gaming	122.3	111.6	375.2	309.5
Total segment Adjusted EBITDA	237.1	177.2	858.9	624.9
All Other	(18.9)	(14.0)	(54.1)	(42.0)
Total Adjusted EBITDA	$218.2	$163.2	$804.8	$582.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
28

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents total asset information for each of our segments:

(in millions)	September 30, 2023	December 31, 2022
Total assets:
Live and Historical Racing	$3,742.1	$3,345.4
TwinSpires	461.4	287.9
Gaming	1,844.2	1,824.2
Total segment assets	6,047.7	5,457.5
All Other	702.8	749.3
Total assets	$6,750.5	$6,206.8
The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2023	2022
Capital expenditures:
Live and Historical Racing	$358.3	$177.4
TwinSpires	12.0	9.3
Gaming	120.5	63.0
Total segment capital expenditures	490.8	249.7
All Other	7.3	14.0
Total capital expenditures	$498.1	$263.7
18. SUBSEQUENT EVENTS
At its regularly scheduled meeting held on October 24, 2023, the Board of Directors of the Company declared an annual cash dividend on the Company's common stock of $0.382 per outstanding share, to be paid on January 5, 2024, to shareholders of record as of the close of business on December 1, 2023, with aggregate cash dividend paid to each shareholder rounded to the nearest whole cent.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and / or management’s good faith belief with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date that the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "seek," "should," "will," and similar words, although some forward-looking statements are expressed differently.
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
•cyber security risk, including breaches, or loss or misuse of our stored information as a result of a breach, including customers’ personal information, could lead to government enforcement actions or other litigation;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
30

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
31

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
We conduct our business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. We aggregate our other businesses as well as certain corporate operations, in All Other. For additional information about our segments, refer to Note 17, Segment Information in the notes to our Condensed Consolidated Financial Statements.
Acquisition of Exacta Systems
On August 22, 2023, the Company completed its previously-announced acquisition of Exacta Systems, LLC ("Exacta"). Refer to Note 3, Acquisitions in the notes to our Condensed Consolidated Financial Statements for further information on the transaction.
Lady Luck Casino Nemacolin
On June 26, 2023, the Company's management agreement for Lady Luck Casino Nemacolin ("Lady Luck") in Farmington, Pennsylvania expired and was not renewed. The Company completed the sale of substantially all its assets at Lady Luck for an immaterial amount.
Stock Split
Effective May 22, 2023, the Company's common stock was split two-for-one with a proportionate increase in the number of its authorized shares of common stock.
Presque Isle Impairment
During the second quarter, we evaluated economic conditions subsequent to the date of our annual impairment assessment on April 1, 2023, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle Downs and Casino ("Presque Isle"). As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter. Based on the 2023 trigger event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the current environment. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark. Refer to Note 5, Asset Impairments in the notes to our Condensed Consolidated Financial Statements for further information on the impairment.
Arlington Sale
On February 15, 2023, we closed on the sale of the Arlington property in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. The net proceeds of $195.7 million were used to pay down the outstanding balance amount on our Revolver that was drawn on to fund the acquisition of substantially all the assets of Peninsula Pacific Entertainment ("P2E"). Refer to Note 4, Dispositions in the notes to our Condensed Consolidated Financial Statements for further information on the transaction.
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
On February 24, 2023, we entered into an incremental joinder to our senior secured credit agreement to increase the loans under the existing Term Loan A credit facility due 2027 by $500.0 million. This joinder increases the existing Term Loan A credit facility due 2027 from $800.0 million to $1.3 billion and makes certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its senior secured revolving credit facility, pay related transaction fees and expenses, and for general corporate purposes.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
32

Transaction Update
On August 11, 2022, the Company entered into an agreement to sell 49% of United Tote, a wholly-owned subsidiary of the Company to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association. The transaction is subject to usual and customary closing conditions, including applicable regulatory notices and approvals, and is expected to close during the fourth quarter of 2023.
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
•Asset impairments;
•Gain on property and asset sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
On June 26, 2023, the Company's management agreement for Lady Luck expired and was not renewed. The Company completed the sale of substantially all its assets at Lady Luck for an immaterial amount.
As of December 31, 2021, Arlington ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2022 and 2023 are treated as an adjustment to EBITDA.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
33

For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income. See the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Governmental Regulations and Legislative Changes
We are subject to various federal, state, and international laws and regulations that affect our businesses. The ownership, operation and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation, and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative actions should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, including Part I - Item 1, "Business" for a discussion of regulatory and legislative changes.
Specific State Gaming Regulations
Kentucky
In 2023, the Kentucky General Assembly passed a bill to authorize the Kentucky Horse Racing Commission to regulate sports betting. Only licensed racetracks and their extensions can operate retail sports betting. Each racetrack is allowed to contract with up to three providers to carryout online or retail sports betting. Retail sports betting commenced on September 7, 2023 and online sports betting began on September 28, 2023.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net Revenue	$572.5	$383.1	$189.4	$1,900.5	$1,329.7	$570.8
Operating income	112.3	63.0	49.3	457.8	310.1	147.7
Operating income margin	20%	16%		24%	23%
Net income	61.0	57.0	4.0	359.7	438.4	(78.7)
Adjusted EBITDA	218.2	163.2	55.0	804.8	582.9	221.9
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
•Net revenue increased $189.4 million driven by a $127.2 million increase in Live and Historical Racing revenue primarily due to the Virginia properties acquired in the P2E Transaction, the properties acquired in the Ellis Park and Chasers Transactions, the opening of Turfway Park in Northern Kentucky in September 2022, and continued growth at our other Kentucky properties, a $60.9 million increase in Gaming revenue primarily due to the New York and Iowa properties acquired in the P2E Transaction, and a $2.3 million increase in TwinSpires primarily due to the Exacta Transaction. These increases were partially offset by a $1.0 million decrease in All Other net revenue.
•Operating income increased $49.3 million driven by a $49.1 million increase in Live and Historical Racing income primarily from the Virginia properties acquired in the P2E Transaction, an $18.3 million increase in Gaming income primarily from the New York and Iowa properties acquired in the P2E Transaction, and a $0.6 million increase in All Other. These increases were partially offset by an $11.8 million increase in selling, general and administrative expenses primarily due to the P2E Transaction, a $6.6 million decrease in TwinSpires income, and a $0.3 million increase in transaction costs.
•Net income increased $4.0 million. The following items impacted comparability of the Company's net income from continuing operations for the three months ended September 30, 2023, compared to three months ended September 30, 2022: a $0.9 million after-tax net increase in other nonrecurring expenses. Excluding these items, net income increased $4.9 million due to a $34.5 million after-tax increase primarily driven by the addition of the properties acquired as part of the P2E Transaction in the results of our operations, partially offset by a $22.7 million after-tax increase in interest expense associated with higher outstanding debt balances and higher interest rates, and a $6.9 million after-tax decrease in the equity income from our unconsolidated affiliates.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
34

•Adjusted EBITDA increased $55.0 million driven by a $46.4 million increase in Live and Historical Racing Adjusted EBITDA primarily from the Virginia properties acquired in the P2E Transaction and continued growth at our Kentucky HRM properties, a $10.7 million increase in Gaming Adjusted EBITDA primarily from the New York and Iowa properties acquired in the P2E Transaction, and a $2.8 million increase in TwinSpires Adjusted EBITDA primarily due to the Exacta Transaction, partially offset by a $4.9 million increase in corporate general administrative expenses.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
•Net revenue increased $570.8 million driven by a $379.7 million increase in Live and Historical Racing revenue primarily attributable to the Virginia properties acquired in the P2E Transaction, the opening of Turfway Park in Northern Kentucky in September 2022, a record-breaking Derby Week at Churchill Downs Racetrack, the properties acquired in the Ellis Park and Chasers Transactions, and continued growth at our other Kentucky properties and a $195.2 million increase in Gaming revenue primarily due to our New York and Iowa properties acquired in the P2E Transaction. These increases were partially offset by a $2.6 million decrease in TwinSpires revenue primarily due to the exit of the direct online Sports and Casino business in the first quarter of 2022 and a $1.5 million decrease in All Other net revenue.
•Operating income increased $147.7 million driven by a $143.2 million increase in Live and Historical Racing income primarily from the Virginia properties acquired in the P2E Transaction, a $53.9 million increase in Gaming income primarily from the New York and Iowa properties acquired in the P2E Transaction, a $7.2 million increase in TwinSpires income, and a $5.6 million decrease in transaction costs. These increases were partially offset by a $37.9 million increase in selling, general and administrative expenses primarily due to the P2E Transaction, a $19.6 million increase in non-cash impairment costs due to the 2023 impairment of Presque Isle intangible assets, and a $4.7 million decrease in All Other operating income primarily related to Arlington exit costs.
•Net income decreased $78.7 million. The following items impacted comparability of the Company's net income from continuing operations for the nine months ended September 30, 2023, compared to nine months ended September 30, 2022: a $107.4 million decrease in after-tax gains on property sales, a $14.9 million increase in after-tax non-cash impairment costs, a $9.2 million after-tax benefit related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swap that did not recur in 2023, and a $2.4 million increase in other nonrecurring costs. Excluding these items, net income increased $55.2 million due to a $135.5 million after-tax increase primarily driven by the addition of the properties acquired as part of the P2E Transaction in the results of our operations, partially offset by a $76.0 million after-tax increase in interest expense associated with higher outstanding debt balances and higher interest rates, and a $4.3 million after-tax decrease in the equity income from our unconsolidated affiliates.
•Adjusted EBITDA increased $221.9 million driven by a $160.2 million increase in Live and Historical Racing Adjusted EBITDA primarily from the Virginia properties acquired in the P2E Transaction, a record-breaking Derby Week at Churchill Downs Racetrack, and continued growth at our other Kentucky properties, a $65.7 million increase in Gaming Adjusted EBITDA primarily from the New York and Iowa properties acquired in the P2E Transaction, and an $8.1 million increase in TwinSpires Adjusted EBITDA primarily due to the exit of the direct online Sports and Casino business in the first quarter of 2022 and the Exacta Transaction, partially offset by a $12.1 million increase in corporate general administrative expenses.
Revenue by Segment
The following table presents revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Live and Historical Racing	$225.5	$102.4	$123.1	$849.3	$465.5	$383.8
TwinSpires	112.4	107.4	5.0	347.8	347.3	0.5
Gaming	244.9	185.9	59.0	744.4	549.6	194.8
All Other	0.2	1.2	(1.0)	0.7	2.2	(1.5)
Eliminations	(10.5)	(13.8)	3.3	(41.7)	(34.9)	(6.8)
Net Revenue	$572.5	$383.1	$189.4	$1,900.5	$1,329.7	$570.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
35

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
•Live and Historical Racing revenue increased $123.1 million driven by an $89.0 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $14.7 million increase attributable to the properties acquired in the Ellis Park and Chasers Transactions, an $8.8 million increase primarily due to the opening of Turfway Park in Northern Kentucky in September 2022, a $7.4 million increase from our Derby City Gaming property in Louisville, and a $4.3 million increase from our Oak Grove property in Southwestern Kentucky. These increases were partially offset by a $1.1 million decrease at Churchill Downs Racetrack due to the decision to move July race days as part of the Churchill Downs Racetrack Spring Meet to Ellis Park.
•TwinSpires revenue increased $5.0 million driven by a $5.5 million increase attributable to the Exacta Transaction and a $0.9 million increase in all other Horse Racing revenue primarily from the B2B expansion strategy associated with United Tote totalisator fees. These increases were partially offset by a $1.4 million reduction in Sports and Casino revenue.
•Gaming revenue increased $59.0 million driven by a $70.2 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, partially offset by an $8.7 million decrease in Pennsylvania primarily due to our decision not to renew the management agreement at Lady Luck, and a $2.5 million net decrease from our other gaming properties.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
•Live and Historical Racing revenue increased $383.8 million driven by a $281.3 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $34.8 million increase primarily due to the opening of Turfway Park in Northern Kentucky in September 2022, a $34.2 million increase attributable to properties acquired in the Ellis Park and Chasers Transactions, a $20.7 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, a $14.0 million increase from our Oak Grove property in Southwestern Kentucky, and a $9.6 million increase from our Derby City Gaming property in Louisville. These increases were partially offset by a $10.8 million decrease for non-Derby Week racing operations primarily due to the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park.
•TwinSpires revenue increased $0.5 million driven by a $5.5 million increase attributable to the Exacta Transaction and a $5.2 million increase in all other Horse Racing revenue primarily from the B2B expansion strategy associated with United Tote totalisator fees, partially offset by a $10.2 million reduction in Sports and Casino revenue due to the exit of the direct online Sports and Casino business in the first quarter of 2022.
•Gaming revenue increased $194.8 million driven by a $207.8 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, partially offset by an $11.4 million decrease in Pennsylvania primarily due to our decision not to renew the management agreement at Lady Luck, and a $1.6 million net decrease from our other gaming properties.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Taxes and purses	$149.1	$108.9	$40.2	$468.7	$345.5	$123.2
Salaries and benefits	70.6	45.3	25.3	211.3	137.5	73.8
Content expense	46.1	39.1	7.0	135.4	135.4	—
Selling, general and administrative expense	50.2	38.4	11.8	150.6	112.7	37.9
Depreciation and amortization	42.1	27.5	14.6	121.8	78.7	43.1
Marketing and advertising	18.0	10.0	8.0	62.4	36.8	25.6
Transaction expense, net	1.5	1.2	0.3	1.8	7.4	(5.6)
Asset impairments	—	—	—	24.5	4.9	19.6
Other operating expense	82.6	49.7	32.9	266.2	160.7	105.5
Total expense	$460.2	$320.1	$140.1	$1,442.7	$1,019.6	$423.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
36

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses, salaries and benefits, selling, general and administrative, marketing and advertising, depreciation and amortization, and other operating expenses increased due to the P2E, Ellis Park and Chasers Transactions, as well as the opening of Turfway Park in September of 2022.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
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
•Transaction expenses decreased $5.6 million due to the 2022 P2E Transaction.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Live and Historical Racing	$80.9	$34.5	$46.4	$386.5	$226.3	$160.2
TwinSpires	33.9	31.1	2.8	97.2	89.1	8.1
Gaming	122.3	111.6	10.7	375.2	309.5	65.7
Total Segment Adjusted EBITDA	237.1	177.2	59.9	858.9	624.9	234.0
All Other	(18.9)	(14.0)	(4.9)	(54.1)	(42.0)	(12.1)
Total Adjusted EBITDA	$218.2	$163.2	$55.0	$804.8	$582.9	$221.9
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
•Live and Historical Racing Adjusted EBITDA increased $46.4 million driven by a $38.3 million increase attributable to the Virginia properties acquired in the P2E Transaction and a portion of the benefit from the Exacta Transaction, a $7.3 million increase from continued growth at our Derby City Gaming property in Louisville and our Oak Grove property in Southwestern Kentucky, and a $2.9 million increase attributable to our other Live and Historical Racing properties. These increases were partially offset by a $2.1 million decrease at Churchill Downs Racetrack primarily due to the decision to move July race days as part of the Churchill Downs Racetrack Spring Meet to Ellis Park.
•TwinSpires Adjusted EBITDA increased $2.8 million driven by a $3.1 million increase attributable to the Exacta Transaction, partially offset by a $0.3 million net decrease in Horse Racing and Sports and Casino.
•Gaming Adjusted EBITDA increased $10.7 million driven by a $25.0 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, partially offset by a $6.5 million decrease from our equity investments, a $4.9 million decrease from our other wholly-owned gaming properties, and a $2.9 million decrease attributable to proceeds for business interruption insurance claims related to Hurricane Ida. We received $4.1 million of proceeds in the third quarter of 2022, compared to $1.2 million received during the third quarter of 2023.
•All Other Adjusted EBITDA decreased $4.9 million primarily driven by increased corporate compensation and benefits related expenses and legal and professional fees.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
37

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
•Live and Historical Racing Adjusted EBITDA increased $160.2 million driven by a $128.8 million increase attributable to the Virginia properties acquired in the P2E Transaction and a portion of the benefit from the Exacta Transaction, a $16.3 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, a $14.3 million increase from continued growth at our Derby City Gaming property in Louisville and our Oak Grove property in Southwestern Kentucky, and an $8.5 million increase attributable to our other Live and Historical Racing properties. These increases were partially offset by an $7.7 million decrease for non-Derby Week racing operations primarily driven by the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023.
•TwinSpires Adjusted EBITDA increased $8.1 million driven by a $9.6 million increase in Sports and Casino from significant cost reductions associated with the exit of the direct online Sports and Casino business in the first quarter of 2022, a $3.3 million increase in Horse Racing primarily from the B2B expansion strategy associated with United Tote totalisator fees, and a $3.1 million increase from the Exacta Transaction. These increases were partially offset by a $7.9 million decrease primarily as a result of lower retail Horse Racing handle due to industry race day cancellations and the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in June 2023 as well as higher content related expenses and higher advance deposit wagering taxes in certain jurisdictions.
•Gaming Adjusted EBITDA increased $65.7 million driven by a $72.8 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction and a $6.9 million increase from our equity investments. These increases were partially offset by an $11.5 million decrease from our other wholly-owned gaming properties and a $2.5 million decrease attributable to proceeds for business interruption insurance claims related to Hurricane Ida. We received $4.1 million of proceeds in 2022 compared to $1.6 million received in 2023.
•All Other Adjusted EBITDA decreased $12.1 million primarily driven by increased corporate compensation and benefits related expenses and legal and professional fees.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
38

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net income and comprehensive income	$61.0	$57.0	$4.0	$359.7	$438.4	$(78.7)

Additions:
Depreciation and amortization	42.1	27.5	14.6	121.8	78.7	43.1
Interest expense, net	67.9	36.2	31.7	197.8	92.6	105.2
Income tax provision	20.8	16.4	4.4	130.2	173.5	(43.3)
EBITDA	$191.8	$137.1	$54.7	$809.5	$783.2	$26.3

Adjustments to EBITDA:
Stock-based compensation expense	$8.1	$9.1	$(1.0)	$24.8	$23.5	$1.3
Legal reserves	—	—	—	—	3.2	(3.2)
Pre-opening expense	5.0	4.2	0.8	11.4	8.9	2.5
Arlington exit costs	0.1	1.4	(1.3)	9.4	5.7	3.7
Other expense, net	0.7	—	0.7	7.6	—	7.6
Transaction expense, net	1.5	1.2	0.3	1.8	7.4	(5.6)
Asset impairments	—	—	—	24.5	4.9	19.6
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.1	10.1	—	29.8	31.7	(1.9)
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	—	—	—	(12.6)	12.6
Rivers Des Plaines' legal reserves and transactions costs	—	0.1	(0.1)	—	0.6	(0.6)
Other charges and recoveries, net	0.9	—	0.9	—	1.0	(1.0)
Gain on sale of assets	—	—	—	(114.0)	(274.6)	160.6
Total adjustments to EBITDA	26.4	26.1	0.3	(4.7)	(200.3)	195.6
Adjusted EBITDA	$218.2	$163.2	$55.0	$804.8	$582.9	$221.9
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	September 30, 2023	December 31, 2022	Change
Total assets	$6,750.5	$6,206.8	$543.7
Total liabilities	5,861.8	5,655.3	206.5
Total shareholders' equity	888.7	551.5	337.2
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $543.7 million primarily driven by increased capital expenditures and assets acquired in the Exacta Transaction, partially offset by the sale of our Arlington property and the Presque Isle impairment in 2023.
•Total liabilities increased $206.5 million primarily driven by a net increase in long-term debt, income tax liabilities and increased accrued interest, partially offset by decreased dividends payable due to the payment of our annual dividends.
•Total shareholders’ equity increased $337.2 million driven by increased net income and stock-based compensation, partially offset by share repurchases.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
39

(in millions)	Nine Months Ended September 30,
Cash flows from:	2023	2022	Change
Operating activities	$498.8	$424.5	$74.3
Investing activities	(549.5)	(107.0)	(442.5)
Financing activities	38.7	1,020.1	(981.4)
Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022
•Cash flows provided by operating activities increased $74.3 million driven by increased operating income and increased distributions from unconsolidated affiliates. These increases were partially offset by an increase in net interest paid and net income taxes paid. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities increased $442.5 million driven by increased capital project expenditures in 2023 primarily at Churchill Downs Racetrack and for the Dumfries project in Virginia, increased cash used in acquisitions, and decreased proceeds from the sale of assets.
•Cash flows provided by financing activities decreased $981.4 million primarily driven by repayments of long-term debt in 2023 and higher levels of financing than in the prior year period.
We have spent $445.7 million year to date on project capital investments. We expect to spend approximately $575 to $675 million for the year on project capital investments. The significant project capital investments planned for the fourth quarter of 2023 include: Churchill Downs Racetrack Paddock Project, Derby City Gaming Downtown, the Ellis Park HRM facility in Eastern Daviess County, Kentucky, the Terre Haute Casino Resort in Vigo County, Indiana, a New Hampshire HRM Facility, and the Virginia HRM entertainment venue in Dumfries. The planned amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. The Company repurchased $37.3 million of its common stock during the three months ended September 30, 2023 and had $232.9 million of repurchase authority remaining under this program on September 30, 2023, based on trade date.
Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	September 30, 2023	December 31, 2022	Change
Revolver	$118.7	$664.1	$(545.4)
Term Loan B due 2024	—	380.0	(380.0)
Term Loan B-1 due 2028	292.5	294.7	(2.2)
Term Loan A due 2027	1,251.3	800.0	451.3
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	—	600.0
Total debt	4,762.5	4,638.8	123.7
Current maturities of long-term debt	(68.0)	(47.0)	(21.0)
Total debt, net of current maturities	4,694.5	4,591.8	102.7
Issuance costs, net of premiums and discounts	(39.7)	(33.1)	(6.6)
Net debt	$4,654.8	$4,558.7	$96.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
40

Credit Agreement
At September 30, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023, are described below.
On April 13, 2022, we amended the Credit Agreement to extend the maturity date of its Revolver to April 13, 2027, to increase the commitments under the existing revolving credit facility from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. This amendment also provided for the senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions in the notes to our Condensed Consolidated Financial Statements for further information regarding the P2E Transaction. The Company capitalized $3.5 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.
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
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2023, the Company's commitment fee rate was 0.25%.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2023, that applicable margin was 150 basis points. The Term Loan B-1 bears interest at SOFR plus 210 basis points. The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $181.2 million assuming no change in the weighted average borrowing rate of 7.01%, which was in place as of September 30, 2023.
During the nine months ended September 30, 2023, we had net repayments of principal and interest on the Revolver of $548.6 million.
The Company completed the transition of its financing from LIBOR to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
2027 Senior Notes
As of September 30, 2023, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of September 30, 2023, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (collectively, the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of September 30, 2023, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1, 2022.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
41

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
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company capitalized $10.7 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
The 2031 Senior Notes were issued at 100% of the principal amount, plus interest deemed to have accrued from April 25, 2023, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1, 2023. The 2031 Senior Notes will vote as one class under the indenture governing the 2031 Senior Notes.
The Company may redeem some or all of the 2031 Senior Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 offering memorandum.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of September 30, 2023, minimum rent payable under operating leases was $28.0 million, with $6.3 million due in the next twelve months. As of September 30, 2023, minimum rent payable accounted for as financing obligations was $56.3 million, with $4.4 million due in the next twelve months.
Other Contractual Obligations
The Company has other contractual obligations that consist primarily of minimum guarantees with commitments of $21.6 million, $0.9 million of which is due within the next twelve months.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
42

Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On September 30, 2023, we had $1.7 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $12.1 million. The Company completed the transition of its financing from LIBOR to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
43

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 15, Contingencies, in the notes to our Condensed Consolidated Financial Statements, for further information.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 2023	94	$120.37	—	$270.2
August 2023	147,124	122.55	146,753	252.2
September 2023	163,614	118.10	163,614	232.9
Total	310,832	$120.21	310,367
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
44

ITEM 6.    EXHIBITS

Number	Description	By reference to:

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 25, 2023	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 25, 2023	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
46