Form 10-K
period 2023-12-31
Churchill Downs Inc
filed 2024-02-21
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33998
Churchill Downs Incorporated
(Exact name of registrant as specified in its charter)

Kentucky		61-0156015
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400
Louisville,	Kentucky	40222
(Address of principal executive offices)		(Zip Code)

(502) 636-4400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	Trading Symbol(s)	The Nasdaq Global Select Market LLC
(Title of each class registered)	CHDN	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of February 14, 2024, 73,677,379 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2023 (based upon the closing sale price for such date on the Nasdaq Global Select Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $9,415,953,283.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2024 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K (“Report”) contains various “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “will,” “scheduled”, and similar words or similar expressions (or negative versions of such words or expressions).
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, that could cause actual results to differ materially from expectations include the following: the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather, including as a result of climate change; the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit, including the impact of inflation; additional or increased taxes and fees; the impact of any pandemics, epidemics, or outbreaks of infectious diseases, including possible new variants of COVID-19, and related economic matters on our results of operations, financial conditions and prospects; lack of confidence in the integrity of our core businesses or any deterioration in our reputation; loss of key or highly skilled personnel, as well as general disruptions in the general labor market; the impact of significant competition, and the expectation the competition levels will increase; changes in consumer preferences, attendance, wagering, and sponsorships; risks associated with equity investments, strategic alliances and other third-party agreements; inability to respond to rapid technological changes in a timely manner; concentration and evolution of slot machine and historical racing machine (HRM) manufacturing and other technology conditions that could impose additional costs; failure to enter into or maintain agreements with industry constituents, including horsemen and other racetracks; inability to successfully focus on market access and retail operations for our TwinSpires sports betting business and effectively compete; online security risk, including cyber-security breaches, or loss or misuse of our stored information as a result of a breach including customers’ personal information could lead to government enforcement actions or other litigation; reliance on our technology services and catastrophic events and system failures disrupting our operations; inability to identify, complete, or fully realize the benefits of our proposed acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget, or as planned; difficulty in integrating recent or future acquisitions into our operations; cost overruns and other uncertainties associated with the development of new venues and the expansion of existing facilities; general risks related to real estate ownership and significant expenditures, including risks related to environmental liabilities; personal injury litigation related to injuries occurring at our racetracks; compliance with the Foreign Corrupt Practices Act or other similar laws and regulations, or applicable anti-money laundering regulations; payment-related risks, such as risk associated with fraudulent credit card or debit card use; work stoppages and labor problems; risks related to pending or future legal proceedings and other actions; highly regulated operations and changes in the regulatory environment could adversely affect our business; restrictions in our debt facilities limiting our flexibility to operate our business; failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness; increases to interest rates (due to inflation or otherwise), disruption in the credit markets or changes to our credit ratings may adversely affect our business; increase in our insurance costs, or inability to obtain similar insurance coverage in the future, and any inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and other factors described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.
We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.BUSINESS
Overview
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for nearly 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the TwinSpires horse racing online wagering business, expanded pari-mutuel content and technology services to B2C platforms, and the operation and development of regional casino gaming properties.
Business Segments
The Company manages its business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. Financial information about these segments is set forth in Part II, Item 8. Financial Statements and Supplementary Data, contained within this Report.
Live and Historical Racing
The Live and Historical Racing segment primarily includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and our historical racing properties in Kentucky, Virginia, and New Hampshire.
Our Live and Historical Racing properties earn commissions from pari-mutuel wagering on live and historical races, simulcast fees earned from other wagering sites, fees from racing event-related services including admissions, personal seat licenses, sponsorships, television rights, and other miscellaneous services, hotel services, and revenue from food and beverage services.
Churchill Downs Racetrack
Churchill Downs Racetrack is in Louisville, Kentucky and is an internationally known thoroughbred racing operation best known as the home of our iconic flagship event, the Kentucky Derby. Thoroughbred racing has been conducted at Churchill Downs Racetrack since 1875. The Kentucky Derby is the longest continuously held annual sporting event in the U.S. and is the first race of the annual series of races for 3-year-old thoroughbreds known as the Triple Crown. The demographic profile of our guests, global television viewership, and long-running nature of this iconic event are attractive to sponsors and corporate partners, especially those with luxury and/or marquee brands.
We conducted 71 live race days in 2021 and 76 live race days in 2022. During 2023, 72 live race days were conducted, however 14 of these race days were relocated to Ellis Park Racing and Gaming ("Ellis Park"). In 2024, we anticipate conducting approximately 83 live race days at the Churchill Downs Racetrack.
Churchill Downs Racetrack is located on 175 acres and has a one-mile dirt track, a 7/8-mile turf track, a stabling area, and a variety of areas, structures, and buildings that provide reserved seating for our patrons. Churchill Downs Racetrack has one of the largest 4K video boards in the world sitting 80 feet above the ground and measuring 171 feet wide by 90 feet tall. This video board provides views of the finish line and the entire race for on-track guests, including those in the infield and guests along the entire front side of the racetrack. The facility also has permanent lighting to accommodate night races. We have a saddling paddock, and the stable area has barns sufficient to accommodate 1,400 horses and a 114-room dormitory for backstretch personnel. We have a state-of-the-art equine medical center and quarantine barns on the backside area of Churchill Downs Racetrack which reinforces our ongoing commitment to equine safety and supports our long-term international growth strategy. The Churchill Downs Racetrack facility also includes a simulcast wagering facility. We also own 83 acres of land at our auxiliary training facility, which is five miles from Churchill Downs Racetrack.
In 2002, we transferred title of the Churchill Downs Racetrack facility to the City of Louisville, Kentucky and entered into a 30-year lease for the facility as part of the financing of improvements to the Churchill Downs Racetrack facility. We can reacquire the facility at any time for $1.00 subject to the terms of the lease.
In July 2021, we announced three major multi-year capital investments to transform key areas of Churchill Downs Racetrack: the Homestretch Club, the First Turn Experience, and the Paddock Project. The Homestretch Club opened for the 148th Kentucky Derby in May 2022. The Homestretch Club project has 3,250 premium reserved seats which include 2,550 stadium club seats, 66 covered terraced dining tables, 30 Trackside Lounges offering a "courtside seat" experience, five private VIP hospitality lounges, and an 18,600 square-foot indoor hospitality space with a grand staircase and 95-foot feature bar.
The Company invested $90.0 million in the First Turn Experience which opened for the 149th Kentucky Derby in May 2023. The First Turn Experience provides 5,100 permanent covered stadium seats and added a new 50,000 square-foot climate-controlled first floor hospitality venue with 2,000 reserved dining room tables and a trackside viewing terrace.

The Company is also investing up to $200.0 million to enhance the experience for nearly every guest. The Paddock Project will improve the flow of guests throughout the paddock, create a larger paddock walking ring for viewing the horses prior to the races, create two new clubs in the area on the first floor under the Twin Spires that will provide views of the paddock and views of the tunnel that the horses walk through, new hospitality and other amenities for guests in certain areas of the third-floor clubhouse seats, and new terraces overlooking the paddock. The Paddock Project is scheduled for completion in time for the 150th Kentucky Derby in May 2024.
In July 2023, we also announced a $14.0 million renovation project that will update and refresh the 61 Jockey Club Suites and associated areas along the homestretch. The Jockey Club renovation is scheduled for completion in time for the 150th Kentucky Derby in May 2024.
Historical Racing Properties
The following table summarizes key information regarding our current and planned historical racing properties:

State	Property	City/ Location	Floor Space (Sq. ft.)	Historical Racing Machines ("HRMs")	Retail Race & Sports Book(a)
Kentucky	Derby City Gaming	Louisville, Kentucky	55,000	1,300	✓
Kentucky	Derby City Gaming Downtown	Louisville, Kentucky	43,000	500	✓
Kentucky	Turfway Park	Northern Kentucky	45,000	850	✓
Kentucky	Newport	Northern Kentucky	23,000	460	✓
Kentucky	Oak Grove	Southwestern Kentucky	180,000	1,230	✓
Kentucky	Ellis Park	Northwestern Kentucky	40,000	300	✓
Kentucky	Owensboro(b)	Northwestern Kentucky	28,000	600	✓
New Hampshire	Chasers(c)	Salem, New Hampshire	4,000	(c)	N/A
Virginia	Rosie's	New Kent / Central Virginia	127,000	570	N/A
Virginia	Rosie's	Richmond / Central Virginia	54,000	700	N/A
Virginia	Rosie's	Dumfries / Northern Virginia	19,000	160	N/A
Virginia	The Rose(d)	Dumfries / Northern Virginia	58,000	1,650	N/A
Virginia	Rosie's	Hampton / Southern Virginia	38,000	700	N/A
Virginia	Rosie's	Emporia / Southern Virginia	22,000	150	N/A
Virginia	Rosie's	Collinsville / Southern Virginia	2,000	40	N/A
Virginia	Rosie's	Vinton / Western Virginia	15,000	470	N/A
Total			753,000	9,680
(a) The Company's retail sports betting business is included in the TwinSpires segment.
(b) The Company plans to open the Owensboro HRM entertainment venue in the first quarter of 2025.
(c) The Company plans to build a new charitable gaming facility to accommodate HRMs and table games.
(d) The Company plans to open The Rose (Dumfries) late in the third quarter of 2024.
Kentucky
Louisville
Derby City Gaming & Hotel ("Derby City Gaming") is a state-of-the-art HRM facility located at the Churchill Downs Racetrack auxiliary training facility and has a simulcast center and a dining facility.
In 2023, the Company invested $78.0 million to expand the facility and to build a five-story hotel with 123 rooms including amenities to better serve and attract guests. The expansion includes a VIP gaming area, a new sports bar, a stage for live entertainment, and an upscale-casual restaurant and bar for gaming and hotel guests. The new gaming space and hotel opened during the second quarter of 2023.
In December 2023, the Company invested $90.0 million to build Derby City Gaming Downtown ("DCG Downtown") in an existing building in downtown Louisville. DCG Downtown has a gaming area with approximately 500 HRMs, a main-level sports bar with a stage for live entertainment, a premium bourbon bar, and an elegant wine lounge for guests, including locals, tourists, and convention attendees.
Southwestern Kentucky
Oak Grove Racing & Gaming ("Oak Grove") is a premier state-of-the-art live harness racing and HRM venue located on 240 acres approximately one-hour north of Nashville, Tennessee in Oak Grove, Kentucky. Oak Grove owns and operates a harness racing track, 128-room hotel, and simulcast and HRM facility with an event center and food and beverage venues. Oak Grove also has a 3,000-person capacity outdoor amphitheater and stage, a state-of-the-art equestrian center, and a recreational vehicle park. Oak Grove conducts approximately 30 live racing days a year.
Northern Kentucky
Turfway Park Racing & Gaming ("Turfway Park") opened in September 2022 as a state-of-the-art live racing and historical racing entertainment venue with a sports bar and restaurants just south of Cincinnati, Ohio in Florence, Kentucky. Turfway Park owns and operates a thoroughbred racetrack and conducts approximately 70 live racing days a year.
Newport Racing & Gaming is an HRM entertainment venue and simulcast area that operates as an extension of Turfway Park located in Newport, Kentucky.
Northwestern Kentucky
The Company acquired Ellis Park in Henderson, Kentucky on September 26, 2022. Ellis Park owns and operates a thoroughbred racetrack and conducts approximately 25 live race days a year. Ellis Park also has a simulcast and HRM facility with food and beverage offerings.
In June 2023, the Company announced it plans to invest approximately $100.0 million in a new HRM entertainment venue on the east side of Owensboro with an expected completion in the first quarter of 2025.
Virginia
The Company acquired Colonial Downs Racetrack ("Colonial Downs") and six historical racing entertainment venues across Virginia as part of the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") on November 1, 2022 ("P2E Transaction"). Colonial Downs has a dirt track, the widest turf track oval in North America, a simulcast area, food and beverage offerings, and two off-track betting facilities ("OTBs"). Colonial Downs conducted 27 live racing days in 2023 and plans to conduct 28 live racing days in 2024.
The Company also invested $30.0 million in a seventh Virginia based HRM entertainment venue that opened on September 26, 2023 in Emporia, Virginia with 150 HRMs and a restaurant and bar.
The Company is investing approximately $460.0 million to construct The Rose Gaming Resort ("The Rose") in Dumfries, Virginia with a 102-room hotel and 1,650 HRMs as well as a number of food and beverage options. The Rose has the potential to be expanded to up to 1,800 HRMs. The Rose is scheduled to be completed late in the third quarter of 2024.
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
TwinSpires
The TwinSpires segment includes the revenue and expenses from pari-mutuel wagers through our advance deposit wagering ("ADW") business, our retail and online sports betting business, totalisator services provided by United Tote, and our HRM technology provider Exacta Systems ("Exacta"). TwinSpires is headquartered in Louisville, Kentucky.
ADW
TwinSpires operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by certain customers; and provides the Bloodstock Research Information Services platform for horse racing statistical data. TwinSpires is one of the largest and most profitable legal online horse racing wagering platforms in the U.S. TwinSpires accepts pari-mutuel wagers through ADW from customers residing in certain states who establish and fund an account from which these customers may place wagers via telephone, mobile applications, or through the Internet. This business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon and holds licenses from various other states where applicable. This business also offers customers streaming video of live horse races, replays, and an assortment of racing and handicapping information. BetAmerica.com is an online wagering business licensed under TwinSpires that offers wagering on horse racing throughout the U.S. We also provide technology services to third parties, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third party typically provides the brand, marketing, and limited customer functions. We announced two of these business-to-business agreements in 2022. On September 8, 2022, we announced a multi-year agreement to enable FanDuel, a sports book and mobile betting operator, to create a fully integrated and seamless wagering experience with a single wallet for horse racing and sports with exclusive TV rights to racing content and non-exclusive Kentucky Derby sponsorship rights for sports wagering. On November 29, 2022, the Company announced a multi-year agreement to provide DraftKings ADW technology and other services. Both agreements began in early 2023.
Sports Betting
Our TwinSpires sports betting business includes the results of our retail sports books at our wholly owned properties and online sports betting through third parties. We have executed strategic market access agreements with Bet365 in Pennsylvania, Golden Nugget in Indiana, and various market access partners in Kentucky. The Company also operates retail sports betting at certain of its racetracks and HRM and gaming facilities.
United Tote
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs, and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, calculate payoffs, and displays wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to several third-party racetracks, OTBs, and other pari-mutuel wagering businesses and provides these services at our facilities. On August 11, 2022, the Company entered into an agreement to sell 49% of United Tote, a wholly owned subsidiary of the Company to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association. The Company has received a deposit on the pending transaction of $14.4 million. The transaction is subject to usual and customary closing conditions, including applicable regulatory notices and approvals and is expected to close during the first half of 2024.
Exacta
On August 22, 2023, the Company completed the acquisition of Exacta. Exacta is a leading provider of central determinate system technology in HRMs across the country. Exacta's system architecture supports multiple game vendors and virtually unlimited math modeling capabilities on a single central determinate system enabling Exacta to deliver a diverse gaming library to Company owned and third-party HRM entertainment venues in Kentucky, Virginia, Wyoming, and New Hampshire.
Gaming
The Gaming segment includes revenue and expenses for the casino properties and associated racetracks which support the casino license. The Gaming segment generates revenue and expenses from slot machines, table games, video lottery terminals ("VLTs"), video poker, HRMs, ancillary food and beverage services, hotel services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations.

The following table summarizes key information regarding our current and planned gaming properties:

State	Property	Acres	Casino Space (Sq. ft.)	Slots and Video Lottery Terminals(a)	Table Games	Hotel Rooms	Retail Sports Book(b)
Wholly owned
Florida	Calder Casino	54	106,000	1,080	6	N/A	N/A
Indiana	Terre Haute Casino Resort(c)	48	36,000	1,000	34	122	✓
Iowa	Hard Rock Hotel and Casino Sioux City	15	41,000	660	20	54	✓
Louisiana	Fair Grounds Race Course and Slots and Video Services LLC	145	33,000	2,030	N/A	N/A	✓
Maine	Oxford Casino and Hotel	97	27,000	970	24	107	N/A
Maryland	Ocean Downs Casino and Racetrack	167	70,000	880	18	N/A	✓
Mississippi	Harlow's Casino Resort and Spa	85	33,000	670	20	105	✓
Mississippi	Riverwalk Casino Hotel	22	25,000	590	11	76	✓
New York	del Lago Resort and Casino	83	99,000	1,670	80	205	✓
Pennsylvania	Presque Isle Downs and Casino	270	61,000	1,540	34	N/A	✓

Equity Investments
Illinois	Rivers Casino Des Plaines	21	78,000	1,520	120	N/A	✓
Ohio	Miami Valley Gaming and Racing	120	190,000	2,200	N/A	N/A	✓
	Total		799,000	14,810	367	669
(a) Includes HRMs and video poker machines at Fair Grounds Race Course and Slots and Video Services LLC.
(b) The Company's retail sports betting business at its wholly owned properties is included in the TwinSpires segment.
(c) The Company plans to open the Terre Haute Casino Resort in the second quarter of 2024.
Wholly owned gaming properties
Florida
Calder Casino ("Calder") in Miami Gardens, Florida is located near Hard Rock Stadium, home of the Miami Dolphins. Calder offers two dining facilities and an entertainment venue. On June 17, 2022, the Company closed on the sale of 115.7 acres of land near Calder for $291.0 million, or approximately $2.5 million per acre, to Link Logistics Real Estate, a Blackstone portfolio company. The Company still owns 15-20 acres that may be sold for future development.
Indiana
The Company is investing up to $290.0 million in the development of the Terre Haute Casino Resort ("Terre Haute") in Terre Haute, Indiana. Terre Haute will be a gaming entertainment venue featuring 400,000 square-feet space with 1,000 slot machines, 34 table games, a 122-room luxury hotel, and several food and beverage offerings. The Terre Haute casino is scheduled to be completed in early April 2024 and the Terre Haute hotel is scheduled to be completed by the middle of May 2024.
Iowa
As part of the P2E Transaction, the Company acquired Hard Rock Hotel and Casino Sioux City, which is a gaming facility with a hotel, several food and drink offerings, and event spaces.
Louisiana
Fair Grounds Race Course & Slots ("Fair Grounds") is a gaming facility and racecourse with a bar, a simulcast facility, a dirt and turf track, and a stabling area. Fair Grounds conducts approximately 80 live racing days each year. The facility includes clubhouse and grandstand seating for approximately 5,000 guests, a general admissions area, and several dining facilities. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people. Fair Grounds also operates over 500 HRMs in 15 OTBs and Video Services LLC ("VSI") is the owner and operator of video poker machines in 12 of those OTBs in Louisiana.
Maine
Oxford Casino and Hotel, located in Oxford, Maine, is a gaming facility with a hotel and a dining facility.
Maryland
Ocean Downs Casino and Racetrack, located in Berlin, Maryland, is a gaming facility with several dining options and a racetrack that conducts approximately 45 live harness racing days each year.
Mississippi
Harlow’s Casino Resort and Spa is a gaming facility and hotel with two dining facilities in Greenville, Mississippi. Riverwalk Casino Hotel is a gaming facility and hotel with two dining facilities in Vicksburg, Mississippi.
New York
As part of the P2E Transaction, the Company acquired del Lago Resort and Casino in Waterloo, New York, which is a gaming facility and a hotel with several dining options.
Pennsylvania
Presque Isle Downs and Casino is a gaming facility with three dining facilities, an entertainment venue and thoroughbred racetrack that conducts approximately 80 live racing days each year.
Equity Investments
Illinois
In March 2019, the Company acquired 61.3% equity ownership in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines ("Rivers Des Plaines"). Rivers Des Plaines is a gaming entertainment venue located on 21 acres and has seven dining facilities, and an approximate 5,000 square-foot state-of-the-art BetRivers Sports Bar. During 2022, Rivers Des Plaines expanded the gaming floors to add approximately 850 additional gaming positions and a new restaurant, a 22-table poker room, and a 10,000 square-foot ballroom for private events and live entertainment.
Ohio
The Company has a 50% equity investment in Miami Valley Gaming and Racing ("MVG"). MVG is a gaming entertainment venue with harness racetrack, racing simulcast center, and a retail sports book.
All Other
We have aggregated Arlington International Racecourse ("Arlington") as well as certain corporate operations, and other immaterial joint ventures in All Other to reconcile to consolidated results.
Arlington
On February 15, 2023, the Company sold its property at Arlington Heights, Illinois to the Chicago Bears for $197.2 million. For more information, refer to Note 4, Dispositions to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Corporate
Corporate includes miscellaneous and other revenue, compensation expense, professional fees and other general and administrative expense not allocated to our segments.
Competition
Overview
We operate in a highly competitive industry with many participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending, including spectator sports, sports wagering, and other entertainment and gaming options. Our brick-and-mortar casinos compete with traditional and Native American casinos, VLTs, state-sponsored lotteries, and other forms of legalized gaming in the U.S. and other jurisdictions.
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
Live and Historical Racing
In 2023, approximately 32,000 thoroughbred horse races were conducted in the U.S., which was down 5% compared to 2022. As a racetrack operator, we compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing, and purse sizes. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Our HRM entertainment venues in Kentucky, Virginia, and New Hampshire compete with regional casinos in the area and other forms of legal and illegal gaming.
TwinSpires
ADW
Our TwinSpires ADW business competes with other ADW businesses for both customers and racing content, as well as brick-and-mortar racetracks, casinos, OTBs, and other forms of legal and illegal sports betting.
Sports Betting
Our TwinSpires sports betting business competes for customers with retail, mobile, and online offerings from commercial brick-and-mortar casinos and racetracks. We also compete with daily fantasy sports gaming companies that are expanding into mobile and online sports betting and iGaming, international sports betting businesses looking to expand into the U.S. market, and other forms of legal and illegal sports betting and iGaming operations.
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
Our People
As of December 31, 2023, we had a total of approximately 7,970 team members, of which approximately 5,660 are full-time employees. The number of seasonal employees fluctuates significantly through the course of the year primarily due to the seasonal nature of our properties that conduct live racing. We have the highest level of seasonal team members during the second quarter when we traditionally run the Kentucky Derby.
As of December 31, 2023, approximately 1,120 employees were covered by 12 collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our team members.
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
In 2023, the Kentucky General Assembly passed a bill to authorize the KHRC to regulate sports betting. Only licensed racetracks and their extensions can operate retail sports betting. Each racetrack is allowed to contract with up to three providers to carryout online or retail sports betting. Retail sports betting commenced on September 7, 2023 and online sports betting began on September 28, 2023.
Louisiana
In Louisiana, the 2021 Historical Horse Racing Act ("2021 HHR Act") allows OTBs to have up to 50 HRMs. On October 25, 2022, a number of individual plaintiffs associated with video poker and truckstops, filed a lawsuit in the 19th Judicial District Court in East Baton Rouge, Louisiana against certain racetracks in Louisiana, including Fair Grounds, alleging that the 2021 HHR Act is unconstitutional to the extent it purports to permit historical racing in a parish without a referendum. As of

December 31, 2023, the Company had approximately 500 HRMs in OTBs in Louisiana. If the 2021 HHR Act is determined to be unconstitutional it could have an adverse impact on our Louisiana HRM results which are reported in our Gaming segment.
TwinSpires Regulations and Potential Legislative Changes
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the Oregon Racing Commission in accordance with Oregon law and the IHA. We also hold ADW licenses in certain other states where appropriate. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact our mobile and online ADW business.
Sports Betting and iGaming Regulations and Potential Legislative Changes
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gave states the authority to authorize sports wagering. Sports betting has been authorized and is operational in thirty-eight states and the District of Columbia as of December 31, 2023. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements.
As of December 31, 2023, the Company is operational in nine states for retail sports betting.
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
•Impose disciplinary sanctions for violations, including fines and penalties,
•Review the character and fitness of participants in gaming operations and make determinations regarding suitability or qualification for licensure,
•Grant licenses for participation in gaming operations,
•Collect and review reports and information submitted by participants in gaming operations,
•Review and approve transactions, such as acquisitions or change-of-control transactions of gaming industry participants, securities offerings, and debt transactions engaged in by such participants, and
•Establish and collect fees and taxes.

Any change in the gaming laws or regulations of a jurisdiction could have a material adverse impact on our gaming operations.
Licensing and Suitability Determinations
Gaming laws require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders, to obtain licenses from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Gaming authorities have very broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable. Criteria used in determining whether to grant a license to conduct gaming operations, while varying between jurisdictions, generally include consideration of factors such as the good character, honesty, and integrity of the applicant; the financial stability, integrity, and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels; the quality of the applicant’s gaming facilities; the amount of revenue to be derived by the applicable state from the operation of the applicant’s gaming facility; the applicant’s practices with respect to minority hiring and training; and the effect on competition and general impact on the community.
In evaluating individual applicants, gaming authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history, and the character of those with whom the individual associates.
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
Gaming authorities may investigate any subsidiary engaged in gaming operations and may investigate any individual who has a material relationship to or material involvement with any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors, and certain key employees must file applications with the gaming authorities and may be required to be licensed, qualify, or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause that they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to gaming authorities. Gaming authorities have the ability to deny a license, qualification, or finding of suitability and have jurisdiction to disapprove a change in a corporate position.
If one or more gaming authorities were to find that an officer, director, or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. Gaming authorities may also require us to terminate the employment of any person who refuses to file appropriate applications.
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
Violations of Gaming Laws
If we violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended, or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. A supervisor or conservator can be appointed by gaming authorities to operate our gaming properties, or in some jurisdictions, take title to our gaming assets in the jurisdiction, and under certain circumstances, income generated during such appointment could be forfeited to the applicable state or states. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable gaming laws could have a material adverse impact on our gaming operations.
Some jurisdictions prohibit certain types of political activity by a gaming licensee, officers, directors, and key employees. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.
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
Review and Approval of Transactions
Substantially all material loans, leases, sales of securities, and similar financing transactions must be reported to and in some cases approved by gaming authorities. We may not make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management, or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling shareholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.
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
Operational Requirements
In most jurisdictions, we are subject to certain requirements and restrictions on how we must conduct our gaming operations. In certain states, we are required to give preference to local suppliers and include minority and women-owned businesses and organized labor in construction projects to the maximum extent practicable. We may be required to give employment preference to minorities, women, and in-state residents in certain jurisdictions. Our ability to conduct certain types of games, introduce new games or move existing games within our facilities may be restricted or subject to regulatory review and approval. Some of our operations are subject to restrictions on the number of gaming positions we may have, and the maximum wagers allowed to be placed by our customers.
Environmental Matters
We are subject to various federal, state, and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal, and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include the United States Environmental Protection Agency ("EPA") and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm and sanitary water discharges. CAFO and other water discharge regulations include permit requirements and water quality discharge standards. Enforcement of these regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Violations can result in significant penalties and, in some instances, interruption, or cessation of operations.
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
Marks and Intellectual Property
We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter, housewares, and glass. We license the use of these service marks and derive revenue from such license agreements.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other Securities and Exchange Commission ("SEC") filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website (www.churchilldownsincorporated.com) as soon as reasonably practicable after we electronically file the materials with the SEC and are also available at the SEC’s website at www.sec.gov.

ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Economic and External Risks
Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather, including as a result of climate change
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks, which is subject to the occurrence and threat of extraordinary events that may discourage attendance or expose us to substantial liability. Terrorist activity, including acts of domestic terrorism, civil unrest, or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions, safety, and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack and at our other locations. A major epidemic or pandemic, outbreak of a contagious equine disease, or the threat of such an event, could also adversely affect attendance and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. For example, the COVID-19 global pandemic resulted in the temporary suspension of operations of all of our wholly owned gaming properties, certain wholly owned racing operations, and the two casino properties related to our equity investments. While we are constantly evaluating our security precautions in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities.
Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, heavy rains, high winds, storms, tornadoes, and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land, and air temperatures, as well as sea levels, rain, and snow could result in increased occurrence and severity of adverse weather events. Our operations are subject to reduced patronage, disruptions, or complete cessation of operations due to weather conditions, natural disasters, and other casualties. The occurrence or threat of any such extraordinary event at our locations, particularly at Churchill Downs Racetrack during Kentucky Derby and Oaks week, could have a material negative effect on our business and results of operations.
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
•Decreases in consumer discretionary spending could affect us even if such decreases occur in other markets. For example, reduced wagering levels, and profitability at racetracks from which we carry racing content could cause certain racetracks to cancel races or cease operations and therefore reduce the content we could provide to our customers.
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
We are vulnerable to additional or increased taxes and fees
We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial, and local income taxes and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws or in the administration of laws affecting the horse racing, online wagering, and casino industries. Many states and municipalities, including ones in which we operate, are currently experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. We are subject to tax in multiple U.S. tax jurisdictions and judgment is required in determining our provision for income taxes, deferred tax assets or liabilities, and in evaluating our tax positions. It is not possible to determine the likelihood, extent or impact of any future changes in tax laws or fees, or changes in the administration of such laws; however, if enacted, such changes could have a material adverse impact on our business.
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
Acts of fraud or cheating in our gaming businesses using counterfeit chips, covert schemes, and other tactics, possibly in collusion with our employees, may be attempted or committed by our gaming customers with the aim of increasing their winnings. Our gaming customers, visitors, and employees may also commit crimes such as theft to obtain chips not belonging to them. We have taken measures to safeguard our interests including the implementation of systems, processes, and technologies to mitigate against these risks, extensive employee training, surveillance, security, and investigation operations and adoption of appropriate security features on our chips such as embedded radio frequency identification tags. Despite our efforts, we may not be successful in preventing or detecting such culpable behavior and schemes in a timely manner and the relevant insurance we have obtained may not be sufficient to cover our losses depending on the incident, which could result in losses to our gaming operations and generate negative publicity, both of which could have an adverse effect on our reputation, business, results of operations, and cash flows.
Other factors that could influence our reputation include the quality of the services we offer and our actions with regard to social issues such as diversity, human rights, and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our properties, or our industries, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our company to operate in host communities, employee retention, or recruiting difficulties or other difficulties.
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
Our Company faces significant competition, and we expect competition levels to increase
We face an increasingly high degree of competition among a large number of participants operating from physical locations and/or through online or mobile platforms, including destination casinos, riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; sports betting; gaming at taverns in certain states, such as Illinois; gaming at truck stops, gas stations, and other establishments in certain states, such as Louisiana, Pennsylvania, Virginia, and Kentucky; historical horse racing in Kentucky; sweepstakes and poker machines not located in casinos; fantasy sports; Native American gaming; and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, illegal slot machines and skill games, fantasy sports and internet, or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play Las Vegas-style casino games from home or in non-casino settings could divert customers from our properties and thus adversely affect our financial condition, results of operations, and cash flows. Currently, there are proposals that would legalize internet poker, sports betting, and other varieties of iGaming in a number of states. Expansion of land-based and iGaming in other jurisdictions (both regulated and unregulated) could further compete with our operations, which could have an adverse impact on our financial condition, results of operations, and cash flows.
Legalized gaming is currently permitted in various forms throughout the U.S. and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have properties, have recently legalized, implemented, and expanded gaming. Established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in the states that we operate in or the states that are adjacent to or near our existing properties. New, relocated, or expanded operations by other persons could increase competition for our operations and could have a material adverse impact on us.
Our operations also face competition from other leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel.
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
We are subject to significant risks associated with our equity investments, strategic alliances, and other third-party agreements
We pursue certain license opportunities, development projects, and other strategic business opportunities through equity investments, joint ventures, license arrangements, and other alliances with third parties.
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
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction
Our TwinSpires segment and gaming and historical racing properties are characterized by the rapid development of new technologies and the continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. It may be difficult to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.

The concentration and evolution of the slot machine and HRM manufacturing industry or other technological conditions could impose additional costs on us
A significant amount of our revenue is attributable to slot, HRM, VLTs, and video poker machines operated by us at our properties, and there are a limited number of slot machine and HRM manufacturers servicing the industry. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector. Recently, the prices of new machines have escalated faster than the rate of inflation and slot machine manufacturers have occasionally refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment, it could adversely affect our operations and profitability.
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
Our operations in certain jurisdictions depend on agreements with industry constituents including horsemen and other racetracks, and the failure to enter into or maintain these agreements on terms acceptable to us could have a material adverse effect on our business, results of operations, and financial condition
Our operations in certain jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted. For example, the Interstate Horseracing Act, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the "Horsemen’s Groups"). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. We currently negotiate formal agreements with the applicable Horsemen’s Groups at our racetracks on an annual basis. The failure to maintain agreements with, or obtain consents from, the Horsemen's Groups on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third-party races could have a material adverse impact on our business, as such failure will result in our inability to conduct live racing and export and import simulcasting.
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
We have agreements with other racetracks for the distribution of racing content through both the import of other racetracks’ signals for wagering at our properties and the export of our racing signal for wagering at other racetracks’ facilities, OTBs, and ADWs. From time to time, we may be unable to reach agreements on terms acceptable to us. As a result, we may be unable to distribute our racing content to other locations or to receive other racetracks’ racing content for wagering at our racetracks. The inability to distribute our racing content could have a material adverse impact on our business, results of operations, and financial condition.
We intend to focus on market access and our retail operations for our TwinSpires sports betting business and there can be no assurance that we will be able to compete effectively or that we will generate sufficient returns on our investment
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. Sports betting has been authorized and is operational in thirty-eight states and the District of Columbia as of December 31, 2023. Additional states may legalize sports betting in the future. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements. The market for sports betting and online gaming is rapidly evolving and highly competitive with an increasing number of competitors. The success of our retail and online sports books is dependent on several factors that are beyond our control, including:
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
There can be no assurance as to the returns that we will receive from TwinSpires sports betting business.
Operational Risks
Our business is subject to online security risk, including cybersecurity breaches. Loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement actions or other litigation, potential liability, or otherwise harm our business
We receive, process, store, and use personal information and other customer and employee data by maintaining and transmitting customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities.
There are numerous federal, state, and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data, and such privacy laws and regulations continue to evolve. Many states have passed laws requiring notification to customers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. California has adopted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020, providing California consumers greater control of the information collected, stored, and sold, and other states are considering similar legislation. The CCPA provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information was breached as a result of a business’s violation of its duty to reasonably secure such information. The costs of compliance with these laws may increase as a result of changes in interpretation or changes in law. Any failure on our part to comply with these laws or our privacy policies may subject us to significant liabilities, including governmental enforcement actions or litigation.
We have experienced cyber attacks in the past. While these attacks did not have a significant impact to the Company, we may continue to experience such attacks. Our systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or joint venture partner, may not be successful. Interruptions in our services or a breach of a customer’s secure data could cause current or potential users to believe that our systems are unreliable, which could permanently harm our reputation and brand. These interruptions could also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our casinos. Such incidents could give rise to remediation costs, monetary fines, and other penalties, which could be significant. We attempt to protect against this risk with our property and business interruption insurance, which covers damage or interruption of our systems, although there is no assurance that such insurance will be adequate to cover all potential losses.
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
Security breaches, computer malware, and computer hacking attacks have become more prevalent in our industry, and hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Many companies, including ours, have been the targets of such attacks. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security, and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential suppliers or customers. As threats related to cyber attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. We have insurance coverage for protection against cyber attacks, which is designed to cover expenses around notification, credit monitoring, investigation, crisis management, public relations, and legal advice. This insurance coverage may not be sufficient to cover all possible claims, and we could suffer losses that could have a material adverse effect on our business.
Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Our operations rely heavily on technology services, and catastrophic events and system failures with respect to these technology services could cause a significant and continued disruption to our operations
We rely on information technology and other systems to manage our business. A disruption or failure in our technology systems or operations in the event of a cyber attack, major earthquake, weather event, terrorist attack, or other catastrophic event could interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in the affected areas. Security breaches could expose the Company to a risk of loss or misuse of our or our customers’ information, litigation, and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of our technology systems could impact our operations. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, subject us to litigation, cause a loss of customers or give rise to remediation costs, monetary fines, and other penalties, which could be significant.
Our online wagering, HRM and brick-and-mortar casino businesses depend upon our communications hardware and our computer hardware. We have built certain redundancies into our systems to attempt to avoid downtime in the event of outages, system failures or damage. Our systems also remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist cyber attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our websites and our services could result in an immediate, and possibly substantial, loss of revenue.
We may not be able to identify and / or complete acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget or as planned
We pursue acquisitions, divestitures, development of new venues, and expansion of existing facilities to grow our business.
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
We may experience difficulty in integrating recent or future acquisitions into our operations
We have completed acquisition transactions in the past, and we may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses into our operations has required and will continue to require the expenditure of substantial managerial, operating, financial, and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate new businesses, manage the combined operations or realize projected revenue gains, cost savings, and synergies in connection with those acquisitions on the timetable contemplated, if at all. Management of the new business operations, especially those in new lines of business or different geographic areas, may require that we increase our managerial resources. The process of integrating new operations may also interrupt the activities of those businesses, which could have a material adverse impact on our business. The costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include the following:
•restructuring charges associated with the acquisitions,

•non-recurring transaction costs, including accounting and legal fees, investment banking fees, and recognition of transaction-related costs or liabilities, and
•costs of imposing financial and management controls and operating, administrative and information systems.
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
The development of new venues and the expansion of existing facilities is costly and susceptible to delays, cost overruns, and other uncertainties
We may decide to develop, construct, and open hotels, casinos, other gaming venues, or racetracks in response to opportunities that may arise. For example, we've announced multiple major multi-year capital investments to transform key areas of Churchill Downs Racetrack, as well as other capital investments such The Rose Dumfries, Owensboro Racing & Gaming, a charitable gaming facility in New Hampshire, and the Terre Haute Casino Resort. Future development projects may require significant capital commitments and the incurrence of additional debt, which could have a material adverse impact on our business. In addition, we may not receive the intended benefits of such capital investments.
Ownership and development of our real estate requires significant expenditures and ownership of such properties is subject to risk, including risks related to environmental liabilities
We own extensive real estate holdings and make significant capital investments to grow our operations. All real estate investments are subject to risks including the following: general economic conditions, such as the availability and cost of financing; local and national real estate conditions, such as an oversupply of residential, office, retail, or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. Significant expenditures, including property taxes, debt repayments, maintenance costs, insurance costs, and related charges, must be made throughout the period of ownership of real property. Such expenditures may negatively impact our operating results.
We are subject to a variety of federal, state, and local governmental laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. Environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we own or operate (or previously owned or operated) or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. Some of our facilities are subject to CAFO regulations. If we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions. Enforcement of such regulations have been receiving increased governmental attention and compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures (including with respect to fines).

Horse racing is an inherently dangerous sport, and our racetracks are subject to personal injury litigation
Personal injuries and injuries to horses have occurred during races or workouts, and may continue to occur, which could subject us to negative publicity and / or litigation. Negative publicity may lead some customers to avoid the Company’s properties or could cause horse owners to avoid racing their horses at our racetracks. Any litigation resulting from injuries at our properties could be costly and time consuming and could divert our management and key personnel from our business operations. We buy insurance for all our racetracks; however, our coverage may not be sufficient for all losses. Due to the potential impact of negative publicity and inherent uncertainty related to the outcome of litigation, there can be no assurance that the resolution of any claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
Any violation of the Foreign Corrupt Practices Act, other similar laws and regulations, or applicable anti-money laundering regulations could have a negative impact on us
We are subject to risks associated with doing business outside of the U.S., including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the "FCPA") and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives, or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions, and criminal sanctions.
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
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In our business, customers occasionally seek to reverse online gaming and other wagering losses through chargebacks. Our control procedures to protect from chargebacks may not be sufficient to protect us from adverse effects on our business or results of operations.
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
Legal and Regulatory Risks
We face risks related to pending or future legal proceedings and other actions
From time to time, we are a party in various lawsuits and judicial and governmental actions. No assurance can be provided as to the outcome of these lawsuits and actions which can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits or actions, which could result in settlements, costs, or damages that could have a material adverse impact on our business, financial condition, results of operations, and reputation. Such matters may include investigations or litigation from various parties, including vendors, customers, state, and federal agencies, stockholders, and employees relating to intellectual property, employment, consumer, personal injury, corporate governance, commercial, or other matters arising in the ordinary course of business.
We have also been subject to claims in cases concerning or similar to class action allegations. Plaintiffs in such lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. We evaluate all the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the potential losses we may incur. In many cases, including class action matters, we may not be able to estimate the potential losses we will incur and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. We may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.
Our operations are highly regulated and changes in the regulatory environment could adversely affect our business
We conduct live and historical pari-mutuel wagering, online pari-mutuel wagering through ADWs, casino gaming, and sports betting operations, which are subject to extensive state and for some local regulation. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules, and regulations, limit, condition, suspend, fail to renew, or revoke a license or registration to conduct our operations or prevent another person from owning an equity interest in the Company.
There can be no assurance that we will be able to retain our existing governmental licenses, registrations, permits, or approvals necessary to operate our existing businesses or demonstrate suitability to obtain any licenses, registrations, permits, or approvals. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits, and approvals from authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful.
Our Live and Historical Racing segment is subject to extensive state and local regulation, and we depend on continued state approval of legalized pari-mutuel wagering in states where we operate. Our wagering and racing (including HRM) facilities must meet the licensing requirements of various regulatory authorities. We have obtained all governmental licenses, registrations, permits, and approvals necessary for operation. However, we may be unable to maintain our existing licenses. The failure to obtain such licenses in the future or the loss of or material change in our business licenses, registrations, permits, or approvals may materially limit the number of races we conduct or our racing (including HRM) operation. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction.
Regulatory authorities also have input into important aspects of our operations, including hours of operation, location, or relocation of a facility, and numbers and types of HRMs. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating pari-mutuel laws or regulations. For example, individual plaintiffs associated with video poker and truck stops in Louisiana are challenging the constitutionality of the Louisiana 2021 HHR Act which may adversely impact Fair Ground’s historical racing operations.
TwinSpires accepts ADW wagers from customers of certain states who set up and fund accounts from which they may place wagers via telephone, mobile device, or through the Internet pursuant to the Interstate Horseracing Act and relevant licenses and consents. The online horse racing wagering business is heavily regulated, and laws governing ADW pari-mutuel wagering vary from state to state. State attorney generals, regulators, and other law enforcement officials may interpret state laws, federal laws, constitutional principles, and the related regulations in a different manner than we do.
States may take affirmative action to make ADW expressly unlawful. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits, and approvals necessary to facilitate the operation or expansion of our online horse racing wagering business or in any legal challenge to the validity of any restrictions on ADW. Legal challenges and regulatory and legislative processes can be lengthy, costly, and uncertain.
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

Financial Risks
Our debt facilities contain restrictions that limit our flexibility in operating our business
Our debt facilities contain several covenants that impose significant operating and financial restrictions on our business, including restrictions on our ability to, among other things, take the following actions:
•incur additional debt or issue certain preferred shares,
•pay dividends on or make distributions in respect of our capital stock, repurchase common shares or make other restricted payments,
•make certain investments,
•sell certain assets or consolidate, merge, sell, or otherwise dispose of all or substantially all our assets,
•create liens on certain assets,
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
•will not be required to lend any additional amounts to us,
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could terminate all commitments to extend further credit, or
•could require us to apply all our available cash to repay these borrowings.
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
While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, interest rate increases, disruption in the credit markets, or changes to our credit ratings could negatively impact the availability or cost of funding.
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
Portions of our business are difficult or impracticable to insure. After carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, we may opt to retain certain risks not covered by our insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs, and insurance policy coverage ceilings.
Flooding, blizzards, windstorms, earthquakes, hurricanes, or other weather conditions could adversely affect our casino and horse racing locations. We maintain insurance coverage that may cover certain costs that we incur as a result of some natural disasters, which coverage is subject to deductibles, exclusions, and limits on maximum benefits. We may not be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if our operations are disrupted or face prolonged closure as a result of weather conditions in the future, or if weather conditions adversely impact general economic or other conditions in the areas in which our properties are located or from which we draw our patrons, the disruption could have a material adverse impact on our business.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We maintain a comprehensive process for detecting, assessing, and managing material risks from cybersecurity threats as part of our overall enterprise risk management system and processes. Our Chief Technology Officer (“CTO”) oversees our Chief Information Security Officer (“CISO”) and a dedicated team of information security professionals who are responsible for our cybersecurity risk management program. Our CTO oversees our information security professionals’ efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents and the efforts for assessing and managing our material risks from cybersecurity threats. Our cybersecurity risk management program includes technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools, and related services from third-party providers. Our CTO has over twenty years of extensive experience in information technology and security.
We use the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not mean that we meet any particular technical standards, specifications, or requirements of the NIST CSF. We routinely engage consultants and other third parties to assist with our cybersecurity risk management, including third-party penetration tests of our various information technology environments. As part of our current due diligence review and contracting process with third-party vendors that may have access to our data or systems, we perform an information security review of the vendor’s program and require such contracts to include certain minimum-security safeguards and notification requirements, where applicable. We also carry cybersecurity insurance with coverage for costs associated with a cybersecurity incident.
We have an established incident response plan to address and guide our employees and management on our response to a cybersecurity incident. The Company has two management committees that assist with cybersecurity incidents and risk management. These committees consist of senior leadership and cross-functional members from across our organization. The Consumer Data Privacy Committee assists with identifying and managing consumer data privacy issues. The Cybersecurity Disclosure Committee (“CD Committee”) assists senior management in fulfilling their responsibilities for oversight of the accuracy and timeliness of disclosures made by the Company in response to cybersecurity incidents and vulnerabilities. In the event a potentially significant cybersecurity incident is identified by our information security team, such incident is reported to the CD Committee to consider applicable disclosures, with the assistance of outside counsel as needed. In addition, senior leadership prepares an enterprise risk management report identifying and evaluating enterprise risks, including cybersecurity risks, which is regularly presented to the Audit Committee.
Our executive leadership team, along with oversight from the Audit Committee of the Board of Directors, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the Company. The Audit Committee oversees the processes by which management assesses the Company’s exposure to cybersecurity risks and evaluates the guidelines and policies governing the Company’s monitoring, control, and minimization of such risks. Our CTO regularly reports to the Audit Committee regarding cybersecurity matters.
For additional information concerning cybersecurity risks we face, refer to Part I, Item 1A, Risk Factors.
ITEM 2.PROPERTIES
Live and Historical Racing
•Kentucky
◦Louisville
▪Churchill Downs Racetrack - we lease 158 acres under a 30-year lease that began in 2002 where we transferred title of the facility to the City of Louisville and retained the right to re-acquire the facility at any time for $1.00, subject to the terms of the lease as part of the financing of improvements to the facility.
▪Churchill Downs auxiliary training facility
▪Derby City Gaming & Hotel
▪Derby City Gaming Downtown
◦Southwestern Kentucky - Oak Grove Racing & Gaming
◦Northern Kentucky
▪Turfway Park Racing & Gaming
▪Newport Racing & Gaming (leased)
◦Northwestern Kentucky
▪Ellis Park Racing & Gaming
▪Owensboro Racing & Gaming (Opening 1st quarter 2025)
•Virginia
◦Central Virginia
▪Colonial Downs Racetrack & Rosie's in New Kent
▪Rosie’s in Richmond
▪Office space in Richmond (leased)
◦Northern Virginia
▪The Rose in Dumfries (Opening late 3rd quarter 2024)
▪Rosie’s in Dumfries (leased)
◦Southern Virginia
▪Rosie's in Emporia
▪Rosie's in Collinsville (leased)
▪Rosie's in Hampton (leased)
◦Western Virginia - Rosie's in Vinton
•New Hampshire
◦Chasers Poker Room in Salem (leased)

TwinSpires
•Kentucky
▪TwinSpires.com and Brisnet offices in Lexington (leased)
▪TwinSpires and United Tote offices in Louisville (leased)
•California - United Tote offices in San Diego (leased)
•Oregon - United Tote offices in Portland (leased)
•Florida - Exacta offices in Boynton Beach, Florida (leased)

Gaming
•Florida - Calder Casino in Miami Gardens
•Indiana - Terre Haute Casino Resort in Terre Haute (Opening 2nd quarter 2024)
•Iowa - Hard Rock Hotel & Casino in Sioux City
•Louisiana - Fair Grounds Race Course & Slots and certain VSI properties in New Orleans (certain ones leased)
•Maine - Oxford Casino & Hotel in Oxford
•Maryland - Ocean Downs Casino & Racetrack in Ocean City
•Mississippi - Riverwalk Casino Hotel in Vicksburg
•Mississippi - Harlow's Casino Resort & Spa in Greenville (land leased)
•New York - del Lago Resort & Casino in Waterloo
•Pennsylvania - Presque Isle Downs & Casino in Erie

All Other
•Kentucky - Corporate headquarters in Louisville (leased)
ITEM 3.LEGAL PROCEEDINGS
We are involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 19, Contingencies to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for further information.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 14, 2024, there were approximately 2,130 shareholders of record.
Dividends
Since joining The Nasdaq Global Select Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements, and general business conditions at the time such payment is considered. We declared a dividend of $0.382 in October 2023, which was paid in January 2024, and we declared a dividend of $0.357 in October 2022, which was paid in January 2023.
Issuer Purchases of Equity Securities
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
October 2023	112,562	$108.98	—	$232.9
November 2023	60,652	115.63	60,652	225.9
December 2023	111,154	123.70	90,742	214.9
Total	284,368	$116.15	151,394
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The repurchase program has no time limit and may be suspended or discontinued at any time. For more information, refer to Note 10, Shareholders' Equity to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
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

The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Common Stock compared to the Russell 1000 Index, S&P Midcap 400 Index, and the S&P 500 Index. We consider the Russell 1000 Index to be our most comparable peer group index.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Churchill Downs Incorporated	$100.00	$169.49	$241.41	$299.39	$263.58	$337.49
Russell 1000 Index	$100.00	$131.43	$158.98	$201.03	$162.58	$205.72
S&P Midcap 400 Index	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
NOTE 1: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.
NOTE 2: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data. The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2023 as compared to 2022. Discussion regarding our financial condition and results of operations for 2022 as compared to 2021 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.
Our Business
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for nearly 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the TwinSpires horse racing online wagering business, expanded pari-mutuel content and technology services to B2C platforms, and the operation and development of regional casino gaming properties.
For additional information, refer to Note 21, Segment Information to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
2023 Transactions
Exacta Systems, LLC Acquisition
On August 22, 2023, the Company completed its previously announced acquisition of Exacta Systems, LLC ("Exacta Transaction"). Exacta Systems ("Exacta") is a leading provider of central determinate system technology in HRMs across the country. Exacta’s system architecture supports multiple game vendors and virtually unlimited math modeling capabilities on a single central determinate system enabling Exacta to deliver a diverse gaming library to Company owned and third-party HRM entertainment venues in Kentucky, Virginia, Wyoming, and New Hampshire. For additional information, refer to Note 3, Acquisitions to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Arlington Sale
On February 15, 2023, we closed on the sale of the Arlington property in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. The net proceeds of $195.7 million were used to pay down the outstanding balance amount on our revolving credit facility that was drawn on to fund the acquisition of substantially all the assets of Peninsula Pacific Entertainment ("P2E"). For additional information, refer to Note 4, Dispositions to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Lady Luck Casino Nemacolin
On June 26, 2023, the Company's management agreement for Lady Luck Casino Nemacolin ("Lady Luck") in Farmington, Pennsylvania expired and was not renewed. The Company completed the sale of substantially all its assets at Lady Luck for an immaterial amount.
2022 Transactions
Peninsula Pacific Entertainment Acquisition
On November 1, 2022, the Company completed the acquisition of substantially all the assets of P2E with a base purchase price of $2.75 billion ("P2E Transaction") subject to working capital and other purchase price adjustments. The Company acquired the following properties as part of the P2E Transaction: Colonial Downs Racetrack in New Kent, Virginia, six historical racing entertainment venues in Virginia, del Lago Resort & Casino in Waterloo, New York, and the Hard Rock Hotel & Casino in Sioux City, Iowa. The P2E Transaction also included HRM development rights for two properties in Emporia, Virginia and Dumfries, Virginia. The Company invested $30.0 million in a seventh Virginia based HRM entertainment venue that opened on September 26, 2023 in Emporia, Virginia. The Company is also investing approximately $460.0 million to construct The Rose Gaming Resort (“The Rose”) in Dumfries, Virginia with an expected completion late in the third quarter of 2024.
Ellis Park Acquisition
On September 26, 2022, the Company completed the acquisition of Ellis Park Racing & Gaming ("Ellis Park Transaction"). Ellis Park Racing & Gaming ("Ellis Park") is a racetrack and gaming facility venue with HRMs. As part of the acquisition, the Company also acquired the rights to construct an HRM entertainment venue as an annex of Ellis Park. In June 2023, the

Company announced it planned to invest approximately $100 million in a new HRM entertainment venue on the east side of Owensboro, Kentucky with an expected completion in the first quarter of 2025.
Chasers Poker Room Acquisition
On September 2, 2022, the Company completed the acquisition of Chasers Poker Room ("Chasers") in Salem, New Hampshire ("Chasers Transaction"). Chasers is a charitable gaming facility located approximately 30 miles from Boston, Massachusetts that offers poker and a variety of table games. The Company plans to develop an expanded charitable gaming facility in Salem to accommodate HRMs and table games.
Calder Land Sale
On June 17, 2022, the Company closed on the sale of 115.7 acres of land near Calder Casino for $291.0 million to Link Logistics Real Estate, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million which was net of $12.0 million of transaction costs. We recognized a gain of $274.6 million on the sale of the land.
Other Business Activities
Stock Split
Effective May 22, 2023, the Company's common stock was split two-for-one with a proportionate increase in the number of its authorized shares of common stock. For additional information, refer to Note 10, Shareholders' Equity to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Presque Isle Impairment
During the quarter ended June 30, 2023, the Company evaluated economic conditions subsequent to the date of our annual impairment assessment on April 1, 2023, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle Downs and Casino ("Presque Isle"). As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter ("2023 Trigger Event"). Based on the 2023 Trigger Event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the economic environment at that time. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark. For additional information, refer to Note 8, Asset Impairments to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
During the quarter ended December 31, 2022, the Company evaluated whether events or circumstances changed that would indicate it is more likely than not that any of the Company's intangible assets, goodwill, or property and equipment, were impaired. Based on the Company's evaluation, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to negative economic conditions ("2022 Trigger Event"). Based on the 2022 Trigger Event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the economic environment at that time. As a result, the Company recorded a $33.4 million non-cash impairment charge in fourth quarter of 2022 for the Presque Isle gaming rights and trademark.
Exit of the Direct Online Sports and Casino Business
In 2022, the Company exited the direct online Sports and Casino business in every state except for Pennsylvania and Arizona. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets, or property and equipment, were impaired. Based on the Company’s evaluation, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the TwinSpires segment. As of December 31, 2023, the Company has exited every state for the direct online Sports and Casino business. The Company will maintain its retail sports betting operations and has monetized four of its online market access licenses.
Financing Transactions
On April 25, 2023, we completed an offering of $600.0 million in aggregate principal amount of 6.750% senior notes that mature in 2031. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital, and other general corporate purposes.
On February 24, 2023, we entered into an incremental joinder to our senior secured credit agreement to increase the loans under the existing Term Loan A due 2027 by $500.0 million. This joinder increased the existing Term Loan A due 2027 from $800.0 million to $1.3 billion and makes certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its senior secured revolving credit facility, pay related transaction fees and expenses, and for general corporate purposes.
On April 13, 2022, we completed an offering of $1.2 billion in aggregate principal amount of 5.75% senior notes that mature in 2030. The offering of the 2030 Senior Notes was part of the financing utilized for the P2E Transaction.
For additional information on these transactions, refer to Note 12, Debt to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Transaction Update
On August 11, 2022, the Company entered into an agreement to sell 49% of United Tote, a wholly owned subsidiary of the Company to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association. The Company has received a deposit on the pending transaction of $14.4 million. The transaction is subject to usual and customary closing conditions, including applicable regulatory notices and approvals and is expected to close in the first half of 2024.
Key Indicators to Evaluate Business Results and Financial Condition
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include changes in net revenue, operating expense, operating income, earnings per share, outstanding debt balance, operating cash flow, and capital spend.
Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). We also use non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization), and Adjusted EBITDA. We believe that the use of Adjusted EBITDA as a key performance measure of results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy, and allocate resources. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results.
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
•Gain on sale of assets;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
On June 26, 2023, the Company's management agreement for Lady Luck expired and was not renewed. The Company completed the sale of substantially all its assets at Lady Luck for an immaterial amount.
As of December 31, 2021, Arlington International Racecourse ("Arlington") ceased racing and simulcast operations. On February 15, 2023, the Company closed on the sale of the property to the Chicago Bears. For more information, refer to Note 4, Dispositions, to the notes to consolidated financial statements included in this Annual Report on Form 10-K. Arlington's results and exit costs in 2022 and 2023 are treated as an adjustment to EBITDA.

For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income. See the Reconciliation of Comprehensive Income to Adjusted EBITDA included in this section for additional information.
Business Highlights
In 2023, we delivered strong performance while continuing the execution of several organic investments. We delivered strong growth in net revenue, operating income, and Adjusted EBITDA compared to fiscal year 2022:
•Net revenue was $2.5 billion, up $651.9 million or 36%.
•Operating income was $564.0 million, up $242.2 million or 75%.
•Net income was $417.3 million, down $22.1 million or 5%.
•Adjusted EBITDA was $1.0 billion, up $260.3 million, or 34%.
Live and Historical Racing Segment:
•Adjusted EBITDA was $475.4 million, up $187.9 million or 65% from fiscal year 2022.
•Churchill Downs Racetrack:
◦Churchill Downs Racetrack ran the 149th Kentucky Derby with record Derby Week all-sources handle and record Derby Week contribution to Adjusted EBITDA with over 150,000 fans gathered in person to watch the most exciting two minutes in sports on the first Saturday in May.
◦We successfully completed the First Turn Experience prior to the 149th Kentucky Derby.
◦We continued construction of the Paddock Project which is scheduled to be finished in time for the 150th Kentucky Derby the first weekend in May 2024.
•Kentucky HRMs:
◦Derby City Gaming: Delivered record net revenue and Adjusted EBITDA and completed the expansion of the gaming floor and opened a new hotel.
◦Derby City Gaming Downtown: Opened in Louisville, Kentucky, on December 6, 2023.
◦Oak Grove: Delivered record net revenue and Adjusted EBITDA for a second year in a row.
◦Owensboro: Announced plans to invest approximately $100 million in a new HRM entertainment venue on the east side of Owensboro with an expected completion in the first quarter of 2025.
•Virginia HRMs:
◦Southern Virginia - Rosie's Gaming Emporium: Opened in Emporia, Virginia on September 26, 2023.
◦Northern Virginia - The Rose Gaming Resort (Dumfries): We continued construction of a $460 million gaming and entertainment resort and hotel in Dumfries, Virginia with a scheduled completion late in the third quarter of 2024.
TwinSpires Segment:
•Adjusted EBITDA was $132.1 million, up $18.0 million or 16% from fiscal year 2022.
•TwinSpires Horse Racing:
◦We launched a multi-year agreement with FanDuel to enable FanDuel to create a fully integrated and seamless wagering experience with a single wallet for their customers who want to bet on sports and horse racing with FanDuel.
◦We launched a multi-year agreement with DraftKings to provide ADW technology and other services.
•Exacta: We completed the acquisition of Exacta, a leading provider of central determinate system technology in HRMs across the country.
•Sports Betting: We opened seven retail sports books and monetized three of our Kentucky online sports betting licenses upon the authorization of sports betting in Kentucky.

Gaming Segment:
•Adjusted EBITDA was a record $488.6 million, up $66.7 million or 16% from fiscal year 2022.
•Terre Haute Casino Resort: We continued construction of a $290 million casino, hotel, and entertainment venue in Terre Haute, Indiana scheduled to open in the second quarter of 2024.
All Other:
•We closed the sale of our Arlington Heights, Illinois property to the Chicago Bears for $197.2 million on February 15, 2023.
•We completed the offering of $600.0 million in 6.750% senior notes that mature in 2031.
•We amended our senior secured credit agreement to increase the loans under the existing Term Loan A due 2027 by $500 million.
•Effective May 22, 2023, the Company's common stock was split two-for-one with a proportionate increase in the number of authorized shares of common stock.
•In December 2023 we announced a repurchase of 1,000,000 shares of our common stock for $123.75 per share from an affiliate of The Duchossois Group, Inc that closed on January 2, 2024.
The Company’s total shareholder return was 28% for 2023 compared to 26.5% for the Russell 1000 and 26.3% for the S&P 500. The Company’s five-year total shareholder return for 2023 was 237% compared to 106% for the Russell 1000 and 107% for the S&P 500. The preceding shareholder return calculations assume dividends are reinvested.
We delivered strong financial results in 2023 and remain committed to driving long-term sustainable growth. Our company generates strong cash flow and our balance sheet is solid and able to support our organic growth and strategic acquisitions that we believe will create long-term value for our shareholders.
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
•We also continued our diversity, equity, and inclusion initiatives (DE&I) including the roll-out of our mission, vision, culture statement, and core values company-wide.
Our Operations
We manage our operations through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming.
Refer to Part I, Item 1. Business, of this Annual Report on Form 10-K for more information on our segments and a description of our competition and government regulations and potential legislative changes that affect our business.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,		Change
(in millions)	2023	2022
Net revenue	$2,461.7	$1,809.8	$651.9
Operating income	564.0	321.8	242.2
Operating income margin	22.9%	17.8%
Net income	$417.3	$439.4	$(22.1)
Adjusted EBITDA	1,023.9	763.6	260.3
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
•Net revenue increased $651.9 million driven by a $432.7 million increase in Live and Historical Racing revenue primarily attributable to the Virginia properties acquired in the P2E Transaction, the opening of Turfway Park in Northern Kentucky in September 2022, a record-breaking Derby Week at Churchill Downs Racetrack, the properties acquired in the Ellis Park and Chasers Transactions, and continued growth at our other Kentucky properties, a $212.7 million increase in Gaming revenue primarily due to our New York and Iowa properties acquired in the P2E Transaction, and an $8.5 million increase in TwinSpires revenue primarily attributable to the Exacta Transaction, partially offset by a $2.0 million decrease in All Other revenue.
•Operating income increased $242.2 million due to a $171.4 million increase in Live and Historical Racing income primarily attributable to the Virginia properties acquired in the P2E Transaction, the opening of Turfway Park in Northern Kentucky in September 2022, the properties acquired in the Ellis Park and Chasers Transactions, and continued growth at our other Kentucky properties, a $50.6 million increase in Gaming income primarily from the New York and Iowa properties acquired in the P2E Transaction, a $13.9 million increase in TwinSpires income primarily due to the exit of the direct online Sports and Casino business in the first quarter of 2022 and an increase attributable to the Exacta Transaction, a $37.3 million decrease in transaction costs, and a $13.7 million decrease in non-cash impairment costs. These increases were partially offset by a $38.1 million increase in selling, general and administrative expenses primarily due to the P2E Transaction, and a $6.6 million decrease in All Other operating income primarily related to Arlington exit costs.
•Net income from decreased $22.1 million. The following items impacted comparability of the Company's net income for the year ended December 31, 2023 compared to the prior year: a $112.4 million decrease in after-tax gains on property sales and a $9.2 million after-tax benefit related to our equity portion of the non-cash change in the fair value of Rivers Des Plaines' interest rate swap that did not recur in 2023. Offsetting these decreases to net income were a $16.6 million after-tax decrease in transaction, pre-opening and other expenses, a $10.1 million after-tax decrease in non-cash asset impairments, and a $3.1 million decrease of other charges. Excluding these items, net income increased $69.7 million due to a $197.1 million after-tax increase primarily driven by the results of our operations, partially offset by a $127.4 million after-tax increase in interest expense associated with higher outstanding debt balances.
•Adjusted EBITDA increased $260.3 million driven by a $187.9 million increase in Live and Historical Racing Adjusted EBITDA primarily attributable to the Virginia properties acquired in the P2E Transaction, a record-breaking Derby Week at Churchill Downs Racetrack, and continued growth at our other Kentucky properties, a $66.7 million increase in Gaming Adjusted EBITDA primarily from the New York and Iowa properties acquired in the P2E Transaction, and an $18.0 million increase in TwinSpires Adjusted EBITDA primarily due to the exit of the direct online Sports and Casino business and an increase attributable to the Exacta Transaction, partially offset by a $12.3 million increase in corporate general administrative expenses.

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenues:

	Years Ended December 31,		Change
(in millions)	2023	2022
Live and Historical Racing	$1,084.6	$646.4	$438.2
TwinSpires	458.4	441.6	16.8
Gaming	974.6	761.8	212.8
All Other	0.9	3.3	(2.4)
Eliminations	(56.8)	(43.3)	(13.5)
Net Revenue	$2,461.7	$1,809.8	$651.9
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
•Live and Historical Racing revenue increased $438.2 million driven by a $313.9 million increase attributable to the Virginia properties acquired in the P2E Transaction, a $41.2 million increase in Northern Kentucky primarily due to the opening of Turfway Park in September 2022, a $36.4 million increase attributable to properties acquired in the Ellis Park and Chasers Transactions, a $20.7 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, a $19.2 million increase from our Derby City Gaming property and the opening of Derby City Gaming Downtown in December 2023 in Louisville, Kentucky, and a $16.5 million increase from our Oak Grove property in Southwestern Kentucky. These increases were partially offset by a $9.7 million decrease for non-Derby Week racing operations primarily due to the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park.
•TwinSpires revenue increased $16.8 million driven by a $19.1 million increase attributable to the Exacta Transaction, a $5.3 million increase primarily from the B2B expansion strategy associated with United Tote totalisator fees, a $1.9 million increase from our retail sports betting business, and a $1.8 million increase in all other Horse Racing revenue primarily driven by increased handle from our higher-wagering volume customer base, partially offset by lower retail Horse Racing handle due to industry race day cancellations and the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in 2023 and an $11.3 million reduction primarily due to the exit of the direct online Sports and Casino business in the first quarter of 2022.
•Gaming revenue increased $212.8 million driven by a $230.0 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction, partially offset by a $16.9 million decrease in Pennsylvania primarily due to our decision not to renew the management agreement at Lady Luck and a $0.3 million net decrease from our other gaming properties.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,		Change
(in millions)	2023	2022

Gaming taxes and purses	$613.4	$473.7	$139.7
Content expense	173.0	173.7	(0.7)
Salaries and benefits	285.3	196.0	89.3
Selling, general and administrative expense	202.3	164.2	38.1
Depreciation and amortization	169.0	113.7	55.3
Marketing and advertising expense	83.4	52.9	30.5
Maintenance, insurance and utilities	88.9	61.5	27.4
Property and other taxes	26.4	16.0	10.4
Asset impairments	24.6	38.3	(13.7)
Transaction expense	4.8	42.1	(37.3)
Other operating expense	226.6	155.9	70.7
Total expense	$1,897.7	$1,488.0	$409.7
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Significant items affecting comparability of consolidated operating expense include:
•Taxes and purses, salaries and benefits, selling, general and administrative, marketing and advertising, depreciation and amortization, maintenance, insurance and utilities, property and other taxes, and other operating expenses increased due to the P2E, Ellis Park, Chasers, and Exacta Transactions, as well as the opening of Turfway Park in September of 2022.
•The decrease in asset impairments was driven by reduced non-cash impairment charges in 2023 compared to 2022 primarily at Presque Isle.
•Transaction expenses decreased $37.3 million primarily driven by expenses incurred in 2022 in connection with the P2E Transaction.

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

	Year Ended December 31,		Change
(in millions)	2023	2022
Live and Historical Racing	$475.4	$287.5	$187.9
TwinSpires	132.1	114.1	18.0
Gaming	488.6	421.9	66.7
Total segment Adjusted EBITDA	1,096.1	823.5	272.6
All Other	(72.2)	(59.9)	(12.3)
Total Adjusted EBITDA	$1,023.9	$763.6	$260.3
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
•Live and Historical Racing Adjusted EBITDA increased $187.9 million driven by a $145.0 million increase attributable to the Virginia properties acquired in the P2E Transaction and savings as a result of the Exacta Transaction, a $15.7 million increase due to a record-breaking Derby Week at Churchill Downs Racetrack, a $13.1 million increase from continued growth at Oak Grove in Southwestern Kentucky, an $8.6 million increase in Northern Kentucky primarily due to the opening of Turfway Park in September 2022, a $7.2 million increase due to growth from our Derby City Gaming property and the opening of Derby City Gaming Downtown in December 2023 in Louisville, Kentucky, and a $5.4 million increase attributable to our other Live and Historical Racing properties. These increases were partially offset by a $7.1 million decrease for non-Derby Week racing operations primarily driven by the decision to move a portion of the Churchill Downs Racetrack Spring Meet to Ellis Park in 2023.
•TwinSpires Adjusted EBITDA increased $18.0 million driven by an $11.8 million increase attributable to the Exacta Transaction, an $11.3 million increase primarily from significant cost reductions associated with the exit of the direct online Sports and Casino business in the first quarter of 2022, and a $3.7 million increase primarily from the B2B expansion strategy associated with United Tote totalisator fees. These increases were partially offset by an $8.8 million decrease primarily as a result of lower retail Horse Racing handle as well as higher content-related expenses and higher advance deposit wagering taxes in certain jurisdictions.
•Gaming Adjusted EBITDA increased $66.7 million driven by a $78.9 million increase attributable to the New York and Iowa properties acquired in the P2E Transaction and a $7.1 million increase from our equity investments. These increases were partially offset by a $14.6 million decrease from our other wholly owned Gaming properties primarily driven by Florida, Mississippi, and Pennsylvania, and a $4.7 million decrease attributable to proceeds for business interruption insurance claims related to Hurricane Ida. We received $6.3 million of insurance proceeds in 2022 compared to $1.6 million in 2023.
•All Other Adjusted EBITDA decreased $12.3 million primarily driven by increased corporate compensation expenses.

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Years Ended December 31,		Change
(in millions)	2023	2022
Net income and comprehensive income	$417.3	$439.4	$(22.1)
Additions:
Depreciation and amortization	169.0	113.7	55.3
Interest expense	268.4	147.3	121.1
Income tax provision	144.5	169.4	(24.9)
EBITDA	$999.2	$869.8	$129.4

Adjustments to EBITDA:
Stock-based compensation expense	$32.9	$31.8	$1.1
Legal reserves	(1.2)	3.8	(5.0)
Pre-opening expense	18.6	13.2	5.4
Arlington exit costs	9.4	5.7	3.7
Other expense, net	7.0	1.7	5.3
Transaction expense, net	4.8	42.1	(37.3)
Asset impairments	24.6	38.3	(13.7)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	40.2	42.8	(2.6)
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(12.6)	12.6
Rivers Des Plaines' legal reserves and transactions costs	—	0.6	(0.6)
Other charges and recoveries, net	2.4	1.0	1.4
Gain on the sale of assets	(114.0)	(274.6)	160.6
Total adjustments to EBITDA	24.7	(106.2)	130.9
Adjusted EBITDA	$1,023.9	$763.6	$260.3

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
(in billions)	2023	2022
Total assets	$7.0	$6.2	$0.8
Total liabilities	6.1	5.6	0.5
Total shareholders’ equity	0.9	0.6	0.3
•Total assets increased $0.8 billion driven by increased capital expenditures and assets acquired in the Exacta Transaction, partially offset by the sale of our Arlington property and the Presque Isle impairment in 2023.
•Total liabilities increased $0.5 billion driven by increased notes payable, accrued capital expenditures, and increased deferred revenue primarily due to increased advanced ticket sales related to the 150th Kentucky Derby, partially offset by a net pay down of long-term debt.
•Total shareholders’ equity increased $0.3 billion driven by increased net income and stock-based compensation, partially offset by share repurchases.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources have been and will continue to be cash flow from operations, borrowings under our credit facility, and proceeds from the issuance of debt securities. Our ongoing liquidity will depend on several factors, including available cash resources, cash flow from operations, acquisitions, or equity investments, funding of construction for development projects, and our compliance with our covenants under our credit facility.
The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,		Change
(in billions)	2023	2022
Cash Flows from:
Operating activities	$0.6	$0.5	$0.1
Investing activities	(0.7)	(3.1)	2.4
Financing activities	0.1	2.4	(2.3)
Operating Cash Flow
Cash flows provided by operating activities increased $0.1 billion driven by increased operating income and increased deferred revenue from advanced ticket sales and sponsorships related to the 150th Kentucky Derby. These increases were partially offset by an increase in net interest paid and net income taxes paid. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
Investing Cash Flow
Cash used in investing activities decreased $2.4 billion driven by the P2E Transaction in 2022, partially offset by increased capital project expenditures in 2023 primarily at Churchill Downs Racetrack, Terre Haute Casino Resort, and The Rose Gaming Resort in Dumfries, Virginia, and decreased proceeds from the sale of assets.
Financing Cash Flow
Cash provided by financing activities decreased $2.3 billion primarily driven by a $2.4 billion decrease in net borrowings from long-term debt and notes payable and a $119.0 million decrease in common stock repurchases.
Capital Expenditures
Included in cash flows from investing activities are capital maintenance expenditures, and capital project expenditures. Capital maintenance expenditures relate to the replacement of existing fixed assets with a useful life greater than one year that are obsolete, exhausted, or no longer cost effective to repair. Capital project expenditures represent fixed asset additions related to land or building improvements to new or existing assets or purchases of new (non-replacement) equipment or software related to specific projects deemed necessary expenditures.
We have spent $599.5 million in 2023 on project capital investments including: Churchill Downs Racetrack Paddock Project, Derby City Gaming Downtown, Owensboro Racing & Gaming in Eastern Daviess County, Kentucky, the Terre Haute Casino Resort in Vigo County, Indiana, a New Hampshire HRM Facility, and The Rose Gaming Resort in Dumfries. We currently expect our project capital to be approximately $450.0 to $550.0 million in 2024, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $214.9 million of repurchase authority remaining under this program on December 31, 2023.
On December 18, 2023, the Company entered into an agreement (the “2023 Stock Repurchase Agreement”) with an affiliate of The Duchossois Group ("TDG") to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share representing a discount of 4.03% to the closing price on December 15, 2023 of $128.95 for an aggregate purchase price of $123.8 million. The repurchase of the shares of Company's common stock pursuant to the 2023 Stock Repurchase Agreement closed on January 2, 2024, and contains customary representations, warranties, and covenants of the parties. The repurchase of shares of common stock from TDG pursuant to the 2023 Stock Repurchase Agreement was approved by the Company's Board of Directors separately from and did not reduce the authorized amount remaining under the existing common stock repurchase program. The repurchase of the shares was funded using available cash and borrowings under the Company’s senior secured credit facility.
Dividends
On October 24, 2023, the Company's Board of Directors approved an annual cash dividend on our common stock of $0.382 per outstanding share, which represented a 7% increase over the prior year on a split adjusted basis. The dividend was payable on January 5, 2024 to shareholders of record as of the close of business on December 1, 2023. The 7% increase marked the thirteenth consecutive year that the Company has increased the dividend per share. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements, and general business conditions at the time such payment is considered.
Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		Change
(in millions)	2023	2022
Term Loan B due 2024	$—	$380.0	$(380.0)
Term Loan B-1 due 2028	291.8	294.7	(2.9)
Term Loan A due 2027	1,235.0	800.0	435.0
Revolver	247.2	664.1	(416.9)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	—	600.0
Total debt	4,874.0	4,638.8	235.2
Current maturities of long-term debt	(68.0)	(47.0)	(21.0)
Total debt, net of current maturities	4,806.0	4,591.8	214.2
Issuance cost and fees	(37.7)	(33.1)	(4.6)
Total debt	$4,768.3	$4,558.7	$209.6
Credit Agreement
At December 31, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023 are described below.
On April 13, 2022, the Company amended the Credit Agreement to extend the maturity date of its existing Revolver to April 13, 2027, to increase the commitments under the existing Revolver from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The amendment also provided for a senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions in the accompanying Consolidated Financial Statements for more information regarding the P2E Transaction. The Company capitalized $3.5 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.
On February 24, 2023, we amended our Credit Agreement to increase the loans under the Term Loan A due 2027 from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses, and for general corporate purposes. The Company capitalized $2.6 million of debt issuance costs associated with the increased Term Loan A which are being amortized as interest expense over the remainder of the 5-year term.
Term Loan B-1 bears interest at Secured Overnight Financing Rate ("SOFR") plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2023, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $947.6 million available borrowing capacity, after consideration of $5.3 million in outstanding letters of credit, under the Revolver as of December 31, 2023.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2023, the Company's commitment fee rate was 0.25%.
The Company completed the transition of its financing from London Interbank Offered Rate to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
The Credit Agreement is collateralized by substantially all the wholly owned assets of the Company. The Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio.

	Actual as of December 31, 2023	Requirement
Interest coverage ratio	4.0 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.1 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2023.
2027 Senior Notes
On March 25, 2019, we completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used the net proceeds from the offering to repay the then-outstanding balance on the Revolver. In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The 2027 Senior Notes will vote as one class under the indenture governing the 2027 Senior Notes.
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

2030 Senior Notes
On April 13, 2022, a wholly owned subsidiary of the Company completed an offering of $1.2 billion in aggregate principal amount of 5.75% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that was exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the 2030 Senior Notes was part of the financing utilized for the P2E Transaction. In connection with the offering, we capitalized $18.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes.
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
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024, and to fund related transaction fees and expenses, working capital and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Consolidated Statements of Comprehensive Income. The Company capitalized $10.5 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
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

Contractual Obligations
Our commitments to make future payments as of December 31, 2023, are estimated as follows:

(in millions)	2024	2025-2026	2027-2028	Thereafter	Total
Dividends	$28.5	$—	$—	$—	$28.5
Revolver	—	—	247.2	—	247.2
Interest on Revolver (1)	17.4	34.8	4.9	—	57.1
Term Loan B-1	3.0	6.0	282.8	—	291.8
Interest on Term Loan B-1 (1)	22.0	43.3	25.8	—	91.1
Term Loan A	65.0	130.0	1,040.0	—	1,235.0
Interest on Term Loan A(1)	85.7	157.1	20.7	—	263.5
2027 Senior Notes	—	—	600.0	—	600.0
2028 Senior Notes	—	—	700.0	—	700.0
2030 Senior Notes	—	—	—	1,200.0	1,200.0
2031 Senior Notes	—	—	—	600.0	600.0
Interest on 2027 Senior Notes	33.0	66.0	16.5	—	115.5
Interest on 2028 Senior Notes	33.3	66.5	49.9	—	149.7
Interest on 2030 Senior Notes	69.0	138.0	138.0	106.0	451.0
Interest on 2031 Senior Notes	40.5	81.0	81.0	101.3	303.8
Operating and Finance Leases	10.3	19.5	14.5	37.0	81.3
All other	1.6	3.1	2.9	6.5	14.1
Total	$409.3	$745.3	$3,224.2	$2,050.8	$6,429.6
(1)    Interest includes the estimated contractual payments under our Credit Facility assuming no change in the weighted average borrowing rate of 7.05%, which was the rate in place as of December 31, 2023.
As of December 31, 2023, we had approximately $4.8 million of unrecognized tax benefits.
Critical Accounting Policies and Estimates
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 2, Significant Accounting Policies to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments, and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Our critical accounting estimates relate to goodwill and certain indefinite-lived intangible assets.
Goodwill and certain intangible assets
Acquisition of certain identifiable intangible assets
In conjunction with the acquisition of a business, the Company records identifiable intangible assets acquired at their respective fair values as of the date of acquisition. Our indefinite-lived intangible assets primarily consist of gaming rights and trademarks. Certain of our gaming rights and trademarks are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the trademarks indefinitely, and our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Our definite-lived intangible assets primarily consist of technology and other assets.
We use various valuation methods to determine initial fair value of our intangible assets, including the Greenfield Method and relief-from-royalty method of the income approach, all of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The use of these valuation methods requires us to make significant estimates and assumptions about future revenue and operating expenses, expected start-up costs, capital expenditures, royalty rate, and the discount rate. The fair values of gaming rights are generally determined using the Greenfield Method, which is an income approach methodology that calculates the present value based on a projected cash flow stream. This method assumes that the gaming rights provides the opportunity to develop a casino or historical racing facility in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs of the acquired business, and the discount rate are the primary assumptions and estimates used in these valuations. The fair values of trademarks are generally determined using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the trademarks. The estimated future revenue, royalty rate, and the discount rate are the primary assumptions and estimates used in these valuations. The fair value of technology assets are generally determined using the relief-from-royalty method of the income approach, which estimates the cost savings that accrue to the owner of the intangibles asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The estimated future revenue, royalty rate, and discount rate are the primary assumptions and estimates used in the valuations. The discount rates used to discount expected future cash flows to present value are generally derived from the weighted average cost of capital analysis and adjusted for the size and/or risk of the asset. Changes in estimates or the application of alternative assumptions could produce significantly different results.
Assessments of goodwill and indefinite-lived intangible assets
We perform our annual review for impairment of goodwill and indefinite-lived intangible assets on April 1st of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not the asset is impaired. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability.
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than the reporting unit's carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If a quantitative impairment test of goodwill is required, we generally determine the fair value under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies. If a quantitative impairment test of our indefinite-lived intangible assets is required, we generally determine the fair value using the Greenfield Method for gaming rights and relief-from-royalty method of the income approach for trademarks. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others. These factors require significant judgments and estimates, and application of alternative assumptions could produce materially different results. Evaluations of possible impairment require us to estimate, among other factors, forecasts of future operating results, revenue growth, operating expense, tax rates, start-up costs, capital expenditures, depreciation, working capital, discount rates, long-term growth rates, risk premiums, royalty rates, terminal values, and fair values of our reporting units and assets. The impairment tests for goodwill and indefinite-lived intangible assets are subject to uncertainties arising from such events as changes in competitive conditions, the current economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions. If any of these factors were to materially change, such change may require a reevaluation of our goodwill and indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions could produce significantly different results.

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On December 31, 2023, we had $1.8 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $12.9 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,

(in millions, except per common share data)	2023	2022	2021
Net revenue:
Live and Historical Racing	$1,047.3	$614.6	$409.1
TwinSpires	444.9	436.4	451.4
Gaming	968.6	755.9	695.4
All Other	0.9	2.9	41.3
Total net revenue	2,461.7	1,809.8	1,597.2
Operating expense:
Live and Historical Racing	662.2	400.9	288.9
TwinSpires	288.2	293.6	345.8
Gaming	700.0	537.9	476.3
All Other	15.6	11.0	40.1
Selling, general and administrative expense	202.3	164.2	138.5
Asset impairments	24.6	38.3	15.3
Transaction expense, net	4.8	42.1	7.9
Total operating expense	1,897.7	1,488.0	1,312.8
Operating income	564.0	321.8	284.4
Other (expense) income:
Interest expense, net	(268.4)	(147.3)	(84.7)
Equity in income of unconsolidated affiliates	146.3	152.7	143.2
Gain on the sale of assets	114.0	274.6	—
Miscellaneous, net	5.9	7.0	0.7
Total other (expense) income	(2.2)	287.0	59.2
Income before provision for income taxes	561.8	608.8	343.6
Income tax provision	(144.5)	(169.4)	(94.5)
Net income	$417.3	$439.4	$249.1

Net income per common share data:
Basic net income	$5.55	$5.79	$3.22

Diluted net income	$5.49	$5.71	$3.18

Weighted average shares outstanding:
Basic	75.2	75.9	77.2
Diluted	76.1	77.0	78.4

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$144.5	$129.8
Restricted cash	77.3	74.9
Accounts receivable, net	106.9	81.5
Income taxes receivable	12.6	14.0
Other current assets	59.5	44.3
Total current assets	400.8	344.5
Property and equipment, net	2,561.2	1,978.3
Investment in and advances to unconsolidated affiliates	655.9	659.4
Goodwill	899.9	723.8
Other intangible assets, net	2,418.4	2,391.8
Other assets	19.3	27.0
Long-term assets held for sale	—	82.0
Total assets	$6,955.5	$6,206.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$158.5	$145.5
Accrued expenses and other current liabilities	426.8	363.1
Current deferred revenue	73.2	39.0
Current maturities of long-term debt	68.0	47.0
Dividends payable	29.3	27.0
Total current liabilities	755.8	621.6
Long-term debt (net of current maturities and loan origination fees of $8.9 in 2023 and $10.2 in 2022)	1,697.1	2,081.6
Notes payable (net of debt issuance costs of $28.8 in 2023 and $22.9 in 2022)	3,071.2	2,477.1
Non-current deferred revenue	11.8	11.8
Deferred income taxes	388.2	340.8
Other liabilities	137.8	122.4
Total liabilities	6,061.9	5,655.3
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 300.0 shares authorized; 74.5 shares issued and outstanding December 31, 2023 and 74.8 shares at December 31, 2022	—	—
Retained earnings	894.5	552.4
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	893.6	551.5
Total liabilities and shareholders' equity	$6,955.5	$6,206.8
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2023, 2022 and 2021

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2020	79.0	$18.2	$349.8	$(0.9)	$367.1
Net income			249.1		249.1
Issuance of common stock	0.4	2.5			2.5
Repurchase of common stock	(3.0)	(48.5)	(249.0)		(297.5)
Taxes paid related to net share settlement of stock awards	(0.2)		(16.1)		(16.1)
Stock-based compensation		27.8			27.8
Cash dividends ($0.334 per share)			(26.1)		(26.1)
Balance, December 31, 2021	76.2	—	307.7	(0.9)	306.8
Net income			439.4		439.4
Issuance of common stock	0.6	2.7			2.7
Repurchase of common stock	(1.8)	(34.5)	(141.0)		(175.5)
Taxes paid related to net share settlement of stock awards	(0.2)		(26.9)		(26.9)
Stock-based compensation		31.8			31.8
Cash dividends ($0.357 per share)			(26.8)		(26.8)
Balance, December 31, 2022	74.8	—	552.4	(0.9)	551.5
Net income			417.3		417.3
Issuance of common stock	0.3	3.1			3.1
Repurchase of common stock	(0.5)	(36.0)	(19.3)		(55.3)
Taxes paid related to net share settlement of stock awards	(0.1)		(26.5)		(26.5)
Stock-based compensation		32.9			32.9
Cash dividends ($0.382 per share)			(28.5)		(28.5)
Other			(0.9)		(0.9)
Balance, December 31, 2023	74.5	$—	$894.5	$(0.9)	$893.6
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31,

(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$417.3	$439.4	$249.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.0	113.7	103.2
Equity in income of unconsolidated affiliates	(146.3)	(152.7)	(143.2)
Distributions from unconsolidated affiliates	155.1	156.9	109.4
Stock-based compensation	32.9	31.8	27.8
Deferred income taxes	47.4	108.7	9.8
Asset impairments	24.6	38.3	15.3
Amortization of operating lease assets	6.2	5.3	5.3
Gain on sale of assets	(114.0)	(274.6)	—
Other	5.4	7.4	5.3
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Income taxes	(1.1)	28.2	12.9
Deferred revenue	34.2	(12.7)	10.7
Other assets and liabilities	(25.4)	21.1	53.9
Net cash provided by operating activities	605.3	510.8	459.5
Cash flows from investing activities:
Capital maintenance expenditures	(77.7)	(50.2)	(39.5)
Capital project expenditures	(598.8)	(373.3)	(52.3)
Acquisition of businesses, net of cash acquired	(241.3)	(2,918.5)	—
Acquisition of gaming rights, net of cash acquired	—	(33.3)	—
Proceeds from sale of assets	195.7	279.0	—
Other	4.1	(7.4)	(8.6)
Net cash used in investing activities	(718.0)	(3,103.7)	(100.4)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,771.1	2,862.4	780.8
Repayments of borrowings under long-term debt obligations	(1,536.0)	(205.4)	(430.9)
Payment of dividends	(27.1)	(26.0)	(24.8)
Repurchase of common stock	(55.9)	(174.9)	(297.5)
Taxes paid related to net share settlement of stock awards	(25.5)	(28.4)	(12.9)
Proceeds from pending equity transaction	14.4	—	—
Debt issuance costs	(13.0)	(27.3)	(6.9)
Change in bank overdraft	2.0	13.3	(10.5)
Other	(0.7)	2.3	2.2
Net cash provided by (used in) financing activities	129.3	2,416.0	(0.5)
Cash flows from discontinued operations:
Operating cash flows of discontinued operations	0.5	26.0	(124.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	17.1	(150.9)	234.6
Cash, cash equivalents and restricted cash, beginning of year	204.7	355.6	121.0
Cash, cash equivalents and restricted cash, end of year	$221.8	$204.7	$355.6

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$283.6	$133.6	$77.5
Cash paid for income taxes	99.1	68.6	72.4
Cash received from income tax refunds	0.9	61.6	—

Schedule of non-cash investing and financing activities:
Dividends payable	$29.3	$27.0	$27.0
Deferred payment on gaming rights incurred during the period	—	50.6	—
Deferred payments for acquisition of business included in other liabilities	4.9	—	—
Property and equipment additions included in accounts payable and accrued expense and other current liabilities	95.1	51.3	18.7
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for nearly 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the TwinSpires horse racing online wagering business, expanded pari-mutuel content and technology services to B2C platforms, and the operation and development of regional casino gaming properties.
We own and operate 14 live and historical racing entertainment venues in three states, one of the largest online horse racing wagering platforms in the U.S., nine wholly owned casino gaming properties in eight states and 13 retail sports books. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
In the first quarter of 2022, we updated our operating segments to reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources. During the first quarter of 2022, our chief operating decision maker decided to include the results of our United Tote business in the TwinSpires segment as we integrate the United Tote offering with TwinSpires Horse Racing. For additional information, refer to Note 21, Segment Information.
Acquisition of Exacta Systems
On August 22, 2023, the Company completed its previously announced acquisition of Exacta Systems, LLC ("Exacta"). Refer to Note 3, Acquisitions for further information on the transaction.
Stock Split
Effective May 22, 2023, the Company's common stock was split two-for-one (the "Stock Split") with a proportionate increase in the number of its authorized shares of common stock. All share and per-share amounts have been retroactively adjusted to reflect the effects of the Stock Split. Refer to Note 10, Shareholders' Equity for further information on the Stock Split.
Presque Isle Impairment
During the second quarter of 2023, we evaluated economic conditions subsequent to the date of our annual impairment assessment on April 1, 2023, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle Downs and Casino ("Presque Isle"). As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter. Based on the 2023 trigger event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the economic environment at that time. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark. Refer to Note 8, Asset Impairments for further information on the impairment.
Arlington Sale
On February 15, 2023, we closed on the sale of the Arlington International Racecourse property ("Arlington") located in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. Refer to Note 4, Dispositions for further information on the transaction.
Acquisition of Peninsula Pacific Entertainment
On November 1, 2022, the Company completed the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC ("P2E") with a base purchase price of $2.75 billion ("P2E Transaction") subject to working capital and other purchase price adjustments. The P2E assets acquired included Colonial Downs Racetrack ("Colonial Downs") and six Historical Racing Machine ("HRM") entertainment venues in Virginia, del Lago Resort & Casino in New York ("del Lago"), and Hard Rock Hotel & Casino in Iowa ("Hard Rock Sioux City"), as well as the HRM development rights for Emporia, Virginia, and Dumfries, Virginia, and up to five additional HRM entertainment venues in Virginia. Refer to Note 3, Acquisitions, for further information on the transaction.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Refer to Note 3, Acquisitions, for further information on the transactions.
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
Use of Estimates
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates, judgments, and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than the reporting unit's carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If a quantitative impairment test of goodwill is required, we generally determine the fair value under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies. If a quantitative impairment test of our indefinite-lived intangible assets is required, we generally determine the fair value using the Greenfield Method for gaming rights and relief-from-royalty method of the income approach for trademarks. The Greenfield Method is an income approach methodology that calculates the present value based on a projected cash flow stream. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment require us to estimate, among other factors, forecasts of future operating results, revenue growth, operating expense, tax rates, start-up costs, capital expenditures, depreciation, working capital, discount rates, long-term growth rates, risk premiums, royalty rates, terminal values and fair market values of our reporting units and assets. The estimated future revenue, operating expenses, start-up costs, and discount rate are the primary inputs to the Greenfield Method. Changes in estimates or the application of alternative assumptions could produce significantly different results.
We perform our annual review for impairment of goodwill and indefinite-lived intangible assets on April 1st of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not the relevant asset is impaired. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics.
Our gaming rights and certain trademarks are considered indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use certain trademarks indefinitely and our historical

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
experience in renewing these intangible assets at minimal cost with various state gaming commissions. The indefinite lived-intangible assets carrying value are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to the associated carrying amount. If the carrying amount of the gaming rights and trademark intangible assets exceed fair value, an impairment loss is recognized.
Other definite-lived intangible assets, consisting primarily of customer relationships and technology assets, are amortized over periods from seven to 15 years. Amortization expense related to the definite-lived intangible assets is provided on a straight-line basis, as it approximates the economic benefit over the estimated useful lives of the assets. With respect to definite-lived intangible assets, we periodically evaluate whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of such assets. If such events or circumstances indicate that the carrying amount of these assets may not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows were less than the carrying amount of the assets, we would recognize an impairment charge to reduce such assets to their fair value.
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
Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, two to 10 years for equipment, two to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.
Our capital maintenance expenditures relate to the replacement of existing fixed assets with a useful life greater than one year that are obsolete, exhausted, or no longer cost effective to repair. Our capital project expenditures represent fixed asset additions related to land or building improvements to new or existing assets or purchases of new (non-replacement) equipment or software related to specific projects deemed necessary expenditures.
Revenue Recognition
We generate revenue from pari-mutuel wagering transactions with customers related to live races, simulcast races, and historical races as well as simulcast host fees earned from other wagering sites. Our racetracks that host live races also generate revenue through sponsorships, admissions (including luxury suites), personal seat licenses ("PSLs"), television rights, concessions, programs, and parking. Concessions, programs, and parking revenue is recognized once the good or service is delivered.
Our live racetracks' revenue and income are influenced by our racing calendar. Similarly, TwinSpires advance deposit wagering ("ADW") and United Tote revenue and income is influenced by racing calendars. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter with the running of the Kentucky Oaks and Kentucky Derby.
For live races we present at our racetracks, we recognize revenue on wagers we accept from customers at our racetrack ("on-track revenue") and revenue we earn from exporting our live racing signals to other racetracks, off-track betting facilities ("OTBs"), and ADW providers ("export revenue"). For simulcast races we display at our racetracks, OTBs, and TwinSpires' platforms, we recognize revenue we earn from providing a wagering service to our customers on these imported live races ("import revenue"). TwinSpires import revenue is generated through ADW which consists of patrons wagering through an advance deposit account. Each wagering contract for on-track revenue, and import revenue contains a single performance obligation and our export revenue contracts contain a series of distinct services that form a single performance obligation. The transaction price for on-track revenue and import revenue is fixed based on the established commission rate we are entitled to retain. The transaction price for export revenue is variable based on the simulcast host fee we charge our customers for exporting our signal. We may provide cash incentives in conjunction with wagering transactions we accept from TwinSpires' customers. These cash incentives represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction. Our export revenue contracts generally have a duration of one year or less. These arrangements are licenses of intellectual property containing a usage-based royalty. As a result, we have elected to use the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
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
For export revenue, our customer is the third-party wagering site such as a racetrack, OTB, or ADW provider. Therefore, the revenue we recognize for export revenue is the simulcast host fee we earn for exporting our racing signal to the third-party wagering site.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Adjustments to deferred taxes are determined based upon the changes in differences between the book basis and tax basis of our assets and liabilities and measured using enacted tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates, or the estimated level of taxable income or non-deductible expense could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.
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
Restricted Cash and Account Wagering Deposit Liabilities
Restricted cash includes deposits collected from our TwinSpires' customers. Other amounts included in restricted cash represent amounts due to horsemen for purses, stakes, and awards that are paid in accordance with the terms of our contractual agreements or statutory requirements, and other escrow deposits.
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
Internal Use Software
Internal use software costs for our TwinSpires' segment are capitalized in property and equipment, net in the accompanying Consolidated Balance Sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over the software's estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $13.2 million in 2023, $11.2 million in 2022, and $10.7 million in 2021. We incurred amortization expense of approximately $11.2 million in 2023, $10.7 million in 2022, and $10.3 million in 2021, for projects which had been placed in service.
Fair Value of Assets and Liabilities
We adhere to a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following three categories: Level 1: Unadjusted

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Investments in and Advances to Unconsolidated Affiliates
We have investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' income and losses, amortization of certain basis differences as well as capital contributions to and distributions from these companies. We use the cumulative earnings approach to present distributions received from equity method investees. Distributions in excess of equity method income are recognized as a return of investment and recorded as investing cash inflows in the accompanying Consolidated Statements of Cash Flows. We classify income and losses as well as gains and impairments related to our investments in unconsolidated affiliates as a component of other (expense) income in the accompanying Consolidated Statements of Comprehensive Income.
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
Debt Issuance Costs and Loan Origination Fees
Debt issuance costs and loan origination fees associated with our term debt, Revolver (as defined in Note 12, Debt), and notes payable are amortized as interest expense over the term of each respective financial instrument. Debt issuance costs and loan origination fees associated with our term debt and notes payable are presented as a direct deduction from the carrying amount of the related liability. Debt issuance costs and loan origination fees associated with our Revolver are presented as an asset.
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the federal, state, and local jurisdictions in which we conduct business. All our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Live and Historical Racing, TwinSpires, Gaming, and All Other

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
operating expenses in our Consolidated Statements of Comprehensive Income. In certain jurisdictions governing our pari-mutuel contracts with customers, there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.
Purse Expense
We recognize purse expense based on the statutorily or contractually determined amount that is required to be paid out in the form of purses to the qualifying finishers of horse races run at our racetracks in the period in which wagering occurs. We incur a liability for all unpaid purses that will be paid out on a future live race event.
Self-insurance Accruals
We are self-insured up to certain limits for costs associated with general liability, workers’ compensation, and certain employee health coverage costs, and we purchase insurance for claims that exceed our self-insurance retention or deductible levels. We record self-insurance reserves that include accruals of estimated settlements for known claims ("Case Reserves"), as well as accruals of third-party actuarial estimates for claims incurred but not yet reported ("IBNR"). Case Reserves represent estimated liabilities for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including allocated loss adjustment expense, which generally include claims settlement costs such as legal fees. IBNR includes the provision for unreported claims, changes in case reserves, and future payments on reopened claims.
Key variables and assumptions include, but are not limited to, loss development factors and trend factors such as changes in workers' compensation laws, medical care costs, and wages. These loss development factors and trend factors are developed using our actual historical losses. It is possible that reasonable alternative selections would produce different reserve estimates.
Advertising and Marketing
We expense the costs of general advertising, marketing, and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $83.4 million in 2023, $52.9 million in 2022, and $74.5 million in 2021 in our accompanying Consolidated Statements of Comprehensive Income.
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
Insurance Recoveries
The Company maintains insurance policies that provide coverage for property damages and business interruption. Losses due to physical damages are recognized during the accounting period in which the loss occurs, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as operating expenses on the accompanying Consolidated Statements of Comprehensive Income. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements -effective in 2023 or thereafter
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and to simplify the accounting for transitioning from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance. In December 2022, the FASB deferred the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. During the second quarter of 2023, the Company completed the transition of its financing from LIBOR to the Secured Overnight Financing Rate ("SOFR"). These transition activities did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements - effective in 2024 or thereafter
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. The amendments should be applied prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
3. ACQUISITIONS
Exacta Systems
On August 22, 2023, the Company completed its acquisition of Exacta for preliminary purchase consideration of $248.2 million, net of cash acquired, consisting of a $241.3 million cash payment and $6.9 million of deferred payments, which is payable over two years (the "Exacta Transaction"). The preliminary purchase consideration is subject to working capital and other purchase price adjustments. Exacta is a leading provider of central determinate system technology in HRMs across the country. The Exacta Transaction is expected to enable the Company to realize significant and immediate synergies related to the Company’s Virginia operations. The Company also expects to realize additional operational improvements over time through the diversification of games available at its HRM facilities. Exacta will operate within the Company’s TwinSpires segment and will continue to service its growing portfolio of third-party HRM operators in Kentucky, Wyoming, and New Hampshire.
The Company recorded the fair values of the assets of the Exacta Transaction as of August 22, 2023 based upon preliminary valuations. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The areas of the preliminary valuations that are not yet finalized relate to the amounts for adjustments to working capital, final value of intangible assets, final amount of residual goodwill, and final allocation of goodwill between segments. The residual goodwill will be allocated between the TwinSpires and the Live and Historical Racing segments based upon the projected future benefits to be realized as a result of the Exacta Transaction. The Company expects to continue to obtain information to assist in determining fair values of net assets acquired at the acquisition date during the measurement period.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed, net of cash acquired of $1.8 million, as of August 22, 2023:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in millions)	Total
Accounts receivable	$9.0
Other current assets	3.0
Property and equipment	9.0
Goodwill	177.1
Other intangible assets	54.3
Other assets	0.9
Total assets acquired	$253.3

Accounts payable	2.7
Accrued expenses and other current liabilities	1.8
Other liabilities assumed	0.6
Total liabilities assumed	$5.1
Net assets acquired (net of cash)	$248.2
The fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Estimated Useful Life
Technology asset	$23.9	7.0 years
Customer relationships	21.3	15.0 years
Trademark	8.7	10.0 years
Other	0.4	5.0 years
Total intangible assets	$54.3
Goodwill of $177.1 million related to the Exacta Transaction was recognized, of which $95.9 million was preliminarily allocated to the Live and Historical Racing segment and $81.2 million was preliminarily allocated to the TwinSpires segment. The goodwill related to the Exacta Transaction is deductible for tax purposes.
P2E Transaction
On November 1, 2022, the Company completed the acquisition of substantially all the assets of P2E for a purchase consideration of $2,835.9 million, net of cash acquired. The P2E assets acquired included Colonial Downs and six HRM entertainment venues in Virginia, del Lago in New York, and Hard Rock Sioux City in Iowa, as well as the development rights for Dumfries and Emporia HRM facilities in Virginia, and up to five additional HRM entertainment venues in Virginia.
The following table summarizes the fair value of the assets acquired and liabilities assumed, net of cash acquired of $126.4 million, as of November 1, 2022:

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
For the period November 1, 2022 through December 31, 2022, the operations of the properties acquired as part of the P2E Transaction, including the associated retail sports books, generated net revenue of $109.7 million and net income of $42.9 million.
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
Ellis Park
On September 26, 2022, the Company completed the Ellis Park Transaction for total consideration of $79.0 million in cash, plus $3.5 million in working capital and other purchase price adjustments. The fair values of the assets acquired and liabilities assumed, net of cash acquired of $1.4 million, are as follows: property and equipment of $19.3 million, indefinite-lived gaming rights of $47.4 million, indefinite-lived trademark of $3.6 million, goodwill of $9.2 million, and net working capital of $1.6 million.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Arlington
On February 15, 2023, we closed on the sale of the Arlington property in Arlington Heights, Illinois, to the Chicago Bears for $197.2 million. We received net proceeds of $195.7 million for the 326-acres and recognized a gain of $114.0 million on the sale, which is included in other (expense) income in the accompanying Consolidated Statements of Comprehensive Income. Certain assets of Arlington totaling $82.0 million were classified held for sale as of December 31, 2022 on the accompanying Consolidated Balance Sheets. Arlington’s operations and assets are included in All Other in our consolidated results.
The Company executed a forward like-kind exchange transaction by purchasing certain property as part of the P2E Transaction for $197.2 million, which qualified as an Internal Revenue Code §1031 transaction. An exchange accommodation titleholder ("EAT"), a type of variable interest entity, was used to facilitate this reverse like-kind exchange. The Company determined that it is the primary beneficiary of the EAT, thus the property held by the EAT has been consolidated and recorded in property and equipment, net on the Consolidated Balance Sheets.
As of December 31, 2023, the Company has a $27.8 million deferred tax liability related to the Arlington sale on the Consolidated Balance Sheets.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Calder Land Sale
On June 17, 2022, the Company closed on the sale of 115.7 acres of land near Calder Casino ("Calder") for $291.0 million or approximately $2.5 million per acre to Link Logistics Real Estate, a Blackstone portfolio company. The Company received cash proceeds of $279.0 million which was net of $12.0 million of transaction costs. We recognized a gain of $274.6 million on the sale of the land, which is included in other (expense) income in the accompanying Consolidated Statements of Comprehensive Income. The gain consisted of cash proceeds of $279.0 million offset by the carrying value of the assets sold of $4.4 million.
The proceeds were held by a qualifying intermediary in an interest-bearing account until they were utilized to purchase property as part of the P2E Transaction and to invest in other replacement properties that qualify as Internal Revenue Code §1031 transactions to defer the federal income tax on the gain on the Calder land sale. The Company completed one reverse like-kind exchange in June 2022 involving our $9.9 million investment in real property for the Derby City Gaming Downtown facility in Louisville, Kentucky, and one reverse like-kind exchange in December 2022 involving our $24.9 million investment in real property for the Terre Haute Casino Resort in Vigo County, Indiana ("Terre Haute"). The remaining proceeds were used to execute a forward like-kind exchange with the P2E Transaction to purchase real property associated with del Lago in November 2022.
As of December 31, 2023, the Company has a $76.0 million deferred tax liability related to the Calder land sale on the Consolidated Balance Sheets.
Discontinued Operations
On January 9, 2018, the Company completed the sale of its mobile gaming subsidiary, Big Fish Games, Inc. ("Big Fish Games"). The Big Fish Games business met the criteria for discontinued operation presentation. On May 22, 2020, we entered into an agreement in principle to settle Cheryl Kater v. Churchill Downs Incorporated and Manasa Thimmegowda v. Big Fish Games, Inc. The $124.0 million settlement was paid on March 25, 2021. During 2023 and 2022, the Company received tax refunds of $0.5 million and $26.0 million, respectively related to the capital loss associated with this settlement.
5. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	December 31,
(in millions)	2023	2022
Grandstands and buildings	$1,460.6	$1,217.8
Equipment	685.2	574.5
Tracks and other improvements	369.2	304.3
Land	162.9	161.2
Furniture and fixtures	180.4	172.0
Construction in progress	668.5	353.7
	3,526.8	2,783.5
Accumulated depreciation	(988.4)	(837.1)
Subtotal	2,538.4	1,946.4
Operating lease right-of-use assets	22.8	31.9
Total	$2,561.2	$1,978.3
Depreciation expense was $161.8 million in 2023, $109.0 million in 2022 and $98.4 million in 2021 and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
6. GOODWILL
Goodwill, by segment, is comprised of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balance, December 31, 2021	$52.4	$152.2	$161.2	$1.0	$366.8
Additions	227.9	—	129.1	—	357.0
Balance, December 31, 2022	280.3	152.2	290.3	1.0	723.8
Additions	95.9	81.2	—	—	177.1
Adjustments	—	—	—	(1.0)	(1.0)
Balance, December 31, 2023	$376.2	$233.4	$290.3	$—	$899.9

In 2022, we established goodwill of $9.2 million related to the Ellis Park Transaction and $347.8 million related to the P2E Transaction. The goodwill established as part of the P2E Transaction was assigned to the Gaming segment in the amount of $129.1 million and to the Live and Historical Racing segment in the amount of $218.7 million.
In 2023, we established goodwill of $177.1 million related to the Exacta Transaction. The goodwill was assigned to the Live and Historical Racing segment in the amount of $95.9 million and to the TwinSpires segment in the amount of $81.2 million.
Refer to Note 3, Acquisitions for more information on these transactions.
We performed our annual goodwill impairment analysis as of April 1, 2023. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. Based on the results of these analyses, no goodwill impairments were identified in connection with our annual impairment testing.
7. OTHER INTANGIBLE ASSETS
Other intangible assets, net is comprised of the following:

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11.0	$(10.7)	$0.3	$11.0	$(10.1)	$0.9
Other	29.7	(6.6)	23.1	10.2	(5.5)	4.7
Customer relationships	26.0	(3.9)	22.1	4.7	(3.3)	1.4
Technology asset	23.9	(2.0)	21.9	—	—	—
Gaming licenses	6.9	(3.2)	3.7	5.1	(2.5)	2.6
	$97.5	$(26.4)	$71.1	$31.0	$(21.4)	$9.6
Indefinite-lived intangible assets:
Trademarks			121.5			125.7
Gaming rights			2,225.8			2,256.5
Total			$2,418.4			$2,391.8
During 2022, we established indefinite-lived intangibles assets of $5.0 million for gaming rights associated with the planned development of Terre Haute. We also established indefinite-lived intangible assets of $82.2 million for the gaming rights related to the Chasers Transaction, as well as, $47.4 million for gaming rights and $3.6 million for trademarks related to the Ellis Park Transaction. We also established indefinite-lived intangible assets of $1.9 billion for the gaming rights and $75.9 million for the trademarks related to the P2E Transaction.
During 2023, we established definite-lived intangible assets of $54.3 million for the technology asset, customer relationships, trademark, and other intangibles related to the Exacta Transaction.
Refer to Note 3, Acquisitions for further information on these transactions.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Amortization expense for definite-lived intangible assets was $7.2 million in 2023, $4.7 million in 2022, and $4.8 million in 2021, and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income.
Indefinite-lived intangible assets consist primarily of trademarks and state gaming rights in Indiana, Maine, Maryland, Mississippi, Louisiana, Kentucky, New Hampshire, New York, Iowa, and Virginia.
Refer to Note 8, Asset Impairments for information regarding intangible asset impairments recognized during 2022 and 2023.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2023, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded their carrying value other than impairments described in Note 8, Asset Impairments.
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2024	$8.9
2025	8.1
2026	7.7
2027	7.4
2028	7.3
8. ASSET IMPAIRMENTS
Presque Isle Impairment
During the quarter ended December 31, 2022, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill due to the impact and uncertainty of negative economic trends ("2022 Trigger Event"). Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of April 1, 2022, changes in carrying values, changes in discount rates, and the impact of negative economic trends on cash flows.
Based on the 2022 Trigger Event, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the projected cash flow stream. As a result, the Company recognized a $33.4 million non-cash impairment charge in the fourth quarter of 2022 for the Presque Isle gaming rights and trademark, which are included in the Gaming segment.
We performed our annual goodwill and indefinite-lived intangible assets impairment analysis for Presque Isle as of April 1, 2023. Based on the results of this analysis, no impairments for Presque Isle were identified. Subsequent to the annual test, we continued to evaluate economic conditions, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle. As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter ("2023 Trigger Event").
Based on the 2023 Trigger Event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the economic environment at that time. As a result, the Company recognized a $24.5 million non-cash impairment charge in the second quarter of 2023 for the Presque Isle gaming rights and trademark.
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
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company performed the impairment testing of the Presque Isle gaming rights and trademark prior to testing Presque Isle goodwill. Based on the trigger events described above, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the project cash flow stream. As a result, the Company did not recognize any impairment for Presque Isle goodwill in 2022 or 2023 because the fair value exceeded the carrying value.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The Company continues to monitor the competitive environment and the impacts on the results of Presque Isle's operations. Future economic conditions and increased competition could have a negative impact on the estimates and assumptions utilized in our asset impairment assessments. These potential impacts could increase the risk of a future impairment of assets at Presque Isle.
Other Impairments
On February 24, 2022, the Company announced plans to exit the direct online Sports and Casino business. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets, or property and equipment were impaired. Based on the evaluation, the Company concluded that a trigger event for impairment testing occurred related to certain TwinSpires assets. As a result, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the TwinSpires segment.
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
9. INCOME TAXES
Components of the provision for income taxes are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Current provision:
Federal	$74.4	$41.0	$66.1
State and local	22.8	19.7	18.5
Foreign	(0.1)	—	0.1
	97.1	60.7	84.7
Deferred provision:
Federal	42.5	79.9	7.5
State and local	4.9	28.8	2.3
Foreign	—	—	—
	47.4	108.7	9.8
Income tax provision	$144.5	$169.4	$94.5
Income before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Domestic	$561.8	$608.9	$343.7
Foreign	—	(0.1)	(0.1)
Income before provision for income taxes	$561.8	$608.8	$343.6
Our income tax provision is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2023	2022	2021
Federal statutory tax on earnings before income taxes	$117.9	$127.9	$72.1
State income taxes, net of federal income tax benefit	21.6	32.6	15.8
Non-deductible officer's compensation	6.1	7.6	6.4
Other	(1.1)	1.3	0.2
Income tax provision	$144.5	$169.4	$94.5

Components of our deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
§ 163(j) interest expense limitation carryforward	$55.0	$18.2
Lease liabilities	16.5	12.6
Net operating losses and credits carryforward	6.5	8.1
Deferred liabilities	8.1	7.4
Deferred compensation plans	7.9	7.0
Deferred income	3.3	3.6
Research and experimental expenditures	2.2	3.0
Deferred tax assets	99.5	59.9
Valuation allowance	(4.6)	(5.7)
Net deferred tax asset	94.9	54.2
Deferred tax liabilities:
Property and equipment in excess of tax basis	195.1	158.7
Equity investments in excess of tax basis	148.0	141.6
Intangible assets in excess of tax basis	119.1	78.1
Right-of-use assets	15.9	12.3
Other	5.0	4.3
Deferred tax liabilities	483.1	395.0
Net deferred tax liability	$(388.2)	$(340.8)
As of December 31, 2023, we had U.S. state and foreign net operating losses with tax values of $6.4 million and $0.5 million, respectively. We have recorded a valuation allowance of $4.6 million due to the fact that it is unlikely that we will generate income in certain state and foreign jurisdictions which is necessary to utilize the deferred tax assets. We also had U.S. state tax credits with a tax value of $1.3 million that do not expire which we expect to fully utilize.
The Internal Revenue Service has completed audits through 2012. Tax years 2020 and after are open to examination. Tax years 2015 and 2018 are open to examination as a result of the Company's claim for refund of 2015 and 2018 tax from carrying back its 2020 net operating loss and 2021 capital loss pursuant to the CARES Act.
As of December 31, 2023, we had approximately $4.8 million of total gross unrecognized tax benefits, excluding interest of $0.4 million. If the total gross unrecognized tax benefits were recognized, there would be a $4.5 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $0.8 million during the next twelve months primarily due to expected settlements with tax authorities and the expiration of statutes of limitation.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Balance as of January 1	$6.4	$3.9	$3.9
Additions for tax positions related to the current year	0.2	0.1	0.1
Additions for tax positions of prior years	0.3	2.9	1.0
Reductions for tax positions of prior years	(2.1)	(0.5)	(1.1)
Balance as of December 31	$4.8	$6.4	$3.9
10. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On October 30, 2018, the Board of Directors of the Company approved a common stock repurchase program of up to $300.0 million ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program was in effect until September 29, 2021 and had unused authorization of $97.9 million.
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior 2018 Stock Purchase Program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $214.9 million of repurchase authority remaining under this program on December 31, 2023.
We repurchased the following shares under the 2018 and 2021 Stock Repurchase Programs:

	For the year ending December 31,
(in millions, except share data)	2023		2022		2021
Repurchase Program (1)	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	461,761	$55.3	1,747,844	$175.5	452,464	$54.4
2018 Stock Repurchase Program	—	—	—	—	490,264	49.2
Total	461,761	$55.3	1,747,844	$175.5	942,728	$103.6
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
The Duchossois Group ("TDG") Share Repurchases
On February 1, 2021, the Company entered into an agreement (the "2021 Stock Repurchase Agreement") with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction for an aggregate purchase price of $193.9 million. The repurchase of shares of common stock from TDG pursuant to the 2021 Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The Company repurchased the shares using available cash and borrowings under the Revolver (as defined in Note 12, Debt).
On December 18, 2023, the Company entered into an agreement (the “2023 Stock Repurchase Agreement”) with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share in a privately negotiated transaction, for an aggregate purchase price of $123.8 million. The repurchase of the shares of Company's common stock pursuant to the 2023 Stock Repurchase Agreement closed on January 2, 2024, and contained customary representations, warranties, and covenants of the parties. The repurchase of shares of common stock from TDG pursuant to the 2023 Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
amount remaining under, the existing common stock repurchase program. The repurchase of the shares was funded using available cash and borrowings under the Company's senior secured credit facility.
11. STOCK-BASED COMPENSATION PLANS
Our total compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, and stock options associated with our employee stock purchase plan, was $32.9 million in 2023, $31.8 million in 2022, and $27.8 million in 2021. We recorded a tax benefit related to stock-based compensation expense of $2.3 million in 2023, $1.6 million in 2022, and $1.5 million in 2021. Our stock-based employee compensation plans are described below.
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
In 2021, 2022, and 2023, the Company granted three-year performance and total shareholder return ("TSR") PSU awards (the "PSU Awards") to certain named executive officers ("NEOs"). The two performance criteria for the PSU Awards are: (1) a cumulative Adjusted EBITDA target that was set at the beginning of the plan performance period for the three-year period; and (2) a cash flow metric that is the aggregate of the cash flow targets for the three individual years that is set annually at the beginning of each year. The cash flow metric is defined as cash flow from operating activities and discontinued operations excluding the change in restricted cash, plus distributions of capital from equity investments less capital maintenance expenditures. The Compensation Committee of the Board of Directors (the "Compensation Committee") can make adjustments as it may deem appropriate to these metrics. Measurement against these criteria will be determined against a payout curve which provides up to 200% of performance share units based on the original award.
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
In October 2018, the Company granted a special equity award to two NEOs ("7-Year Grant") consisting of PSU Awards that could be adjusted up to 200% based on the Company's relative TSR performance versus the Russell 2000 over a three-year period ending October 29, 2021, and service-based RSU awards, both of which vest in 25% annual increments over four years beginning on the fourth anniversary of the grant date, totaling seven years to be fully vested. The performance period ended on October 29, 2021, and the TSR performance was 200%.
The total compensation cost recognized for PSU Awards is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR when determining the grant date fair value of the award. Compensation cost for the PSU Awards is recognized during the three-year performance and service period based on the probable achievement of the two performance

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
criteria, with the exception of the 7-Year Grant, which compensation cost is recognized during the seven-year service period. All PSUs awards are converted into shares of our common stock at the time the award value is finalized.
A summary of the 2023 RSUs, RSAs, and PSUs granted to certain NEOs, employees, and the Board of Directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)(2)	Vesting Terms
2023	RSU	122	Vest equally over three service periods ending in 2026
2023	PSU	62	Three-year performance and service period ending in 2025
2023	RSU	10	Three-year service period ending in 2024
2023	RSU	6	One year service period ending in 2024
2023	RSA	4	One year service period ending in 2024
(1) PSUs presented are based on the target number of units for the original PSU grant.
(2) Number of units awarded have been adjusted for the Stock Split.
Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares / Units (1)(2)	Weighted Average Grant Date Fair Value	Number of Shares / Units (1)(2)	Weighted Average Grant Date Fair Value	Number of Shares / Units (1)(2)	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	604	$41.70	470	$53.95	1,074	$47.07
Granted	54	$127.15	136	$105.56	190	$111.63
Performance adjustment	516	$34.44	—	$—	516	$34.44
Vested	(216)	$46.45	(224)	$60.89	(440)	$53.82
Canceled/forfeited	—	$—	(24)	$80.21	(24)	$80.21
Balance, December 31, 2021	958	$41.50	358	$67.51	1,316	$45.14
Granted	68	$110.13	134	$111.08	202	$110.76
Performance adjustment	94	$91.23	—	$—	94	$91.23
Vested	(368)	$57.66	(183)	$79.45	(551)	$64.83
Canceled/forfeited	(11)	$106.90	(12)	$102.36	(23)	$104.41
Balance, December 31, 2022	741	$45.04	297	$80.09	1,038	$55.07
Granted	62	$134.12	142	$124.89	204	$127.69
Performance adjustment	49	$127.15	—	$—	49	$127.15
Vested	(305)	$62.10	(164)	$90.1	(469)	$71.91
Canceled/forfeited	—	$—	(7)	$99.74	(7)	$99.74
Balance, December 31, 2023	547	$99.64	268	$69.60	815	$139.72
(1)Adjustment to number of target units awarded for PSUs based on achievement of underlying performance goals.
(2)Number of shares and weighted average grant date fair values have been adjusted for the Stock Split.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The fair value of shares and units vested was $55.0 million in 2023, $56.9 million in 2022, and $45.4 million in 2021.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), on December 31, 2023, is presented below:

(in millions, except years)	December 31, 2023	Weighted Average Remaining Vesting Period (Years)
Unrecognized expense:
RSU & RSA	$10.1	1.89
PSU	13.1	1.36
Total	$23.2	1.59
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
12. DEBT
The following table presents our total debt outstanding:

(in millions)	December 31, 2023	December 31, 2022
Term Loan B due 2024	$—	$380.0
Term Loan B-1 due 2028	291.8	294.7
Term Loan A due 2027	1,235.0	800.0
Revolver	247.2	664.1
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	—
Total debt	4,874.0	4,638.8
Current maturities of long-term debt	(68.0)	(47.0)
Unamortized premium and deferred finance charges	(37.7)	(33.1)
Total debt, net of current maturities and costs	$4,768.3	$4,558.7
Credit Agreement
At December 31, 2023, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2022 and 2023 are described below.
On April 13, 2022, the Company amended the Credit Agreement to extend the maturity date of its existing Revolver to April 13, 2027, to increase the commitments under the existing Revolver from $700.0 million to $1.2 billion, and to increase the swing line commitment from $50.0 million to $100.0 million. The amendment also provided for a senior secured Term Loan A due April 13, 2027 in the amount of $800.0 million, which was drawn on November 1, 2022 as part of the financing for the P2E Transaction. Refer to Note 3, Acquisitions for more information regarding the P2E Transaction. The Company capitalized $3.5 million of debt issuance costs associated with the Revolver commitment increase and $6.4 million of debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the 5-year term.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
On February 24, 2023, we amended our Credit Agreement to increase the loans under the Term Loan A due 2027 from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses, and for general corporate purposes. The Company capitalized $2.6 million of debt issuance costs associated with the increased Term Loan A which are being amortized as interest expense over the remainder of the 5-year term.
Term Loan B-1 bears interest at SOFR plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at the SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2023, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $947.6 million available borrowing capacity, after consideration of $5.3 million in outstanding letters of credit, under the Revolver as of December 31, 2023.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2023, the Company's commitment fee rate was 0.25%.
The Company completed the transition of its financing from LIBOR to SOFR during the second quarter of 2023. These transition activities did not have a material impact on the Company’s financial statements.
The Credit Agreement is collateralized by substantially all the wholly owned assets of the Company. The Credit Agreement contains certain customary affirmative and negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio.

	Actual as of December 31, 2023	Requirement
Interest coverage ratio	4.0 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.1 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2023.
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
The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The 2027 Senior Notes will vote as one class under the indenture governing the 2027 Senior Notes.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
2030 Senior Notes
On April 13, 2022, a wholly owned subsidiary of the Company completed an offering of $1.2 billion in aggregate principal amount of 5.75% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that was exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the 2030 Senior Notes was part of the financing utilized for the P2E Transaction. In connection with the offering, we capitalized $18.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes.
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
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital, and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Consolidated Statements of Comprehensive Income. The Company capitalized $10.5 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2024	$68.0
2025	68.0
2026	68.0
2027	1,890.2
2028	979.8
Thereafter	1,800.0
Total	$4,874.0

13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of December 31, 2023, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $144.6 million. The revenue we expect to recognize on these remaining performance obligations is $56.9 million in 2024, $43.1 million in 2025, $20.1 million in 2026, and the remainder thereafter.
As of December 31, 2023, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
Contract assets were not material as of December 31, 2023 and 2022.
Contract liabilities were $92.3 million as of December 31, 2023 and $58.7 million as of December 31, 2022. Contract liabilities are included in current deferred revenue, non-current deferred revenue, and accrued expense and other current liabilities in the accompanying Consolidated Balance Sheets. Contract liabilities primarily relate to our Live and Historical Racing segment. The increase in contract liabilities from December 31, 2022 to December 31, 2023 was due to increased advanced ticket sales for the 150th Kentucky Derby week. We recognized $39.4 million of revenue during the year ended December 31, 2023 that was included in the contract liabilities balance on December 31, 2022. We recognized $49.9 million of revenue during the year ended December 31, 2022 that was included in the contract liabilities balance on December 31, 2021.
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2023	2022	2021
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$205.8	$196.8	$128.1
Louisville	189.0	169.9	154.3
Northern Kentucky	85.8	46.1	26.0
Southwestern Kentucky	147.8	131.4	100.7
Western Kentucky	31.8	4.5	—
Virginia	375.4	62.4	—
New Hampshire	11.7	3.5	—
Total Live and Historical Racing	$1,047.3	$614.6	$409.1

TwinSpires:	$444.9	$436.4	$451.4

Gaming:
Florida	$100.7	$106.2	$100.0
Iowa	96.0	15.6	—
Louisiana	145.6	140.8	133.6
Maine	114.1	114.4	99.8
Maryland	106.9	105.3	100.6
Mississippi	100.9	101.8	117.3
New York	180.5	30.9	—
Pennsylvania	123.9	140.9	144.1
Total Gaming	$968.6	$755.9	$695.4
All Other	0.9	2.9	41.3
Net revenue from external customers	$2,461.7	$1,809.8	$1,597.2

Intercompany net revenues:
Live and Historical Racing	$37.3	$31.8	$21.5
TwinSpires	13.5	5.2	6.4
Gaming	6.0	5.9	3.0
All Other	—	0.4	7.9
Eliminations	(56.8)	(43.3)	(38.8)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$81.9	$359.7	$26.6	$468.2	$—	$468.2
Historical racing(a)	739.1	—	28.6	767.7	—	767.7
Racing event-related services	145.9	—	6.4	152.3	—	152.3
Gaming(a)	11.4	17.3	803.5	832.2	—	832.2
Other(a)	69.0	67.9	103.5	240.4	0.9	241.3
Total	$1,047.3	$444.9	$968.6	$2,460.8	$0.9	$2,461.7

	Year Ended December 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$66.8	$367.4	$28.1	$462.3	$—	$462.3
Historical racing(a)	374.1	—	9.8	383.9	—	383.9
Racing event-related services	129.8	—	1.8	131.6	—	131.6
Gaming(a)	3.5	28.2	647.4	679.1	—	679.1
Other(a)	40.4	40.8	68.8	150.0	2.9	152.9
Total	$614.6	$436.4	$755.9	$1,806.9	$2.9	$1,809.8

	Year Ended December 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$64.0	$380.7	$28.2	$472.9	$29.7	$502.6
Historical racing(a)	253.0	—	—	253.0	—	253.0
Racing event-related services	68.5	—	1.2	69.7	7.0	76.7
Gaming(a)	—	34.8	622.0	656.8	—	656.8
Other(a)	23.6	35.9	44.0	103.5	4.6	108.1
Total	$409.1	$451.4	$695.4	$1,555.9	$41.3	$1,597.2
(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $50.9 million in 2023, $33.9 million in 2022, and $20.9 million in 2021.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
14. OTHER BALANCE SHEET ITEMS
Accounts receivable, net
Accounts receivable is comprised of the following:

	December 31,
(in millions)	2023	2022
Trade receivables	$42.6	$12.5
Simulcast and online wagering receivables	44.9	54.1
Other receivables	24.4	20.6
	111.9	87.2
Allowance for credit losses	(5.0)	(5.7)
Total	$106.9	$81.5
We recognized bad debt expense of $2.9 million in 2023, $2.3 million in 2022 and $3.2 million in 2021.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2023	2022
Account wagering deposits liability	$58.7	$57.8
Accrued salaries and related benefits	45.1	39.6
Purses payable	35.2	46.1
Accrued interest	49.4	47.8
Accrued fixed assets	88.6	39.5
Accrued gaming liabilities	29.5	26.3
Deferred payment on gaming rights	50.6	50.6
Other	69.7	55.4
Total	$426.8	$363.1
15. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of December 31, 2023 and 2022 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3% interest in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Des Plaines, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC owns of 36.0% of Midwest Gaming, and (3) Casino Investors, LLC own 2.7% of Midwest Gaming. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing, and financing decisions. As a result, we account for Rivers Des Plaines using the equity method.
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus the Company's accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the point at which the Company gained 61.3% of Midwest Gaming, the carrying value of the Company’s investment was $835.0 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $853.7 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of December 31, 2023, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $832.6 million.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
Our investment in Rivers Des Plaines was $541.2 million as of December 31, 2023 and $544.9 million as of December 31, 2022. The Company received distributions from Rivers Des Plaines of $111.1 million in 2023, $123.8 million in 2022 and $67.2 million in 2021.
Miami Valley Gaming
The Company owns 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest. Since both we and DNC have participating rights over MVG, and both must consent to certain operating, investing, and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $114.6 million as of December 31, 2023 and $114.4 million as of December 31, 2022. The Company received distributions from MVG of $44.0 million in 2023, $33.0 million in 2022 and $42.0 million in 2021.
Summarized Financial Results for our Unconsolidated Affiliates
The financial results for our unconsolidated affiliates are summarized below. The summarized income statement information for 2023 and 2022 and summarized balance sheet information as of December 31, 2023 and 2022 includes the following equity investments: MVG and Rivers Des Plaines.

	December 31,
(in millions)	2023	2022
Assets
Current assets	$104.8	$91.0
Property and equipment, net	339.4	345.7
Other assets, net	266.1	265.0
Total assets	$710.3	$701.7

Liabilities and Members' Deficit
Current liabilities	$106.2	$97.9
Long-term debt	847.2	838.6
Other liabilities	0.7	0.2
Members' deficit	(243.8)	(235.0)
Total liabilities and members' deficit	$710.3	$701.7

	Years Ended December 31,
(in millions)	2023	2022	2021
Net revenue	$864.8	$825.5	$740.0
Operating and SG&A expense	534.0	509.1	434.2
Depreciation and amortization	23.8	25.8	17.6
Operating income	307.0	290.6	288.2
Interest and other expense, net	(43.9)	(24.8)	(38.6)
Net income	$263.1	$265.8	$249.6
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The components of total lease cost were as follows:

	Years Ended December 31,
(in millions)	2023	2022
Short-term lease cost (a) (b)	$16.4	$12.5
Operating lease cost (b)	7.4	8.1
Finance lease interest expense	1.6	0.4
Finance lease amortization expense (b)	3.5	0.7
Total lease cost	$28.9	$21.7
(a)Includes leases with terms of one year or less.
(b)Includes variable lease costs, which were not material.
Supplemental cash flow information related to leases are as follows:

	Years Ended December 31,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.3	$6.5
Operating cash flows from finance leases	1.4	0.5
Financing cash flows from finance leases	1.7	0.4

ROUAs obtained in exchange for lease obligations
Operating leases	$1.9	$10.7
Finance leases	33.4	6.2
Other information related to operating leases was as follows:

	December 31,
Weighted Average Remaining Lease Term	2023	2022
Operating leases	5.7 years	6.5 years
Finance leases	11.8 years	14.9 years

Weighted Average Discount Rate
Operating leases	4.3%	4.1%
Finance leases	4.8%	4.1%

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
As of December 31, 2023, the future undiscounted cash flows associated with the Company's operating and financing lease liabilities were as follows:

(in millions)
Years Ended December 31,	Operating Leases	Finance Leases
2024	$6.1	$4.2
2025	5.5	4.6
2026	4.7	4.7
2027	3.1	4.7
2028	2.0	4.7
Thereafter	4.9	32.1
Total future minimum lease payments	26.3	55.0
Less: Imputed interest	3.0	13.6
Present value of lease liabilities	$23.3	$41.4

Reported lease liabilities as of December 31, 2023
Accrued expense and other current liabilities (current maturities of leases)	$5.4	$2.5
Other liabilities (non-current maturities of leases)	17.9	38.9
Present value of lease liabilities	$23.3	$41.4

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
Other Retirement Plans
We have a profit-sharing plan for all employees with three months or more of service who are not otherwise participating in an associated profit-sharing plan. We match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% any contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $5.1 million in 2023, $4.3 million in 2022, and $4.1 million in 2021.
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
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.3	$77.3	$77.3	$—	$—
Financial liabilities:
Term Loan B-1	289.2	291.8	—	291.8	—
Term Loan A	1,228.7	1,235.0	—	1,235.0	—
Revolver	247.2	247.2	—	247.2	—
2027 Senior Notes	596.5	591.8	—	591.8	—
2028 Senior Notes	698.7	668.6	—	668.6	—
2030 Senior Notes	1,185.6	1,171.5	—	1,171.5	—
2031 Senior Notes	590.4	611.2	—	611.2	—

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$74.9	$74.9	$74.9	$—	$—
Financial liabilities:
Term Loan B	378.4	380.0	—	380.0	—
Term Loan B-1	291.6	294.8	—	294.8	—
Term Loan A	794.5	800.0	—	800.0	—
Revolver	664.1	664.1	—	664.1	—
2027 Senior Notes	595.3	574.5	—	574.5	—
2028 Senior Notes	698.4	626.5	—	626.5	—
2030 Senior Notes	1,183.4	1,079.4	—	1,079.4	—
19. CONTINGENCIES
We are involved in litigation arising in the ordinary course of conducting business. We carry insurance for workers' compensation claims from our employees and general liability for claims from independent contractors, customers, and guests. We are self-insured up to an aggregate stop loss for our general liability and workers' compensation coverages.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
20. NET INCOME PER COMMON SHARE COMPUTATION
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2023	2022	2021
Numerator for basic net income per common share:

Net income	$417.3	$439.4	$249.1

Denominator for net income per common share:
Basic	75.2	75.9	77.2
Plus dilutive effect of stock awards	0.9	1.1	1.2
Diluted	76.1	77.0	78.4

Net income per common share data:
Basic net income	$5.55	$5.79	$3.22

Diluted net income	$5.49	$5.71	$3.18
All share and per-share amounts have been retroactively adjusted to reflect the effects of the Stock Split. Refer to Note 10, Shareholders' Equity for further information on the Stock Split.
21. SEGMENT INFORMATION
We manage our operations through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. Refer to Note 1, Description of Business for additional information regarding the changes we made to our segments during the first quarter of 2022. Prior year amounts have been reclassified to conform to this presentation. Our operating segments reflect the internal management reporting used by our chief operating decision maker to evaluate results of operations and to assess performance and allocate resources.
•Live and Historical Racing
The Live and Historical Racing segment primarily includes live and historical pari-mutuel racing related revenue and expenses at Churchill Downs Racetrack and our historical racing properties in Kentucky, Virginia, and New Hampshire.
Our Live and Historical Racing properties earn commissions primarily from pari-mutuel wagering on live and historical races; simulcast fees earned from other wagering sites, fees from racing event-related services including admissions, personal seat licenses, sponsorships, television rights, other miscellaneous services, and revenue from food and beverage services.
~~•~~TwinSpires
The TwinSpires segment includes the revenue and expenses from our TwinSpires horse racing business, our TwinSpires sports betting business, United Tote, and Exacta.
Our TwinSpires horse racing business operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by certain customers; and provides the Bloodstock Research Information Services platform for horse racing statistical data. TwinSpires accepts pari-mutuel wagers from customers residing in certain states who establish and fund an account from which these customers may place wagers via telephone, mobile applications, or through the Internet.
Our TwinSpires sports betting business includes the results of our retail sports books at our wholly owned gaming properties, our retail sports books in Kentucky, and our monetized online sports wagering licenses in Pennsylvania and

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Kentucky. The retail and online sports books, if applicable, related to Rivers Des Plaines and MVG are included in the Gaming segment.
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, calculate payoffs and displays wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to third-party racetracks, OTBs, and other pari-mutuel wagering businesses and also provides these services at our facilities.
On August 22, 2023, the Company completed the acquisition of Exacta. Exacta is a leading provider of central determinate system technology in HRMs across the country. Exacta's system architecture supports multiple game vendors and virtually unlimited math modeling capabilities on a single system enabling Exacta to deliver a diverse gaming library to Company owned and third-party HRM entertainment venues in Kentucky, Virginia, Wyoming, and New Hampshire.
•Gaming
The Gaming segment includes revenue and expenses for the wholly owned casino properties and associated racetrack facilities which support the casino license in Florida, Iowa, Louisiana, Maine, Maryland, Mississippi, New York, and Pennsylvania. The Gaming segment also includes our share of our equity investments in Illinois and Ohio.
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
•Asset impairments;
•Gain on sales of assets;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
As of December 31, 2021, Arlington ceased racing and simulcast operations. On February 15, 2023, the Company closed on the sale of the property to the Chicago Bears. Refer to Note 4, Dispositions for additional information. Arlington's results and exit costs in 2022 and 2023 are treated as an adjustment to EBITDA.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
The tables below present net revenue from external customers and intercompany revenue from each of our segments, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Live and Historical Racing	$1,047.3	$614.6	$409.1
TwinSpires	444.9	436.4	451.4
Gaming	968.6	755.9	695.4
All Other	0.9	2.9	41.3
Net Revenue	$2,461.7	$1,809.8	$1,597.2

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenue	$1,084.6	$458.4	$974.6

Gaming taxes and purses	(267.7)	(22.6)	(322.8)
Marketing and advertising	(37.6)	(9.8)	(35.4)
Salaries and benefits	(107.0)	(29.3)	(146.0)
Content expense	(6.5)	(205.1)	(8.8)
Selling, general and administrative expense	(31.9)	(12.4)	(42.7)
Maintenance, insurance and utilities	(43.2)	(3.8)	(40.0)
Property and other taxes	(6.0)	(0.2)	(13.5)
Other operating expense	(110.6)	(44.1)	(70.2)
Other income	1.3	1.0	193.4

Adjusted EBITDA	$475.4	$132.1	$488.6

	Year Ended December 31, 2022
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenue	$646.4	$441.6	$761.8

Gaming taxes and purses	(168.6)	(27.0)	(278.1)
Marketing and advertising	(19.8)	(13.0)	(18.9)
Salaries and benefits	(63.4)	(26.8)	(102.7)
Content expense	(3.4)	(203.3)	(8.3)
Selling, general and administrative expense	(18.6)	(9.7)	(31.3)
Maintenance, insurance and utilities	(24.3)	(3.0)	(31.1)
Property and other taxes	(2.6)	(0.2)	(10.5)
Other operating expense	(58.6)	(44.6)	(49.9)
Other income	0.4	0.1	190.9

Adjusted EBITDA	$287.5	$114.1	$421.9

	Year Ended December 31, 2021
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenue	$430.6	$457.8	$698.4

Gaming taxes and purses	(126.3)	(30.7)	(264.4)
Marketing and advertising	(12.9)	(49.4)	(11.8)
Salaries and benefits	(48.4)	(27.0)	(87.1)
Content expense	(2.5)	(206.6)	(4.7)
Selling, general and administrative expense	(12.8)	(11.0)	(27.9)
Maintenance, insurance and utilities	(18.5)	(2.5)	(25.9)
Property and other taxes	(3.1)	(0.2)	(9.6)
Other operating expense	(31.4)	(47.7)	(36.8)
Other income	0.3	—	181.7

Adjusted EBITDA	$175.0	$82.7	$411.9

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2023	2022	2021
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$417.3	$439.4	$249.1

Additions:
Depreciation and amortization	169.0	113.7	103.2
Interest expense	268.4	147.3	84.7
Income tax provision	144.5	169.4	94.5
EBITDA	$999.2	$869.8	$531.5

Adjustments to EBITDA:
Stock-based compensation expense	$32.9	$31.8	$27.8
Legal reserves	(1.2)	3.8	—
Pre-opening expense	18.6	13.2	5.8
Arlington exit costs	9.4	5.7	5.3
Other expense, net	7.0	1.7	0.2
Transaction expense, net	4.8	42.1	2.6
Asset impairments	24.6	38.3	15.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	40.2	42.8	41.5
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	(12.6)	(12.9)
Rivers Des Plaines' legal reserves and transactions costs	—	0.6	9.9
Other charges and recoveries, net	2.4	1.0	—
Gain on sale of assets	(114.0)	(274.6)	—
Total adjustments to EBITDA	24.7	(106.2)	95.5
Adjusted EBITDA	$1,023.9	$763.6	$627.0

Adjusted EBITDA by segment:
Live and Historical Racing	$475.4	$287.5	$175.0
TwinSpires	132.1	114.1	82.7
Gaming	488.6	421.9	411.9
Total segment Adjusted EBITDA	1,096.1	823.5	669.6
All Other	(72.2)	(59.9)	(42.6)
Total Adjusted EBITDA	$1,023.9	$763.6	$627.0

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The table below presents total asset information for each of our segments:

	December 31,
(in millions)	2023	2022
Total assets:
Live and Historical Racing	$3,872.9	$3,345.4
TwinSpires	473.9	287.9
Gaming	1,920.9	1,824.2
Total segment assets	6,267.7	5,457.5
All Other	687.8	749.3
	$6,955.5	$6,206.8

The table below presents total capital expenditures for each of our segments:

	Years Ended December 31,
(in millions)	2023	2022	2021
Capital expenditures:
Live and Historical Racing	$461.1	$307.0	$60.1
TwinSpires	14.6	87.6	18.6
Gaming	188.1	11.8	10.3
Total segment capital expenditures	663.8	406.4	89.0
All Other	12.7	17.1	2.8
Total capital expenditures	$676.5	$423.5	$91.8

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
Stock Repurchase Agreements
On February 1, 2021, the Company entered into the 2021 Stock Repurchase Agreement with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock for $193.94 per share in a privately negotiated transaction. The aggregate purchase price was $193.9 million. The repurchase of shares of common stock from TDG pursuant to the 2021 Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The Company repurchased the shares using available cash and borrowings under the Revolver.
On December 18, 2023, the Company entered into the 2023 Stock Repurchase Agreement with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share representing a discount of 4.03% to the closing price on December 15, 2023 of $128.95 for an aggregate purchase price of $123.8 million. The repurchase of the shares of Company's common stock pursuant to the 2023 Stock Repurchase Agreement closed on January 2, 2024, and contains customary representations, warranties, and covenants of the parties. The repurchase of shares of common stock from TDG pursuant to the 2023 Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The repurchase of the shares was funded using available cash and borrowings under the Company’s senior secured credit facility.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
23. SUBSEQUENT EVENTS
On January 2, 2024, the Company closed on the repurchase of 1,000,000 shares of the Company’s common stock, for $123.75 per share in a privately negotiated transaction, for an aggregate purchase price of $123.8 million, pursuant to the 2023 Stock Repurchase Agreement. The agreement contains customary representations, warranties, and covenants of the parties. Refer to Note 10, Shareholders' Equity for additional information.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Churchill Downs Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Exacta Systems, LLC ("Exacta") from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Exacta from our audit of internal control over financial reporting. Exacta is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Acquisition of Exacta Systems LLC – Valuation of Technology Asset
As described in Note 3 to the consolidated financial statements, on August 22, 2023, the Company completed the acquisition of Exacta for preliminary purchase consideration of $248.2 million, net of cash acquired. The Company recorded intangible assets of $54.3 million, which includes $23.9 million of a definite-lived technology asset. As disclosed by management, the fair value of the technology asset was determined using the relief-from-royalty method of the income approach. The estimated future revenue, royalty rate, and discount rate are the primary assumptions and estimates used in the valuation.
The principal considerations for our determination that performing procedures relating to the valuation of the technology asset acquired in the acquisition of Exacta is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the technology asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future revenue; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation estimate of the technology asset acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the technology asset acquired; (iii) evaluating the appropriateness of the relief-from-royalty method used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method; and (v) evaluating the reasonableness of the future revenue significant assumption used by management. Evaluating the reasonableness of the future revenue assumption involved considering (i) the current and past performance of Exacta; (ii) the consistency with economic and industry forecasts; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief-from-royalty method.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 21, 2024

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
We have excluded the business acquired as part of the Exacta Systems, LLC ("Exacta") acquisition from our assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by us in a business acquisition during 2023. The total assets and total revenues excluded represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2023.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Jon E. Rauch
William C. Carstanjen	Marcia A. Dall	Jon E. Rauch
Chief Executive Officer	Executive Vice President and	Vice President and
February 21, 2024	Chief Financial Officer	Chief Accounting Officer
	February 21, 2024	February 21, 2024
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors and audit committee is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.
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
Information about our Executive Officers

	Age as of	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated
Name	2/21/2024

William C. Carstanjen	56	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	52	President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	60	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group and Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

Bradley K. Blackwell	52	Executive Vice President, General Counsel and Secretary since March 2017; Vice President, Operations from February 2015 to March 2017; Vice President, Legal from April 2011 to February 2015; Vice President, Legal and Regulatory Affairs for TwinSpires from January 2007 to May 2011; Corporate Counsel from April 2005 to December 2007.
Maureen Adams	60	Executive Vice President of Gaming Operations since February 2022; Vice President of Gaming Operations from July 2019 to February 2022; President and General Manager of Calder Casino from August 2013 to July 2019.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Schedule 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2023, 2022 and 2021 are included in Part II, Item 8:
		Consolidated Statements of Comprehensive Income	47
		Consolidated Balance Sheets	48
		Consolidated Statements of Shareholders’ Equity	49
		Consolidated Statements of Cash Flows	50
		Notes to Consolidated Financial Statements	52
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	89
	(2)	Schedule II—Valuation and Qualifying Accounts	103
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.
	(3)	For the list of required exhibits, see exhibit index.	95
(b)		Exhibits	95
		See exhibit index.
(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Numbers	Description	By Reference To

2.1	Purchase Agreement, dated as of February 18, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed February 22, 2022

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 2, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporation	Exhibit 2.1 to Current Report on Form 8-K filed September 6, 2022

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Churchill Downs Incorporated effective as of the close of business on May 19, 2023	Exhibit 3.1 to Current Report on Form 8-K filed on April 25, 2023

3.2	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated effective as of the close of business on May 19, 2023	Exhibit 3.2 to Current Report on Form 8-K filed on April 25, 2023

3.3	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended October 25, 2022	Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2022

4.1	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

4.2	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed December 27, 2017

4.3	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 26, 2019

4.4	Second Supplemental Indenture, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 18, 2021

4.5	Indenture, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and U.S. Bank National Association as trustee	Exhibit 4.1 to Current Report on Form 8-K filed April 14, 2022

4.6	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed December 27, 2017

4.7	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities, LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 26, 2019

4.8	Registration Rights Agreement, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 18, 2021

4.9	Registration Rights Agreement, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed April 14, 2022

4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934**

4.11	Indenture dated as of April 25, 2023 among, CDI, the Guarantors and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to Current Report on Form 8-K filed on April 25, 2023
4.12	Registration Rights Agreement dated April 25, 2023 by and among CDI, the Guarantors (stated therein) and J.P. Morgan Securities, LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed on April 25, 2023

Numbers	Description	By Reference To

4.13	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of March 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.3 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.14	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.4 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.15	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.5 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.16	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.6 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.17	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.7 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.18	First Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of December 12, 2018, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.8 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.19	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.9 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.20	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated May 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.10 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.21	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.11 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.22	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.12 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.23	Sixth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.13 to Quarterly Report on Form 10-Q filed on July 26, 2023

Numbers	Description	By Reference To
4.24	Seventh Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.14 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.25	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.15 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.26	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.16 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.27	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.17 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.28	First Supplemental Indenture relating to Churchill Downs Incorporated’s 6.750% Senior Unsecured Notes due 2031, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.18 to Quarterly Report on Form 10-Q filed on July 26, 2023

10.1	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998†	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed March 31, 1999

10.2	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed May 15, 2001

10.3	2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

10.4	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

10.5	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007†	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed August 7, 2007

10.6	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)†	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.7	Third Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2019

10.8	Fourth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.8 to Annual Report on Form 10-K filed February 22, 2023
10.9	Fifth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.9 to Annual Report on Form 10-K filed February 22, 2023
10.10	Sixth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.10 to Annual Report on Form 10-K filed February 22, 2023
10.11	Churchill Downs Incorporated Restricted Stock Unit Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2019

10.12	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan†	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2016

Numbers	Description	By Reference To
10.13	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2018

10.14	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.2 to Current Report on Form 8-K filed November 5, 2018

10.15	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008†	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.16	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013†	Exhibit A to Schedule 14A filed May 3, 2012

10.17	Churchill Downs Incorporated 2022 Executive Annual Incentive Plan, effective as of January 1, 2022†	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2022

10.18	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed August 3, 2016

10.19	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan†	Exhibit B to Schedule 14A filed March 29, 2016

10.20	Churchill Downs Incorporated Senior Vice President, Vice President & Other Key Employee Severance Policy (Amended Effective as of December 1, 2015)†	Exhibit 10.26 to Annual Report on Form 10-K filed February 22, 2023

10.21	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen†	Exhibit 10.3 to Current Report on Form 8-K filed November 5, 2018

10.22	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd†	Exhibit 10.4 to Current Report on Form 8-K filed November 5, 2018

10.23	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 27, 2020, by and between Churchill Downs Incorporated and Marcia A. Dall†	Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2020

10.24	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 26, 2022, by and between Churchill Downs Incorporated and Maureen Adams†	Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed February 22, 2023

10.25	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 26, 2022, by and between Churchill Downs Incorporated and Brad Blackwell†	Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed February 22, 2023

10.26	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

10.27	Class Action Settlement Agreement, dated as of July 24, 2020, by and between Kater et al. and Churchill Downs Incorporated et al.	Exhibit 10(kk) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

10.28	Amended and Restated Stockholder’s Agreement, dated as of June 9, 2017, by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.2 to Current Report on Form 8-K filed June 12, 2017

Numbers		Description	By Reference To
	10.29	Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	Exhibit 4.3 to Current Report on Form 8-K filed December 27, 2017

	10.30	First Amendment to Credit Agreement, dated March 16, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2020

	10.31	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders party thereto, and JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

	10.32	Third Amendment to Credit Agreement, dated February 1, 2021, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders parties thereto, and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to Current Report on Form 8-K filed February 2, 2021

	10.33	Incremental Joinder Agreement No. 1, dated March 17, 2021, among Churchill Downs Incorporated, the credit parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2021

	10.34	Fourth Amendment to Credit Agreement, dated April 13, 2022, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JP Morgan Chase Bank N.A., as agent	Exhibit 10.01 to Current Report on Form 8-K filed April 14, 2022

	10.35	Incremental Joinder Agreement No. 2, dated February 24, 2023, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent	Exhibit 10.01 to Current Report on Form 8-K filed on February 24, 2023

	10.36	Fifth Amendment to Credit Agreement, dated March 20, 2023, by and among Churchill Downs Incorporated, the other credit parties party hereto and JP Morgan Chase Bank N.A., as agent*	Exhibit 10.02 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 filed April 26, 2023

	10.37	Stock Repurchase Agreement, dated December 18, 2023 by and between Churchill Downs Incorporated and CDI Holdings, LLC	Exhibit 10.1 to Current Report on Form 8-K filed on December 18, 2023

	21	Subsidiaries of the Registrant**

	23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm**

	31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))***

	97	Churchill Downs Incorporated Policy on Recoupment of Incentive Compensation**

101	INS	Inline XBRL Instance Document**

101	SCH	Inline XBRL Taxonomy Extension Schema Document**

Numbers		Description	By Reference To
101	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

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
February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 21, 2024	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 21, 2024	February 21, 2024
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman	/s/ Andréa Carter
R. Alex Rankin	Ulysses L. Bridgeman	Andréa Carter
February 21, 2024	February 21, 2024	February 21, 2024
(Chairman of the Board)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ Douglas C. Grissom	/s/ Daniel P. Harrington
Robert L. Fealy	Douglas C. Grissom	Daniel P. Harrington
February 21, 2024	February 21, 2024	February 21, 2024
(Director)	(Director)	(Director)

/s/ Karole F. Lloyd	/s/ Paul C. Varga
Karole F. Lloyd	Paul C. Varga
February 21, 2024	February 21, 2024
(Director)	(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charged to Expense	Deductions	Balance End of Year
Allowance for doubtful accounts:
December 31, 2023	$5.7	$3.7	$(4.4)	$5.0
December 31, 2022	5.4	2.3	(2.0)	5.7
December 31, 2021	4.9	3.2	(2.7)	5.4

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
December 31, 2023	$5.7	$0.8	$(1.9)	$4.6
December 31, 2022	3.2	2.5	—	5.7
December 31, 2021	1.4	1.8	—	3.2