Form 10-Q
period 2024-03-31
Churchill Downs Inc
filed 2024-04-24
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33998
Churchill Downs Incorporated
(Exact name of registrant as specified in its charter)

Kentucky		61-0156015
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400
Louisville,	Kentucky	40222
(Address of Principal Executive Offices)		(Zip Code)
(502) 636-4400
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	CHDN	The Nasdaq Global Select Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at April 17, 2024 was 73,504,938 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2024	2023
Net revenue:
Live and Historical Racing	$245.1	$214.4
TwinSpires	106.6	94.8
Gaming	239.2	250.0
All Other	—	0.3
Total net revenue	590.9	559.5
Operating expense:
Live and Historical Racing	157.2	143.3
TwinSpires	67.9	65.7
Gaming	178.5	173.5
All Other	2.1	5.0
Selling, general and administrative expense	54.8	52.3
Transaction expense, net	4.1	(0.2)
Total operating expense	464.6	439.6
Operating income	126.3	119.9
Other (expense) income:
Interest expense, net	(70.4)	(64.7)
Equity in income of unconsolidated affiliates	37.8	38.3
Gain on sale of Arlington	—	114.0
Miscellaneous, net	8.1	1.4
Total other (expense) income	(24.5)	89.0
Income from operations before provision for income taxes	101.8	208.9
Income tax provision	(21.4)	(53.2)
Net income	$80.4	$155.7

Net income per common share data:
Basic net income	$1.09	$2.07

Diluted net income	$1.08	$2.05

Weighted average shares outstanding:
Basic	74.1	75.3
Diluted	74.7	76.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$149.4	$144.5
Restricted cash	72.6	77.3
Accounts receivable, net	115.0	106.9
Income taxes receivable	—	12.6
Other current assets	79.0	59.5
Total current assets	416.0	400.8
Property and equipment, net	2,668.5	2,561.2
Investment in and advances to unconsolidated affiliates	647.8	655.9
Goodwill	900.2	899.9
Other intangible assets, net	2,415.0	2,418.4
Other assets	19.3	19.3
Total assets	$7,066.8	$6,955.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$187.8	$158.5
Accrued expenses and other current liabilities	423.3	426.8
Income taxes payable	4.1	—
Current deferred revenue	153.3	73.2
Current maturities of long-term debt	68.0	68.0
Dividends payable	0.7	29.3
Total current liabilities	837.2	755.8
Long-term debt, net of current maturities and loan origination fees	1,786.5	1,697.1
Notes payable, net of debt issuance costs	3,072.4	3,071.2
Non-current deferred revenue	11.8	11.8
Deferred income taxes	393.1	388.2
Other liabilities	138.9	137.8
Total liabilities	6,239.9	6,061.9
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	827.8	894.5
Accumulated other comprehensive loss	(0.9)	(0.9)
Total shareholders' equity	826.9	893.6
Total liabilities and shareholders' equity	$7,066.8	$6,955.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2023	74.5	$—	$894.5	$(0.9)	$893.6
Net income			80.4		80.4
Issuance of common stock	0.3				—
Repurchase of common stock	(1.2)	(7.2)	(138.5)		(145.7)
Taxes paid related to net share settlement of stock awards	(0.1)		(7.6)		(7.6)
Stock-based compensation		7.2			7.2
Other			(1.0)		(1.0)
Balance, March 31, 2024	73.5	$—	$827.8	$(0.9)	$826.9

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2022	74.8	$—	$552.4	$(0.9)	$551.5
Net income			155.7		155.7
Issuance of common stock	0.2				—
Taxes paid related to net share settlement of stock awards	(0.1)	(8.6)	(2.7)		(11.3)
Stock-based compensation		8.6			8.6
Other			(0.3)		(0.3)
Balance, March 31, 2023	74.9	$—	$705.1	$(0.9)	$704.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$80.4	$155.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.9	37.9
Distributions from unconsolidated affiliates	45.0	45.8
Equity in income of unconsolidated affiliates	(37.8)	(38.3)
Stock-based compensation	7.2	8.6
Deferred income taxes	4.9	33.2
Amortization of operating lease assets	1.4	2.2
Gain on sale of Arlington	—	(114.0)
Other	1.7	0.8
Changes in operating assets and liabilities:
Income taxes	17.0	19.9
Deferred revenue	80.1	81.8
Other assets and liabilities	7.9	(17.7)
Net cash provided by operating activities	254.7	215.9
Cash flows from investing activities:
Capital maintenance expenditures	(12.4)	(11.8)
Capital project expenditures	(142.6)	(122.9)
Proceeds from sale of Arlington	—	195.7
Other	1.6	(6.5)
Net cash (used in) provided by investing activities	(153.4)	54.5
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	355.5	615.5
Repayments of borrowings under long-term debt obligations	(266.7)	(797.5)
Payment of dividends	(28.6)	(26.7)
Repurchase of common stock	(141.7)	(0.5)
Taxes paid related to net share settlement of stock awards	(10.4)	(11.3)
Debt issuance costs	—	(2.5)
Change in bank overdraft	(8.6)	(14.2)
Other	(0.6)	(0.5)
Net cash used in financing activities	(101.1)	(237.7)
Net increase in cash, cash equivalents and restricted cash	0.2	32.7
Cash, cash equivalents and restricted cash, beginning of period	221.8	204.7
Cash, cash equivalents and restricted cash, end of period	$222.0	$237.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$50.8	$55.5
Cash paid for income taxes	0.2	0.8
Cash received from income tax refunds	0.1	0.7
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$83.9	$54.2
Right-of-use assets obtained in exchange for lease obligations in operating leases	0.1	0.5
Right-of-use assets obtained in exchange for lease obligations in finance leases	3.6	23.6
Repurchase of common stock included in accrued expense and other current liabilities	4.0	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
Churchill Downs Incorporated (the "Company" or "CDI") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2023 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements - effective in 2024 or thereafter
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within FASB's Accounting Standards Codification ("ASC"). These amendments align the requirements in the ASC regarding the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. The amendments are expected to be applied prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
3. ACQUISITIONS
Exacta Systems
On August 22, 2023, the Company completed its acquisition of Exacta Systems, LLC ("Exacta") for a purchase consideration of $248.2 million, net of cash acquired, which consisted of a $241.3 million cash payment and $6.9 million of deferred payments, which are payable over two years from acquisition (the "Exacta Transaction"). As of March 31, 2024, there were $4.9 million deferred payments remaining. Exacta is a leading provider of central determinate system technology in Historical Racing Machines ("HRMs") across the country. The Exacta Transaction is enabling the Company to realize significant synergies related to the Company’s HRM operations. Exacta operates within the Company’s TwinSpires segment and will continue to service its growing portfolio of third-party HRM operators in Kentucky, Wyoming, and New Hampshire.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Goodwill of $177.4 million related to the Exacta Transaction was recognized, of which $96.0 million was allocated to the Live and Historical Racing segment and $81.4 million was allocated to the TwinSpires segment. The goodwill related to the Exacta Transaction is deductible for tax purposes.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is composed of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2023	$376.2	$233.4	$290.3	$—	$899.9
Adjustments	0.1	0.2	—	—	0.3
Balances as of March 31, 2024	$376.3	$233.6	$290.3	$—	$900.2
Other intangible assets are comprised of the following:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$96.0	$(28.3)	$67.7	$97.5	$(26.4)	$71.1
Indefinite-lived intangible assets			2,347.3			2,347.3
Total			$2,415.0			$2,418.4
In the second quarter of 2023, the Company recognized a $24.5 million non-cash impairment charge for the Presque Isle Downs and Casino ("Presque Isle") gaming rights and trademark. The Company continues to monitor the current economic conditions and the impacts on the results of operations of Presque Isle. Future economic conditions could have a negative impact on the estimates and assumptions utilized in our asset impairment assessments. These potential impacts could increase the risk of a future impairment of assets at Presque Isle.
5. INCOME TAXES
The Company’s effective income tax rate for the three months ended March 31, 2024 was equal to the U.S. federal statutory rate of 21.0%. The Company's income tax rate for the three months ended March 31, 2024 includes an unfavorable impact from state income taxes and non-deductible officer’s compensation, that was offset by a $5.6 million benefit from the remeasurement of deferred income tax liabilities as a result of certain entity classification elections that were made in the first quarter of 2024 decreasing income attributable to states with higher tax rates compared to prior year.
The Company’s effective income tax rate for the three months ended March 31, 2023 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
6. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior program authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $192.9 million of repurchase authority remaining under the 2021 Stock Repurchase Program at March 31, 2024, based on trade date.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We repurchased the following shares under the 2021 Stock Repurchase Program:

	Three Months Ended March 31,
(in millions, except share data)	2024		2023
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	184,821	$22.0	—	$—
On January 2, 2024, the Company closed on an agreement, dated December 18, 2023, with an affiliate of The Duchossois Group ("TDG") to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share in a privately negotiated transaction for an aggregate purchase price of $123.8 million. This represented a discount of 4.03% to the closing price on December 15, 2023 of $128.95. The repurchase of shares of common stock from TDG was approved by the Company's Board of Directors separately from and did not reduce the authorized amount remaining under any existing common stock repurchase programs. The repurchase of the shares was funded using available cash and borrowings under the Company’s senior secured credit facility.
Two for One Stock Split
Effective May 22, 2023, the Company's common stock was split two-for-one with a proportionate increase in the number of its authorized shares of common stock. All share and per-share amounts in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the effects of the stock split.
7. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards, restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $7.2 million for the three months ended March 31, 2024 and $8.6 million for the three months ended March 31, 2023.
During the three months ended March 31, 2024, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSUs to directors. The vesting criteria for the PSU awards granted in 2024 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSUs and PSUs granted during 2024 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2024	RSU	132	Vest equally over three service periods ending in 2026
2024	PSU	63	Three-year performance and service period ending in 2026
(1) PSUs reflect the target number of units for the original PSU grant.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. DEBT
The following table presents our total debt outstanding:

(in millions)	March 31, 2024	December 31, 2023
Term Loan B-1 due 2028	$291.0	$291.8
Term Loan A due 2027	1,218.7	1,235.0
Revolver	353.0	247.2
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	4,962.7	4,874.0
Current maturities of long-term debt	(68.0)	(68.0)
Unamortized premium and deferred finance charges	(35.8)	(37.7)
Total debt, net of current maturities and costs	$4,858.9	$4,768.3

Credit Agreement
At March 31, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment.
Term Loan B-1 bears interest at the Secured Overnight Financing Rate ("SOFR") plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $841.9 million available borrowing capacity, after consideration of $5.1 million in outstanding letters of credit, under the Revolver as of March 31, 2024.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2024, the Company's commitment fee rate was 0.25%.
2027 Senior Notes
As of March 31, 2024, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of March 31, 2024, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of March 31, 2024, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of March 31, 2024, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2024, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $157.6 million. The revenue we expect to recognize on these remaining performance obligations is $61.2 million for the remainder of 2024, $47.4 million in 2025, $23.3 million in 2026, and the remainder thereafter.
As of March 31, 2024, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of March 31, 2024 and December 31, 2023, contract assets were not material.
As of March 31, 2024 and December 31, 2023, contract liabilities were $172.3 million and $92.3 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the increase was primarily due to deferred revenue related to the 150th Kentucky Derby. We recognized $5.8 million of revenue during the three months ended March 31, 2024, which was included in the contract liabilities balance at December 31, 2023. We recognized $3.6 million of revenue during the three months ended March 31, 2023, which was included in the contract liabilities balance at December 31, 2022.
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
•    For the TwinSpires segment, revenue is disaggregated between live and simulcast racing, gaming, and other services.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$3.1	$2.4
Louisville	53.7	44.0
Northern Kentucky	28.5	26.3
Southwestern Kentucky	38.6	36.5
Western Kentucky	6.8	4.8
Virginia	111.2	97.7
New Hampshire	3.2	2.7
Total Live and Historical Racing	$245.1	$214.4

TwinSpires:	$106.6	$94.8

Gaming:
Florida	$26.1	$26.1
Iowa	23.4	24.5
Louisiana	44.3	44.1
Maine	26.8	27.7
Maryland	21.6	23.3
Mississippi	26.0	27.5
New York	45.0	44.5
Pennsylvania	26.0	32.3
Total Gaming	239.2	250.0
All Other	—	0.3
Net revenue from external customers	$590.9	$559.5

Intercompany net revenues:
Live and Historical Racing	$3.8	$1.4
TwinSpires	7.5	1.6
Gaming	4.0	1.5
All Other	—	0.2
Eliminations	(15.3)	(4.7)
Intercompany net revenue	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$11.0	$79.8	$10.6	$101.4	$—	$101.4
Historical racing(a)	212.1	—	8.8	220.9	—	220.9
Racing event-related services	1.1	—	2.2	3.3	—	3.3
Gaming(a)	3.1	5.7	193.1	201.9	—	201.9
Other(a)	17.8	21.1	24.5	63.4	—	63.4
Total	$245.1	$106.6	$239.2	$590.9	$—	$590.9

	Three Months Ended March 31, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$11.0	$79.4	$11.6	$102.0	$—	$102.0
Historical racing(a)	185.3	—	6.0	191.3	—	191.3
Racing event-related services	1.0	—	1.9	2.9	—	2.9
Gaming(a)	2.6	4.4	205.5	212.5	—	212.5
Other(a)	14.5	11.0	25.0	50.5	0.3	50.8
Total	$214.4	$94.8	$250.0	$559.2	$0.3	$559.5
(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $13.4 million for the three months ended March 31, 2024 and $12.1 million for the three months ended March 31, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. OTHER BALANCE SHEET ITEMS
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	March 31, 2024	December 31, 2023
Trade receivables	$35.2	$42.6
Simulcast and online wagering receivables	49.4	44.9
Other receivables	35.7	24.4
	120.3	111.9
Allowance for credit losses	(5.3)	(5.0)
Total	$115.0	$106.9
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Account wagering deposits liability	$53.3	$58.7
Accrued salaries and related benefits	28.2	45.1
Purses payable	38.2	35.2
Accrued interest	76.6	49.4
Accrued fixed assets	69.5	88.6
Accrued gaming liabilities	27.3	29.5
Other	130.2	120.3
Total	$423.3	$426.8
11. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of March 31, 2024 and December 31, 2023 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of March 31, 2024, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.7 million.
Our investment in Rivers Des Plaines was $532.6 million and $541.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company received distributions from Rivers Des Plaines of $34.5 million and $33.8 million for the three months ended March 31, 2024 and 2023, respectively.
Miami Valley Gaming and Racing
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $115.2 million and $114.6 million as of March 31, 2024 and December 31, 2023, respectively. The Company received distributions from MVG of $10.5 million and $12.0 million for the three months ended March 31, 2024 and 2023, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended March 31,
(in millions)	2024	2023
Net revenue	$216.9	$220.6

Operating and SG&A expense	134.9	137.2
Depreciation and amortization	6.3	5.7
Total operating expense	141.2	142.9
Operating income	75.7	77.7
Interest and other, net	(11.0)	(10.9)
Net income	$64.7	$66.8

(in millions)	March 31, 2024	December 31, 2023
Assets
Current assets	$99.2	$104.8
Property and equipment, net	336.4	339.4
Other assets, net	270.1	266.1
Total assets	$705.7	$710.3
Liabilities and Members' Deficit
Current liabilities	$116.4	$106.2
Long-term debt	845.6	847.2
Other liabilities	0.8	0.7
Members' deficit	(257.1)	(243.8)
Total liabilities and members' deficit	$705.7	$710.3
12. FAIR VALUE OF ASSETS AND LIABILITIES
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
Debt
The fair value of the Company’s 2031 Senior Notes, 2030 Senior Notes, 2028 Senior Notes, and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's Term Loan B-1, Term Loan A, and Revolver under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$72.6	$72.6	$72.6	$—	$—
Financial liabilities:
Term Loan B-1	288.6	291.0	—	291.0	—
Term Loan A	1,212.9	1,218.7	—	1,218.7	—
Revolver	353.0	353.0	—	353.0	—
2027 Senior Notes	596.7	586.5	—	586.5	—
2028 Senior Notes	698.8	663.3	—	663.3	—
2030 Senior Notes	1,186.2	1,158.0	—	1,158.0	—
2031 Senior Notes	590.7	602.2		602.2

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.3	$77.3	$77.3	$—	$—
Financial liabilities:
Term Loan B-1	289.2	291.8	—	291.8	—
Term Loan A	1,228.7	1,235.0	—	1,235.0	—
Revolver	247.2	247.2	—	247.2	—
2027 Senior Notes	596.5	591.8	—	591.8	—
2028 Senior Notes	698.7	668.6	—	668.6	—
2030 Senior Notes	1,185.6	1,171.5	—	1,171.5	—
2031 Senior Notes	590.4	611.2	—	611.2	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Numerator for basic and diluted net income per common share:
Net income	$80.4	$155.7

Denominator for net income per common share:
Basic	74.1	75.3
Plus dilutive effect of stock awards	0.6	0.8
Diluted	74.7	76.1

Net income per common share data:
Basic net income	$1.09	$2.07
Diluted net income	$1.08	$2.05
15. SEGMENT INFORMATION
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
•Stock-based compensation expense;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
As of December 31, 2021, our property in Arlington Heights, Illinois ("Arlington") ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2023 are treated as an adjustment to EBITDA and are included in other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Live and Historical Racing	$245.1	$214.4
TwinSpires	106.6	94.8
Gaming	239.2	250.0
All Other	—	0.3
Net Revenue	$590.9	$559.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$248.9	$114.1	$243.2

Gaming taxes and purses	(65.0)	(4.9)	(80.5)
Marketing and advertising	(9.3)	(1.2)	(7.8)
Salaries and benefits	(26.8)	(7.9)	(38.0)
Content expense	(1.3)	(44.0)	(1.8)
Selling, general and administrative expense	(8.8)	(4.5)	(10.2)
Maintenance, insurance and utilities	(10.3)	(1.0)	(9.6)
Property and other taxes	(2.7)	(0.1)	(3.4)
Other operating expense	(23.9)	(10.9)	(18.3)
Other income	—	—	49.2
Adjusted EBITDA	$100.8	$39.6	$122.8

	Three Months Ended March 31, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$215.8	$96.3	$251.6

Gaming taxes and purses	(56.5)	(5.0)	(83.6)
Marketing and advertising	(8.2)	(1.4)	(8.6)
Salaries and benefits	(21.8)	(6.2)	(34.5)
Content expense	(1.5)	(43.0)	(1.8)
Selling, general and administrative expense	(8.7)	(2.3)	(12.2)
Maintenance, insurance and utilities	(9.3)	(0.9)	(9.8)
Property and other taxes	(1.2)	—	(3.3)
Other operating expense	(26.5)	(9.1)	(16.9)
Other income	—	1.0	48.6
Adjusted EBITDA	$82.1	$29.4	$129.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income	$80.4	$155.7

Additions:
Depreciation and amortization	46.9	37.9
Interest expense	70.4	64.7
Income tax provision	21.4	53.2
EBITDA	$219.1	$311.5

Adjustments to EBITDA:
Stock-based compensation expense	$7.2	$8.6
Pre-opening expense	8.3	3.2
Other expenses, net	0.2	3.7
Transaction expense, net	4.1	(0.2)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.3	9.8
Other charges and recoveries, net	(6.7)	0.3
Gain on sale of Arlington	—	(114.0)
Total adjustments to EBITDA	23.4	(88.6)
Adjusted EBITDA	$242.5	$222.9

Adjusted EBITDA by segment:
Live and Historical Racing	$100.8	$82.1
TwinSpires	39.6	29.4
Gaming	122.8	129.5
Total segment Adjusted EBITDA	263.2	241.0
All Other	(20.7)	(18.1)
Total Adjusted EBITDA	$242.5	$222.9

The table below presents total asset information for each of our segments:

(in millions)	March 31, 2024	December 31, 2023
Total assets:
Live and Historical Racing	$3,936.9	$3,872.9
TwinSpires	465.1	473.9
Gaming	1,956.5	1,920.9
Total segment assets	6,358.5	6,267.7
All Other	708.3	687.8
Total assets	$7,066.8	$6,955.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2024	2023
Capital expenditures:
Live and Historical Racing	$84.8	$108.4
TwinSpires	3.8	3.0
Gaming	61.3	20.7
Total segment capital expenditures	149.9	132.1
All Other	5.1	2.6
Total capital expenditures	$155.0	$134.7
16. SUBSEQUENT EVENTS
On April 8, 2024, the Company closed on the sale of 49% of the United Tote Company (“United Tote”), a wholly-owned subsidiary of CDI, to NYRA Content Management Solutions, LLC, a subsidiary of the New York Racing Association, Inc.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and / or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date that the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “will,” “scheduled”, and similar words or similar expressions (or negative versions of such words or expressions), although some forward-looking statements are expressed differently.
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
•the impact of any pandemics, epidemics, or outbreaks of infectious diseases, including possible new variants of COVID-19, and related economic matters on our results of operations, financial conditions, and prospects;
•lack of confidence in the integrity of our core businesses or any deterioration in our reputation;
•loss of key or highly skilled personnel, as well as general disruptions in the general labor market;
•the impact of significant competition, and the expectation that competition levels will increase;
•changes in consumer preferences, attendance, wagering, and sponsorships;
•risks associated with equity investments, strategic alliances, and other third-party agreements;
•inability to respond to rapid technological changes in a timely manner;
•concentration and evolution of slot machine and historical racing machine ("HRM") manufacturing and other technology conditions that could impose additional costs;
•failure to enter into or maintain agreements with industry constituents, including horsemen and other racetracks:
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
23

•compliance with the Foreign Corrupt Practices Act or other similar laws and regulations, or applicable anti-money laundering regulations;
•payment-related risks, such as risk associated with fraudulent credit card or debit card use;
•work stoppages and labor problems;
•risks related to pending or future legal proceedings and other actions;
•highly regulated operations and changes in the regulatory environment could adversely affect our business;
•restrictions in our debt facilities limiting our flexibility to operate our business;
•failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness;
•increases to interest rates (due to inflation or otherwise);
•disruption in the credit markets or changes to our credit ratings may adversely affect our business;
•increase in our insurance costs, or inability to obtain similar insurance coverage in the future, and any inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and
•other factors described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.
We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
24

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
•Stock-based compensation expense;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
As of December 31, 2021, our property in Arlington Heights, Illinois ("Arlington") ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2023 are treated as an adjustment to EBITDA and are included in other expenses, net in the Reconciliation of Comprehensive Income to Adjusted EBITDA.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
25

Governmental Regulations and Legislative Changes
We are subject to various federal, state, and international laws and regulations that affect our businesses. The ownership, operation, and management of our Live and Historical Racing, TwinSpires, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation, and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative actions should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, including Part I - Item 1, "Business" for a discussion of regulatory and legislative changes.
Specific State Gaming Regulations
Louisiana
In Louisiana, the 2021 Historical Horse Racing Act (the "2021 HHR Act") allows off-track betting facilities ("OTBs") to have up to 50 HRMs. On October 25, 2022, a number of individual plaintiffs associated with video poker and truckstops, filed a lawsuit in the 19th Judicial District Court in East Baton Rouge, Louisiana against certain racetracks in Louisiana, including our Fair Grounds Racecourse and Slots property, alleging that the 2021 HHR Act is unconstitutional to the extent it purports to permit historical racing in a parish without a referendum. On June 8, 2023, plaintiffs filed a motion for summary judgment on the constitutional issues raised in their complaint and a hearing was conducted on September 11, 2023.
On February 23, 2024 the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horseracing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horseracing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horseracing is unconstitutional. The summary judgment, which was certified as final for purposes of appeal, was entered on March 18, 2024, and the Company, along with other interested parties including the Louisiana Racing Commission, filed a joint motion for a suspensive appeal, which was entered on March 26, 2024. The suspensive appeal allows the continued operation of HHR during the pendency of the appeal before the Louisiana Supreme Court. The Company intends to vigorously defend the constitutionality of the HHR Act.
As of March 31, 2024, the Company had approximately 500 HRMs in OTBs in Louisiana. If the 2021 HHR Act is determined to be unconstitutional it could have an adverse impact on our Louisiana HRM results which are reported in our Gaming segment.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Net revenue	$590.9	$559.5	$31.4
Operating income	126.3	119.9	6.4
Operating income margin	21%	21%
Net income	80.4	155.7	(75.3)
Adjusted EBITDA	242.5	222.9	19.6
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
•Net revenue increased $31.4 million driven by a $30.7 million increase from the Live and Historical Racing segment primarily due to the opening of our Rosie's Emporia property in September 2023 and growth at our other HRM properties and an $11.8 million increase from the TwinSpires segment primarily due the Exacta Transaction. Partially offsetting these increases was an $11.1 million decrease primarily from the Gaming segment driven by our decision not to renew the management agreement at Lady Luck in June 2023 and inclement weather in January 2024 across many of our Gaming properties.
•Operating income increased $6.4 million due to a $16.8 million increase in the Live and Historical Racing segment primarily due to savings as a result of the Exacta Transaction, the opening of our Rosie's Emporia property in September 2023, and growth at our other HRM properties, a $9.6 million increase in the TwinSpires segment primarily due to the Exacta Transaction, and decreased All Other net operating expenses of $2.6 million primarily related to

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
26

Arlington exit costs in 2023. Partially offsetting these increases to operating income was a $15.8 million decrease in the Gaming segment primarily due to inclement weather at many of our Gaming properties in January 2024, a $4.3 million increase in transaction expenses, and a $2.5 million increase in selling, general and administrative expenses.
•Net income decreased $75.3 million. The following impacted the comparability of the Company's net income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023: an $86.2 million after-tax gain on the sale of the Arlington property in the prior year quarter and a $4.4 million after-tax net increase in adjustments related to transaction, pre-opening and other expenses, partially offset by a $5.2 million after-tax increase of other recoveries, net related to non-recurring insurance claim recoveries. Excluding these items, net income increased $10.1 million primarily due to a $14.7 million after-tax increase primarily driven by the results of our operations, partially offset by a $4.6 million after-tax increase in interest expense associated with higher outstanding debt balances and higher interest rates.
•Adjusted EBITDA increased $19.6 million driven by an $18.7 million increase from the Live and Historical Racing segment primarily due to $5.8 million of savings as a result of the Exacta Transaction and a $12.9 million increase due to the growth at our HRM properties and the opening of our Rosie's Emporia property in September 2023, and a $10.2 million increase from the TwinSpires segment primarily attributable to the Exacta Transaction. Partially offsetting these increases was a $6.7 million decrease from the Gaming segment primarily due to inclement weather in January 2024 at many of our Gaming properties and a decrease in All Other adjusted EBITDA of $2.6 million driven by increased corporate compensation expenses and administrative fees.
Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,		Change
(in millions)	2024	2023
Live and Historical Racing	$248.9	$215.8	$33.1
TwinSpires	114.1	96.3	17.8
Gaming	243.2	251.6	(8.4)
All Other	—	0.3	(0.3)
Eliminations	(15.3)	(4.5)	(10.8)
Net Revenue	$590.9	$559.5	$31.4
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
•Live and Historical Racing revenue increased $33.1 million due to an $18.3 million increase attributable to growth at our Kentucky HRM properties, a $13.5 million increase attributable to growth at our Virginia properties and the opening of our Rosie's Emporia property in September 2023, and a $1.3 million increase at our other Live and Historical Racing properties.
•TwinSpires revenue increased $17.8 million due to a $14.3 million increase attributable to the Exacta Transaction, a $2.3 million increase attributable to our retail and online sports betting business, and a $1.2 million increase in Horse Racing revenue.
•Gaming revenue decreased $8.4 million due to a $6.3 million decrease in Pennsylvania primarily due to our decision not to renew the management agreement at Lady Luck in June 2023 and a $2.1 million net decrease at our other gaming properties primarily due to inclement weather in January 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
27

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,		Change
(in millions)	2024	2023
Gaming taxes and purses	$150.4	$145.5	$4.9
Salaries and benefits	74.9	62.9	12.0
Content expense	38.2	42.4	(4.2)
Selling, general and administrative expense	54.8	52.3	2.5
Depreciation and amortization	46.9	37.9	9.0
Marketing and advertising	19.2	18.0	1.2
Maintenance, insurance and utilities	20.9	20.9	—
Property and other taxes	6.4	6.8	(0.4)
Transaction expense, net	4.1	(0.2)	4.3
Other operating expense	48.8	53.1	(4.3)
Total expense	$464.6	$439.6	$25.0
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Increased gaming taxes and purses, salaries and benefits, selling, general and administrative, marketing and advertising, and depreciation and amortization increased primarily due to the Exacta Transaction in August 2023, the opening of our Rosie's Emporia property in late September 2023 and our Derby City Gaming Downtown property in December 2023, and added costs related to Terre Haute Casino in Indiana that opened on April 5, 2024 and The Rose HRM entertainment facility that is scheduled to open in late September 2024.
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

	Three Months Ended March 31,		Change
(in millions)	2024	2023
Live and Historical Racing	$100.8	$82.1	$18.7
TwinSpires	39.6	29.4	10.2
Gaming	122.8	129.5	(6.7)
Total Segment Adjusted EBITDA	263.2	241.0	22.2
All Other	(20.7)	(18.1)	(2.6)
Total Adjusted EBITDA	$242.5	$222.9	$19.6
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
•Live and Historical Racing Adjusted EBITDA increased $18.7 million due to a $12.9 million increase attributable to growth at our Virginia properties which includes $5.8 million of savings related to the Exacta Transaction, and an $8.5 million increase from our Kentucky HRM properties. These increases were offset by a $2.7 million decrease at Churchill Downs Racetrack driven by increased maintenance and promotional expenses in preparation for the 150th Kentucky Oaks and Derby.
•TwinSpires Adjusted EBITDA increased $10.2 million due to a $9.4 million increase attributable to the Exacta Transaction and a $1.4 million increase attributable to our retail and online sports betting business, partially offset by a $0.6 million decrease in Horse Racing primarily driven by lower retail volume.
•Gaming Adjusted EBITDA decreased $6.7 million primarily due to inclement weather in January 2024 at many of our gaming properties.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
28

•All Other Adjusted EBITDA decreased $2.6 million driven primarily by increased corporate compensation related expenses and other corporate administrative expenses.
Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March 31,		Change
(in millions)	2024	2023
Net income and comprehensive income	$80.4	$155.7	$(75.3)

Additions:
Depreciation and amortization	46.9	37.9	9.0
Interest expense	70.4	64.7	5.7
Income tax provision	21.4	53.2	(31.8)
EBITDA	$219.1	$311.5	$(92.4)

Adjustments to EBITDA:
Stock-based compensation expense	$7.2	$8.6	$(1.4)
Pre-opening expense	8.3	3.2	5.1
Other expense, net	0.2	3.7	(3.5)
Transaction expense, net	4.1	(0.2)	4.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.3	9.8	0.5
Other charges and recoveries, net	(6.7)	0.3	(7.0)
Gain on sale of Arlington	—	(114.0)	114.0
Total adjustments to EBITDA	23.4	(88.6)	112.0
Adjusted EBITDA	$242.5	$222.9	$19.6
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	March 31, 2024	December 31, 2023	Change
Total assets	$7,066.8	$6,955.5	$111.3
Total liabilities	6,239.9	6,061.9	178.0
Total shareholders' equity	826.9	893.6	(66.7)
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $111.3 million driven by increased capital expenditures primarily at the Terre Haute Casino Resort, Churchill Downs Racetrack, and The Rose Gaming Resort in Dumfries, Virginia.
•Total liabilities increased $178.0 million driven by increased long-term debt and deferred revenue primarily due to increased advanced ticket sales related to the 150th Kentucky Derby.
•Total shareholders’ equity decreased $66.7 million driven by current year share repurchases, partially offset by net income.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
29

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,		Change
Cash flows from:	2024	2023
Operating activities	$254.7	$215.9	$38.8
Investing activities	(153.4)	54.5	(207.9)
Financing activities	(101.1)	(237.7)	136.6
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023
•Cash flows provided by operating activities increased $38.8 million driven primarily by a decrease in cash used for working capital, an increase in operating income, and decreased interest paid in 2024. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities increased $207.9 million driven by $195.7 million proceeds from the Arlington sale in 2023 and an increase in capital project expenditures in 2024 primarily at the Terre Haute Casino Resort, Churchill Downs Racetrack, and The Rose Gaming Resort in Dumfries, Virginia.
•Cash flows used in financing activities decreased $136.6 million primarily driven by a net paydown of debt in the first quarter of 2023, partially offset by share repurchases in the first quarter of 2024.
We have announced several project capital investments, including the following: Churchill Downs Racetrack Paddock Project, Owensboro Racing & Gaming in Owensboro, Kentucky, a New Hampshire HRM facility, and The Rose Gaming Resort in Dumfries, Virginia. We currently expect our project capital to be approximately $450.0 to $550.0 million in 2024, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. During the first quarter of 2024, we repurchased 184,821 shares of the Company's common stock under the 2021 Stock Repurchase Program for a total cost of $22.0 million. We had approximately $192.9 million of repurchase authority remaining under this program on March 31, 2024.
On January 2, 2024, the Company closed on an agreement, dated December 18, 2023, with an affiliate of The Duchossois Group ("TDG") to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share in a privately negotiated transaction for an aggregate purchase price of $123.8 million. This represented a discount of 4.03% to the closing price on December 15, 2023 of $128.95. The repurchase of shares of common stock from TDG was approved by the Company's Board of Directors separately from and did not reduce the authorized amount remaining under the existing common stock repurchase program. The repurchase of the shares was funded using available cash and borrowings under the Company’s senior secured credit facility.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
30

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	March 31, 2024	December 31, 2023	Change
Revolver	$353.0	$247.2	$105.8
Term Loan B-1 due 2028	291.0	291.8	(0.8)
Term Loan A due 2027	1,218.7	1,235.0	(16.3)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	4,962.7	4,874.0	88.7
Current maturities of long-term debt	(68.0)	(68.0)	—
Total debt, net of current maturities	4,894.7	4,806.0	88.7
Issuance costs, net of premiums and discounts	(35.8)	(37.7)	1.9
Net debt	$4,858.9	$4,768.3	$90.6
Credit Agreement
At March 31, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $300.0 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.3 billion senior secured term loan A due 2027 (the "Term Loan A"), and $100.0 million swing line commitment.
Term Loan B-1 bears interest at the Secured Overnight Financing Rate ("SOFR") plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $841.9 million available borrowing capacity, after consideration of $5.1 million in outstanding letters of credit, under the Revolver as of March 31, 2024.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2024, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $198.5 million assuming no change in the weighted average borrowing rate of 7.01%, which was in place as of March 31, 2024. During the three months ended March 31, 2024, we had repayments of principal and interest on the Revolver of $136.2 million.
2027 Senior Notes
As of March 31, 2024, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of March 31, 2024, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
31

2030 Senior Notes
As of March 31, 2024, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of March 31, 2024, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of March 31, 2024, minimum rent payable under operating leases was $24.4 million, with $5.9 million due in the next twelve months. As of March 31, 2024, minimum rent payable accounted for as financing obligations was $58.7 million, with $4.9 million due in the next twelve months.
Other Contractual Obligations
The Company has other contractual obligations that consist primarily of minimum guarantees with commitments of $14.0 million, $1.5 million of which is due within the next twelve months.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On March 31, 2024, we had $1.9 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $13.7 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
32

effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
33

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 13, Contingencies, in the notes to our condensed consolidated financial statements, for further information.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 2024(2)	1,000,000	$123.75	—	$214.9
February 2024	61,463	122.83	—	214.9
March 2024	184,964	118.74	184,821	192.9
Total	1,246,427	$122.96	184,821
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior authorization. The repurchase program has no time limit and may be suspended or discontinued at any time.
(2)On January 2, 2024, the Company closed on an agreement (the “2023 Stock Repurchase Agreement”) with an affiliate of The Duchossois Group ("TDG") to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share. The repurchase of shares of common stock from TDG pursuant to the 2023 Stock Repurchase Agreement was approved by the Company's Board of Directors separately from and did not reduce the authorized amount remaining under the existing common stock repurchase program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
34

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

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 24, 2024	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 24, 2024	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
36