Form 10-Q
period 2024-06-30
Churchill Downs Inc
filed 2024-07-24
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 17, 2024 was 73,416,581 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2024	2023	2024	2023
Net revenue:
Live and Historical Racing	$464.7	$385.0	$709.8	$599.4
TwinSpires	151.7	137.4	258.3	232.2
Gaming	274.2	245.9	513.4	495.9
All Other	0.1	0.2	0.1	0.5
Total net revenue	890.7	768.5	1,481.6	1,328.0
Operating expense:
Live and Historical Racing	221.4	204.2	378.6	347.5
TwinSpires	89.3	80.7	157.2	146.4
Gaming	188.4	179.2	366.9	352.7
All Other	3.6	5.7	5.7	10.7
Selling, general and administrative expense	57.4	48.1	112.2	100.4
Asset impairments	—	24.5	—	24.5
Transaction expense, net	0.6	0.5	4.7	0.3
Total operating expense	560.7	542.9	1,025.3	982.5
Operating income	330.0	225.6	456.3	345.5
Other (expense) income:
Interest expense, net	(73.5)	(65.2)	(143.9)	(129.9)
Equity in income of unconsolidated affiliates	37.7	38.8	75.5	77.1
Gain on sale of Arlington	—	—	—	114.0
Miscellaneous, net	0.1	—	8.2	1.4
Total other (expense) income	(35.7)	(26.4)	(60.2)	62.6
Income from operations before provision for income taxes	294.3	199.2	396.1	408.1
Income tax provision	(84.1)	(56.2)	(105.5)	(109.4)
Net income	210.2	143.0	290.6	298.7
Net income attributable to noncontrolling interest	0.9	—	0.9	—
Net income attributable to Churchill Downs Incorporated	$209.3	$143.0	$289.7	$298.7

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$2.82	$1.90	$3.90	$3.97

Diluted net income	$2.79	$1.86	$3.87	$3.90

Weighted average shares outstanding:
Basic	73.9	75.3	74.0	75.3
Diluted	74.6	76.9	74.6	76.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$140.3	$144.5
Restricted cash	90.6	77.3
Accounts receivable, net	136.1	106.9
Income taxes receivable	—	12.6
Other current assets	69.0	59.5
Total current assets	436.0	400.8
Property and equipment, net	2,752.4	2,561.2
Investment in and advances to unconsolidated affiliates	648.8	655.9
Goodwill	900.2	899.9
Other intangible assets, net	2,414.4	2,418.4
Other assets	18.3	19.3
Total assets	$7,170.1	$6,955.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$215.0	$158.5
Accrued expenses and other current liabilities	419.1	426.8
Income taxes payable	41.3	—
Current deferred revenue	19.2	73.2
Current maturities of long-term debt	68.0	68.0
Dividends payable	0.6	29.3
Total current liabilities	763.2	755.8
Long-term debt, net of current maturities and loan origination fees	1,717.6	1,697.1
Notes payable, net of debt issuance costs	3,073.7	3,071.2
Non-current deferred revenue	20.1	11.8
Deferred income taxes	407.9	388.2
Other liabilities	140.6	137.8
Total liabilities	6,123.1	6,061.9
Commitments and contingencies
Redeemable noncontrolling interest	16.1	—
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	1,031.9	894.5
Accumulated other comprehensive loss	(1.0)	(0.9)
Total Churchill Downs Incorporated shareholders' equity	1,030.9	893.6
Total liabilities and shareholders' equity	$7,170.1	$6,955.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2023	74.5	$—	$894.5	$(0.9)	$893.6
Net income attributable to Churchill Downs Incorporated			80.4		80.4
Issuance of common stock	0.3				—
Repurchase of common stock	(1.2)	(7.2)	(138.5)		(145.7)
Taxes paid related to net share settlement of stock awards	(0.1)		(7.6)		(7.6)
Stock-based compensation		7.2			7.2
Other			(1.0)		(1.0)
Balance, March 31, 2024	73.5	$—	$827.8	$(0.9)	$826.9
Net income attributable to Churchill Downs Incorporated			209.3		209.3
Repurchase of common stock	(0.1)	(8.9)	(4.1)		(13.0)
Taxes paid related to net share settlement of stock awards			(0.2)		(0.2)
Stock-based compensation		8.9			8.9
Other			(0.9)	(0.1)	(1.0)
Balance, June 30, 2024	73.4	$—	$1,031.9	$(1.0)	$1,030.9

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2022	74.8	$—	$552.4	$(0.9)	$551.5
Net income			155.7		155.7
Issuance of common stock	0.2				—
Taxes paid related to net share settlement of stock awards	(0.1)	(8.6)	(2.7)		(11.3)
Stock-based compensation		8.6			8.6
Other			(0.3)		(0.3)
Balance, March 31, 2023	74.9	$—	$705.1	$(0.9)	$704.2
Net income			143.0		143.0
Taxes paid related to net share settlement of stock awards		(0.1)			(0.1)
Stock-based compensation		8.1			8.1
Other			(1.4)		(1.4)
Balance, June 30, 2023	74.9	$8.0	$846.7	$(0.9)	$853.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$290.6	$298.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.1	79.7
Distributions from unconsolidated affiliates	81.7	91.7
Equity in income of unconsolidated affiliates	(75.5)	(77.1)
Stock-based compensation	16.1	16.7
Deferred income taxes	19.7	32.4
Asset impairments	—	24.5
Amortization of operating lease assets	2.7	3.5
Gain on sale of Arlington	—	(114.0)
Other	4.8	3.6
Changes in operating assets and liabilities:
Income taxes	52.9	41.6
Deferred revenue	(45.7)	(15.5)
Other assets and liabilities	28.3	16.8
Net cash provided by operating activities	471.7	402.6
Cash flows from investing activities:
Capital maintenance expenditures	(34.8)	(30.2)
Capital project expenditures	(257.2)	(282.2)
Proceeds from sale of Arlington	—	195.7
Other	1.9	(2.3)
Net cash used in investing activities	(290.1)	(119.0)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	617.4	1,223.3
Repayments of borrowings under long-term debt obligations	(598.3)	(1,201.4)
Payment of dividends	(28.8)	(26.7)
Repurchase of common stock	(154.7)	(0.5)
Taxes paid related to net share settlement of stock awards	(10.5)	(13.2)
Debt issuance costs	—	(12.2)
Change in bank overdraft	2.6	(16.2)
Other	(1.2)	(0.8)
Net cash used in financing activities	(173.5)	(47.7)
Cash flows from discontinued operations:
Operating activities of discontinued operations	1.0	0.5
Net increase in cash, cash equivalents and restricted cash	9.1	236.4
Cash, cash equivalents and restricted cash, beginning of period	221.8	204.7
Cash, cash equivalents and restricted cash, end of period	$230.9	$441.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$155.4	$135.4
Cash paid for income taxes	33.1	35.6
Cash received from income tax refunds	1.2	0.8
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$78.8	$51.4
Right-of-use assets obtained in exchange for lease obligations in operating leases	3.2	1.1
Right-of-use assets obtained in exchange for lease obligations in finance leases	3.6	33.2
Repurchase of common stock included in accrued expense and other current liabilities	4.0	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
In April 2024, the Company closed on the sale of 49% of the United Tote Company (“United Tote”), a wholly-owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc. Refer to Note 11, Redeemable Noncontrolling Interest, for further information on the transaction.
We conduct our business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. We aggregate our other businesses as well as certain corporate operations in All Other. We report net revenue and operating expense associated with these reportable segments in the accompanying Condensed Consolidated Statements of Comprehensive Income.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACQUISITIONS
Exacta Systems
On August 22, 2023, the Company completed its acquisition of Exacta Systems, LLC ("Exacta") for a purchase consideration of $248.2 million, net of cash acquired, which consisted of a $241.3 million cash payment and $6.9 million of deferred payments, which are payable over two years from acquisition (the "Exacta Transaction"). As of June 30, 2024, there were $4.9 million deferred payments remaining. Exacta is a leading provider of central determinate system technology in Historical Racing Machines ("HRMs") across the country. The Exacta Transaction enables the Company to realize significant synergies related to the Company’s HRM operations. Exacta operates within the Company’s TwinSpires segment and will continue to service its growing portfolio of third-party HRM operators in Kentucky, Wyoming, and New Hampshire and plans to expand its international presence.
Goodwill of $177.4 million related to the Exacta Transaction was recognized, of which $96.0 million was allocated to the Live and Historical Racing segment and $81.4 million was allocated to the TwinSpires segment. The goodwill related to the Exacta Transaction is deductible for tax purposes.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is composed of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2023	$376.2	$233.4	$290.3	$—	$899.9
Adjustments	0.1	0.2	—	—	0.3
Balances as of June 30, 2024	$376.3	$233.6	$290.3	$—	$900.2
We performed our annual goodwill impairment analysis as of April 1, 2024, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$96.0	$(28.9)	$67.1	$97.5	$(26.4)	$71.1
Indefinite-lived intangible assets			2,347.3			2,347.3
Total			$2,414.4			$2,418.4
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
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2024. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INCOME TAXES
The Company’s effective income tax rate for the three months ended June 30, 2024 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer's compensation. The Company's effective income tax rate for the six months ended June 30, 2024 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer's compensation, partially offset by a benefit from the remeasurement of deferred income tax liabilities, primarily related to certain entity classification elections made in the first quarter of 2024 that decreased income attributable to states with higher tax rates compared to the prior year.
The Company’s effective income tax rate for the three months and six months ended June 30, 2023 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
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
We repurchased the following shares under the 2021 Stock Repurchase Program:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except share data)	2024		2023		2024		2023
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	93,874	$13.0	—	$—	278,695	$35.0	—	$—
We had approximately $179.9 million of repurchase authority remaining under the 2021 Stock Repurchase Program at June 30, 2024, based on trade date.
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
7. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $8.9 million and $16.1 million for the three months and six months ended June 30, 2024 and $8.1 million and $16.7 million for the three months and six months ended June 30, 2023, respectively.
During the six months ended June 30, 2024, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2024 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs and PSUs granted during 2024 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2024	RSU	140	Vest equally over three service periods ending in 2026
2024	PSU	63	Three-year performance and service period ending in 2026
2024	RSA	4	One-year service period ending in 2025
(1) PSUs reflect the target number of units for the original PSU grant.
8. DEBT
The following table presents our total debt outstanding:

(in millions)	June 30, 2024	December 31, 2023
Term Loan B-1 due 2028	$290.2	$291.8
Term Loan A due 2029	1,202.5	1,235.0
Revolver	300.4	247.2
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	4,893.1	4,874.0
Current maturities of long-term debt	(68.0)	(68.0)
Unamortized premium and deferred finance charges	(33.8)	(37.7)
Total debt, net of current maturities and costs	$4,791.3	$4,768.3

Credit Agreement
At June 30, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $290.2 million senior secured term loan B-1 (the "Term Loan B-1"), $1.2 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier “springing maturity” if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt’s stated maturity date, and (ii) amend certain other provisions of the Credit Agreement.
Term Loan B-1 bears interest at the Secured Overnight Financing Rate ("SOFR") plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $893.5 million available borrowing capacity, after consideration of $6.0 million in outstanding letters of credit, under the Revolver as of June 30, 2024.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2024, the Company's commitment fee rate was 0.25%.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2027 Senior Notes
As of June 30, 2024, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of June 30, 2024, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of June 30, 2024, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of June 30, 2024, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2024, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $252.3 million. The revenue we expect to recognize on these remaining performance obligations is $1.6 million for the remainder of 2024, $51.9 million in 2025, $52.7 million in 2026, and the remainder thereafter.
As of June 30, 2024, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of June 30, 2024 and December 31, 2023, contract assets were not material.
As of June 30, 2024 and December 31, 2023, contract liabilities were $46.6 million and $92.3 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to recognized deferred revenue related to the 150th Kentucky Derby. We recognized $67.2 million and $73.0 million of revenue during the three months and six months ended June 30, 2024, respectively, which was included in the contract liabilities balance at December 31, 2023. We recognized $38.8 million and $42.4 million of revenue during the three months and six months ended June 30, 2023, respectively, which was included in the contract liabilities balance at December 31, 2022.
Disaggregation of Revenue
The Company has included its disaggregated revenue disclosures as follows:
•For the Live and Historical Racing segment, revenue is disaggregated between Churchill Downs Racetrack and historical racing properties given that Churchill Downs Racetrack revenue primarily revolves around live racing events while our other Live and Historical Racing properties' revenues primarily revolve around historical racing. This

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
segment is also disaggregated by location given the geographic economic factors that affect the revenue of service offerings. Within the Live and Historical Racing segment, revenue is further disaggregated between live and simulcast racing, historical racing, racing event-related services, and other services.
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$228.0	$178.3	$231.1	$180.7
Louisville	53.1	45.3	106.8	89.3
Northern Kentucky	22.0	17.3	50.5	43.6
Southwestern Kentucky	40.2	37.6	78.8	74.1
Western Kentucky	6.1	9.4	12.9	14.2
Virginia	111.9	94.6	223.1	192.3
New Hampshire	3.4	2.5	6.6	5.2
Total Live and Historical Racing	$464.7	$385.0	$709.8	$599.4

TwinSpires:	$151.7	$137.4	$258.3	$232.2

Gaming:
Florida	$26.5	$26.0	$52.6	$52.1
Iowa	23.5	24.0	46.9	48.5
Indiana	33.9	—	33.9	—
Louisiana	37.1	33.8	81.4	77.9
Maine	26.8	29.5	53.6	57.2
Maryland	26.2	27.6	47.8	50.9
Mississippi	24.5	25.8	50.5	53.3
New York	46.5	44.6	91.5	89.1
Pennsylvania	29.2	34.6	55.2	66.9
Total Gaming	274.2	245.9	513.4	495.9
All Other	0.1	0.2	0.1	0.5
Net revenue from external customers	$890.7	$768.5	$1,481.6	$1,328.0

Intercompany net revenues:
Live and Historical Racing	$25.5	$23.0	$29.3	$24.4
TwinSpires	8.2	1.7	15.7	3.3
Gaming	0.2	2.0	4.2	3.6
All Other	1.8	—	1.8	—
Eliminations	(35.7)	(26.7)	(51.0)	(31.3)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$50.4	$115.4	$4.5	$170.3	$—	$170.3
Historical racing(a)	212.1	—	9.3	221.4	—	221.4
Racing event-related services	176.0	—	1.4	177.4	—	177.4
Gaming(a)	3.3	4.3	228.1	235.7	—	235.7
Other(a)	22.9	32.0	30.9	85.8	0.1	85.9
Total	$464.7	$151.7	$274.2	$890.6	$0.1	$890.7

	Three Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$40.2	$117.5	$3.2	$160.9	$—	$160.9
Historical racing(a)	184.1	—	7.0	191.1	—	191.1
Racing event-related services	136.7	—	1.5	138.2	—	138.2
Gaming(a)	2.5	1.2	206.9	210.6	—	210.6
Other(a)	21.5	18.7	27.3	67.5	0.2	67.7
Total	$385.0	$137.4	$245.9	$768.3	$0.2	$768.5
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $14.2 million for the three months ended June 30, 2024 and $12.3 million for the three months ended June 30, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$61.4	$195.2	$15.1	$271.7	$—	$271.7
Historical racing(a)	424.2	—	18.1	442.3	—	442.3
Racing event-related services	177.1	—	3.6	180.7	—	180.7
Gaming(a)	6.4	10.0	421.2	437.6	—	437.6
Other(a)	40.7	53.1	55.4	149.2	0.1	149.3
Total	$709.8	$258.3	$513.4	$1,481.5	$0.1	$1,481.6

	Six Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$51.2	$196.9	$14.8	$262.9	$—	$262.9
Historical racing(a)	369.4	—	13.0	382.4	—	382.4
Racing event-related services	137.7	—	3.4	141.1	—	141.1
Gaming(a)	5.1	5.6	412.4	423.1	—	423.1
Other(a)	36.0	29.7	52.3	118.0	0.5	118.5
Total	$599.4	$232.2	$495.9	$1,327.5	$0.5	$1,328.0
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $27.6 million for the six months ended June 30, 2024 and $24.5 million for the six months ended June 30, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	June 30, 2024	December 31, 2023
Trade receivables	$56.8	$42.6
Simulcast and online wagering receivables	54.6	44.9
Other receivables	30.6	24.4
	142.0	111.9
Allowance for credit losses	(5.9)	(5.0)
Total	$136.1	$106.9
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Account wagering deposits liability	$74.0	$58.7
Accrued salaries and related benefits	35.1	45.1
Purses payable	39.0	35.2
Accrued interest	48.9	49.4
Accrued fixed assets	64.1	88.6
Accrued gaming liabilities	29.6	29.5
Other	128.4	120.3
Total	$419.1	$426.8
11. REDEEMABLE NONCONTROLLING INTEREST
In April 2024, the Company closed on the sale of 49% of United Tote, a wholly-owned subsidiary of CDI, to NYRA. NYRA's interest includes certain embedded redemption features, such as a put right, that are not exclusively within the Company’s control. NYRA's interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity on the Company’s Condensed Consolidated Balance Sheets.
The redeemable noncontrolling interest is initially accounted for at fair value and subsequently adjusted to the greater of the redemption value or the carrying value. Redeemable noncontrolling interest adjustments of carrying value to redemption value are reflected in retained earnings and are also included as an adjustment to income available to the Company’s shareholders in the calculation of earnings per share (See Note 15, Net Income Per Common Share Computations). The table below depicts changes in the Company’s redeemable noncontrolling interest balance.

(in millions)
Balance, December 31, 2023	$—
Redeemable noncontrolling interest initial measurement	14.4
Net income attributable to redeemable noncontrolling interest	0.9
Redemption value adjustment	0.8
Balance, June 30, 2024	$16.1
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of June 30, 2024 and December 31, 2023 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of June 30, 2024, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.8 million.
Our investment in Rivers Des Plaines was $535.1 million and $541.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company received distributions from Rivers Des Plaines of $58.7 million and $68.2 million for the six months ended June 30, 2024 and 2023, respectively.
Miami Valley Gaming and Racing
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $113.7 million and $114.6 million as of June 30, 2024 and December 31, 2023, respectively. The Company received distributions from MVG of $23.0 million and $23.5 million for the six months ended June 30, 2024 and 2023, respectively.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net revenue	$215.9	$218.7	$432.8	$439.3

Operating and SG&A expense	132.2	135.0	267.1	272.2
Depreciation and amortization	7.0	5.9	13.3	11.6
Total operating expense	139.2	140.9	280.4	283.8
Operating income	76.7	77.8	152.4	155.5
Interest and other, net	(11.4)	(10.7)	(22.4)	(21.6)
Net income	$65.3	$67.1	$130.0	$133.9

(in millions)	June 30, 2024	December 31, 2023
Assets
Current assets	$91.9	$104.8
Property and equipment, net	334.3	339.4
Other assets, net	270.1	266.1
Total assets	$696.3	$710.3
Liabilities and Members' Deficit
Current liabilities	$103.7	$106.2
Long-term debt	847.0	847.2
Other liabilities	0.8	0.7
Members' deficit	(255.2)	(243.8)
Total liabilities and members' deficit	$696.3	$710.3
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
18

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

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$90.6	$90.6	$90.6	$—	$—
Financial liabilities:
Term Loan B-1	288.0	287.3	—	287.3	—
Term Loan A	1,197.2	1,137.5	—	1,137.5	—
Revolver	300.4	300.4	—	300.4	—
2027 Senior Notes	597.0	589.5	—	589.5	—
2028 Senior Notes	698.9	669.3	—	669.3	—
2030 Senior Notes	1,186.8	1,165.8	—	1,165.8	—
2031 Senior Notes	591.0	602.5		602.5

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.3	$77.3	$77.3	$—	$—
Financial liabilities:
Term Loan B-1	289.2	291.8	—	291.8	—
Term Loan A	1,228.7	1,235.0	—	1,235.0	—
Revolver	247.2	247.2	—	247.2	—
2027 Senior Notes	596.5	591.8	—	591.8	—
2028 Senior Notes	698.7	668.6	—	668.6	—
2030 Senior Notes	1,185.6	1,171.5	—	1,171.5	—
2031 Senior Notes	590.4	611.2	—	611.2	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$209.3	$143.0	$289.7	$298.7
Adjustments related to redeemable noncontrolling interest	(0.8)	—	(0.8)	—
Net income attributable to common shareholders	$208.5	$143.0	$288.9	$298.7

Denominator for net income per common share:
Basic	73.9	75.3	74.0	75.3
Plus dilutive effect of stock awards	0.7	1.6	0.6	1.2
Diluted	74.6	76.9	74.6	76.5

Net income per common share data:
Basic net income	$2.82	$1.90	$3.90	$3.97
Diluted net income	$2.79	$1.86	$3.87	$3.90
16. SEGMENT INFORMATION
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
Adjusted EBITDA includes our portion of EBITDA from our equity investments and the portion of EBITDA attributable to a noncontrolling interest.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Live and Historical Racing	$464.7	$385.0	$709.8	$599.4
TwinSpires	151.7	137.4	258.3	232.2
Gaming	274.2	245.9	513.4	495.9
All Other	0.1	0.2	0.1	0.5
Net Revenue	$890.7	$768.5	$1,481.6	$1,328.0

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$490.2	$159.9	$274.4

Gaming taxes and purses	(100.0)	(7.3)	(83.5)
Marketing and advertising	(12.5)	(4.9)	(9.2)
Salaries and benefits	(36.5)	(8.0)	(40.3)
Content expense	(2.1)	(73.3)	(2.6)
Selling, general and administrative expense	(8.5)	(4.3)	(11.8)
Maintenance, insurance and utilities	(11.5)	(1.0)	(11.1)
Property and other taxes	(1.8)	—	(3.3)
Other operating expense	(38.3)	(14.9)	(20.2)
Other income	0.2	—	48.3
Adjusted EBITDA	$279.2	$46.2	$140.7

	Three Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$408.0	$139.1	$247.9

Gaming taxes and purses	(85.4)	(7.0)	(81.7)
Marketing and advertising	(12.1)	(5.3)	(9.0)
Salaries and benefits	(30.3)	(7.5)	(39.5)
Content expense	(2.0)	(68.7)	(2.7)
Selling, general and administrative expense	(7.3)	(2.7)	(10.3)
Maintenance, insurance and utilities	(10.1)	(0.8)	(9.6)
Property and other taxes	(1.5)	(0.1)	(3.0)
Other operating expense	(36.0)	(13.1)	(17.4)
Other income	0.2	—	48.7
Adjusted EBITDA	$223.5	$33.9	$123.4

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$739.1	$274.0	$517.6

Gaming taxes and purses	(165.0)	(12.2)	(164.0)
Marketing and advertising	(21.8)	(6.1)	(17.0)
Salaries and benefits	(63.3)	(15.9)	(78.3)
Content expense	(3.4)	(117.3)	(4.4)
Selling, general and administrative expense	(17.3)	(8.8)	(22.0)
Maintenance, insurance and utilities	(21.8)	(2.0)	(20.7)
Property and other taxes	(4.5)	(0.1)	(6.7)
Other operating expense	(62.2)	(25.8)	(38.5)
Other income	0.2	—	97.5
Adjusted EBITDA	$380.0	$85.8	$263.5

	Six Months Ended June 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$623.8	$235.5	$499.5

Gaming taxes and purses	(141.9)	(12.0)	(165.3)
Marketing and advertising	(20.3)	(6.7)	(17.6)
Salaries and benefits	(52.1)	(13.7)	(74.0)
Content expense	(3.5)	(111.7)	(4.5)
Selling, general and administrative expense	(16.0)	(5.1)	(22.5)
Maintenance, insurance and utilities	(19.4)	(1.7)	(19.4)
Property and other taxes	(2.7)	(0.1)	(6.3)
Other operating expense	(62.5)	(22.2)	(34.3)
Other income	0.2	1.0	97.3
Adjusted EBITDA	$305.6	$63.3	$252.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income attributable to Churchill Downs Incorporated	$209.3	$143.0	$289.7	$298.7
Net income attributable to noncontrolling interest	0.9	—	0.9	—
Net income and comprehensive income	210.2	143.0	290.6	298.7

Additions:
Depreciation and amortization	49.2	41.8	96.1	79.7
Interest expense	73.5	65.2	143.9	129.9
Income tax provision	84.1	56.2	105.5	109.4
EBITDA	$417.0	$306.2	$636.1	$617.7

Adjustments to EBITDA:
Stock-based compensation expense	$8.9	$8.1	$16.1	$16.7
Pre-opening expense	7.5	3.2	15.8	6.4
Arlington exit costs	—	5.9	—	9.3
Other expenses, net	0.1	6.6	0.3	6.9
Asset impairments	—	24.5	—	24.5
Transaction expense, net	0.6	0.5	4.7	0.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.5	9.9	20.8	19.7
Rivers Des Plaines' legal reserves and transaction costs	0.3	—	0.3	—
Other charges and recoveries, net	(0.1)	(1.2)	(6.8)	(0.9)
Gain on sale of Arlington	—	—	—	(114.0)
Total adjustments to EBITDA	27.8	57.5	51.2	(31.1)
Adjusted EBITDA	$444.8	$363.7	$687.3	$586.6

Adjusted EBITDA by segment:
Live and Historical Racing	$279.2	$223.5	$380.0	$305.6
TwinSpires	46.2	33.9	85.8	63.3
Gaming	140.7	123.4	263.5	252.9
Total segment Adjusted EBITDA	466.1	380.8	729.3	621.8
All Other	(21.3)	(17.1)	(42.0)	(35.2)
Total Adjusted EBITDA	$444.8	$363.7	$687.3	$586.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
24

The table below presents total asset information for each of our segments:

(in millions)	June 30, 2024	December 31, 2023
Total assets:
Live and Historical Racing	$4,040.0	$3,872.9
TwinSpires	480.2	473.9
Gaming	1,944.4	1,920.9
Total segment assets	6,464.6	6,267.7
All Other	705.5	687.8
Total assets	$7,170.1	$6,955.5
The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2024	2023
Capital expenditures:
Live and Historical Racing	$188.3	$239.8
TwinSpires	7.2	6.4
Gaming	88.5	62.4
Total segment capital expenditures	284.0	308.6
All Other	8.0	3.8
Total capital expenditures	$292.0	$312.4
17. SUBSEQUENT EVENTS
On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions of the Credit Agreement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
25

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
26

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
27

Our Business
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for over 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the TwinSpires horse racing online wagering business, expanded pari-mutuel content and technology services to B2C platforms, and the operation and development of regional casino gaming properties.
We conduct our business through three reportable segments: Live and Historical Racing, TwinSpires, and Gaming. We aggregate our other businesses as well as certain corporate operations in All Other.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of EBITDA from our equity investments and the portion of EBITDA attributable to a noncontrolling interest.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
28

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
As of June 30, 2024, the Company had approximately 500 HRMs in OTBs in Louisiana. If the 2021 HHR Act is determined to be unconstitutional it could have an adverse impact on our Louisiana HRM results which are reported in our Gaming segment.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net revenue	$890.7	$768.5	$122.2	$1,481.6	$1,328.0	$153.6
Operating income	330.0	225.6	104.4	456.3	345.5	110.8
Operating income margin	37%	29%		31%	26%
Net income attributable to Churchill Downs Incorporated	209.3	143.0	66.3	289.7	298.7	(9.0)
Adjusted EBITDA	444.8	363.7	81.1	687.3	586.6	100.7
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
•Net revenue increased $122.2 million driven by a $79.7 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, the opening of the Rosie's Emporia property in September 2023, and growth at our other HRM properties; a $28.3 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, partially offset by our decision not to renew the management agreement at Lady Luck at the end of June 2023, and inclement weather in April 2024; and a $14.3 million increase from the TwinSpires segment primarily due to Exacta. All Other net revenue decreased $0.1 million.
•Operating income increased $104.4 million driven by a $62.5 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, Exacta savings, the opening of the Rosie's Emporia property in September 2023, and growth at our other HRM properties; an increase attributable

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
29

to the $24.5 million non-cash impairment of Presque Isle intangible assets in the second quarter of 2023 that did not recur; a $19.1 million increase from the Gaming segment primarily due to opening of the Terre Haute Casino Resort in April 2024, partially offset by inclement weather in April 2024; a $5.7 million increase in the TwinSpires segment primarily due to Exacta; and an increase in All Other income of $2.0 million primarily related to Arlington exit costs in 2023 that did not recur. Partially offsetting these increases to operating income was a $9.3 million increase in selling, general and administrative expenses and a $0.1 million increase in transaction expenses.
•Net income attributable to Churchill Downs Incorporated increased $66.3 million. The following impacted the comparability of the Company's net income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023: an $18.5 million decrease in after-tax non-cash impairment costs, a $5.8 million after-tax decrease in transaction, pre-open, and other expenses primarily related to Arlington exit costs in 2023, partially offset by a $1.0 million increase of other items. Excluding these items, net income increased $43.0 million due to a $49.1 million after-tax increase primarily driven by the results of our operations, partially offset by a $6.1 million after-tax increase in interest expense associated with higher outstanding debt balances and higher interest rates.
•Adjusted EBITDA increased $81.1 million driven by a $55.7 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack and growth at our HRM properties; a $17.3 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, partially offset by inclement weather in April 2024; and a $12.3 million increase from the TwinSpires segment primarily due to Exacta. These increases were partially offset by a decrease of All Other adjusted EBITDA of $4.2 million.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
•Net revenue increased $153.6 million driven by a $110.4 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, the opening of the Rosie's Emporia property in September 2023, and growth at our other HRM properties; a $26.1 million increase from the TwinSpires segment primarily due to Exacta; and a $17.5 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, partially offset by our decision not to renew the management agreement at Lady Luck at the end of June 2023, and inclement weather in January and April 2024. All Other net revenue decreased $0.4 million.
•Operating income increased $110.8 million driven by a $79.3 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, Exacta savings, the opening of the Rosie's Emporia property in September 2023, and growth at our other HRM properties; an increase attributable to the $24.5 million non-cash impairment of Presque Isle intangible assets in the second quarter of 2023 that did not recur; a $15.3 million increase in the TwinSpires segment primarily due to Exacta; an increase in All Other income of $4.6 million primarily related to Arlington exit costs in 2023 that did not recur; and a $3.3 million increase from the Gaming segment primarily due to opening of the Terre Haute Casino Resort in April 2024, partially offset by inclement weather in January and April 2024. Partially offsetting these increases to operating income was an $11.8 million increase in selling, general and administrative expenses and a $4.4 million increase in transaction expenses.
•Net income attributable to Churchill Downs Incorporated decreased $9.0 million. The following impacted the comparability of the Company's net income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023: an $86.2 million after-tax gain on the sale of the Arlington property in the prior year, partially offset by an $18.5 million decrease in after-tax non-cash impairment costs, a $4.2 million after-tax increase of other recoveries, net related to non-recurring insurance claim recoveries, and a $1.3 million decrease of other items. Excluding these items, net income increased $53.2 million primarily due to a $63.6 million after-tax increase primarily driven by the results of our operations, partially offset by a $10.4 million after-tax increase in interest expense associated with higher outstanding debt balances and higher interest rates.
•Adjusted EBITDA increased $100.7 million driven by a $74.4 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack and growth at our HRM properties; a $22.5 million increase from the TwinSpires segment primarily due to Exacta; and a $10.6 million increase from the Gaming segment driven by the opening of the Terre Haute Casino Resort in April 2024, partially offset by inclement weather in January and April 2024. These increases were partially offset by a decrease of All Other adjusted EBITDA of $6.8 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
30

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023		2024	2023
Live and Historical Racing	$490.2	$408.0	$82.2	$739.1	$623.8	$115.3
TwinSpires	159.9	139.1	20.8	274.0	235.5	38.5
Gaming	274.4	247.9	26.5	517.6	499.5	18.1
All Other	1.9	0.2	1.7	1.9	0.5	1.4
Eliminations	(35.7)	(26.7)	(9.0)	(51.0)	(31.3)	(19.7)
Net Revenue	$890.7	$768.5	$122.2	$1,481.6	$1,328.0	$153.6
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
•Live and Historical Racing revenue increased $82.2 million due to a $53.8 million increase at Churchill Downs Racetrack, which includes a $37.6 million increase due to a record-breaking Derby Week; a $17.4 million increase attributable to growth at our Virginia properties and the opening of the Rosie's Emporia property in September 2023; a $10.3 million increase attributable to growth at our Kentucky HRM properties; and a $0.7 million increase at our other Live and Historical Racing properties.
•TwinSpires revenue increased $20.8 million due to a $14.7 million increase attributable to Exacta, a $4.3 million net increase in Horse Racing revenue primarily due to increased affiliate wagering handle partially offset by a decline in TwinSpires retail horse racing handle due to shifts in race days at other tracks and market access, and a $1.8 million increase attributable to our online sports betting market access agreements and our retail sports betting business.
•Gaming revenue increased $26.5 million due to a $33.9 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, and a $1.9 million increase in New York, partially offset by a $5.4 million decrease in Pennsylvania primarily due to our decision not to renew the management agreement at Lady Luck at the end of June 2023, a $2.7 million decrease in Maine primarily due to inclement weather in April 2024, and a $1.2 million net decrease at our other Gaming properties.
•All Other revenue increased due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
•Live and Historical Racing revenue increased $115.3 million due to a $54.5 million increase at Churchill Downs Racetrack, which includes a $38.0 million increase due to a record-breaking Derby Week; a $30.9 million increase attributable to growth at our Virginia properties and the opening of the Rosie's Emporia property in September 2023; a $28.5 million increase attributable to growth at our Kentucky HRM properties; and a $1.4 million increase at our other Live and Historical Racing properties.
•TwinSpires revenue increased $38.5 million due to a $29.0 million increase attributable to Exacta, a $5.5 million net increase in Horse Racing revenue primarily due to increased affiliate wagering handle partially offset by a decline in TwinSpires retail horse racing handle due to shifts in race days at other tracks and market access, and a $4.0 million increase attributable to our online sports betting market access agreements and our retail sports betting business.
•Gaming revenue increased $18.1 million due to a $33.9 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by an $11.7 million decrease in Pennsylvania primarily due to our decision not to renew the management agreement at Lady Luck at the end of June 2023, and a $4.1 million net decrease primarily due to inclement weather in January 2024 across several of our other Gaming properties and in Maine in April 2024.
•All Other revenue increased due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
31

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023		2024	2023
Gaming taxes and purses	$190.7	$174.1	$16.6	$341.1	$319.6	$21.5
Salaries and benefits	85.7	77.8	7.9	160.6	140.7	19.9
Content expense	50.8	46.9	3.9	89.0	89.3	(0.3)
Selling, general and administrative expense	57.4	48.1	9.3	112.2	100.4	11.8
Depreciation and amortization	49.2	41.8	7.4	96.1	79.7	16.4
Marketing and advertising	27.5	26.4	1.1	46.7	44.4	2.3
Maintenance, insurance and utilities	22.3	21.0	1.3	43.2	41.9	1.3
Property and other taxes	5.2	8.7	(3.5)	11.6	15.5	(3.9)
Transaction expense, net	0.6	24.5	(23.9)	4.7	24.5	(19.8)
Asset impairments	—	0.5	(0.5)	—	0.3	(0.3)
Other operating expense	71.3	73.1	(1.8)	120.1	126.2	(6.1)
Total expense	$560.7	$542.9	$17.8	$1,025.3	$982.5	$42.8
Three and Six Months Ended June 30, 2024, Compared to Three and Six Months Ended June 30, 2023
Operating expenses increased $17.8 million and $42.8 million for the three and six months ended June 30, 2024 compared to June 30, 2023 primarily due to the Exacta Transaction in August 2023, the opening of Rosie's Emporia in September 2023, Derby City Gaming Downtown in December 2023, and Terre Haute Casino Resort in Indiana on April 5, 2024 and the hotel on May 15, 2024; and the planned opening of The Rose Gaming Resort in Virginia in late September 2024. These increases were offset by the $24.5 million non-cash impairment of Presque Isle intangible assets in the second quarter of 2023 that did not recur.
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

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023		2024	2023
Live and Historical Racing	$279.2	$223.5	$55.7	$380.0	$305.6	$74.4
TwinSpires	46.2	33.9	12.3	85.8	63.3	22.5
Gaming	140.7	123.4	17.3	263.5	252.9	10.6
Total Segment Adjusted EBITDA	466.1	380.8	85.3	729.3	621.8	107.5
All Other	(21.3)	(17.1)	(4.2)	(42.0)	(35.2)	(6.8)
Total Adjusted EBITDA	$444.8	$363.7	$81.1	$687.3	$586.6	$100.7
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
•Live and Historical Racing Adjusted EBITDA increased $55.7 million due to a $38.1 million increase at Churchill Downs Racetrack, which includes a $32.2 million increase due to a record-breaking Derby Week; a $16.1 million increase attributable to growth at our Virginia properties, which includes $5.6 million related to Exacta savings; and a $1.5 million increase from growth at our other HRM properties.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
32

•TwinSpires Adjusted EBITDA increased $12.3 million due to a $10.1 million increase attributable to Exacta, a $1.9 million increase attributable to our online sports betting market access agreements and our retail sports betting business, and a $0.3 million increase in Horse Racing from increased revenue that was mostly offset by higher content and related expenses.
•Gaming Adjusted EBITDA increased $17.3 million due to a $19.9 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024 and a $3.5 million increase in New York primarily due to union-related payments in 2023 that did not recur. The increase was partially offset by a $2.2 million decrease in Maine primarily due to inclement weather in April 2024, a $0.9 million decrease in Pennsylvania primarily due to our decision not to renew the management agreement at Lady Luck at the end of June 2023, and a $3.0 million net decrease at our other Gaming properties primarily driven by Louisiana, Maryland, and Mississippi.
•All Other Adjusted EBITDA decreased $4.2 million driven primarily by increased corporate compensation related expenses and other corporate administrative expenses.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
•Live and Historical Racing Adjusted EBITDA increased $74.4 million due to a $35.3 million increase at Churchill Downs Racetrack, which includes a $31.4 million increase due to a record-breaking Derby Week; a $28.9 million increase attributable to growth at our Virginia properties, which includes $11.3 million related to Exacta savings; and a $10.2 million increase from growth at our other HRM properties.
•TwinSpires Adjusted EBITDA increased $22.5 million due to a $19.5 million increase attributable to Exacta, and a $3.4 million increase attributable to our online sports betting market access agreements and our retail sports betting business, partially offset by a $0.4 million decrease in Horse Racing primarily from higher content and related expenses.
•Gaming Adjusted EBITDA increased $10.6 million due to a $20.7 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $10.1 million decrease across many of our Gaming properties due to inclement weather in January 2024 and in Maine in April 2024.
•All Other Adjusted EBITDA decreased $6.8 million driven primarily by increased corporate compensation related expenses and other corporate administrative expenses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
33

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023		2024	2023
Net income attributable to Churchill Downs Incorporated	$209.3	$143.0	$66.3	$289.7	$298.7	$(9.0)
Net income attributable to noncontrolling interest	0.9	—	0.9	0.9	—	0.9
Net income and comprehensive income	210.2	143.0	67.2	290.6	298.7	(8.1)

Additions:
Depreciation and amortization	49.2	41.8	7.4	96.1	79.7	16.4
Interest expense	73.5	65.2	8.3	143.9	129.9	14.0
Income tax provision	84.1	56.2	27.9	105.5	109.4	(3.9)
EBITDA	$417.0	$306.2	$110.8	$636.1	$617.7	$18.4

Adjustments to EBITDA:
Stock-based compensation expense	$8.9	$8.1	$0.8	$16.1	$16.7	$(0.6)
Pre-opening expense	7.5	3.2	4.3	15.8	6.4	9.4
Arlington exit costs	—	5.9	(5.9)	—	9.3	(9.3)
Other expense, net	0.1	6.6	(6.5)	0.3	6.9	(6.6)
Asset impairments	—	24.5	(24.5)	—	24.5	(24.5)
Transaction expense, net	0.6	0.5	0.1	4.7	0.3	4.4
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.5	9.9	0.6	20.8	19.7	1.1
Rivers Des Plaines' legal reserves and transactions costs	0.3	—	0.3	0.3	—	0.3
Other charges and recoveries, net	(0.1)	(1.2)	1.1	(6.8)	(0.9)	(5.9)
Gain on sale of Arlington	—	—	—	—	(114.0)	114.0
Total adjustments to EBITDA	27.8	57.5	(29.7)	51.2	(31.1)	82.3
Adjusted EBITDA	$444.8	$363.7	$81.1	$687.3	$586.6	$100.7
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	June 30, 2024	December 31, 2023	Change
Total assets	$7,170.1	$6,955.5	$214.6
Total liabilities	6,123.1	6,061.9	61.2
Total equity	1,047.0	893.6	153.4
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $214.6 million driven by increased capital expenditures primarily at the Terre Haute Casino Resort, Churchill Downs Racetrack, and The Rose Gaming Resort in Virginia.
•Total liabilities increased $61.2 million driven primarily by increased accounts payable and taxes payable, partially offset by decreased current deferred revenue due to the recognition of revenue related to the 150th Kentucky Derby and the payment of dividends.
•Total equity increased $153.4 million driven by net income and the addition of a redeemable noncontrolling interest, partially offset by share repurchases.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
34

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,		Change
Cash flows from:	2024	2023
Operating activities	$471.7	$402.6	$69.1
Investing activities	(290.1)	(119.0)	(171.1)
Financing activities	(173.5)	(47.7)	(125.8)
Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023
•Cash flows provided by operating activities increased $69.1 million driven primarily by an increase in operating income, partially offset by increased interest paid in 2024 and decreased distributions from our unconsolidated affiliates. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities increased $171.1 million primarily driven by $195.7 million proceeds from the Arlington sale received in 2023 that did not recur in 2024.
•Cash flows used in financing activities increased $125.8 million primarily driven by share repurchases in 2024.
We have announced several project capital investments, including the following: Grandstand Club and Pavilion Renovation at Churchill Downs Racetrack, The Rose Gaming Resort in Northern Virginia, Owensboro Racing and Gaming in Western Kentucky, an Oak Grove HRM annex in Southwestern Kentucky, and a Salem HRM entertainment venue in New Hampshire. We currently expect our project capital to be approximately $450.0 to $550.0 million in 2024, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. During the second quarter of 2024, we repurchased 93,874 shares of the Company's common stock under the 2021 Stock Repurchase Program for a total cost of approximately $13.0 million. We had approximately $179.9 million of repurchase authority remaining under this program on June 30, 2024, based on trade date.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
35

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	June 30, 2024	December 31, 2023	Change
Revolver	$300.4	$247.2	$53.2
Term Loan B-1 due 2028	290.2	291.8	(1.6)
Term Loan A due 2029	1,202.5	1,235.0	(32.5)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	4,893.1	4,874.0	19.1
Current maturities of long-term debt	(68.0)	(68.0)	—
Total debt, net of current maturities	4,825.1	4,806.0	19.1
Issuance costs, net of premiums and discounts	(33.8)	(37.7)	3.9
Net debt	$4,791.3	$4,768.3	$23.0
Credit Agreement
At June 30, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $290.2 million senior secured term loan B-1 (the "Term Loan B-1"), $1.2 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions to the Credit Agreement.
Term Loan B-1 bears interest at the Secured Overnight Financing Rate ("SOFR") plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $893.5 million available borrowing capacity, after consideration of $6.0 million in outstanding letters of credit, under the Revolver as of June 30, 2024.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2024, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $209.4 million assuming no change in the weighted average borrowing rate of 7.04%, which was in place as of June 30, 2024. During the six months ended June 30, 2024, we had repayments of principal and interest on the Revolver of $577.7 million.
2027 Senior Notes
As of June 30, 2024, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of June 30, 2024, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
36

2030 Senior Notes
As of June 30, 2024, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of June 30, 2024, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of June 30, 2024, minimum rent payable under operating leases was $29.6 million, with $5.9 million due in the next twelve months. As of June 30, 2024, minimum rent payable accounted for as financing obligations was $57.5 million, with $5.0 million due in the next twelve months.
Other Contractual Obligations
The Company has other contractual obligations with commitments of $12.4 million, $1.6 million of which is due within the next twelve months.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On June 30, 2024, we had $1.8 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $13.0 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
37

effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
38

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 14, Contingencies, in the notes to our condensed consolidated financial statements, for further information.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 2024	101	$123.09	—	$192.9
May 2024	233	133.09	—	192.9
June 2024	94,434	138.41	93,874	179.9
Total	94,768	$138.38	93,874
(1)On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior authorization. The repurchase program has no time limit and may be suspended or discontinued at any time.
(2)Includes shares withheld to pay taxes on the vesting of restricted stock and restricted stock units or to pay taxes on the exercise of stock options granted to employees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
39

ITEM 6.    EXHIBITS

Number	Description	By reference to:

10.01	Form of Churchill Downs Incorporated Non-Employee Director Restricted Stock Agreement

10.02	Sixth Amendment to Credit Agreement, dated July 3, 2024, by and among Churchill Downs Incorporated, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 10.01 to Current Report on Form 8-K filed July 3, 2024

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 24, 2024	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 24, 2024	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)