Form 10-Q
period 2024-09-30
Churchill Downs Inc
filed 2024-10-23
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 16, 2024 was 73,496,741 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2024	2023	2024	2023
Net revenue:
Live and Historical Racing	$247.5	$219.5	$957.3	$818.9
TwinSpires	111.3	108.5	369.6	340.7
Gaming	269.7	244.3	783.1	740.2
All Other	—	0.2	0.1	0.7
Total net revenue	628.5	572.5	2,110.1	1,900.5
Operating expense:
Live and Historical Racing	171.3	158.2	549.9	505.7
TwinSpires	72.3	73.4	229.5	219.8
Gaming	194.8	175.6	561.7	528.3
All Other	4.5	1.3	10.2	12.0
Selling, general and administrative expense	59.8	50.2	172.0	150.6
Asset impairments	3.9	—	3.9	24.5
Transaction expense, net	(4.0)	1.5	0.7	1.8
Total operating expense	502.6	460.2	1,527.9	1,442.7
Operating income	125.9	112.3	582.2	457.8
Other (expense) income:
Interest expense, net	(73.1)	(67.9)	(217.0)	(197.8)
Equity in income of unconsolidated affiliates	33.4	33.3	108.9	110.4
Gain on sale of Arlington	—	—	—	114.0
Miscellaneous, net	(0.1)	4.1	8.1	5.5
Total other (expense) income	(39.8)	(30.5)	(100.0)	32.1
Income from operations before provision for income taxes	86.1	81.8	482.2	489.9
Income tax provision	(19.9)	(20.8)	(125.4)	(130.2)
Net income	66.2	61.0	356.8	359.7
Net income attributable to noncontrolling interest	0.8	—	1.7	—
Net income attributable to Churchill Downs Incorporated	$65.4	$61.0	$355.1	$359.7

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$0.87	$0.81	$4.78	$4.78

Diluted net income	$0.86	$0.79	$4.73	$4.69

Weighted average shares outstanding:
Basic	73.9	75.2	74.0	75.3
Diluted	74.6	77.1	74.6	76.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$152.7	$144.5
Restricted cash	78.7	77.3
Accounts receivable, net	93.2	106.9
Income taxes receivable	—	12.6
Other current assets	62.8	59.5
Total current assets	387.4	400.8
Property and equipment, net	2,805.5	2,561.2
Investment in and advances to unconsolidated affiliates	650.2	655.9
Goodwill	900.2	899.9
Other intangible assets, net	2,411.7	2,418.4
Other assets	17.5	19.3
Total assets	$7,172.5	$6,955.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$182.4	$158.5
Accrued expenses and other current liabilities	430.1	426.8
Income taxes payable	7.1	—
Current deferred revenue	26.8	73.2
Current maturities of long-term debt	63.1	68.0
Dividends payable	0.6	29.3
Total current liabilities	710.1	755.8
Long-term debt, net of current maturities and loan origination fees	1,695.7	1,697.1
Notes payable, net of debt issuance costs	3,074.9	3,071.2
Non-current deferred revenue	20.1	11.8
Deferred income taxes	417.8	388.2
Other liabilities	139.0	137.8
Total liabilities	6,057.6	6,061.9
Commitments and contingencies
Redeemable noncontrolling interest	17.9	—
Shareholders' equity:
Preferred stock	—	—
Common stock	1.7	—
Retained earnings	1,096.3	894.5
Accumulated other comprehensive loss	(1.0)	(0.9)
Total Churchill Downs Incorporated shareholders' equity	1,097.0	893.6

Total liabilities and shareholders' equity	$7,172.5	$6,955.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2023	74.5	$—	$894.5	$(0.9)	$893.6
Net income attributable to Churchill Downs Incorporated			80.4		80.4
Issuance of common stock	0.3				—
Repurchase of common stock	(1.2)	(7.2)	(138.5)		(145.7)
Taxes paid related to net share settlement of stock awards	(0.1)		(7.6)		(7.6)
Stock-based compensation		7.2			7.2
Other			(1.0)		(1.0)
Balance, March 31, 2024	73.5	—	827.8	(0.9)	826.9
Net income attributable to Churchill Downs Incorporated			209.3		209.3
Repurchase of common stock	(0.1)	(8.9)	(4.1)		(13.0)
Taxes paid related to net share settlement of stock awards			(0.2)		(0.2)
Stock-based compensation		8.9			8.9
Other			(0.9)	(0.1)	(1.0)
Balance, June 30, 2024	73.4	—	1,031.9	(1.0)	1,030.9
Net income attributable to Churchill Downs Incorporated			65.4		65.4
Issuance of common stock	0.2	4.2			4.2
Repurchase of common stock	(0.1)	(9.0)			(9.0)
Taxes paid related to net share settlement of stock awards		(0.1)			(0.1)
Stock-based compensation		7.1			7.1
Other		(0.5)	(1.0)		(1.5)
Balance, September 30, 2024	73.5	$1.7	$1,096.3	$(1.0)	$1,097.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$356.8	$359.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.7	121.8
Distributions from unconsolidated affiliates	113.8	126.6
Equity in income of unconsolidated affiliates	(108.9)	(110.4)
Stock-based compensation	23.2	24.8
Deferred income taxes	29.6	45.3
Asset impairments	3.9	24.5
Amortization of operating lease assets	4.1	4.8
Gain on sale of Arlington	—	(114.0)
Other	9.1	6.5
Changes in operating assets and liabilities:
Income taxes	17.1	6.0
Deferred revenue	(38.1)	(10.8)
Other assets and liabilities	84.8	14.0
Net cash provided by operating activities	641.1	498.8
Cash flows from investing activities:
Capital maintenance expenditures	(49.8)	(52.4)
Capital project expenditures	(367.8)	(445.7)
Acquisition of businesses, net of cash acquired	—	(241.3)
Proceeds from sale of Arlington	—	195.7
Other	1.8	(5.8)
Net cash used in investing activities	(415.8)	(549.5)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	750.4	1,420.8
Repayments of borrowings under long-term debt obligations	(757.5)	(1,297.1)
Payment of dividends	(28.7)	(26.8)
Repurchase of common stock	(158.7)	(35.8)
Taxes paid related to net share settlement of stock awards	(10.6)	(13.2)
Debt issuance costs	(2.5)	(12.3)
Change in bank overdraft	(7.5)	1.4
Other	(1.6)	1.7
Net cash (used in) provided by financing activities	(216.7)	38.7
Cash flows from discontinued operations:
Operating activities of discontinued operations	1.0	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	9.6	(11.5)
Cash, cash equivalents and restricted cash, beginning of period	221.8	204.7
Cash, cash equivalents and restricted cash, end of period	$231.4	$193.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
7

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$205.3	$180.5
Cash paid for income taxes	81.8	78.9
Cash received from income tax refunds	4.1	0.8
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$55.2	$52.0
Right-of-use assets obtained in exchange for lease obligations in operating leases	4.2	—
Right-of-use assets obtained in exchange for lease obligations in finance leases	3.6	33.4
Repurchase of common stock included in accrued expense and other current liabilities	9.0	—
Deferred payments for acquisition of business included in other liabilities	1.2	6.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACQUISITIONS
Exacta Systems
On August 22, 2023, the Company completed its acquisition of Exacta Systems, LLC ("Exacta") for a purchase consideration of $248.2 million, net of cash acquired, which consisted of a $241.3 million cash payment and $6.9 million of deferred payments, which are payable over two years from acquisition (the "Exacta Transaction"). As of September 30, 2024, there were $1.2 million deferred payments remaining. Exacta is a leading provider of central determinate system technology in Historical Racing Machines ("HRMs") across the country. The Exacta Transaction enables the Company to realize significant synergies related to the Company’s HRM operations. Exacta operates within the Company’s TwinSpires segment and will continue to service its growing portfolio of third-party HRM operators in Kentucky, Wyoming, and New Hampshire and plans to expand its international presence.
Goodwill of $177.4 million related to the Exacta Transaction was recognized, of which $96.0 million was allocated to the Live and Historical Racing segment and $81.4 million was allocated to the TwinSpires segment. The goodwill related to the Exacta Transaction is deductible for tax purposes.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, by segment, is composed of the following:

(in millions)	Live and Historical	TwinSpires	Gaming	All Other	Total
Balances as of December 31, 2023	$376.2	$233.4	$290.3	$—	$899.9
Adjustments	0.1	0.2	—	—	0.3
Balances as of September 30, 2024	$376.3	$233.6	$290.3	$—	$900.2
We performed our annual goodwill impairment analysis as of April 1, 2024, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$96.0	$(31.6)	$64.4	$97.5	$(26.4)	$71.1
Indefinite-lived intangible assets			2,347.3			2,347.3
Total			$2,411.7			$2,418.4
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INCOME TAXES
The Company’s effective income tax rate for the three months ended September 30, 2024 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes, non-deductible officer's compensation, and other non-deductible expense, partially offset by the excess tax benefit from the payment of restricted stock compensation and the tax benefit from the expiration of the statute of limitations for certain unrecognized tax benefits. The Company's effective income tax rate for the nine months ended September 30, 2024 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer's compensation.
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
We repurchased the following shares under the 2021 Stock Repurchase Program:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except share data)	2024		2023		2024		2023
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	67,139	$9.0	310,367	$37.3	345,834	$43.9	310,367	$37.3
We had approximately $170.9 million of repurchase authority remaining under the 2021 Stock Repurchase Program at September 30, 2024, based on trade date.
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
7. STOCK-BASED COMPENSATION PLANS
We have stock-based employee compensation plans with awards outstanding under the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $7.1 million and $23.2 million for the three months and nine months ended September 30, 2024 and $8.1 million and $24.8 million for the three months and nine months ended September 30, 2023, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2024, the Company awarded RSUs to employees, RSUs and PSUs to certain named executive officers ("NEOs"), and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2024 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs and PSUs granted during 2024 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2024	RSU	144	Vest equally over three service periods ending in 2026
2024	PSU	63	Three-year performance and service period ending in 2026
2024	RSA	4	One-year service period ending in 2025
(1) PSUs reflect the target number of units for the original PSU grant.
8. DEBT
The following table presents our total debt outstanding:

(in millions)	September 30, 2024	December 31, 2023
Term Loan B-1 due 2028	$289.5	$291.8
Term Loan A due 2029	1,187.4	1,235.0
Revolver	290.0	247.2
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	4,866.9	4,874.0
Current maturities of long-term debt	(63.1)	(68.0)
Unamortized premium and deferred finance charges	(33.2)	(37.7)
Total debt, net of current maturities and costs	$4,770.6	$4,768.3

Credit Agreement
At September 30, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $289.5 million senior secured term loan B-1 (the "Term Loan B-1"), $1.2 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier “springing maturity” if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt’s stated maturity date, and (ii) amend certain other provisions of the Credit Agreement.
Term Loan B-1 bears interest at the Secured Overnight Financing Rate ("SOFR") plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $902.4 million available borrowing capacity, after consideration of $7.6 million in outstanding letters of credit, under the Revolver as of September 30, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2024, the Company's commitment fee rate was 0.25%.
2027 Senior Notes
As of September 30, 2024, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of September 30, 2024, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of September 30, 2024, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of September 30, 2024, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2024, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $262.3 million. The revenue we expect to recognize on these remaining performance obligations is $1.0 million for the remainder of 2024, $58.1 million in 2025, $57.1 million in 2026, and the remainder thereafter.
As of September 30, 2024, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of September 30, 2024 and December 31, 2023, contract assets were not material.
As of September 30, 2024 and December 31, 2023, contract liabilities were $54.9 million and $92.3 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to recognized deferred revenue related to the 150th Kentucky Derby. We recognized $1.1 million and $74.1 million of revenue during the three months and nine months ended September 30, 2024, respectively, which was included in the contract liabilities balance at December 31, 2023. We recognized $1.2 million and $43.6 million of revenue during the three months and nine months ended September 30, 2023, respectively, which was included in the contract liabilities balance at December 31, 2022.
Disaggregation of Revenue
The Company has included its disaggregated revenue disclosures as follows:

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$11.7	$10.6	$242.8	$191.3
Louisville	50.3	48.9	157.1	138.2
Northern Kentucky	23.4	19.5	73.9	63.1
Southwestern Kentucky	39.3	37.6	118.1	111.7
Western Kentucky	9.8	11.6	22.7	25.8
Virginia	110.0	88.1	333.1	280.4
New Hampshire	3.0	3.2	9.6	8.4
Total Live and Historical Racing	$247.5	$219.5	$957.3	$818.9

TwinSpires:	$111.3	$108.5	$369.6	$340.7

Gaming:
Florida	$23.8	$24.4	$76.4	$76.5
Iowa	22.9	24.0	69.8	72.5
Indiana	32.4	—	66.3	—
Louisiana	32.0	32.2	113.4	110.1
Maine	27.7	30.9	81.3	88.1
Maryland	31.5	32.0	79.3	82.9
Mississippi	23.6	24.2	74.1	77.5
New York	46.8	46.2	138.3	135.3
Pennsylvania	29.0	30.4	84.2	97.3
Total Gaming	269.7	244.3	783.1	740.2
All Other	—	0.2	0.1	0.7
Net revenue from external customers	$628.5	$572.5	$2,110.1	$1,900.5

Intercompany net revenues:
Live and Historical Racing	$4.9	$6.0	$34.2	$30.4
TwinSpires	7.4	3.9	23.1	7.1
Gaming	0.6	0.6	4.8	4.2
All Other	2.6	—	4.4	—
Eliminations	(15.5)	(10.5)	(66.5)	(41.7)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$15.2	$82.7	$5.0	$102.9	$—	$102.9
Historical racing(a)	205.9	—	9.3	215.2	—	215.2
Racing event-related services	5.0	—	1.4	6.4	—	6.4
Gaming(a)	3.1	4.4	224.3	231.8	—	231.8
Other(a)	18.3	24.2	29.7	72.2	—	72.2
Total	$247.5	$111.3	$269.7	$628.5	$—	$628.5

	Three Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$16.0	$86.3	$5.1	$107.4	$—	$107.4
Historical racing(a)	179.9	—	7.5	187.4	—	187.4
Racing event-related services	3.3	—	1.4	4.7	—	4.7
Gaming(a)	3.1	5.3	203.0	211.4	—	211.4
Other(a)	17.2	16.9	27.3	61.4	0.2	61.6
Total	$219.5	$108.5	$244.3	$572.3	$0.2	$572.5
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $14.2 million for the three months ended September 30, 2024 and $13.3 million for the three months ended September 30, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$76.6	$277.9	$20.1	$374.6	$—	$374.6
Historical racing(a)	630.1	—	27.4	657.5	—	657.5
Racing event-related services	182.1	—	5.0	187.1	—	187.1
Gaming(a)	9.5	14.4	645.5	669.4	—	669.4
Other(a)	59.0	77.3	85.1	221.4	0.1	221.5
Total	$957.3	$369.6	$783.1	$2,110.0	$0.1	$2,110.1

	Nine Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$67.2	$283.2	$19.9	$370.3	$—	$370.3
Historical racing(a)	549.3	—	20.5	569.8	—	569.8
Racing event-related services	141.0	—	4.8	145.8	—	145.8
Gaming(a)	8.2	10.9	615.4	634.5	—	634.5
Other(a)	53.2	46.6	79.6	179.4	0.7	180.1
Total	$818.9	$340.7	$740.2	$1,899.8	$0.7	$1,900.5
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $41.7 million for the nine months ended September 30, 2024 and $37.8 million for the nine months ended September 30, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	September 30, 2024	December 31, 2023
Trade receivables	$36.6	$42.6
Simulcast and online wagering receivables	36.1	44.9
Other receivables	27.0	24.4
	99.7	111.9
Allowance for credit losses	(6.5)	(5.0)
Total	$93.2	$106.9
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Account wagering deposits liability	$61.4	$58.7
Accrued salaries and related benefits	46.7	45.1
Purses payable	34.3	35.2
Accrued interest	75.6	49.4
Accrued fixed assets	53.7	88.6
Accrued gaming liabilities	34.4	29.5
Other	124.0	120.3
Total	$430.1	$426.8
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

(in millions)
Balance, December 31, 2023	$—
Redeemable noncontrolling interest initial measurement	14.4
Net income attributable to redeemable noncontrolling interest	1.7
Redemption value adjustment	1.8
Balance, September 30, 2024	$17.9
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of September 30, 2024 and December 31, 2023 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of September 30, 2024, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $832.9 million.
Our investment in Rivers Des Plaines was $537.9 million and $541.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company received distributions from Rivers Des Plaines of $78.8 million and $93.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Miami Valley Gaming and Racing
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $112.3 million and $114.6 million as of September 30, 2024 and December 31, 2023, respectively. The Company received distributions from MVG of $35.0 million and $33.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net revenue	$208.4	$208.9	$641.2	$648.2

Operating and SG&A expense	132.2	135.1	399.3	407.3
Depreciation and amortization	6.8	5.9	20.1	17.5
Total operating expense	139.0	141.0	419.4	424.8
Operating income	69.4	67.9	221.8	223.4
Interest and other, net	(11.1)	(11.1)	(33.5)	(32.7)
Net income	$58.3	$56.8	$188.3	$190.7

(in millions)	September 30, 2024	December 31, 2023
Assets
Current assets	$93.9	$104.8
Property and equipment, net	330.7	339.4
Other assets, net	270.1	266.1
Total assets	$694.7	$710.3
Liabilities and Members' Deficit
Current liabilities	$105.6	$106.2
Long-term debt	844.4	847.2
Other liabilities	0.6	0.7
Members' deficit	(255.9)	(243.8)
Total liabilities and members' deficit	$694.7	$710.3
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$78.7	$78.7	$78.7	$—	$—
Financial liabilities:
Term Loan B-1	287.4	289.5	—	289.5	—
Term Loan A	1,181.4	1,187.4	—	1,187.4	—
Revolver	290.0	290.0	—	290.0	—
2027 Senior Notes	597.3	595.7	—	595.7	—
2028 Senior Notes	698.9	684.7	—	684.7	—
2030 Senior Notes	1,187.3	1,195.2	—	1,195.2	—
2031 Senior Notes	591.4	619.5		619.5

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.3	$77.3	$77.3	$—	$—
Financial liabilities:
Term Loan B-1	289.2	291.8	—	291.8	—
Term Loan A	1,228.7	1,235.0	—	1,235.0	—
Revolver	247.2	247.2	—	247.2	—
2027 Senior Notes	596.5	591.8	—	591.8	—
2028 Senior Notes	698.7	668.6	—	668.6	—
2030 Senior Notes	1,185.6	1,171.5	—	1,171.5	—
2031 Senior Notes	590.4	611.2	—	611.2	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$65.4	$61.0	$355.1	$359.7
Adjustments related to redeemable noncontrolling interest	(1.0)	—	(1.8)	—
Net income attributable to common shareholders	$64.4	$61.0	$353.3	$359.7

Denominator for net income per common share:
Basic	73.9	75.2	74.0	75.3
Plus dilutive effect of stock awards	0.7	1.9	0.6	1.4
Diluted	74.6	77.1	74.6	76.7

Net income per common share data:
Basic net income	$0.87	$0.81	$4.78	$4.78
Diluted net income	$0.86	$0.79	$4.73	$4.69
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
As of December 31, 2021, our property in Arlington Heights, Illinois ("Arlington") ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2023 are treated as an adjustment to EBITDA.
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Live and Historical Racing	$247.5	$219.5	$957.3	$818.9
TwinSpires	111.3	108.5	369.6	340.7
Gaming	269.7	244.3	783.1	740.2
All Other	—	0.2	0.1	0.7
Net Revenue	$628.5	$572.5	$2,110.1	$1,900.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$252.4	$118.7	$270.3

Gaming taxes and purses	(66.7)	(5.5)	(87.8)
Marketing and advertising	(9.3)	(1.4)	(9.5)
Salaries and benefits	(31.1)	(8.0)	(42.7)
Content expense	(1.7)	(45.9)	(2.3)
Selling, general and administrative expense	(9.4)	(4.2)	(11.9)
Maintenance, insurance and utilities	(12.8)	(1.1)	(11.7)
Property and other taxes	(1.9)	(0.1)	(4.0)
Other operating expense	(26.6)	(10.0)	(21.1)
Other income	0.1	—	44.0
Adjusted EBITDA	$93.0	$42.5	$123.3

	Three Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$225.5	$112.4	$244.9

Gaming taxes and purses	(62.0)	(5.8)	(81.4)
Marketing and advertising	(7.6)	(1.3)	(8.9)
Salaries and benefits	(27.9)	(7.0)	(35.2)
Content expense	(1.6)	(49.4)	(2.4)
Selling, general and administrative expense	(7.4)	(3.0)	(9.9)
Maintenance, insurance and utilities	(12.5)	(0.9)	(10.3)
Property and other taxes	(1.7)	(0.2)	(3.6)
Other operating expense	(24.8)	(10.9)	(18.2)
Other income	0.9	—	47.3
Adjusted EBITDA	$80.9	$33.9	$122.3

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$991.5	$392.7	$787.9

Gaming taxes and purses	(231.7)	(17.7)	(251.8)
Marketing and advertising	(31.1)	(7.5)	(26.5)
Salaries and benefits	(94.4)	(23.9)	(121.0)
Content expense	(5.1)	(163.2)	(6.7)
Selling, general and administrative expense	(26.7)	(13.0)	(33.9)
Maintenance, insurance and utilities	(34.6)	(3.1)	(32.4)
Property and other taxes	(6.4)	(0.2)	(10.7)
Other operating expense	(88.8)	(35.8)	(59.8)
Other income	0.3	—	141.7
Adjusted EBITDA	$473.0	$128.3	$386.8

	Nine Months Ended September 30, 2023
(in millions)	Live and Historical Racing	TwinSpires	Gaming
Revenues	$849.3	$347.8	$744.4

Gaming taxes and purses	(203.9)	(17.8)	(246.7)
Marketing and advertising	(27.9)	(8.0)	(26.5)
Salaries and benefits	(80.0)	(20.7)	(109.2)
Content expense	(5.1)	(161.1)	(6.9)
Selling, general and administrative expense	(23.4)	(8.1)	(32.4)
Maintenance, insurance and utilities	(31.9)	(2.6)	(29.7)
Property and other taxes	(4.4)	(0.3)	(9.9)
Other operating expense	(87.3)	(33.1)	(52.5)
Other income	1.1	1.1	144.6
Adjusted EBITDA	$386.5	$97.2	$375.2

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income attributable to Churchill Downs Incorporated	$65.4	$61.0	$355.1	$359.7
Net income attributable to noncontrolling interest	0.8	—	1.7	—
Net income and comprehensive income	66.2	61.0	356.8	359.7

Additions:
Depreciation and amortization	49.6	42.1	145.7	121.8
Interest expense	73.1	67.9	217.0	197.8
Income tax provision	19.9	20.8	125.4	130.2
EBITDA	$208.8	$191.8	$844.9	$809.5

Adjustments to EBITDA:
Stock-based compensation expense	$7.1	$8.1	$23.2	$24.8
Pre-opening expense	7.8	5.0	23.6	11.4
Arlington exit costs	—	0.1	—	9.4
Other expenses, net	1.0	0.7	1.3	7.6
Asset impairments	3.9	—	3.9	24.5
Transaction expense, net	(4.0)	1.5	0.7	1.8
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10.6	10.1	31.4	29.8
Rivers Des Plaines' legal reserves and transaction costs	—	—	0.3	—
Other charges and recoveries, net	0.1	0.9	(6.7)	—
Gain on sale of Arlington	—	—	—	(114.0)
Total adjustments to EBITDA	26.5	26.4	77.7	(4.7)
Adjusted EBITDA	$235.3	$218.2	$922.6	$804.8

Adjusted EBITDA by segment:
Live and Historical Racing	$93.0	$80.9	$473.0	$386.5
TwinSpires	42.5	33.9	128.3	97.2
Gaming	123.3	122.3	386.8	375.2
Total segment Adjusted EBITDA	258.8	237.1	988.1	858.9
All Other	(23.5)	(18.9)	(65.5)	(54.1)
Total Adjusted EBITDA	$235.3	$218.2	$922.6	$804.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
26

The table below presents total asset information for each of our segments:

(in millions)	September 30, 2024	December 31, 2023
Total assets:
Live and Historical Racing	$4,068.7	$3,872.9
TwinSpires	465.6	473.9
Gaming	1,931.4	1,920.9
Total segment assets	6,465.7	6,267.7
All Other	706.8	687.8
Total assets	$7,172.5	$6,955.5
The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2024	2023
Capital expenditures:
Live and Historical Racing	$287.7	$358.3
TwinSpires	14.2	12.0
Gaming	105.4	120.5
Total segment capital expenditures	407.3	490.8
All Other	10.3	7.3
Total capital expenditures	$417.6	$498.1
17. SUBSEQUENT EVENTS
At its regularly scheduled meeting held on October 22, 2024, the Board of Directors of the Company declared an annual cash dividend on the Company's common stock of $0.409 per outstanding share, to be paid on January 3, 2025, to shareholders of record as of the close of business on December 6, 2024, with aggregate cash dividend paid to each shareholder rounded to the nearest whole cent.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
•the impact of any pandemics, epidemics, or outbreaks of infectious diseases, and related economic matters on our results of operations, financial conditions, and prospects;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
28

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
29

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
•Stock-based compensation expense;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses
As of December 31, 2021, our property in Arlington Heights, Illinois ("Arlington") ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2023 are treated as an adjustment to EBITDA.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
30

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
On February 23, 2024, the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horseracing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horseracing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horseracing is unconstitutional. The summary judgment, which was certified as final for purposes of appeal, was entered on March 18, 2024, and the Company, along with other interested parties including the Louisiana Racing Commission, filed a joint motion for a suspensive appeal, which was entered on March 26, 2024. The suspensive appeal allows the continued operation of HHR during the pendency of the appeal before the Louisiana Supreme Court. The case was lodged in the Louisiana Supreme Court on August 7, 2024 and the Company, and other appellants, including the Louisiana Attorney General on behalf of the Louisiana Racing Commission, filed opening briefs on October 9, 2024. The Company intends to vigorously defend the constitutionality of the HHR Act.
As of September 30, 2024, the Company had approximately 500 HRMs in OTBs in Louisiana. If the 2021 HHR Act is determined to be unconstitutional it could have an adverse impact on our Louisiana HRM results which are reported in our Gaming segment.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net revenue	$628.5	$572.5	$56.0	$2,110.1	$1,900.5	$209.6
Operating income	125.9	112.3	13.6	582.2	457.8	124.4
Operating income margin	20%	20%		28%	24%
Net income attributable to Churchill Downs Incorporated	65.4	61.0	4.4	355.1	359.7	(4.6)
Adjusted EBITDA	235.3	218.2	17.1	922.6	804.8	117.8
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
•Net revenue increased $56.0 million driven by a $28.0 million increase from the Live and Historical Racing segment primarily due to the opening of the Rosie's Emporia property in September 2023 and growth at our other HRM properties, a $25.4 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, and a $2.8 million increase from the TwinSpires segment primarily due to Exacta. All Other net revenue decreased $0.2 million.
•Operating income increased $13.6 million driven by a $14.9 million increase from the Live and Historical Racing segment primarily due to the opening of the Rosie's Emporia property in September 2023 and growth at our other HRM properties, a $6.2 million increase from the Gaming segment primarily due to opening of the Terre Haute Casino

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
31

Resort in April 2024 that was partially offset by regional gaming softness and increased competition, a $5.5 million decrease in transaction costs primarily driven by the settlement of certain liabilities recorded at the time of the Company's acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC in 2022, and a $3.9 million increase in the TwinSpires segment primarily due to Exacta. Partially offsetting these increases to operating income was a $9.6 million increase in selling, general and administrative expenses, a $3.9 million write-off of HRMs in Virginia that are no longer in use, and a $3.4 million decrease in All Other operating income.
•Net income attributable to Churchill Downs Incorporated increased $4.4 million. The following impacted the comparability of the Company's net income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023: a $3.0 million increase in after-tax non-cash impairment costs, partially offset by a $1.7 million after-tax net decrease in transaction, pre-open and other expenses, and a $0.6 million after-tax decrease of other items. Excluding these items, net income increased $5.1 million due to a $10.5 million after-tax increase primarily driven by the results of our operations, partially offset by a $5.4 million after-tax increase in interest expense associated primarily with higher outstanding debt balances.
•Adjusted EBITDA increased $17.1 million driven by a $12.1 million increase from the Live and Historical Racing segment primarily due to growth at our Virginia HRM properties, an $8.6 million increase from the TwinSpires segment primarily due to Exacta, and a $1.0 million increase from the Gaming segment driven by the opening of the Terre Haute Casino Resort in April 2024 that was partially offset by regional gaming softness and increased competition. These increases were partially offset by a decrease of All Other adjusted EBITDA of $4.6 million.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
•Net revenue increased $209.6 million driven by a $138.4 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, the opening of the Rosie's Emporia property in September 2023 and growth at our other HRM properties, a $42.9 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, and a $28.9 million increase from the TwinSpires segment primarily due to Exacta. All Other net revenue decreased $0.6 million.
•Operating income increased $124.4 million driven by a $94.2 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, Exacta savings, the opening of the Rosie's Emporia property in September 2023, and growth at our other HRM properties, a $20.6 million increase attributable to a $24.5 million non-cash impairment of Presque Isle intangible assets in the second quarter of 2023 compared to a $3.9 million write-off of HRMs in Virginia that are no longer in use in the third quarter of 2024, a $19.2 million increase in the TwinSpires segment primarily due to Exacta, a $9.5 million increase from the Gaming segment primarily due to opening of the Terre Haute Casino Resort in April 2024, partially offset by inclement weather in January, regional gaming softness, and increased competition, a $1.2 million increase in All Other operating income, and a $1.1 million decrease in transaction costs. Partially offsetting these increases to operating income was a $21.4 million increase in selling, general and administrative expenses.
•Net income attributable to Churchill Downs Incorporated decreased $4.6 million. The following impacted the comparability of the Company's net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023: an $86.2 million after-tax gain on the sale of the Arlington property in the prior year, partially offset by a $15.7 million decrease in after-tax non-cash impairment costs, a $4.8 million after-tax increase of other recoveries, net related to non-recurring insurance claim recoveries, and a $3.2 million decrease of other items. Excluding these items, net income increased $57.9 million primarily due to a $72.0 million after-tax increase primarily driven by the results of our operations, partially offset by a $14.1 million after-tax increase in interest expense associated with higher outstanding debt balances and higher interest rates.
•Adjusted EBITDA increased $117.8 million driven by an $86.5 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack and growth at our HRM properties, a $31.1 million increase from the TwinSpires segment primarily due to Exacta, and an $11.6 million increase from the Gaming segment driven by the opening of the Terre Haute Casino Resort in April 2024 that was partially offset by inclement weather in January 2024, regional gaming softness, and increased competition. These increases were partially offset by a decrease of All Other adjusted EBITDA of $11.4 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
32

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023		2024	2023
Live and Historical Racing	$252.4	$225.5	$26.9	$991.5	$849.3	$142.2
TwinSpires	118.7	112.4	6.3	392.7	347.8	44.9
Gaming	270.3	244.9	25.4	787.9	744.4	43.5
All Other	2.6	0.2	2.4	4.5	0.7	3.8
Eliminations	(15.5)	(10.5)	(5.0)	(66.5)	(41.7)	(24.8)
Net Revenue	$628.5	$572.5	$56.0	$2,110.1	$1,900.5	$209.6
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
•Live and Historical Racing revenue increased $26.9 million due to a $21.6 million increase attributable to growth at our Virginia properties and the opening of the Rosie's Emporia property in September 2023, a $3.8 million increase attributable to growth at our Northern Kentucky properties, and a $1.5 million net increase at our other Live and Historical Racing properties.
•TwinSpires revenue increased $6.3 million due to a $9.6 million increase attributable to Exacta and a $1.3 million increase attributable to our online sports betting market access agreements and our retail sports betting business. These increases were partially offset by a $4.6 million decrease primarily attributable to a decline in TwinSpires Horse Racing handle due to market access and shifts in race days at other tracks.
•Gaming revenue increased $25.4 million due to a $32.5 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $7.1 million decrease primarily due to regional gaming softness and increased competition.
•All Other revenue increased due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
•Live and Historical Racing revenue increased $142.2 million due to a $54.5 million increase at Churchill Downs Racetrack, which includes a $38.6 million increase due to a record-breaking Derby Week, a $52.5 million increase attributable to growth at our Virginia properties and the opening of the Rosie's Emporia property in September 2023, a $34.0 million increase attributable to growth at our Kentucky HRM properties, and a $1.2 million increase at our New Hampshire property.
•TwinSpires revenue increased $44.9 million due to a $38.6 million increase attributable to Exacta, a $5.5 million increase attributable to our online sports betting market access agreements and our retail sports betting business, and a $0.8 million increase attributable to TwinSpires Horse Racing.
•Gaming revenue increased $43.5 million due to a $66.3 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $12.5 million decrease primarily due to inclement weather in January 2024, regional gaming softness, and increased competition, and a $10.3 million decrease due to our decision not to renew the management agreement at Lady Luck at the end of June 2023.
•All Other revenue increased due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
33

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023		2024	2023
Gaming taxes and purses	$160.1	$149.1	$11.0	$501.2	$468.7	$32.5
Salaries and benefits	83.5	70.6	12.9	244.1	211.3	32.8
Content expense	43.4	46.1	(2.7)	132.4	135.4	(3.0)
Selling, general and administrative expense	59.8	50.2	9.6	172.0	150.6	21.4
Depreciation and amortization	49.6	42.1	7.5	145.7	121.8	23.9
Marketing and advertising	21.9	18.0	3.9	68.6	62.4	6.2
Maintenance, insurance and utilities	27.3	24.1	3.2	70.5	66.0	4.5
Property and other taxes	6.3	5.6	0.7	17.9	21.1	(3.2)
Transaction expense, net	(4.0)	1.5	(5.5)	0.7	1.8	(1.1)
Asset impairments	3.9	—	3.9	3.9	24.5	(20.6)
Other operating expense	50.8	52.9	(2.1)	170.9	179.1	(8.2)
Total expense	$502.6	$460.2	$42.4	$1,527.9	$1,442.7	$85.2
Three and Nine Months Ended September 30, 2024, Compared to Three and Nine Months Ended September 30, 2023
Operating expenses increased $42.4 million and $85.2 million for the three and nine months ended September 30, 2024 compared to September 30, 2023 primarily due to the Exacta Transaction in August 2023, the opening of Rosie's Emporia in September 2023, Derby City Gaming Downtown in December 2023, and Terre Haute Casino Resort in Indiana on April 5, 2024 and the hotel on May 15, 2024, and The Rose Gaming Resort in Virginia. Transaction expenses, net for the three months ended September 30, 2024, includes the settlement of certain liabilities recorded at the time of the Company's acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC in 2022 which resulted in a reduction in transaction expenses of $5.1 million. Asset impairments for the nine months ended September 30, 2024 include a $3.9 million write-off in the third quarter of 2024 of HRMs in Virginia that are no longer in use. Asset impairments for the nine months ended September 30, 2024 include the $24.5 million non-cash impairment of Presque Isle intangible assets in the second quarter of 2023.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023		2024	2023
Live and Historical Racing	$93.0	$80.9	$12.1	$473.0	$386.5	$86.5
TwinSpires	42.5	33.9	8.6	128.3	97.2	31.1
Gaming	123.3	122.3	1.0	386.8	375.2	11.6
Total Segment Adjusted EBITDA	258.8	237.1	21.7	988.1	858.9	129.2
All Other	(23.5)	(18.9)	(4.6)	(65.5)	(54.1)	(11.4)
Total Adjusted EBITDA	$235.3	$218.2	$17.1	$922.6	$804.8	$117.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
34

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
•Live and Historical Racing Adjusted EBITDA increased $12.1 million due to a $15.2 million increase attributable to growth at our Virginia properties, which includes $3.9 million related to Exacta savings, and a $3.2 million increase attributable primarily to growth at our Northern Kentucky and Southwestern Kentucky HRM properties. These increases were partially offset by a $4.1 million decrease attributable to our Louisville and Western Kentucky HRM properties, a $1.4 million decrease attributable to Churchill Downs Racetrack, and a $0.8 million decrease attributable to proceeds for business interruption insurance claims in the third quarter 2023 that did not reoccur.
•TwinSpires Adjusted EBITDA increased $8.6 million due to a $7.5 million increase attributable to Exacta and a $1.1 million increase primarily attributable to our online sports betting market access agreements and our retail sports betting business.
•Gaming Adjusted EBITDA increased $1.0 million due to a $12.4 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $10.2 million decrease primarily due to regional gaming softness, increased competition, and higher labor and benefit expense, and a $1.2 million decrease attributable to proceeds for business interruption insurance claims in the third quarter 2023 that did not reoccur.
•All Other Adjusted EBITDA decreased $4.6 million driven primarily by increased corporate compensation related expenses and other corporate administrative expenses.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
•Live and Historical Racing Adjusted EBITDA increased $86.5 million due to a $44.1 million increase attributable to growth at our Virginia properties, which includes $15.3 million related to Exacta savings, a $33.9 million increase at Churchill Downs Racetrack, which includes a $31.3 million increase due to a record-breaking Derby Week, and an $8.5 million increase from growth at our other HRM properties.
•TwinSpires Adjusted EBITDA increased $31.1 million due to a $27.0 million increase attributable to Exacta and a $4.9 million increase attributable to our online sports betting market access agreements and our retail sports betting business, partially offset by a $0.8 million decrease attributable to TwinSpires Horse Racing.
•Gaming Adjusted EBITDA increased $11.6 million due to a $33.1 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $20.3 million decrease primarily due to inclement weather in January 2024, regional gaming softness, and increased competition, and a $1.2 million decrease attributable to proceeds for business interruption insurance claims in the third quarter 2023 that did not reoccur.
•All Other Adjusted EBITDA decreased $11.4 million driven primarily by increased corporate compensation related expenses and other corporate administrative expenses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
35

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023		2024	2023
Net income attributable to Churchill Downs Incorporated	$65.4	$61.0	$4.4	$355.1	$359.7	$(4.6)
Net income attributable to noncontrolling interest	0.8	—	0.8	1.7	—	1.7
Net income and comprehensive income	66.2	61.0	5.2	356.8	359.7	(2.9)

Additions:
Depreciation and amortization	49.6	42.1	7.5	145.7	121.8	23.9
Interest expense	73.1	67.9	5.2	217.0	197.8	19.2
Income tax provision	19.9	20.8	(0.9)	125.4	130.2	(4.8)
EBITDA	$208.8	$191.8	$17.0	$844.9	$809.5	$35.4

Adjustments to EBITDA:
Stock-based compensation expense	$7.1	$8.1	$(1.0)	$23.2	$24.8	$(1.6)
Pre-opening expense	7.8	5.0	2.8	23.6	11.4	12.2
Arlington exit costs	—	0.1	(0.1)	—	9.4	(9.4)
Other expense, net	1.0	0.7	0.3	1.3	7.6	(6.3)
Asset impairments	3.9	—	3.9	3.9	24.5	(20.6)
Transaction expense, net	(4.0)	1.5	(5.5)	0.7	1.8	(1.1)
Other income, expense:						—
Interest, depreciation and amortization expense related to equity investments	10.6	10.1	0.5	31.4	29.8	1.6
Rivers Des Plaines' legal reserves and transactions costs	—	—	—	0.3	—	0.3
Other charges and recoveries, net	0.1	0.9	(0.8)	(6.7)	—	(6.7)
Gain on sale of Arlington	—	—	—	—	(114.0)	114.0
Total adjustments to EBITDA	26.5	26.4	0.1	77.7	(4.7)	82.4
Adjusted EBITDA	$235.3	$218.2	$17.1	$922.6	$804.8	$117.8
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	September 30, 2024	December 31, 2023	Change
Total assets	$7,172.5	$6,955.5	$217.0
Total liabilities	6,057.6	6,061.9	(4.3)
Total equity	1,114.9	893.6	221.3
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $217.0 million driven by increased capital expenditures primarily at the Terre Haute Casino Resort, Churchill Downs Racetrack, Owensboro Racing and Gaming in Western Kentucky, and The Rose Gaming Resort in Virginia.
•Total liabilities decreased $4.3 million driven primarily by decreased deferred revenue due to the recognition of revenue related to the 150th Kentucky Derby and the payment of dividends, partially offset by increased accounts payables.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
36

•Total equity increased $221.3 million driven by net income and the addition of a redeemable noncontrolling interest, partially offset by share repurchases.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,		Change
Cash flows from:	2024	2023
Operating activities	$641.1	$498.8	$142.3
Investing activities	(415.8)	(549.5)	133.7
Financing activities	(216.7)	38.7	(255.4)
Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023
•Cash flows provided by operating activities increased $142.3 million driven primarily a decrease in cash used for working capital and an increase in operating income, partially offset by increased interest paid and decreased distributions from our unconsolidated affiliates in 2024. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities decreased $133.7 million primarily driven by decreased funds used in acquisitions and capital expenditures in 2024, partially offset by proceeds from the Arlington sale received in 2023.
•Cash flows used in financing activities increased $255.4 million primarily driven by share repurchases in 2024 and decreased net proceeds from long-term debt in 2024 compared to 2023.
We have announced several project capital investments, including the following: Starting Gate Pavilion and Courtyard at Churchill Downs Racetrack, The Rose Gaming Resort in Northern Virginia, Owensboro Racing and Gaming in Western Kentucky, and a Calvert City HRM Venue in Southwestern Kentucky. We currently expect our project capital to be approximately $450.0 to $550.0 million in 2024, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "2021 Stock Repurchase Program"). The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior authorization. Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. During the third quarter of 2024, we repurchased 67,139 shares of the Company's common stock under the 2021 Stock Repurchase Program for a total cost of approximately $9.0 million. We had approximately $170.9 million of repurchase authority remaining under this program on September 30, 2024, based on trade date.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
37

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	September 30, 2024	December 31, 2023	Change
Revolver	$290.0	$247.2	$42.8
Term Loan B-1 due 2028	289.5	291.8	(2.3)
Term Loan A due 2029	1,187.4	1,235.0	(47.6)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	4,866.9	4,874.0	(7.1)
Current maturities of long-term debt	(63.1)	(68.0)	4.9
Total debt, net of current maturities	4,803.8	4,806.0	(2.2)
Issuance costs, net of premiums and discounts	(33.2)	(37.7)	4.5
Net debt	$4,770.6	$4,768.3	$2.3
Credit Agreement
At September 30, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $289.5 million senior secured term loan B-1 (the "Term Loan B-1"), $1.2 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions to the Credit Agreement.
Term Loan B-1 bears interest at the Secured Overnight Financing Rate ("SOFR") plus 210 basis points and requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $902.4 million available borrowing capacity, after consideration of $7.6 million in outstanding letters of credit, under the Revolver as of September 30, 2024.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2024, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $178.5 million assuming no change in the weighted average borrowing rate of 6.5%, which was in place as of September 30, 2024. During the nine months ended September 30, 2024, we had repayments of principal and interest on the Credit Agreement of $858.2 million.
2027 Senior Notes
As of September 30, 2024, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of September 30, 2024, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
38

2030 Senior Notes
As of September 30, 2024, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of September 30, 2024, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of September 30, 2024, minimum rent payable under operating leases was $26.9 million, with $6.0 million due in the next twelve months. As of September 30, 2024, minimum rent payable accounted for as financing obligations was $56.3 million, with $5.0 million due in the next twelve months.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On September 30, 2024, we had $1.8 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $12.9 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
39

effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
40

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 2024	—	$—	—	$179.9
August 2024	978	137.72	—	179.9
September 2024	67,139	134.02	67,139	170.9
Total	68,117	$134.07	67,139
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
41

ITEM 6.    EXHIBITS

Number	Description	By reference to:

10.01	Second Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan (Effective, as Amended and Restated, August 1, 2024)

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 23, 2024	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 23, 2024	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)