Form 10-K
period 2024-12-31
Churchill Downs Inc
filed 2025-02-20
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of February 12, 2025, 73,548,069 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2024 (based upon the closing sale price for such date on the Nasdaq Stock Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $9,764,280,136. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) are the affiliates of the registrant.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2025 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K (“Report”) contains various "forward-looking statements" within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “will,” “scheduled,” and similar words or similar expressions (or negative versions of such words or expressions), although some forward-looking statements are expressed differently.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, that could cause actual results to differ materially from expectations include the following: the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather, including as a result of climate change; the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit, including the impact of inflation; changes in, or new interpretations of, applicable tax laws or rulings that could result in additional tax liabilities; the impact of any pandemics, epidemics, or outbreaks of infectious diseases, and related economic matters on our results of operations, financial conditions and prospects; lack of confidence in the integrity of our core businesses or any deterioration in our reputation; negative shifts in public opinion regarding gambling that could result in increased regulation of, or new restrictions on, the gaming industry; loss of key or highly skilled personnel, as well as general disruptions in the general labor market; the impact of significant competition, and the expectation that competition levels will increase; changes in consumer preferences, attendance, wagering, and sponsorships; risks associated with equity investments, strategic alliances and other third-party agreements; inability to respond to rapid technological changes in a timely manner; concentration and evolution of slot machine and historical racing machine (HRM) manufacturing and other technology conditions that could impose additional costs; failure to enter into or maintain agreements with industry constituents, including horsemen and other racetracks; inability to successfully focus on market access and retail operations for our sports betting business and effectively compete; online security risk, including cyber-security breaches, or loss or misuse of our stored information as a result of a breach including customers’ personal information could lead to government enforcement actions or other litigation; costs of compliance with increasingly complex laws and regulations regarding data privacy and protection of personal information; reliance on our technology services and catastrophic events and system failures disrupting our operations; inability to identify, complete, or fully realize the benefits of our proposed acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget, or as planned; difficulty in integrating recent or future acquisitions into our operations; cost overruns and other uncertainties associated with the development of new venues and the expansion of existing facilities; general risks related to real estate ownership and significant expenditures, including risks related to environmental liabilities; personal injury litigation related to injuries occurring at our racetracks; compliance with the Foreign Corrupt Practices Act or other similar laws and regulations, or applicable anti-money laundering regulations; payment-related risks, such as risk associated with fraudulent credit card or debit card use; work stoppages and labor problems; risks related to pending or future legal proceedings and other actions; highly regulated operations and changes in the regulatory environment could adversely affect our business; restrictions in our debt facilities limiting our flexibility to operate our business; failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness; increases to interest rates (due to inflation or otherwise), disruption in the credit markets or changes to our credit ratings may adversely affect our business; increase in our insurance costs, or inability to obtain similar insurance coverage in the future, and any inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and other factors described in Item 1A. Risk Factors, of this Report and in other filings we make with the Securities and Exchange Commission.
We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.BUSINESS
Overview
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for over 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the acquisition, development, and operation of live and historical racing entertainment venues, the growth of the online wagering businesses, and the acquisition, development, and operation of regional casino gaming properties.
Business Segments
The Company manages its business through three reportable segments: Live and Historical Racing, Wagering Services and Solutions, and Gaming. The Wagering Services and Solutions segment was previously known as the TwinSpires segment. We aggregate our other businesses as well as certain corporate operations in All Other. We report net revenue and operating expense associated with these reportable segments and other information about these segments in Part II, Item 8. Financial Statements and Supplementary Data, contained within this Report. Further discussion of segment financial information, and our planned investments in segment properties, is set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Report.
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
Churchill Down Racetrack conducts approximately 80 live race days each year.
Churchill Downs Racetrack is located on 175 acres and has a one-mile dirt track, a 7/8-mile turf track, a stabling area, and a variety of areas, structures, and buildings that provide reserved seating for our patrons. Churchill Downs Racetrack has one of the largest 4K video boards in the world sitting 80 feet above the ground and measuring 171 feet wide by 90 feet tall. This video board provides views of the finish line and the entire race for on-track guests, including those in the infield and guests along the entire front side of the racetrack. The facility also has permanent lighting to accommodate night races. We have a saddling paddock and our stable area has barns sufficient to accommodate 1,400 horses and a 114-room dormitory for backside personnel. We have a state-of-the-art equine medical center and quarantine barns on the backside area of Churchill Downs Racetrack which reinforces our ongoing commitment to equine safety and supports our long-term international growth strategy. The Churchill Downs Racetrack facility also includes a simulcast wagering facility. We also own 83 acres of land at our auxiliary training facility, which is five miles from Churchill Downs Racetrack.
In 2002, we transferred title of the Churchill Downs Racetrack facility to the City of Louisville, Kentucky and entered into a 30-year lease for the facility as part of the financing of improvements to the Churchill Downs Racetrack facility. We can reacquire the facility at any time for $1.00 subject to the terms of the lease.
Since 2021, we have completed several major multi-year capital investments at Churchill Downs Racetrack: The Homestretch Club, the First Turn Experience, the Jockey Club Suites renovation, and the Paddock Project. These investments transformed key areas of Churchill Downs Racetrack that enhance the experience for our guests.
The Paddock Project was completed for the 150th running of the Kentucky Derby. The redesigned area improved the flow of guests throughout the paddock. The Paddock Project created a larger paddock walking ring for viewing the horses prior to the races, a new Paddock Club in the area on the first floor under the Twin Spires providing views of the paddock and views of the tunnel that the horses walk through, new hospitality and other amenities for guests in certain areas of the third floor clubhouse seats, and new terraces overlooking the paddock.

The Company is also investing up to $85 million to renovate the Starting Gate Pavilion and Courtyard to enhance the existing grandstand and provide improved amenities for the 151st Kentucky Derby in May 2025.
Historical Racing Properties
The following table summarizes key information regarding our current historical racing properties:

State	Property	City/ Location	Floor Space (Sq. ft.)	Historical Racing Machines ("HRMs")	Retail Race & Sportsbook(a)
Kentucky	Derby City Gaming & Hotel	Louisville, Kentucky	55,000	1,270	✓
Kentucky	Derby City Gaming Downtown	Louisville, Kentucky	43,000	450	✓
Kentucky	Turfway Park	Northern Kentucky	45,000	810	✓
Kentucky	Newport	Northern Kentucky	23,000	460	✓
Kentucky	Oak Grove	Southwestern Kentucky	180,000	1,240	✓
Kentucky	Marshall Yards(b)	Southwestern Kentucky	9,000	250	✓
Kentucky	Ellis Park	Western Kentucky	40,000	300	✓
Kentucky	Owensboro(c)	Western Kentucky	24,000	600	✓
New Hampshire	Chasers(d)	Salem, New Hampshire	4,000	(d)	N/A
Virginia	Colonial Downs / Rosie's	New Kent / Central Virginia	127,000	490	N/A
Virginia	Rosie's(e)	Richmond / Central Virginia	54,000	1,200	N/A
Virginia	Roseshire(f)	Henrico County / Central Virginia	7,000	175	N/A
Virginia	Rosie's	Dumfries / Northern Virginia	19,000	150	N/A
Virginia	The Rose	Dumfries / Northern Virginia	58,000	1,650	N/A
Virginia	Rosie's	Hampton / Southern Virginia	38,000	700	N/A
Virginia	Rosie's	Emporia / Southern Virginia	22,000	150	N/A
Virginia	Rosie's	Collinsville / Southern Virginia	2,000	40	N/A
Virginia	Rosie's	Vinton / Western Virginia	15,000	470	N/A
Total			765,000	10,405
(a) The Company's retail sports betting business is included in the Wagering Services and Solutions segment.
(b) The Company plans to open Marshall Yards Racing & Gaming in the first quarter of 2026.
(c) The Company opened Owensboro Racing & Gaming in February 2025.
(d) The Company plans to build a new charitable gaming facility to accommodate HRMs and table games.
(e) The Company plans to expand Rosie's Richmond HRM venue to accommodate a total of 1,200 HRMs in the third quarter of 2025.
(f) The Company plans to open the Roseshire in Henrico County in the fourth quarter of 2025.
Kentucky
Louisville
Derby City Gaming & Hotel ("Derby City Gaming") opened in September 2018 in Louisville, Kentucky. Derby City Gaming is a state-of-the-art HRM facility located at the Churchill Downs Racetrack auxiliary training facility and has a center bar with large format televisions, two food venues, an open-air gaming patio, and retail sports betting.
Derby City Gaming was expanded in the second quarter of 2023. The expansion included a 123-room hotel, a VIP gaming area, a new sports bar, a stage for live entertainment, and an upscale-casual restaurant and bar.

Derby City Gaming Downtown ("DCG Downtown") opened in December 2023 in downtown Louisville, Kentucky. DCG Downtown has a gaming area, a main-level sports bar with a stage for live entertainment, retail sports betting, a premium bourbon bar, and an elegant wine lounge for guests, including locals, tourists, and convention attendees.
Northern Kentucky
Newport Racing & Gaming ("Newport") opened in October 2020 and is located within three miles of Cincinnati, Ohio. Newport is an HRM entertainment venue that includes a simulcast area, food and beverage offerings, and retail sports betting.
Turfway Park Racing & Gaming ("Turfway Park") opened in September 2022 in Northern Kentucky. Turfway Park is a state-of-the-art live thoroughbred racing and HRM entertainment venue with an event center, food and beverage offerings, and retail sports betting.
Southwestern Kentucky
Oak Grove Racing, Gaming & Hotel ("Oak Grove") opened in 2020 and is located approximately one-hour north of Nashville, Tennessee. Oak Grove is a premier state-of-the-art live harness racing and HRM entertainment venue with a 128-room hotel, a simulcast center, event center, an amphitheater, recreational vehicle park, equestrian center, and retail sports betting.
Marshall Yards Racing & Gaming ("Marshall Yards") is expected to open in the first quarter 2026 in Calvert City, Kentucky. The new state-of-the-art HRM entertainment venue will have 250 HRMs, a sports bar, retail sportsbook, and a simulcast center.
Western Kentucky
Ellis Park Racing & Gaming ("Ellis Park") was acquired by the Company in September 2022 and is located five miles from Evansville, Indiana. Ellis Park is a live thoroughbred racing and HRM entertainment venue with food and beverage offerings and retail sports betting.
Owensboro Racing & Gaming ("Owensboro") opened in February 2025 in Owensboro, Kentucky with 600 HRMs, a retail sportsbook, simulcast wagering, and multiple food and beverage offerings.
Virginia
Colonial Downs Racetrack ("Colonial Downs") and six historical racing entertainment venues across Virginia were acquired by the Company in November 2022. Colonial Downs has a dirt track, the widest turf track oval in North America, a simulcast area, food and beverage offerings, and two off-track betting facilities ("OTBs"). Colonial Downs conducts approximately 30 live race days each year with plans to increase up to 50 live race days per year. The Company has also created the Virginia Derby to be held in March 2025 as a qualifying race to the Kentucky Derby.
Rosie's Emporia was opened in September 2023 in Emporia, Virginia with 150 HRMs and a restaurant and bar.
The Rose Gaming Resort ("The Rose") was opened in November 2024 in Dumfries, Virginia with a 102-room hotel, eight food and beverage options, and 1,650 HRMs.
Rosie’s Richmond is located in Richmond, Virginia and features 750 HRMs, a simulcast wagering area, food & beverage offerings, and a center bar. Rosie’s Richmond will be expanded by the third quarter of 2025 to add an additional 450 HRMs.
Rosie’s Hampton is located in Hampton, Virginia and features 700 HRMs, a simulcast wagering area, and a food & beverage outlet.
Roseshire in Henrico County is expected to open in the fourth quarter of 2025 as a state-of-the-art HRM entertainment venue in Henrico County, Virginia. Roseshire will open with 175 HRMs.
New Hampshire
Chasers Poker Room ("Chasers") was acquired in 2022 and is in Salem, New Hampshire. Chasers is a charitable gaming facility that offers poker and a variety of table games.
Wagering Services and Solutions
The Wagering Services and Solutions segment includes the revenue and expenses from pari-mutuel wagers through TwinSpires, our retail and online sports betting business, United Tote Company ("United Tote"), and Exacta Systems, LLC ("Exacta").

TwinSpires
TwinSpires is an advance deposit wagering ("ADW") business that operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms, facilitates high dollar wagering by certain customers, and provides the Bloodstock Research Information Services platform for horse racing statistical data. TwinSpires is one of the largest and most profitable legal online horse racing wagering platforms in the U.S. TwinSpires is headquartered in Louisville, Kentucky. TwinSpires accepts pari-mutuel wagers through ADW from customers residing in certain states who establish and fund an account from which these customers may place wagers via telephone, mobile applications, or through the Internet. This business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon and holds licenses from various other states where applicable. This business also offers customers streaming video of live horse races, replays, and an assortment of racing and handicapping information. BetAmerica.com is an online wagering business licensed under TwinSpires that offers wagering on horse racing throughout the U.S. We also provide technology services to third parties, including FanDuel and DraftKings, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third party typically provides the brand, marketing, and limited customer functions.
Sports Betting
Our sports betting business includes the results of our retail sportsbooks at our wholly owned properties and online sports betting through third parties. We have executed strategic market access agreements with Bet365 in Pennsylvania, Golden Nugget in Indiana, and various market access partners in Kentucky. The Company also operates retail sports betting at certain of its racetracks and HRM and gaming facilities.
United Tote
United Tote manufactures and operates pari-mutuel wagering systems for racetracks, OTBs, and other pari-mutuel wagering businesses. United Tote provides totalisator services which accumulate wagers, calculate payoffs, and display wagering data to patrons who wager on horse races. United Tote has contracts to provide totalisator services to several third-party racetracks, OTBs, and other pari-mutuel wagering businesses and provides these services at our facilities.
In April 2024, the Company completed the sale of 49% of United Tote, a wholly owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc.
Exacta
Exacta was acquired by the Company on August 22, 2023. Exacta is a leading provider of central determinant system technology in HRMs across the country. Exacta's system architecture supports multiple game vendors and virtually unlimited math modeling capabilities on a single central determinant system enabling Exacta to deliver a diverse gaming library to Company owned and third-party HRM entertainment venues in Virginia, Kentucky, Wyoming, New Hampshire, and is expanding internationally.
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

State	Property	Acres	Casino Space (Sq. ft.)	Slots and Video Lottery Terminals(a)	Table Games	Hotel Rooms	Retail Sportsbook(b)
Wholly owned
Florida	Calder Casino	54	106,000	1,070	6	N/A	N/A
Indiana	Terre Haute Casino Resort	48	36,000	1,040	36	122	✓
Iowa	Hard Rock Iowa	15	41,000	670	25	54	✓
Louisiana	Fair Grounds Race Course and Slots and Video Services LLC	145	33,000	2,040	N/A	N/A	✓
Maine	Oxford Casino and Hotel	97	27,000	970	23	107	N/A
Maryland	Ocean Downs Casino and Racetrack	167	70,000	900	19	N/A	✓
Mississippi	Harlow's Casino Resort and Spa	85	33,000	660	13	105	✓
Mississippi	Riverwalk Casino Hotel	22	25,000	560	11	76	✓
New York	del Lago Resort and Casino	83	99,000	1,670	80	205	✓
Pennsylvania	Presque Isle Downs and Casino	270	61,000	1,540	34	N/A	✓

Equity Investments
Illinois	Rivers Casino Des Plaines	21	78,000	1,520	120	N/A	✓
Ohio	Miami Valley Gaming and Racing	120	190,000	2,220	N/A	N/A	✓
	Total		799,000	14,860	367	669
(a) Includes HRMs and video poker machines at Fair Grounds Race Course and Slots and Video Services LLC.
(b) The Company's retail sports betting business at its wholly owned properties is included in the Wagering Services and Solutions segment.
Wholly owned gaming properties
Florida
Calder Casino ("Calder") in Miami Gardens, Florida is located near Hard Rock Stadium, home of the Miami Dolphins. Calder offers two dining facilities and an entertainment venue. Calder is located on 54 acres of land, and the Company may sell 15-20 acres of this land in the future for retail development.
Indiana
The Terre Haute Casino Resort ("Terre Haute") gaming entertainment venue was opened in April 2024 and a luxury hotel was opened in May 2024 in Terre Haute, Indiana. Terre Haute has 1,040 slot machines, 36 table games, a state-of-the-art sportsbook, and offers regionally inspired food and beverage amenities.
Iowa
The Company acquired Hard Rock Hotel and Casino in Sioux City, Iowa ("Hard Rock Iowa") in November 2022, which is a gaming facility and hotel with food and beverage offerings, a retail sportsbook, and entertainment venues.
Louisiana
Fair Grounds Race Course & Slots ("Fair Grounds") is located in New Orleans, Louisiana. Fair Grounds is a gaming facility and racecourse with a bar, simulcast facility, dirt and turf track, and stabling area. Fair Grounds conducts approximately 80 live racing days each year. The facility includes clubhouse and grandstand seating for approximately 5,000 guests, a general admissions area, several dining facilities, and a retail sportsbook. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people. Fair Grounds also owns and operates 15 OTBs, 13 of which have over 500 HRMs. Video Services LLC ("VSI") is the owner and operator of video poker machines in 13 of those OTBs in Louisiana.
Maine
Oxford Casino and Hotel is located in Oxford, Maine and is a gaming facility with a hotel and a dining facility.

Maryland
Ocean Downs Casino and Racetrack ("Ocean Downs") is located in Berlin, Maryland. Ocean Downs is a gaming facility with several dining options, a retail sportsbook, and a racetrack that conducts approximately 45 live harness racing days each year.
Mississippi
Harlow’s Casino Resort and Spa is located in Greenville, Mississippi, and is a gaming facility and hotel with two dining facilities and a retail sportsbook.
Riverwalk Casino Hotel is located in Vicksburg, Mississippi, and is a gaming facility and hotel with two dining facilities and a retail sportsbook.
New York
Del Lago Resort and Casino ("del Lago") was acquired by the Company in November 2022 and is located in Waterloo, New York. Del Lago is a gaming facility and a hotel with several dining options and a retail sportsbook.
Pennsylvania
Presque Isle Downs and Casino ("Presque Isle") is located in Erie, Pennsylvania. Presque Isle is a gaming facility with three dining facilities, a retail sportsbook, an entertainment venue and thoroughbred racetrack that conducts approximately 80 live racing days each year.
Equity Investments
Illinois
The Company has a 61.3% equity ownership in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines ("Rivers Des Plaines"), located in Des Plaines, Illinois. Rivers Des Plaines is a gaming entertainment venue located on 21 acres and has seven dining facilities, an approximate 5,000 square-foot state-of-the-art BetRivers Sports Bar, and a 10,000 square-foot ballroom for private events and live entertainment.
Ohio
The Company has a 50% equity investment in Miami Valley Gaming and Racing ("MVG") located just north of Cincinnati, Ohio. MVG is a gaming entertainment venue with a harness racetrack, a racing simulcast center, multiple food and drink offerings, and a retail sportsbook.
All Other
We have aggregated our captive insurance company that was established in April 2024 as well as certain corporate operations in All Other to reconcile to consolidated results.
Corporate
Corporate includes miscellaneous and other revenue, compensation expense, professional fees, and other general and administrative expense not allocated to our segments.
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

Live and Historical Racing
In 2024, approximately 31,000 thoroughbred horse races were conducted in the U.S., which was down 2.8% compared to 2023. As a racetrack operator, we compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing, and purse sizes. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Our HRM entertainment venues in Kentucky, Virginia, and New Hampshire compete with regional casinos in the area and other forms of legal and illegal gaming.
Wagering Services and Solutions
TwinSpires
TwinSpires competes with other ADW businesses for both customers and racing content, as well as brick-and-mortar racetracks, casinos, OTBs, and other forms of legal and illegal sports betting.
Sports Betting
Our sports betting business competes for customers with retail, mobile, and online offerings from commercial brick-and-mortar casinos and racetracks. We also compete with daily fantasy sports gaming companies that are expanding into mobile and online sports betting and iGaming, international sports betting businesses looking to expand into the U.S. market, and other forms of legal and illegal sports betting and iGaming operations.
Exacta
Exacta competes with HRM and other central determinant systems providers for casino and racino operators, players, and third-party game content providers.

Gaming
Our Gaming properties operate in highly competitive environments and primarily compete for customers with other casinos in the surrounding regional gaming markets. Our Gaming properties compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling, and other forms of legalized gaming in the U.S.
Human Capital
We believe our people are essential to our operations and fundamental to the long-term success of our Company. Our focus is on attracting innovative and collaborative team members who are eager to develop their skills within a dynamic and growing portfolio of businesses dedicated to delivering exceptional experiences for our guests.
Our People
As of December 31, 2024, we had approximately 8,870 team members, including 6,480 that are full-time. Our highest level of seasonal employment occurs in the second quarter, coinciding with the Kentucky Derby.
As of the same date, approximately 840 full-time team members were covered by 12 collective bargaining agreements. We have not experienced any material operational disruptions due to labor disputes.
Talent Acquisition, Development and Retention
We are committed to attracting, developing, and retaining top talent. Our approach emphasizes a clear purpose and strategy, setting ambitious goals, fostering accountability, continuously assessing and advancing talent, and driving a leadership-led culture of growth. We provide opportunities for team members to expand their expertise within their current roles while also encouraging skill development across different areas of the Company.
Talent reviews and succession planning are conducted regularly with our Chief Executive Officer and Board of Directors, with a focus on accelerating career development, strengthening leadership pipelines, and fostering a breadth of perspectives and experiences within our workforce.
Compensation, Benefits, Safety and Wellness
We strive to offer competitive salaries and wages while providing comprehensive health and retirement benefits to eligible team members. Our core health and welfare offerings are supplemented with targeted programs designed to manage or improve common health conditions, along with a variety of voluntary benefits and paid time-off programs.

Additionally, we provide innovative initiatives aimed at promoting physical, emotional, and financial well-being. The safety of our team members, customers, and community remains a top priority, and we have established safety programs across all our properties to ensure best practices are continuously identified and implemented.
Governmental Regulations and Potential Legislative Changes
We are subject to various federal, state, local, and international laws and regulations that affect our businesses. The ownership, operation, and management of our Live and Historical Racing, Wagering Services and Solutions, and Gaming segments are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. Our businesses and properties are also subject to legislative actions at both the federal and state level.
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
In the U.S., individual states regulate the operations of racetracks located within their respective jurisdictions with the intent to, among other things, protect the public from unfair and illegal gambling practices, generate tax revenue, license racetracks and operators and prevent organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges, and backside personnel are also subject to licensing by governmental authorities.
The total number of days on which each racetrack conducts live racing may fluctuate annually based on applications and approvals.
Louisiana
In Louisiana, the 2021 Historical Horse Racing Act (the "2021 HHR Act") allows off-track betting facilities ("OTBs") to have up to 50 HRMs. On October 25, 2022, a number of individual plaintiffs associated with video poker and truckstops, filed a lawsuit in the 19th Judicial District Court in East Baton Rouge, Louisiana against certain racetracks in Louisiana, including our Fair Grounds Race Course and Slots property, alleging that the 2021 HHR Act is unconstitutional to the extent it purports to permit historical racing in a parish without a referendum. On June 8, 2023, plaintiffs filed a motion for summary judgment on the constitutional issues raised in their complaint and a hearing was conducted on September 11, 2023.
On February 23, 2024, the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horseracing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horseracing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horseracing is unconstitutional. The summary judgment, which was certified as final for purposes of appeal, was entered on March 18, 2024, and the Company, along with other interested parties including the Louisiana Racing Commission, filed a joint motion for a suspensive appeal, which was entered on March 26, 2024. The suspensive appeal allows the continued operation of HHR during the pendency of the appeal before the Louisiana Supreme Court. The case was lodged in the Louisiana Supreme Court on August 7, 2024 and the Company, and other appellants, including the Louisiana Attorney General on behalf of the Louisiana Racing Commission, filed opening briefs on October 9, 2024. Oral arguments occurred on January 27, 2025. The Company intends to vigorously defend the constitutionality of the HHR Act.
As of December 31, 2024, the Company had approximately 500 HRMs in OTBs in Louisiana. If the 2021 HHR Act is determined to be unconstitutional it could have an adverse impact on our Louisiana HRM results which are reported in our Gaming segment.
Wagering Services and Solutions Regulations and Potential Legislative Changes
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the Oregon Racing Commission in accordance with Oregon law and the IHA. We also hold ADW licenses in certain other states where appropriate. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact our mobile and online ADW business.

Sports Betting and iGaming Regulations and Potential Legislative Changes
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gave states the authority to authorize sports wagering. Sports betting has been authorized and is operational in thirty-eight states and the District of Columbia as of December 31, 2024. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements.
As of December 31, 2024, the Company is operational in ten states for retail sports betting.
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
Economic and External Risks
Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, public health threats, and civil unrest
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks, which is subject to the occurrence and threat of extraordinary events that may discourage attendance or expose us to substantial liability. Terrorist activity, including acts of domestic terrorism, civil unrest, or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions, safety, and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack and at our other locations. A major epidemic or pandemic, outbreak of a contagious equine disease, or the threat of such an event, could also adversely affect attendance and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. For example, the COVID-19 global pandemic resulted in the temporary suspension of operations of all of our wholly owned gaming properties, certain wholly owned racing operations, and the two gaming properties related to our equity investments. While we are constantly evaluating our security precautions in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities.
Our business may be subject to fluctuations due to seasonality and inclement weather, including as a result of climate change, that could result in volatility and have an adverse effect on our operating results
Unfavorable weather conditions, including extremely high and low temperatures, heavy rains, high winds, storms, tornadoes, and hurricanes, have caused and may in the future cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Inclement weather conditions may deter or prevent customers from reaching the facilities, including our gaming and HRM venues. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land, and air temperatures, as well as sea levels, rain, and snow could result in increased occurrence and severity of adverse weather events. Our operations are subject to reduced patronage, disruptions, or complete cessation of operations due to weather conditions, natural disasters, and other casualties. The occurrence or threat of any such extraordinary event at our locations, particularly at Churchill Downs Racetrack during Kentucky Derby and Oaks week, could have a material negative effect on our business and results of operations.
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

Due to the nature of our business, we are subject to taxation in a number of jurisdictions and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations
We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial, and local income taxes and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws or in the administration of laws affecting the horse racing, online wagering, and casino industries. Many states and municipalities, including ones in which we operate, are currently experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. We are subject to tax in multiple U.S. tax jurisdictions and judgment is required in determining our provision for income taxes, deferred tax assets or liabilities, and in evaluating our tax positions. It is not possible to determine the likelihood, extent or impact of any future changes in tax laws or fees, or changes in the administration of such laws; however, if enacted, such changes could have a material adverse impact on our business.
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
Acts of fraud or cheating in our gaming businesses using counterfeit chips, covert schemes, and other tactics, possibly in collusion with our employees, may be attempted or committed by our gaming customers with the aim of increasing their winnings. Our gaming customers, visitors, and employees may also commit crimes such as theft to obtain chips not belonging to them. Despite our efforts to safeguard against this risk, we may not be successful in preventing or detecting such culpable behavior and schemes in a timely manner and the relevant insurance we have obtained may not be sufficient to cover our losses depending on the incident, which could result in losses to our gaming operations and generate negative publicity, both of which could have an adverse effect on our reputation, business, results of operations, and cash flows.
Other factors that could influence our reputation include the quality of the services we offer and public perception of our actions with regard to social issues such as diversity, human rights, and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our properties, or our industries, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our company to operate in host communities, employee retention, or recruiting difficulties or other difficulties.
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
Competition for the type of talent we seek to hire continues to be a challenge in the geographic areas in which we operate. As a result, we may incur significant costs to attract and retain highly skilled employees. We may be unable to attract and retain the personnel necessary to sustain our business or support future growth.
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
We continue to experience a competitive labor market. Increased employee turnover, changes in the availability of our workers, or labor shortages in our supply chain could result in increased costs and impact our ability to fully staff our operations, which could negatively affect our financial condition, results of operations, or cash flows.

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
Our operations also face competition from other leisure and entertainment activities.
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
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction
Our Wagering Services and Solutions segment and gaming and historical racing properties are characterized by the rapid development of new technologies and the continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. It may be difficult to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. The Company's competitors may adopt new technologies and technological advancements, such as using artificial intelligence and machine learning, to pursue new products, services and approaches more quickly, successfully, and effectively than the Company.
Our success depends upon new product development and technological advancements, including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments from our competitors may cause our products or technologies to become obsolete or noncompetitive.
The concentration and evolution of the slot machine and HRM manufacturing industry or other technological conditions could impose additional costs on us
A significant amount of our revenue is attributable to slot, HRM, VLTs, and video poker machines operated by us at our properties, and there are a limited number of slot machine and HRM manufacturers servicing the industry. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. A substantial majority of the slot and HRM machines sold in the U.S. are manufactured by a few select companies. The prices of new machines may escalate and manufacturers could refuse to sell us machines featuring the most popular games, instead requiring participating lease arrangements to acquire the machines. Such agreements may be substantially more expensive over the long term than the cost of purchasing a new machine.
We rely on vendors that may use components produced in foreign countries. Restrictions on international trade, such as tariffs and other controls on imports or exports, could impact the pricing and availability of slot and HRM machines. Availability of the most popular games may also be limited by the manufacturer. If we are unable to maintain availability of the most popular games, it could impact our ability to attract and retain customers.
We rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. We rely on a limited number of vendors to provide video poker, slot, and HRM machines and any loss of equipment suppliers could impact our operations. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.
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
We intend to focus on market access and our retail operations for our sports betting business and there can be no assurance that we will be able to compete effectively or that we will generate sufficient returns on our investment
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. Sports betting has been authorized and is operational in thirty-eight states and the District of Columbia as of December 31, 2024. Additional states may legalize sports betting in the future. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements. The market for sports betting and online gaming is rapidly evolving and highly competitive with an increasing number of competitors. The success of our retail and online sportsbooks is dependent on several factors that are beyond our control, including:
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
There can be no assurance as to the returns that we will receive from sports betting business.
Operational Risks
Our business is subject to online security risk, including data privacy and cybersecurity breaches. Loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement actions or other litigation, potential liability, or otherwise harm our business
We receive, process, store, and use personal information and other customer and employee data by maintaining and transmitting customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities.
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
We have experienced cyber attacks in the past. While these attacks have not had a significant impact on the Company to date, we may continue to experience cyber attacks, and such attacks could have an adverse impact on our business in the future. Our systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or joint venture partner, may not be successful. Interruptions in our services or a breach of a customer’s secure data could cause current or potential users to believe that our systems are unreliable, which could permanently harm our reputation and brand. These interruptions could also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our casinos. Such incidents could give rise to remediation costs, monetary fines, and other penalties, which could be significant. We attempt to protect against this risk with our property and business interruption insurance, which covers damage or interruption of our systems, although there is no assurance that such insurance will be adequate to cover all potential losses.
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
Security breaches, computer malware, and computer hacking attacks have become more prevalent in our industry, and hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks. Many companies, including ours, have been the targets of such attacks. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security, and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.
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
The development of new venues and the expansion of existing facilities is costly and susceptible to delays, cost overruns, and other uncertainties
We may decide to develop, construct, and open hotels, casinos, other gaming venues, or racetracks in response to opportunities that may arise. For example, we've announced multiple major multi-year capital investments to transform key areas of Churchill Downs Racetrack, as well as other capital investments in new venues. Future development projects may require significant capital commitments and the incurrence of additional debt, which could have a material adverse impact on our business. In addition, we may not receive the intended benefits of such capital investments.
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

Legal and Regulatory Risks
We face risks related to pending or future legal proceedings and other actions
From time to time, we are a party to various lawsuits and judicial and governmental actions. No assurance can be provided as to the outcome of these lawsuits and actions, which can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits or actions, which could result in settlements, costs, or damages that could have a material adverse impact on our business, financial condition, results of operations, and reputation. Such matters may include investigations or litigation from various parties, including vendors, customers, state, and federal agencies, stockholders, and employees relating to intellectual property, employment, consumer, personal injury, corporate governance, commercial, or other matters arising in the ordinary course of business.
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
Certain states have taken affirmative action and more may take action in the future to make advance deposit wagering unlawful or to limit the number of ADW licenses. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits, and approvals necessary to facilitate the operation or expansion of our online horse racing wagering business or in any legal challenge to the validity of any restrictions on ADW. Legal challenges and regulatory and legislative processes can be lengthy, costly, and uncertain.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
We maintain a comprehensive process for detecting, assessing, and managing material risks from cybersecurity threats as part of our overall enterprise risk management system and processes. Our Chief Technology Officer (“CTO”) oversees our Chief Information Security Officer and a dedicated team of information security professionals who are responsible for our cybersecurity risk management program. Our CTO oversees our information security professionals’ efforts to prevent, detect, mitigate, and remediate cybersecurity and other emerging technology risks and incidents and the efforts for assessing and managing our material risks from cybersecurity threats. Our cybersecurity and risk management program includes technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools, and related services from third-party providers. Our CTO has over twenty years of extensive experience in information technology and security.
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
As of the date of this report, the Company is not aware of any cybersecurity risks that have, or are reasonably likely to, materially affect us, our business strategy, results of operation, or financial condition. Although we have invested in information security and monitor our systems on an ongoing basis, there can be no guarantee that such efforts will in the future prevent compromises to our information technology systems that could have a material adverse effect on our business. For additional information concerning cybersecurity risks we face, refer to Part I, Item 1A, Risk Factors.
ITEM 2.    PROPERTIES
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
▪Derby City Gaming Downtown
◦Southwestern Kentucky
▪Oak Grove Racing, Gaming & Hotel
▪Marshall Yards Racing & Gaming (Planned opening 1st quarter 2026)
◦Northern Kentucky
▪Turfway Park Racing & Gaming
▪Newport Racing & Gaming (leased)
◦Western Kentucky
▪Ellis Park Racing & Gaming
▪Owensboro Racing & Gaming
•Virginia
◦Central Virginia
▪Colonial Downs Racetrack & Rosie's in New Kent
▪Rosie’s in Richmond
▪Roseshire in Henrico County (Planned opening 4th quarter 2025)
▪Office space in Richmond (leased)
◦Northern Virginia
▪The Rose Gaming Resort in Dumfries
▪Rosie’s in Dumfries (leased)
◦Southern Virginia
▪Rosie's in Emporia
▪Rosie's in Collinsville (leased)
▪Rosie's in Hampton (leased)
◦Western Virginia - Rosie's in Vinton
•New Hampshire - Chasers Poker Room in Salem (leased)

Wagering Services and Solutions
•Kentucky
◦TwinSpires.com and Brisnet offices in Lexington (leased)
◦TwinSpires and United Tote offices in Louisville (leased)
•California - United Tote offices in San Diego (leased)
•Oregon - United Tote offices in Portland (leased)
•Florida - Exacta offices in Boynton Beach (leased)
•Texas - Exacta offices in Austin (leased)

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

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 12, 2025, there were approximately 2,020 shareholders of record.
Dividends
Since joining The Nasdaq Global Select Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $0.409 in October 2024, which was paid in January 2025, and we declared a dividend of $0.382 in October 2023, which was paid in January 2024.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
October 2024	111,416	$143.97	—	$170.9
November 2024	—	—	—	170.9
December 2024	186,325	132.99	160,466	149.6
Total	297,741	$137.10	160,466
(1) On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million. The 2021 Stock Repurchase Program includes and is not in addition to the unspent amount remaining under the prior authorization. For more information, refer to Note 9, Shareholders' Equity, to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
(2) Includes shares withheld to pay taxes on the vesting of restricted stock and restricted stock units or to pay taxes on the exercise of stock options granted to employees.
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

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Churchill Downs Incorporated	$100.00	$142.44	$176.65	$155.52	$199.12	$197.63
Russell 1000 Index	$100.00	$120.96	$152.96	$123.71	$156.53	$194.89
S&P Midcap 400 Index	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
NOTE 1: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.
NOTE 2: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data. The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2024 as compared to 2023. Discussion regarding our financial condition and results of operations for 2023 as compared to 2022 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
Our Business
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for over 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the acquisition, development, and operation of live and historical racing entertainment venues, the growth of the online wagering businesses, and the acquisition, development, and operation of regional casino gaming properties.
2024 Transactions and Expansions
The Rose Gaming Resort Opening
In November 2024, the Company opened The Rose Gaming Resort approximately 30 miles south of Washington D.C. The Company invested approximately $460 million to construct The Rose Gaming Resort with a 102-room hotel, eight food and beverage options, and 1,650 historical racing machines ("HRMs"). The Rose Gaming Resort has the potential to be expanded to up to 1,800 HRMs.
Terre Haute Casino Resort Opening
In April 2024, the Company opened the Terre Haute Casino Resort in Terre Haute, Indiana. The Company invested approximately $290 million to develop the Terre Haute Casino Resort with a luxury hotel, 1,040 slot machines, 36 tables games, a state-of-the-art sportsbook, and regionally inspired food and beverage amenities.
NYRA Transaction
In April 2024, the Company closed on the sale of 49% of the United Tote Company (“United Tote”), a wholly owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc.
2023 Transactions and Expansions
Derby City Gaming Downtown Opening
In December 2023, the Company opened Derby City Gaming Downtown in Louisville, Kentucky. The Company invested approximately $90 million to develop Derby City Gaming Downtown with a gaming area, a main-level sports bar with a stage for live entertainment, retail sports betting, a premium bourbon bar, and an elegant wine lounge for guests, including locals, tourists, and convention attendees.
Exacta Systems, LLC Acquisition
On August 22, 2023, the Company completed its acquisition of Exacta Systems, LLC ("Exacta Transaction"). Exacta Systems, LLC ("Exacta") is a leading provider of central determinant system technology in HRMs across the country. Exacta’s system architecture supports multiple game vendors and virtually unlimited math modeling capabilities on a single central determinant system enabling Exacta to deliver a diverse gaming library to Company owned and third-party HRM entertainment venues in Virginia, Kentucky, Wyoming, New Hampshire, and is expanding internationally.
Lady Luck Casino Nemacolin Agreement
In June 2023, the Company's management agreement for Lady Luck Casino Nemacolin ("Lady Luck") in Farmington, Pennsylvania expired and was not renewed. The Company completed the sale of substantially all its assets at Lady Luck for an immaterial amount.
Derby City Gaming & Hotel Expansion
In June 2023, the Company invested approximately $78 million to expand the Derby City Gaming facility in Louisville, Kentucky and build a five-story hotel with 123 rooms including amenities to better serve and attract guests. The expansion included a VIP gaming area, a new sports bar, a stage for live entertainment, and an upscale-casual restaurant and bar.

Arlington Sale
On February 15, 2023, the Company closed on the sale of the Arlington property in Arlington Heights, Illinois. We sold 326-acres to the Chicago Bears for $197.2 million. The net proceeds of $195.7 million were used to pay down the outstanding balance amount on our revolving credit facility that was drawn on to fund the acquisition of substantially all the assets of Peninsula Pacific Entertainment LLC.
Other Business Activities
Impairment
During the quarter ended June 30, 2023, the Company evaluated economic conditions subsequent to the date of our annual impairment assessment on April 1, 2023, including competition in the market and inflationary pressures, which increased during the second quarter of 2023, and impacted the performance and outlook of Presque Isle Downs and Casino ("Presque Isle"). As a result, the Company concluded that a trigger event for impairment testing occurred related to the Presque Isle gaming rights, trademark, and the reporting unit's goodwill at the end of the second quarter. Based on the trigger event, the Company evaluated and subsequently updated the projected cash flows and discount rate to reflect the economic environment at that time. As a result, the Company recognized a non-cash impairment charge of $24.5 million in the second quarter of 2023 for the Presque Isle gaming rights and trademark. For additional information, refer to Note 7, Asset Impairments to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Stock Split
Effective May 22, 2023, the Company's common stock was split two-for-one with a proportionate increase in the number of its authorized shares of common stock. For additional information, refer to Note 9, Shareholders' Equity to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

Adjusted EBITDA excludes:
• Transaction expense, net which includes:
– Acquisition, disposition, and property sale related charges;
– Other transaction expense, including legal, accounting and other deal-related expense;
• Stock-based compensation expense;
• Rivers Des Plaines' impact on our investments in unconsolidated affiliates from:
– Legal reserves and transaction costs;
• Asset impairments;
• Gain on property sales;
• Legal reserves;

• Pre-opening expense; and
• Other charges, recoveries and expenses
As of December 31, 2021, Arlington International Racecourse ("Arlington") ceased racing and simulcast operations and the property was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2023 are treated as an adjustment.
On June 26, 2023, the Company's management agreement for Lady Luck in Farmington, Pennsylvania expired and was not renewed.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income. See the Reconciliation of Net Income to Adjusted EBITDA included in this section for additional information.
Business Highlights
In 2024, we delivered strong performance while continuing the execution of several organic investments that we believe will provide long-term sustainable value creation. We delivered strong growth in net revenue, operating income, net income, and Adjusted EBITDA compared to fiscal year 2023:
•Net revenue was $2.7 billion, up $272.6 million or 11.1%;
•Net income was $426.8 million, up $9.5 million or 2.3%;
•Adjusted EBITDA was $1.2 billion, up $135.3 million, or 13.2%;
•Cash from operations was $771.7 million, up $166.4 million or 27.5%.
Live and Historical Racing Segment:
•Adjusted EBITDA was $574.6 million, up $99.2 million or 20.9% from fiscal year 2023.
•Churchill Downs Racetrack:
◦Churchill Downs Racetrack ran the 150th Kentucky Derby on the first Saturday of May, generating all-time record all-sources handle and all-time record Derby Week Adjusted EBITDA with nearly 157,000 fans gathered in person to watch the most exciting two minutes in sports.
◦We successfully completed the transformative Paddock Project prior to the 150th Kentucky Derby. This multi-year project fundamentally improves the entire venue for every guest and provides a foundation to further innovate for years to come.
◦We extended the agreement with NBC Sports to continue hosting the Kentucky Derby on NBC and Peacock through 2032.
◦We announced the Starting Gate Pavilion and Courtyard renovation to be open for the 151st Kentucky Derby.
•Kentucky HRMs:
◦Owensboro Racing & Gaming: Constructed a new HRM entertainment venue that opened in February 2025 in Owensboro, Kentucky.
◦Marshall Yards Racing & Gaming: Announced a new HRM entertainment venue near Paducah, Kentucky, that will open in the first quarter of 2026.
•Virginia HRMs:
◦The Rose Gaming Resort: Opened a world class entertainment resort in Dumfries, Virginia in November 2024 that includes 1,650 HRMs, eight bars and restaurants, and a hotel with over 100 rooms and event space.
◦Richmond Expansion: Announced plans to further expand the Richmond, Virginia HRM venue by 450 HRMs.
◦Roseshire Henrico County: Announced plans to open a new HRM entertainment venue in Henrico County, Virginia that will include 175 HRMs.
Wagering Services and Solutions Segment:
•Adjusted EBITDA was $165.6 million, up $33.5 million or 25.4% from fiscal year 2023.
•We expanded Exacta technology and product offerings to customers in new states and internationally.

•We monetized online sports betting market access in select states (Indiana, Kentucky, and Pennsylvania) with third parties.
Gaming Segment:
•Adjusted EBITDA was $506.9 million, up $18.3 million or 3.7% from fiscal year 2023.
•Terre Haute Casino Resort: Opened the Terre Haute Casino Resort in April 2024 and luxury 122-room hotel in May 2024 that includes over 1,000 slot machines, table games, a state-of-the-art retail sportsbook, a 400,000 square-foot entertainment venue, and several food and drink offerings.
All Other:
•We amended our senior secured credit agreement to extend the maturity date of our revolving credit facility and term loan A facility from 2027 to 2029 and to make certain other changes to our existing credit agreement.
•We repurchased $65.3 million of shares under our share repurchase program in 2024, based on trade date.
•We continued in our ESG efforts with the ongoing promotion of responsible gaming; initiatives at our properties to lessen energy and water usage, to decrease carbon emissions, and to responsibly manage waste; increasing investments in the communities in which we operate and supporting our teams through educational and leadership development; and increasing engagement with our shareholders.
The Company’s five-year total shareholder return for 2024 was 97.6% compared to 94.9% for the Russell 1000 and 97.0% for the S&P 500. The preceding shareholder return calculations assume dividends are reinvested.
We remain committed to delivering strong financial results and long-term sustainable growth. Our businesses generate strong cash flow, and we have a solid balance sheet that supports our organic growth as well as strategic acquisitions that we believe will create long-term value for our shareholders.
Our Operations
We manage our operations through three reportable segments: Live and Historical Racing, Wagering Services and Solutions, and Gaming.
Refer to Part I, Item 1. Business, of this Annual Report on Form 10-K for more information on our segments and a description of our competition and government regulations and potential legislative changes that affect our business.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,		Change
(in millions)	2024	2023
Net revenue	$2,734.3	$2,461.7	$272.6
Operating income	709.0	564.0	145.0
Operating income margin	25.9%	22.9%
Net income attributable to Churchill Down Incorporated	$426.8	$417.3	$9.5
Adjusted EBITDA	1,159.2	1,023.9	135.3
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
•Net revenue increased $272.6 million driven by a $178.3 million increase from the Live and Historical Racing segment primarily from growth at our Virginia properties and the opening of the Rosie's Emporia HRM venue and The Rose Gaming Resort, a record-breaking Derby Week at Churchill Downs Racetrack, and growth at our other HRM venues, a $70.5 million increase from the Gaming segment primarily from the opening of the Terre Haute Casino Resort, and a $24.6 million increase from the Wagering Services and Solutions segment primarily from to our Exacta business. All Other net revenue decreased $0.8 million.
•Operating income increased $145.0 million driven by a $105.1 million increase from the Live and Historical Racing segment primarily from a record-breaking Derby Week at Churchill Downs Racetrack, lower fees related to the Exacta technology used in the Company's HRM operations, the opening of the Rosie's Emporia HRM venue and The Rose Gaming Resort, and growth at our other HRM venues, a $21.6 million increase from the Gaming segment primarily from the opening of the Terre Haute Casino Resort, partially offset by inclement weather in January 2024, regional gaming softness, and increased competition, a $20.7 million increase from a reduction of non-cash impairment costs, a $16.9 million benefit to transaction expense primarily related to the settlement of certain liabilities recorded at the time of the Company's November 2022 acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC, and a $16.3 million increase in the Wagering Services and Solutions segment primarily from our Exacta business. Partially offsetting these increases to operating income was a $35.4 million increase in selling, general and administrative expenses and a $0.2 million decrease in All Other operating income.
•Net income attributable to Churchill Downs Incorporated increased $9.5 million. The following impacted comparability of the Company's net income for the year ended December 31, 2024 compared to the prior year: an $86.2 million after-tax gain on the sale of the Arlington property in the prior year, partially offset by a $15.7 million after-tax decrease in non-cash impairment costs, a $12.8 million after- tax decrease in transaction, pre-opening, and other expense primarily from the settlement of certain liabilities recorded at the time of the Company's November 2022 acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC, a $5.1 million after-tax increase of other charges and recoveries, net related to non-recurring insurance claim recoveries, and a $0.9 million after-tax decrease of all other charges. Excluding these items, net income increased $61.2 million primarily due to a $77.0 million after-tax increase primarily driven by the results of our operations and equity income from our unconsolidated affiliates, partially offset by a $15.8 million after-tax increase in interest expense associated with higher outstanding debt balances and higher interest rates.
•Adjusted EBITDA increased $135.3 million driven by a $99.2 million increase from the Live and Historical Racing segment primarily from a record-breaking Derby Week at Churchill Downs Racetrack and growth at our HRM venues, a $33.5 million increase from the Wagering Services and Solutions segment primarily due to our Exacta business, and an $18.3 million increase from the Gaming segment primarily from the opening of the Terre Haute Casino Resort in April 2024 that was partially offset by inclement weather in January 2024, regional gaming softness, and increased competition. These increases were partially offset by a decrease of All Other Adjusted EBITDA of $15.7 million.
Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenues:

	Years Ended December 31,		Change
(in millions)	2024	2023
Live and Historical Racing	$1,267.0	$1,084.6	$182.4
Wagering Services and Solutions	500.7	458.4	42.3
Gaming	1,045.4	974.6	70.8
All Other	6.6	0.9	5.7
Eliminations	(85.4)	(56.8)	(28.6)
Net Revenue	$2,734.3	$2,461.7	$272.6
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
•Live and Historical Racing revenue increased $182.4 million due to a $57.2 million increase at Churchill Downs Racetrack due to a record-breaking 150th Derby Week, a $25.9 million increase in Northern Virginia including the opening of The Rose Gaming Resort, a $17.2 million increase from the opening of the Rosie’s Emporia HRM venue in Southern Virginia in September 2023, a $39.5 million increase from our other Virginia HRM venues, a $41.5 million increase from our Kentucky HRM venues, and a $1.1 million increase from our New Hampshire venue.
•Wagering Services and Solutions revenue increased $42.3 million due to a $40.8 million increase from our Exacta business primarily from growth in our third party HRM business and from the growth of our Virginia HRM venues and a $2.0 million increase from our sports betting business, partially offset by a $0.5 million decrease from TwinSpires Horse Racing.
•Gaming revenue increased $70.8 million primarily due to a $96.6 million increase from the opening of the Terre Haute Casino Resort. This increase was partially offset by a $15.6 million decrease from our other wholly owned gaming properties primarily due to inclement weather in January 2024, regional gaming softness, and increased competition; and a $10.2 million decrease due to our decision not to renew the management agreement at Lady Luck at the end of June 2023.
•All Other revenue increased $5.7 million primarily due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,		Change
(in millions)	2024	2023

Taxes and purses	$662.9	$613.4	$49.5
Content expense	168.4	173.0	(4.6)
Salaries and benefits	330.1	285.3	44.8
Selling, general and administrative expense	237.7	202.3	35.4
Depreciation and amortization	199.1	169.0	30.1
Marketing and advertising expense	90.7	83.4	7.3
Maintenance, insurance and utilities	95.2	88.9	6.3
Property and other taxes	23.0	26.4	(3.4)
Asset impairments	3.9	24.6	(20.7)
Transaction (benefit) expense, net	(12.1)	4.8	(16.9)
Other operating expense	226.4	226.6	(0.2)
Total expense	$2,025.3	$1,897.7	$127.6
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Operating expenses increased $127.6 million for the year ended December 31, 2024 compared to December 31, 2023 primarily due to the Exacta Transaction in August 2023, the opening of Rosie's Emporia in September 2023, Derby City Gaming Downtown in December 2023, Terre Haute Casino Resort in Indiana in April 2024, and The Rose Gaming Resort in Virginia in November 2024. Transaction (benefit) expense, net for the year ended December 31, 2024, includes the settlement of certain liabilities recorded at the time of the Company's November 2022 acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC which resulted in a benefit to transaction expense of $18.8 million. Asset impairments for the year ended December 31, 2024 include a $3.9 million write-off in the third quarter of 2024 of HRMs in Virginia that are no longer in use. Asset impairments for the year ended December 31, 2023 include the $24.5 million non-cash impairment of Presque Isle intangible assets in the second quarter of 2023.
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

	Year Ended December 31,		Change
(in millions)	2024	2023
Live and Historical Racing	$574.6	$475.4	$99.2
Wagering Services and Solutions	165.6	132.1	33.5
Gaming	506.9	488.6	18.3
Total segment Adjusted EBITDA	1,247.1	1,096.1	151.0
All Other	(87.9)	(72.2)	(15.7)
Total Adjusted EBITDA	$1,159.2	$1,023.9	$135.3
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
•Live and Historical Racing Adjusted EBITDA increased $99.2 million due to a $32.6 million increase at Churchill Downs Racetrack due to a record-breaking 150th Derby Week, $9.7 million increase in Northern Virginia including the opening of The Rose Gaming Resort, a $7.1 million increase from the opening of the Rosie’s Emporia HRM venue in Southern Virginia in September 2023, a $38.3 million increase from our other Virginia HRM venues, and an $11.5 million increase primarily from our other Kentucky HRM venues.

•Wagering Services and Solutions Adjusted EBITDA increased $33.5 million due to a $29.2 million increase from our Exacta business because of increased fees from our Virginia HRM venues, a $2.2 million increase from a one-time reduction in accrued compensation expenses related to our Exacta business, and a $2.6 million increase primarily from our sports betting business, partially offset by a $0.5 million decrease from TwinSpires Horse Racing.
•Gaming Adjusted EBITDA increased $18.3 million primarily due to a $44.5 million increase from the opening of the Terre Haute Casino Resort and a $3.0 million increase from our equity investment in Miami Valley Gaming. These increases were partially offset by a $19.5 million decrease from our wholly owned gaming properties and an $8.5 million decrease from our equity investment in Rivers Des Plaines primarily due to inclement weather in January 2024, regional gaming softness, increased competition, and higher labor and benefit expense; and a $1.2 million decrease from proceeds for business interruption insurance claims in the third quarter 2023 that did not reoccur.
•All Other Adjusted EBITDA decreased $15.7 million driven primarily by increased corporate compensation related expenses and other corporate administrative expenses driven by enterprise growth.

Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,		Change
(in millions)	2024	2023
Net income attributable to Churchill Downs Incorporated	$426.8	$417.3	$9.5
Net income attributable to noncontrolling interest	2.3	—	2.3
Net income	429.1	417.3	11.8
Adjustments:
Depreciation and amortization	199.1	169.0	30.1
Interest expense	289.8	268.4	21.4
Income tax provision	144.1	144.5	(0.4)
Stock-based compensation expense	36.1	32.9	3.2
Legal reserves	—	(1.2)	1.2
Pre-opening expense	29.6	18.6	11.0
Arlington exit costs	—	9.4	(9.4)
Other expense, net	4.2	7.0	(2.8)
Transaction (benefit) expense, net	(12.1)	4.8	(16.9)
Asset impairments	3.9	24.6	(20.7)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	42.0	40.2	1.8
Rivers Des Plaines' legal reserves and transactions costs	0.3	—	0.3
Other charges and recoveries, net	(6.9)	2.4	(9.3)
Gain on the sale of assets	—	(114.0)	114.0
Total adjustments	730.1	606.6	123.5
Adjusted EBITDA	$1,159.2	$1,023.9	$135.3

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
(in billions)	2024	2023
Total assets	$7.3	$7.0	$0.3
Total liabilities	6.2	6.1	0.1
Total shareholders’ equity	1.1	0.9	0.2
•Total assets increased $0.3 billion driven by increased capital expenditures primarily at the Terre Haute Casino Resort, Churchill Downs Racetrack, Owensboro Racing and Gaming in Western Kentucky, and The Rose Gaming Resort in Northern Virginia.
•Total liabilities increased $0.1 billion driven primarily by increased borrowings on our revolver and increased deferred income taxes, partially offset by decreased accrued capital expenditures and decreased deferred revenue due to the recognition of revenue related to the 150th Kentucky Derby.
•Total shareholders’ equity increased $0.2 billion driven by net income and the addition of a redeemable noncontrolling interest, partially offset by share repurchases.
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

The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,		Change
(in millions)	2024	2023
Cash Flows from:
Operating activities	$771.7	$605.3	$166.4
Investing activities	(545.2)	(718.0)	172.8
Financing activities	(196.6)	129.3	(325.9)
Operating Cash Flow
Cash flows from operating activities increased $166.4 million driven by increased operating income and due to the change in working capital primarily related to an increase in short-term gaming and racing liabilities as a result of our Company’s growth and a decrease in accounts receivable primarily from the timing of collections. Partially offsetting these increases to cash from operating activities was increased interest paid and decreased distributions from our unconsolidated affiliates in 2024. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
Investing Cash Flow
Cash flows used in investing activities decreased $172.8 million primarily driven by decreased funds used in acquisitions and capital expenditures in 2024, partially offset by proceeds from the Arlington sale received in 2023.
Financing Cash Flow
Cash flows from financing activities decreased $325.9 million primarily driven by decreased net proceeds from long-term debt in 2024 compared to 2023 and by increased share repurchases in 2024.
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
We have spent $463.4 million in 2024 on project capital investments including: Churchill Downs Racetrack Paddock Project, the Terre Haute Casino Resort in Vigo County, Indiana, The Rose Gaming Resort in Northern Virginia, and Owensboro Racing & Gaming in Western Kentucky. We currently expect our project capital to be approximately $350 to $400 million in 2025, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $149.6 million of repurchase authority remaining under this program as of December 31, 2024.
Dividends
On October 22, 2024, the Company's Board of Directors approved an annual cash dividend on our common stock of $0.409 per outstanding share, which represented a 7% increase over the prior year. The dividend was payable on January 3, 2025 to shareholders of record as of the close of business on December 6, 2024. The 7% increase marked the fourteenth consecutive year that the Company has increased the dividend. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		Change
(in millions)	2024	2023
Term Loan B-1 due 2028	$288.8	$291.8	$(3.0)
Term Loan A due 2029	1,172.4	1,235.0	(62.6)
Revolver	377.5	247.2	130.3
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	4,938.7	4,874.0	64.7
Current maturities of long-term debt	(63.1)	(68.0)	4.9
Total debt, net of current maturities	4,875.6	4,806.0	69.6
Issuance cost and fees	(31.5)	(37.7)	6.2
Total debt	$4,844.1	$4,768.3	$75.8
Credit Agreement
At December 31, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $288.8 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.2 billion senior secured term loan A due 2029 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2023, 2024, and 2025 are described below.
On February 24, 2023, the Company closed an amendment of the Credit Agreement to increase the loans under the Term Loan A from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses, and for general corporate purposes.
On July 3, 2024, the Company closed an amendment of the Credit Agreement to extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and amend certain other provisions of the Credit Agreement. The Company has $5.7 million of capitalized unamortized debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the remainder of the term.
On February 14, 2025, the Company announced that it closed the seventh amendment of the Credit Agreement. The seventh amendment to the Credit Agreement (i) reduced the interest rate for the Term Loan B-1 from Secured Overnight Financing Rate ("SOFR") plus 200 basis points to SOFR plus 175 basis points, (ii) eliminates the 0.10% credit spread adjustment, and (iii) makes certain other amendments to the Credit Agreement.
The Term Loan B-1 requires quarterly payments of 0.25% of the original $300.0 million balance and may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $814.9 million available borrowing capacity, after consideration of $7.6 million in outstanding letters of credit, under the Revolver as of December 31, 2024.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2024, the Company's commitment fee rate was 0.25%.
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

	Actual as of December 31, 2024	Requirement
Interest coverage ratio	3.9 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.3 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2024.
2027 Senior Notes
On March 25, 2019, the Company completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used the net proceeds from the offering to repay the then-outstanding balance on the Revolver. In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The 2027 Senior Notes will vote as one class under the indenture governing the 2027 Senior Notes.
The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
On December 27, 2017, the Company completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Existing 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Existing 2028 Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes due in 2021. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the Existing 2028 Notes.
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
2030 Senior Notes
On April 13, 2022, a wholly owned subsidiary of the Company completed an offering of $1.2 billion in aggregate principal amount of 5.75% Senior Unsecured Notes that mature on April 13, 2030 (the "2030 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that was exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The offering of the 2030 Senior Notes was part of the financing utilized for the acquisition of substantially all of the assets of Peninsula Pacific Entertainment LLC. In connection with the offering, we capitalized $18.3 million of debt issuance costs which are being amortized as interest expense over the term of the 2030 Senior Notes.
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
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.75% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024, and to fund related transaction fees and expenses, working capital and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Consolidated Statements of Comprehensive Income. The Company capitalized $10.5 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
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
Contractual Obligations
Our commitments to make future payments as of December 31, 2024, are estimated as follows:

(in millions)	2025	2026-2027	2028-2029	Thereafter	Total
Dividends	$30.1	$—	$—	$—	$30.1
Revolver	—	—	377.5	—	377.5
Interest on Revolver (1)	22.8	45.6	34.5	—	102.9
Term Loan B-1	3.0	6.0	279.8	—	288.8
Interest on Term Loan B-1 (1)	18.8	37.1	3.9	—	59.8
Term Loan A	60.1	120.2	992.1	—	1,172.4
Interest on Term Loan A(1)	69.5	128.1	86.9	—	284.5
2027 Senior Notes	—	600.0	—	—	600.0
2028 Senior Notes	—	—	700.0	—	700.0
2030 Senior Notes	—	—	—	1,200.0	1,200.0
2031 Senior Notes	—	—	—	600.0	600.0
Interest on 2027 Senior Notes	33.0	49.5	—	—	82.5
Interest on 2028 Senior Notes	33.3	66.5	16.6	—	116.4
Interest on 2030 Senior Notes	69.0	138.0	138.0	34.5	379.5
Interest on 2031 Senior Notes	40.5	81.0	81.0	60.8	263.3
Operating and Finance Leases	11.0	19.4	14.5	30.2	75.1
All other	1.6	3.0	2.8	5.0	12.4
Total	$392.7	$1,294.4	$2,727.6	$1,930.5	$6,345.2
(1)    Interest includes the estimated contractual payments under our Credit Facility assuming no change in the weighted average borrowing rate of 6.04%, which was the rate in place as of December 31, 2024.
As of December 31, 2024, we had approximately $3.2 million of unrecognized tax benefits.
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
Assessments of goodwill and intangible assets
We perform our annual review for impairment of goodwill and indefinite-lived intangible assets on April 1st of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not the asset is impaired. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability.
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•general economic trends; and
•interest rate and credit risk.
General economic trends
Our business is sensitive to consumer confidence and reductions in consumers' discretionary spending, which may result from challenging economic conditions, interest rate fluctuations, unemployment levels and other changes in the economy. Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which can be adversely affected by economic conditions and unemployment levels. This could result in fewer patrons visiting our racetracks, HRM entertainment venues, online wagering sites, and gaming facilities, and/or may impact our customers’ ability to wager with the same frequency and to maintain wagering levels.
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On December 31, 2024, we had $1.8 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $13.3 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,

(in millions, except per common share data)	2024	2023	2022
Net revenue:
Live and Historical Racing	$1,225.6	$1,047.3	$614.6
Wagering Services and Solutions	469.5	444.9	436.4
Gaming	1,039.1	968.6	755.9
All Other	0.1	0.9	2.9
Total net revenue	2,734.3	2,461.7	1,809.8
Operating expense:
Live and Historical Racing	735.4	662.2	400.9
Wagering Services and Solutions	296.5	288.2	293.6
Gaming	748.9	700.0	537.9
All Other	15.0	15.6	11.0
Selling, general and administrative expense	237.7	202.3	164.2
Asset impairments	3.9	24.6	38.3
Transaction (benefit) expense	(12.1)	4.8	42.1
Total operating expense	2,025.3	1,897.7	1,488.0
Operating income	709.0	564.0	321.8
Other (expense) income:
Interest expense, net	(289.8)	(268.4)	(147.3)
Equity in income of unconsolidated affiliates	144.9	146.3	152.7
Gain on the sale of assets	—	114.0	274.6
Miscellaneous, net	9.1	5.9	7.0
Total other (expense) income	(135.8)	(2.2)	287.0
Income from operations before provision for income taxes	573.2	561.8	608.8
Income tax provision	(144.1)	(144.5)	(169.4)
Net income	429.1	417.3	439.4
Net income attributable to noncontrolling interest	2.3	—	—
Net income and comprehensive income attributable to Churchill Downs Incorporated	$426.8	$417.3	$439.4

Net income attributable to Churchill Downs Incorporate per common share data:
Basic net income	$5.73	$5.55	$5.79

Diluted net income	$5.68	$5.49	$5.71

Weighted average shares outstanding:
Basic	74.0	75.2	75.9
Diluted	74.6	76.1	77.0

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$175.5	$144.5
Restricted cash	77.2	77.3
Accounts receivable, net	98.7	106.9
Income taxes receivable	14.5	12.6
Other current assets	46.4	59.5
Total current assets	412.3	400.8
Property and equipment, net	2,874.9	2,561.2
Investment in and advances to unconsolidated affiliates	661.2	655.9
Goodwill	900.2	899.9
Other intangible assets, net	2,409.0	2,418.4
Other assets	18.3	19.3
Total assets	$7,275.9	$6,955.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$180.3	$158.5
Accrued expenses and other current liabilities	402.0	426.8
Current deferred revenue	52.9	73.2
Current maturities of long-term debt	63.1	68.0
Dividends payable	31.0	29.3
Total current liabilities	729.3	755.8
Long-term debt (net of current maturities and loan origination fees of $7.7 in 2024 and $8.9 in 2023)	1,767.9	1,697.1
Notes payable (net of debt issuance costs of $23.8 in 2024 and $28.8 in 2023)	3,076.2	3,071.2
Non-current deferred revenue	20.0	11.8
Deferred income taxes	432.7	388.2
Other liabilities	146.5	137.8
Total liabilities	6,172.6	6,061.9
Commitments and contingencies
Redeemable noncontrolling interest	19.7	—
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 300.0 shares authorized; 73.5 shares issued and outstanding December 31, 2024 and 74.5 shares at December 31, 2023	—	—
Retained earnings	1,084.6	894.5
Accumulated other comprehensive loss	(1.0)	(0.9)
Total shareholders' equity	1,083.6	893.6
Total liabilities and shareholders' equity	$7,275.9	$6,955.5
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2024, 2023 and 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2021	76.2	$—	$307.7	$(0.9)	$306.8
Net income attributable to Churchill Downs Incorporated			439.4		439.4
Issuance of common stock	0.6	2.7			2.7
Repurchase of common stock	(1.8)	(34.5)	(141.0)		(175.5)
Taxes paid related to net share settlement of stock awards	(0.2)		(26.9)		(26.9)
Stock-based compensation		31.8			31.8
Cash dividends ($0.357 per share)			(26.8)		(26.8)
Balance, December 31, 2022	74.8	—	552.4	(0.9)	551.5
Net income attributable to Churchill Downs Incorporated			417.3		417.3
Issuance of common stock	0.3	3.1			3.1
Repurchase of common stock	(0.5)	(36.0)	(19.3)		(55.3)
Taxes paid related to net share settlement of stock awards	(0.1)		(26.5)		(26.5)
Stock-based compensation		32.9			32.9
Cash dividends ($0.382 per share)			(28.5)		(28.5)
Other			(0.9)		(0.9)
Balance, December 31, 2023	74.5	—	894.5	(0.9)	893.6
Net income attributable to Churchill Downs Incorporated			426.8		426.8
Issuance of common stock	0.7	4.2			4.2
Repurchase of common stock	(1.5)	(35.8)	(153.2)		(189.0)
Reclassification to liability awards			(20.9)		(20.9)
Taxes paid related to net share settlement of stock awards	(0.2)		(27.3)		(27.3)
Stock-based compensation		32.0			32.0
Cash dividends ($0.409 per share)			(30.1)		(30.1)
Other		(0.4)	(5.2)	(0.1)	(5.7)
Balance, December 31, 2024	73.5	$—	$1,084.6	$(1.0)	$1,083.6
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31,

(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$429.1	$417.3	$439.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199.1	169.0	113.7
Equity in income of unconsolidated affiliates	(144.9)	(146.3)	(152.7)
Distributions from unconsolidated affiliates	138.7	155.1	156.9
Stock-based compensation	36.1	32.9	31.8
Deferred income taxes	44.5	47.4	108.7
Asset impairments	3.9	24.6	38.3
Amortization of operating lease assets	5.6	6.2	5.3
Gain on sale of assets	—	(114.0)	(274.6)
Other	9.7	5.4	7.4
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Income taxes	(4.5)	(1.1)	28.2
Deferred revenue	(12.1)	34.2	(12.7)
Other assets and liabilities	66.5	(25.4)	21.1
Net cash provided by operating activities	771.7	605.3	510.8
Cash flows from investing activities:
Capital maintenance expenditures	(83.6)	(77.7)	(50.2)
Capital project expenditures	(463.4)	(598.8)	(373.3)
Acquisition of businesses, net of cash acquired	—	(241.3)	(2,918.5)
Acquisition of gaming rights, net of cash acquired	—	—	(33.3)
Proceeds from sale of assets	—	195.7	279.0
Other	1.8	4.1	(7.4)
Net cash used in investing activities	(545.2)	(718.0)	(3,103.7)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	965.5	1,771.1	2,862.4
Repayments of borrowings under long-term debt obligations	(900.8)	(1,536.0)	(205.4)
Payment of dividends	(29.2)	(27.1)	(26.0)
Repurchase of common stock	(186.0)	(55.9)	(174.9)
Taxes paid related to net share settlement of stock awards	(30.1)	(25.5)	(28.4)
Proceeds from pending equity transaction	—	14.4	—
Debt issuance costs	(2.6)	(13.0)	(27.3)
Change in bank overdraft	(10.9)	2.0	13.3
Other	(2.5)	(0.7)	2.3
Net cash (used in) provided by financing activities	(196.6)	129.3	2,416.0
Cash flows from discontinued operations:
Operating cash flows of discontinued operations	1.0	0.5	26.0
Net increase (decrease) in cash, cash equivalents and restricted cash	30.9	17.1	(150.9)
Cash, cash equivalents and restricted cash, beginning of year	221.8	204.7	355.6
Cash, cash equivalents and restricted cash, end of year	$252.7	$221.8	$204.7

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$306.8	$283.6	$133.6
Cash paid for income taxes	108.2	99.1	68.6
Cash received from income tax refunds	5.2	0.9	61.6

Schedule of non-cash investing and financing activities:
Dividends payable	$31.0	$29.3	$27.0
Deferred payment on gaming rights incurred during the period	—	—	50.6
Deferred payments on the acquisition of business included in other liabilities	1.2	4.9	—
Property and equipment additions included in accounts payable and accrued expense and other current liabilities	43.7	95.1	51.3
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for over 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the acquisition, development, and operation of live and historical racing entertainment venues, the growth of the online wagering businesses, and the acquisition, development, and operation of regional casino gaming properties.
We own and operate 15 live and historical racing entertainment venues in three states, one of the largest online horse racing wagering platforms in the U.S., ten wholly owned casino gaming properties in nine states and 14 retail sportsbooks. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are required to be tested annually or more frequently if events or changes in circumstances indicate that it is more likely than not that an asset is impaired. An entity may first assess qualitative factors to determine whether it is necessary to complete the impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than the reporting unit's carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If a quantitative impairment test of goodwill is required, we generally determine the fair value under the market and income valuation approaches using inputs primarily related to discounted projected cash flows and price multiples of publicly traded comparable companies. If a quantitative impairment test of our indefinite-lived intangible assets is required, we generally determine the fair value using the Greenfield Method for gaming rights and relief-from-royalty method of the income approach for trademarks. The Greenfield Method is an income approach methodology that calculates the present value based on a projected cash flow stream. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, among others. These factors require judgments and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment require us to estimate, among other factors, forecasts of future operating results, revenue growth, operating expense, tax rates, start-up costs, capital expenditures, depreciation, working capital, discount rates, long-term growth rates, risk premiums, royalty rates, terminal values and fair market values of our reporting units and assets. The estimated future revenue and operating expenses, start-up costs, and discount rates are the primary assumptions and estimates in the valuation of gaming rights. Changes in estimates or the application of alternative assumptions could produce significantly different results.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
the practical expedient to omit disclosure related to remaining performance obligations for our export revenue contracts. We recognize on-track revenue, export revenue, and import revenue once the live race event is made official by the relevant racing regulatory body.
We recognize revenue we earn from providing a wagering service to our customers on historical races at our historical racing machine ("HRM") facilities. The transaction price for HRM revenue is based on the established commission rate we are entitled to retain for each wager on the HRM. We recognize HRM revenue once the historical race has been completed on the HRM, net of the liability to the pool.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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

The Company’s insurance captive, which was established in April 2024, maintains cash reserves to cover insurable claims. Insurance captive cash reserves totaled $8.3 million as of December 31, 2024.
Allowance for Credit Losses
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
Internal Use Software
Internal use software costs for our Wagering Services and Solutions' segment software are capitalized in property and equipment, net in the accompanying Consolidated Balance Sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software over the software's estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $18.4 million in 2024, $13.2 million in 2023, and $11.2 million in 2022. We incurred amortization expense of approximately $13.0 million in 2024, $11.2 million in 2023, and $10.7 million in 2022, for projects which had been placed in service.

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
Business Combinations
We account for acquisitions of businesses in accordance with ASC 805, Business Combinations. We initially allocate the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of consideration transferred recorded as goodwill. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination are not considered part of consideration and are expensed as incurred. Refer to Note 3, Acquisitions and Dispositions, for further information.
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
Debt Issuance Costs and Loan Origination Fees
Debt issuance costs and loan origination fees associated with our term debt, Revolver (as defined in Note 11, Debt), and notes payable are amortized as interest expense over the term of each respective financial instrument. Debt issuance costs and loan origination fees associated with our term debt and notes payable are presented as a direct deduction from the carrying amount of the related liability. Debt issuance costs and loan origination fees associated with our revolver are presented as an asset.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Casino and Pari-mutuel Taxes
We recognize casino and pari-mutuel tax expense based on the statutory requirements of the federal, state, and local jurisdictions in which we conduct business. All of our casino taxes and the majority of our pari-mutuel taxes are gross receipts taxes levied on the gaming entity. We recognize these taxes as Live and Historical Racing, Wagering Services and Solutions, Gaming, and All Other operating expenses in our Consolidated Statements of Comprehensive Income. In certain jurisdictions governing our pari-mutuel contracts with customers, there are specific pari-mutuel taxes that are assessed on winning wagers from our customers, which we collect and remit to the government. These taxes are presented on a net basis.
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
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $90.7 million in 2024, $83.4 million in 2023, and $52.9 million in 2022 in our accompanying Consolidated Statements of Comprehensive Income.
Stock-Based Compensation
All stock-based payments to employees and directors, including grants of performance share units ("PSU"), restricted stock, and restricted stock units are recognized as compensation expense over the service period based on the fair value on the date of grant. For awards that have a graded vesting schedule, we recognize expense on a straight-line basis for each separately vesting portion of the award. We recognize forfeitures of awards as incurred.
The total compensation cost recognized for PSU awards is determined using the Monte Carlo valuation methodology, which factors in the achievement of the market criteria. Compensation cost for PSUs is recognized during the three-year performance and service period based on the probable achievement of the performance criteria. Compensation cost for equity-classified awards is recorded based on the grant date fair value of the award over the vesting period. Compensation cost for liability-classified awards is determined on a quarterly basis. Changes in market value of the liability-classified awards are recorded as adjustments to stock-based compensation expense over the vesting period.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Recent Accounting Pronouncements - Adopted in 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The amendments were effective for the Company in fiscal years beginning after December 15, 2023, and will be effective for the interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU did not have a material impact on our business. Refer to Note 21, Segment Information for applicable reportable segment disclosures required by this guidance.
Recent Accounting Pronouncements - Effective in 2025 or thereafter
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within FASB's Accounting Standards Codification ("ASC"). These amendments align the requirements in the ASC regarding the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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
In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. This standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this standard on the consolidated financial statements and related disclosures.
3. ACQUISITIONS & DISPOSITIONS
Exacta Systems
On August 22, 2023, the Company completed its acquisition of Exacta for purchase consideration of $248.2 million, net of cash acquired, consisting of a $241.3 million cash payment and $6.9 million of deferred payments, which is payable over two years (the "Exacta Transaction"). As of December 31, 2024, there were $1.2 million deferred payments remaining. Exacta is a leading provider of central determinant system technology in HRMs across the country. The Exacta Transaction enables the Company to realize significant synergies related to the Company’s HRM operations. Exacta operates within the Company’s Wagering Services and Solutions segment and will continue to service its growing portfolio of third-party HRM operators in several states and is expanding its international presence.
The following table summarizes the fair value of the assets acquired and liabilities assumed, net of cash acquired of $1.8 million, as of August 22, 2023:

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

(in millions)	Total
Accounts receivable	$9.0
Other current assets	3.0
Property and equipment	9.0
Goodwill	177.4
Other intangible assets	54.3
Other assets	0.9
Total assets acquired	$253.6

Accounts payable	2.7
Accrued expenses and other current liabilities	2.1
Other liabilities assumed	0.6
Total liabilities assumed	$5.4
Net assets acquired (net of cash)	$248.2
The fair value of the intangible assets consists of the following:

(in millions)	Fair Value Recognized	Estimated Useful Life
Technology asset	$23.9	7.0 years
Customer relationships	21.3	15.0 years
Trademark	8.7	10.0 years
Other	0.4	5.0 years
Total intangible assets	$54.3
Goodwill of $177.4 million related to the Exacta Transaction was recognized, of which $96.0 million was allocated to the Live and Historical Racing segment and $81.4 million was allocated to the Wagering Services and Solutions segment. The goodwill related to the Exacta Transaction is deductible for tax purposes.
P2E Transaction
On November 1, 2022, the Company completed the acquisition of substantially all the assets of Peninsula Pacific Entertainment LLC (the "P2E Transaction") for a purchase consideration of $2,835.9 million, net of cash acquired. The Peninsula Pacific Entertainment LLC ("P2E") assets acquired included Colonial Downs and six HRM entertainment venues in Virginia, del Lago in New York, and Hard Rock Sioux City in Iowa, as well as the development rights for Dumfries and Emporia HRM facilities in Virginia, and up to five additional HRM entertainment venues in Virginia.
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

(in millions)	Year Ended December 31, 2022
Net revenue	$2,348.7
Net income	$535.4
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The proceeds were held by a qualifying intermediary in an interest-bearing account until they were utilized to purchase property as part of the P2E Transaction and to invest in other replacement properties that qualify as Internal Revenue Code §1031 transactions to defer the federal income tax on the gain on the Calder land sale. The Company completed one reverse like-kind exchange in June 2022 involving our $9.9 million investment in real property for the Derby City Gaming Downtown facility in Louisville, Kentucky, and one reverse like-kind exchange in December 2022 involving our $24.9 million investment in real property for the Terre Haute Casino Resort in Vigo County, Indiana. The remaining proceeds were used to execute a forward like-kind exchange with the P2E Transaction to purchase real property associated with del Lago in November 2022.
4. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	December 31,
(in millions)	2024	2023
Grandstands and buildings	$2,258.0	$1,460.6
Equipment	847.5	685.2
Tracks and other improvements	411.1	369.2
Land	164.3	162.9
Furniture and fixtures	199.3	180.4
Construction in progress	140.3	668.5
	4,020.5	3,526.8
Accumulated depreciation	(1,168.6)	(988.4)
Subtotal	2,851.9	2,538.4
Operating lease right-of-use assets	23.0	22.8
Total	$2,874.9	$2,561.2
Depreciation expense was $188.0 million in 2024, $161.8 million in 2023 and $109.0 million in 2022 and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income.
5. GOODWILL
Goodwill, by segment, is comprised of the following:

(in millions)	Live and Historical	Wagering Services and Solutions	Gaming	All Other	Total
Balance, December 31, 2022	$280.3	$152.2	$290.3	$1.0	$723.8
Additions	95.9	81.2	—	—	177.1
Adjustments	—	—	—	(1.0)	(1.0)
Balance, December 31, 2023	376.2	233.4	290.3	—	899.9
Adjustments	0.1	0.2	—	—	0.3
Balance, December 31, 2024	$376.3	$233.6	$290.3	$—	$900.2

In 2023, we established goodwill related to the Exacta Transaction. The final amount of goodwill was $177.4 million. The goodwill was assigned to the Live and Historical Racing segment in the amount of $96.0 million and to the Wagering Services and Solutions segment in the amount of $81.4 million.
We performed our annual goodwill impairment analysis as of April 1, 2024. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. Based on the results of these analyses, no goodwill impairments were identified in connection with our annual impairment testing.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
6. OTHER INTANGIBLE ASSETS
Other intangible assets, net is comprised of the following:

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:

Customer relationships	$25.9	$(6.4)	$19.5	$26.0	$(3.9)	$22.1
Technology asset	23.9	(4.6)	19.3	23.9	(2.0)	21.9
Gaming licenses	6.4	(4.7)	1.7	6.9	(3.2)	3.7
Other	39.7	(18.5)	21.2	40.7	(17.3)	23.4
	$95.9	$(34.2)	$61.7	$97.5	$(26.4)	$71.1
Indefinite-lived intangible assets:
Trademarks			121.5			121.5
Gaming rights			2,225.8			2,225.8
Total			$2,409.0			$2,418.4
Indefinite-lived intangible assets consist primarily of trademarks and state gaming rights in Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New York, and Virginia.
Amortization expense for definite-lived intangible assets was $11.1 million in 2024, $7.2 million in 2023, and $4.7 million in 2022, and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income.
Refer to Note 7, Asset Impairments, for information regarding intangible asset impairments recognized during 2023.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2024, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded their carrying value.
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2025	$8.1
2026	7.7
2027	7.4
2028	7.3
2029	7.2

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
7. ASSET IMPAIRMENTS
Presque Isle Impairments
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
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company performed the impairment testing of the Presque Isle gaming rights and trademark prior to testing Presque Isle goodwill. Based on the trigger events described above, the Company updated the discount rate to reflect the increased uncertainty of the cash flows and updated the project cash flow stream. As a result, the Company did not recognize any impairment for Presque Isle goodwill because the fair value exceeded the carrying value.
The Company continues to monitor the competitive environment and the impacts on the results of Presque Isle's operations. Future economic conditions and increased competition could have a negative impact on the estimates and assumptions utilized in our asset impairment assessments. These potential impacts could increase the risk of a future impairment of assets at Presque Isle.
Other Impairments
On February 24, 2022, the Company announced plans to exit the direct online Sports and Casino business. During the quarter ended March 31, 2022, the Company evaluated whether this planned exit would indicate it is more likely than not that any of the Company’s intangible assets, long-lived assets, current assets, or property and equipment were impaired. Based on the evaluation, the Company concluded that a trigger event for impairment testing occurred related to certain Wagering Services and Solutions assets. As a result, the Company recorded a $4.9 million non-cash impairment charge related to certain assets in the Wagering Services and Solutions segment.
In the third quarter of 2024, we recorded a $3.9 million write-off of HRMs in Virginia that are no longer in use.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
8. INCOME TAXES
Components of the provision for income taxes are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Current provision:
Federal	$75.2	$74.4	$41.0
State and local	24.4	22.8	19.7
Foreign	—	(0.1)	—
	99.6	97.1	60.7
Deferred provision:
Federal	44.2	42.5	79.9
State and local	0.3	4.9	28.8
	44.5	47.4	108.7
Income tax provision	$144.1	$144.5	$169.4
Income from operations before provision for income taxes were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Domestic	$573.2	$561.8	$608.9
Foreign	—	—	(0.1)
Income from operations before provision for income taxes	$573.2	$561.8	$608.8
Our income tax provision is different from the amount computed by applying the federal statutory income tax rate to income from operations before taxes as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Federal statutory tax on earnings before income taxes	$120.3	$117.9	$127.9
State income taxes, net of federal income tax benefit	20.3	21.6	32.6
Non-deductible officer's compensation	7.5	6.1	7.6
Other	(4.0)	(1.1)	1.3
Income tax provision	$144.1	$144.5	$169.4

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Components of our deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
§ 163(j) interest expense limitation carryforward	$91.2	$55.0
Lease liabilities	17.2	16.5
Net operating losses and credits carryforward	8.6	6.5
Deferred liabilities	10.1	8.1
Deferred compensation plans	9.3	7.9
Deferred income	3.5	3.3
Deferred tax assets	139.9	97.3
Valuation allowance	(4.6)	(4.6)
Net deferred tax asset	135.3	92.7
Deferred tax liabilities:
Property and equipment in excess of tax basis	220.8	195.1
Equity investments in excess of tax basis	157.3	148.0
Intangible assets in excess of tax basis	169.0	116.9
Right-of-use assets	16.1	15.9
Other	4.8	5.0
Deferred tax liabilities	568.0	480.9
Net deferred tax liability	$(432.7)	$(388.2)

As of December 31, 2024, we had U.S. state and foreign net operating losses with tax values of $8.0 million and $0.5 million, respectively. We have recorded a valuation allowance of $4.6 million due to the fact that it is unlikely that we will generate income in certain state and foreign jurisdictions which is necessary to utilize the deferred tax assets. We also had U.S. state tax credits with a tax value of $2.2 million that do not expire which we expect to fully utilize.
The Internal Revenue Service's most recent audit was completed for tax year 2012. Tax years 2021 and after are open to examination. As of December 31, 2024, we had approximately $3.2 million of total gross unrecognized tax benefits, excluding interest of $0.4 million. If the total gross unrecognized tax benefits were recognized, there would be a $3.0 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $0.2 million during the next twelve months primarily due to expected settlements with tax authorities and the expiration of statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2024	2023	2022
Balance as of January 1	$4.8	$6.4	$3.9
Additions for tax positions related to the current year	0.3	0.2	0.1
Additions for tax positions of prior years	—	0.3	2.9
Reductions for tax positions of prior years	(1.9)	(2.1)	(0.5)
Balance as of December 31	$3.2	$4.8	$6.4

9. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). Repurchases may be made at management’s discretion from time to time on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had $149.6 million of repurchase authority remaining under this program on December 31, 2024.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
We repurchased the following shares under the 2021 Stock Repurchase Programs:

	For the year ending December 31,
(in millions, except share data)	2024		2023		2022
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2021 Stock Repurchase Program	506,300	$65.3	461,761	$55.3	1,747,844	$175.5
Total	506,300	$65.3	461,761	$55.3	1,747,844	$175.5
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
The Duchossois Group ("TDG") Share Repurchase
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
10. STOCK-BASED COMPENSATION PLANS
Our total stock based compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, and stock options associated with our employee stock purchase plan, was $36.1 million in 2024, $32.9 million in 2023, and $31.8 million in 2022. We recorded a tax benefit related to stock-based compensation expense of $2.8 million in 2024, $2.3 million in 2023, and $1.6 million in 2022. Our stock-based employee compensation plans are described below.
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
RSUs granted to employees under the 2016 Plan generally vest either in full upon three years from the date of grant or on a pro rata basis over a three-year term. RSUs granted to employees are converted into shares of our common stock at vesting. The RSAs and RSUs granted to directors under the 2016 Plan generally vest in full upon one year from the date of grant. RSAs are legally issued common stock at the time of grant, with certain restrictions placed on them. RSUs granted to directors are converted into shares of our common stock at the time of the director's retirement. The fair value of RSAs and RSUs that vest solely based on continued service under the Plan is determined by the product of the number of shares granted and the grant date market price of our common stock.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
PSUs granted to key executives have performance periods ranging from two to three years and vest depending on the Company’s achievement of predetermined targets related to both performance and market criteria. All PSUs awards are converted into shares of our common stock or settled in cash at the time the award value is finalized.
During the year ended December 31, 2024, the Company modified certain PSU awards to allow for settlement in the form of either cash or stock. The modification required the awards to be recorded as liability-classified awards. Compensation expense related to modified stock-based awards is based on the fair value for those awards as of the modification date with any remaining incremental stock-based compensation expense recognized ratably over the remaining requisite service period. As a result of the modification, the Company recorded stock-based compensation expense of $4.1 million during the year ended December 31, 2024. At December 31, 2024, the Company had $25.0 million recorded as liability-classified awards, which is included in accrued expense and other liabilities in the accompanying Consolidated Balance Sheets.
A summary of the 2024 RSA's, RSU's, and PSUs granted to certain executives, employees, and the Board of Directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms
2024	PSU	63	Three-year performance and service period ending in 2026
2024	RSU	138	Vest equally over three service periods ending in 2026
2024	RSU	6	One year service period ending in 2025
2024	RSA	4	One year service period ending in 2025
(1) PSUs presented are based on the target number of units for the original PSU grant.

Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares / Units	Weighted Average Grant Date Fair Value	Number of Shares / Units	Weighted Average Grant Date Fair Value	Number of Shares / Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	958	$41.50	358	$67.51	1,316	$45.14
Granted	68	$110.13	134	$111.08	202	$110.76
Performance adjustment(1)	94	$91.23	—	$—	94	$91.23
Vested	(368)	$57.66	(183)	$79.45	(551)	$64.83
Forfeited	(11)	$106.90	(12)	$102.36	(23)	$104.41
Balance, December 31, 2022	741	$45.04	297	$80.09	1,038	$55.07
Granted	62	$134.12	142	$124.89	204	$127.69
Performance adjustment(1)	49	$127.15	—	$—	49	$127.15
Vested	(305)	$62.10	(164)	$90.10	(469)	$71.91
Forfeited	—	$—	(7)	$99.74	(7)	$99.74
Balance, December 31, 2023	547	$99.64	268	$69.60	815	$139.72
Granted	63	$115.22	148	$123.37	211	$120.93
Performance adjustment(1)	68	$110.12	—	$—	68	$110.13
Vested	(343)	$68.11	(163)	$99.51	(506)	$78.25
Forfeited	—	$—	(12)	$122.46	(12)	$122.46
Balance, December 31, 2024	335	$60.83	241	$110.48	576	$81.58
(1)Adjustment to number of target units awarded for PSUs based on achievement of underlying performance goals.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The fair value of shares and units vested was $69.7 million in 2024, $55.0 million in 2023, and $56.9 million in 2022.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), on December 31, 2024, is presented below:

(in millions, except years)	December 31, 2024	Weighted Average Remaining Vesting Period (Years)
Unrecognized expense:
RSU & RSA	$9.6	1.84
PSU	1.1	1.35
Total	$10.7	1.79
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
11. DEBT
The following table presents our total debt outstanding:

(in millions)	December 31, 2024	December 31, 2023
Term Loan B-1 due 2028	$288.8	$291.8
Term Loan A due 2029	1,172.4	1,235.0
Revolver	377.5	247.2
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	4,938.7	4,874.0
Current maturities of long-term debt	(63.1)	(68.0)
Unamortized premium and deferred finance charges	(31.5)	(37.7)
Total debt, net of current maturities and costs	$4,844.1	$4,768.3
Credit Agreement
At December 31, 2024, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $288.8 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.2 billion senior secured term loan A due 2029 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2023, 2024, and 2025 are described below.
On February 24, 2023, the Company closed an amendment of the Credit Agreement to increase the loans under the Term Loan A from $800.0 million to $1.3 billion and made certain other changes to the existing credit agreement. The Company used the net proceeds from the borrowings under the increased Term Loan A to repay outstanding loans under its Revolver, pay related transaction fees and expenses, and for general corporate purposes.
On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier "springing maturity" if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt's stated maturity date, and (ii) amend certain other provisions of the Credit Agreement. The Company has $5.7 million of capitalized unamortized debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the remainder of the term.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
On February 14, 2025, the Company announced that it closed the seventh amendment of the Credit Agreement. The seventh amendment to the Credit Agreement (i) reduced the interest rate for the Term Loan B-1 from Secured Overnight Financing Rate ("SOFR") plus 200 basis points to SOFR plus 175 basis points, (ii) eliminates the 0.10% credit spread adjustment, and (iii) makes certain other amendments to the Credit Agreement.
The Term Loan B-1 requires quarterly payments of 0.25% of the original $300.0 million balance and may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2024, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $814.9 million available borrowing capacity, after consideration of $7.6 million in outstanding letters of credit, under the Revolver as of December 31, 2024.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2024, the Company's commitment fee rate was 0.25%.
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

	Actual as of December 31, 2024	Requirement
Interest coverage ratio	3.9 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.3 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2024.
2027 Senior Notes
On March 25, 2019, the Company completed an offering of $600.0 million in aggregate principal amount of 5.50% Senior Unsecured Notes that mature on April 1, 2027 (the "2027 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used the net proceeds from the offering to repay the then-outstanding balance on the Revolver portion of our Credit Agreement. In connection with the offering, we capitalized $8.9 million of debt issuance costs which are being amortized as interest expense over the term of the 2027 Senior Notes.
The 2027 Senior Notes were issued at par, with interest payable on April 1st and October 1st of each year, commencing on October 1, 2019. The 2027 Senior Notes will vote as one class under the indenture governing the 2027 Senior Notes.
The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
On December 27, 2017, the Company completed an offering of $500.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes that mature on January 15, 2028 (the "Existing 2028 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Existing 2028 Notes were issued at par, with interest payable on January 15th and July 15th of each year, commencing on July 15, 2018. The Company used the net proceeds from the offering to repay a portion of our $600.0 million 5.375% Senior Unsecured Notes due in 2021. In connection with the offering, we capitalized $7.7 million of debt issuance costs which are being amortized as interest expense over the term of the Existing 2028 Notes.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
2031 Senior Notes
On April 25, 2023, the Company completed an offering of $600.0 million in aggregate principal amount of 6.75% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A that is exempt from registration under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds from the offering to repay indebtedness outstanding under its Term Loan B Facility due 2024 and to fund related transaction fees and expenses, working capital, and other general corporate purposes. The Company recognized a loss on extinguishment on Term Loan B of $1.3 million, which is included in miscellaneous, net in the accompanying Consolidated Statements of Comprehensive Income. The Company capitalized $10.5 million of debt issuance costs associated with the 2031 Senior Notes which are being amortized as interest expense over the remainder of the 8-year term.
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
Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2025	$63.1
2026	63.1
2027	663.1
2028	1,039.9
2029	1,309.5
Thereafter	1,800.0
Total	$4,938.7

12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of December 31, 2024, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $271.0 million. The revenue we expect to recognize on these remaining performance obligations is $59.7 million in 2025, $58.3 million in 2026, $45.5 million in 2027, and the remainder thereafter.
As of December 31, 2024, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
Contract assets were not material as of December 31, 2024 and 2023.
Contract liabilities were $81.5 million as of December 31, 2024 and $92.3 million as of December 31, 2023. Contract liabilities are included in current deferred revenue, non-current deferred revenue, and accrued expense and other current liabilities in the accompanying Consolidated Balance Sheets. Contract liabilities primarily relate to our Live and Historical Racing segment. The decrease in contract liabilities from December 31, 2023 to December 31, 2024 was primarily due to decreased advanced ticket sales in the deferred revenue balance at December 31, 2024. We recognized $76.1 million of revenue during the year ended December 31, 2024 that was included in the contract liabilities balance on December 31, 2023. We recognized $39.4 million of revenue during the year ended December 31, 2023 that was included in the contract liabilities balance on December 31, 2022.
Disaggregation of Revenue
The Company has included its disaggregated revenue disclosures as follows:
•For the Live and Historical Racing segment, revenue is disaggregated between Churchill Downs Racetrack and historical racing properties given that our racing facilities revenues primarily revolve around live racing events while

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
•For the Wagering Services and Solutions segment, revenue is disaggregated between live and simulcast racing, gaming, and other services.
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Years Ended December 31,
(in millions)	2024	2023	2022
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$259.5	$205.8	$196.8
Louisville	209.1	189.0	169.9
Northern Kentucky	98.9	85.8	46.1
Southwestern Kentucky	158.3	147.8	131.4
Western Kentucky	28.8	31.8	4.5
Virginia	458.2	375.4	62.4
New Hampshire	12.8	11.7	3.5
Total Live and Historical Racing	$1,225.6	$1,047.3	$614.6

Wagering Services and Solutions:	$469.5	$444.9	$436.4

Gaming:
Florida	$100.2	$100.7	$106.2
Iowa	93.3	96.0	15.6
Indiana	96.6	—	—
Louisiana	150.2	145.6	140.8
Maine	106.0	114.1	114.4
Maryland	101.8	106.9	105.3
Mississippi	98.7	100.9	101.8
New York	183.0	180.5	30.9
Pennsylvania	109.3	123.9	140.9
Total Gaming	$1,039.1	$968.6	$755.9
All Other	0.1	0.9	2.9
Net revenue from external customers	$2,734.3	$2,461.7	$1,809.8

Intercompany net revenues:
Live and Historical Racing	$41.4	$37.3	$31.8
Wagering Services and Solutions	31.2	13.5	5.2
Gaming	6.3	6.0	5.9
All Other	6.5	—	0.4
Eliminations	(85.4)	(56.8)	(43.3)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$91.3	$352.2	$26.4	$469.9	$—	$469.9
Historical racing(a)	854.9	—	37.0	891.9	—	891.9
Racing event-related services	188.0	—	6.6	194.6	—	194.6
Gaming(a)	12.6	17.3	856.0	885.9	—	885.9
Other(a)	78.8	100.0	113.1	291.9	0.1	292.0
Total	$1,225.6	$469.5	$1,039.1	$2,734.2	$0.1	$2,734.3

	Year Ended December 31, 2023
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$81.9	$359.7	$26.6	$468.2	$—	$468.2
Historical racing(a)	739.1	—	28.6	767.7	—	767.7
Racing event-related services	145.9	—	6.4	152.3	—	152.3
Gaming(a)	11.4	17.3	803.5	832.2	—	832.2
Other(a)	69.0	67.9	103.5	240.4	0.9	241.3
Total	$1,047.3	$444.9	$968.6	$2,460.8	$0.9	$2,461.7

	Year Ended December 31, 2022
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$66.8	$367.4	$28.1	$462.3	$—	$462.3
Historical racing(a)	374.1	—	9.8	383.9	—	383.9
Racing event-related services	129.8	—	1.8	131.6	—	131.6
Gaming(a)	3.5	28.2	647.4	679.1	—	679.1
Other(a)	40.4	40.8	68.8	150.0	2.9	152.9
Total	$614.6	$436.4	$755.9	$1,806.9	$2.9	$1,809.8
(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $56.0 million in 2024, $50.9 million in 2023, and $33.9 million in 2022.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
13. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

	December 31,
(in millions)	2024	2023
Trade receivables	$37.3	$42.6
Simulcast and online wagering receivables	40.2	44.9
Other receivables	26.1	24.4
	103.6	111.9
Allowance for credit losses	(4.9)	(5.0)
Total	$98.7	$106.9
We recognized credit loss expense of $2.8 million in 2024, $2.9 million in 2023 and $2.3 million in 2022.
Other current assets

	December 31,
(in millions)	2024	2023
Inventory	$11.6	$17.2
Prepaid technology costs	6.4	7.7
Prepaid insurance and taxes	7.7	7.4
Other prepaid costs	16.0	18.3
Insurance deposits and other	4.7	8.9
Total	$46.4	$59.5
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2024	2023
Account wagering deposits liability	$63.1	$58.7
Accrued salaries and related benefits	57.7	45.1
Purses payable	35.4	35.2
Accrued interest	48.2	49.4
Accrued fixed assets	42.7	88.6
Accrued gaming liabilities	35.3	29.5
Accrued insurance	13.1	12.8
Accrued property taxes	9.7	8.5
Current lease liabilities	8.7	7.8
Other	88.1	91.2
Total	$402.0	$426.8
14. REDEEMABLE NONCONTROLLING INTEREST
In April 2024, the Company closed on the sale of 49% of United Tote, a wholly owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc. NYRA's interest includes certain embedded redemption features, such as a put right, that are not exclusively within the Company’s control. NYRA's interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity on the Company’s Condensed Consolidated Balance Sheets.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The redeemable noncontrolling interest is initially accounted for at fair value and subsequently adjusted to the greater of the redemption value or the carrying value. Redeemable noncontrolling interest adjustments of carrying value to redemption value are reflected in retained earnings and are also included as an adjustment to income available to the Company’s shareholders in the calculation of earnings per share (See Note 20, Net Income Per Common Share Computations). The table below depicts changes in the Company’s redeemable noncontrolling interest balance.

(in millions)
Balance, December 31, 2023	$—
Redeemable noncontrolling interest initial measurement	14.4
Net income attributable to redeemable noncontrolling interest	2.3
Redemption value adjustment	3.0
Balance, December 31, 2024	$19.7
15. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of December 31, 2024 and 2023 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
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
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus the Company's accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the point at which the Company gained 61.3% interest in Midwest Gaming, the carrying value of the Company's investment was $835.0 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $853.7 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of December 31, 2024, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $832.9 million.
We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
Our investment in Rivers Des Plaines was $547.1 million as of December 31, 2024 and $541.2 million as of December 31, 2023. The Company received distributions from Rivers Des Plaines of $92.2 million in 2024, $111.1 million in 2023 and $123.8 million in 2022.
Miami Valley Gaming
The Company owns 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest. Since both we and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $114.1 million as of December 31, 2024 and $114.6 million as of December 31, 2023. The Company received distributions from MVG of $46.5 million in 2024, $44.0 million in 2023 and $33.0 million in 2022.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Summarized Financial Results for our Unconsolidated Affiliates
The financial results for our unconsolidated affiliates are summarized below. The summarized income statement information for 2024 and 2023 and summarized balance sheet information as of December 31, 2024 and 2023 includes the following equity investments: MVG and Rivers Des Plaines.

	December 31,
(in millions)	2024	2023
Assets
Current assets	$100.5	$104.8
Property and equipment, net	325.6	339.4
Other assets, net	267.5	266.1
Total assets	$693.6	$710.3

Liabilities and Members' Deficit
Current liabilities	$89.9	$106.2
Long-term debt	839.8	847.2
Other liabilities	1.7	0.7
Members' deficit	(237.8)	(243.8)
Total liabilities and members' deficit	$693.6	$710.3

	Years Ended December 31,
(in millions)	2024	2023	2022
Net revenue	$851.5	$864.8	$825.5
Operating and SG&A expense	528.5	534.0	509.1
Depreciation and amortization	27.0	23.8	25.8
Operating income	296.0	307.0	290.6
Interest and other expense, net	(44.2)	(43.9)	(24.8)
Net income	$251.8	$263.1	$265.8
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
The components of total lease cost were as follows:

	Years Ended December 31,
(in millions)	2024	2023
Short-term lease cost (a) (b)	$21.0	$16.4
Operating lease cost (b)	9.5	7.4
Finance lease interest expense	2.3	1.6
Finance lease amortization expense (b)	4.2	3.5
Total lease cost	$37.0	$28.9
(a)Includes leases with terms of one year or less.
(b)Includes variable lease costs, which were not material.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases are as follows:

	Years Ended December 31,
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.5	$6.3
Operating cash flows from finance leases	2.1	1.4
Financing cash flows from finance leases	2.6	1.7

ROUAs obtained in exchange for lease obligations
Operating leases	$6.0	$1.9
Finance leases	3.6	33.4
Other information related to operating leases was as follows:

	December 31,
Weighted Average Remaining Lease Term	2024	2023
Operating leases	5.7 years	5.7 years
Finance leases	10.4 years	11.8 years

Weighted Average Discount Rate
Operating leases	4.6%	4.3%
Finance leases	4.9%	4.8%
As of December 31, 2024, the future undiscounted cash flows associated with the Company's operating and financing lease liabilities were as follows:

(in millions)
Years Ended December 31,	Operating Leases	Finance Leases
2025	$6.4	$4.6
2026	5.7	4.7
2027	4.2	4.8
2028	2.9	4.8
2029	1.9	4.9
Thereafter	6.0	24.2
Total future minimum lease payments	27.1	48.0
Less: Imputed interest	3.6	5.3
Present value of lease liabilities	$23.5	$42.7

Reported lease liabilities as of December 31, 2024
Accrued expense and other current liabilities (current maturities of leases)	$5.6	$3.1
Other liabilities (non-current maturities of leases)	17.9	39.6
Present value of lease liabilities	$23.5	$42.7

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
17. BOARD OF DIRECTOR AND EMPLOYEE BENEFIT PLANS
Board of Directors and Officers Retirement Plan
Under the 2005 Deferred Compensation Plan (the "Deferred Plan"), members of our Board of Directors may elect to invest the deferred director fee compensation into our common stock within the Deferred Plan. Investments in our common stock are credited as hypothetical shares of common stock based on the market price of the stock at the time the compensation was earned. Upon the end of the director's service, common stock shares or the cash value is issued to the director based upon their elections.
Prior to December 13, 2019, we provided eligible executives the opportunity to defer the receipt of base and bonus compensation to a future date and included a Company matching contribution on base compensation with certain limits through the Deferred Plan. On December 13, 2019, the Compensation Committee elected to freeze the Deferred Plan for eligible executives after the 2019 plan year.
On December 13, 2019, the Compensation Committee adopted the Churchill Downs Incorporated Restricted Stock Unit Deferral Plan, effective January 1, 2020 (the "RSU Deferral Plan"). The Compensation Committee adopted an Amended and Restated Churchill Downs Incorporated Equity Award Deferral Plan, effective December 31, 2024 (the "Equity Award Deferral Plan") to amend the RSU Deferral Plan. Under the Equity Award Deferral Plan, certain individual employees who are management or highly compensated employees of the Company may elect to defer settlement of RSUs, PSUs, and other share based awards granted pursuant to the 2016 Plan.
Other Retirement Plans
We have a profit-sharing plan for all employees with three months or more of service who are not otherwise participating in an associated profit-sharing plan. We match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% any contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $6.5 million in 2024, $5.1 million in 2023, and $4.3 million in 2022.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.2	$77.2	$77.2	$—	$—
Financial liabilities:
Term Loan B-1	286.8	288.8	—	288.8	—
Term Loan A	1,166.7	1,172.4	—	1,172.4	—
Revolver	377.5	377.5	—	377.5	—
2027 Senior Notes	597.6	593.2	—	593.2	—
2028 Senior Notes	699.0	675.2	—	675.2	—
2030 Senior Notes	1,187.9	1,172.6	—	1,172.6	—
2031 Senior Notes	591.7	605.2	—	605.2	—

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.3	$77.3	$77.3	$—	$—
Financial liabilities:
Term Loan B-1	289.2	291.8	—	291.8	—
Term Loan A	1,228.7	1,235.0	—	1,235.0	—
Revolver	247.2	247.2	—	247.2	—
2027 Senior Notes	596.5	591.8	—	591.8	—
2028 Senior Notes	698.7	668.6	—	668.6	—
2030 Senior Notes	1,185.6	1,171.5	—	1,171.5	—
2031 Senior Notes	590.4	611.2	—	611.2	—
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
20. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2024	2023	2022
Numerator for basic net income per common share:
Net income attributable to Churchill Downs Incorporated	$426.8	$417.3	$439.4
Adjustments related to redeemable noncontrolling interest	3.0	—	—
Net income attributable to common shareholders	$423.8	$417.3	$439.4

Denominator for net income per common share:
Basic	74.0	75.2	75.9
Plus dilutive effect of stock awards	0.6	0.9	1.1
Diluted	74.6	76.1	77.0

Net income per common share data:
Basic net income	$5.73	$5.55	$5.79
Diluted net income	$5.68	$5.49	$5.71
All share and per-share amounts have been retroactively adjusted to reflect the effects of the Stock Split. Refer to Note 9, Shareholders' Equity for further information on the Stock Split.
21. SEGMENT INFORMATION
We manage our operations through three reportable segments: Live and Historical Racing, Wagering Services and Solutions, and Gaming. Our operating segments reflect the internal management reporting used by our chief operating decision maker, Chief Executive Officer, to evaluate results of operations and to assess performance and allocate resources.
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
•Wagering Services and Solutions
The Wagering Services and Solutions segment includes the revenue and expenses for TwinSpires Horse Racing, our sports betting business, United Tote, and Exacta.
TwinSpires Horse Racing operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms; facilitates high dollar wagering by international customers; and provides the Bloodstock Research Information Services platform for horse racing statistical data.
Our sports betting business includes the results of our retail sportsbooks at our wholly owned gaming properties, our retail sportsbooks in Kentucky, and our monetized online sports wagering licenses in Pennsylvania and Kentucky. The retail and online sportsbooks, if applicable, related to Rivers Des Plaines and MVG are included in the Gaming segment.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Exacta is a leading provider of central determinant system technology in HRMs across the country. Exacta's system architecture supports multiple game vendors and virtually unlimited math modeling capabilities on a single system enabling Exacta to deliver a diverse gaming library to Company owned and third-party HRM entertainment venues in several states.
•Gaming
The Gaming segment includes revenue and expenses for the wholly owned casino properties and associated racetrack facilities which support the casino license in Florida, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, New York, and Pennsylvania. The Gaming segment also includes our share of our equity investments in Illinois and Ohio.
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
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
As of December 31, 2021, Arlington ceased racing and simulcast operations. On February 15, 2023, the Company closed on the sale of the property to the Chicago Bears. Arlington's results and exit costs in 2022 and 2023 are treated as an adjustment.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The tables below present net revenue from external customers, intercompany revenue from each of our segments, Adjusted EBITDA by segment, and reconciliation of net income to Adjusted EBITDA. Refer to Note 12, Revenue from Contracts with Customers to see intercompany revenues by segment.
Net revenue from external customers by segment is comprised of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Live and Historical Racing	$1,225.6	$1,047.3	$614.6
Wagering Services and Solutions	469.5	444.9	436.4
Gaming	1,039.1	968.6	755.9
All Other	0.1	0.9	2.9
Net Revenue	$2,734.3	$2,461.7	$1,809.8

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenue	$1,267.0	$500.7	$1,045.4

Pari-mutuel taxes and purses	(300.0)	(19.7)	(43.5)
Gaming taxes	(5.7)	(2.4)	(291.6)
Marketing and advertising	(42.1)	(8.9)	(35.4)
Salaries and benefits	(127.0)	(32.8)	(164.6)
Content expense	(6.4)	(205.8)	(8.5)
Selling, general and administrative expense	(40.1)	(15.5)	(46.1)
Maintenance, insurance and utilities	(46.5)	(4.2)	(42.1)
Gaming equipment rental and technology costs	(41.6)	(3.5)	(15.4)
Food and beverage costs	(12.9)	—	(16.7)
Other operating expense(1)	(70.6)	(42.6)	(62.9)
Equity in income of unconsolidated affiliates	—	—	186.4
Other income	0.5	0.3	1.9

Adjusted EBITDA	$574.6	$165.6	$506.9

	Year Ended December 31, 2023
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenue	$1,084.6	$458.4	$974.6

Pari-mutuel taxes and purses	(262.5)	(19.9)	(39.2)
Gaming taxes	(5.2)	(2.7)	(283.6)
Marketing and advertising	(37.6)	(9.8)	(35.4)
Salaries and benefits	(107.0)	(29.3)	(146.0)
Content expense	(6.5)	(205.1)	(8.8)
Selling, general and administrative expense	(31.9)	(12.4)	(42.7)
Maintenance, insurance and utilities	(43.2)	(3.8)	(40.0)
Gaming equipment rental and technology costs	(48.7)	(3.7)	(15.6)
Food and beverage costs	(11.3)	—	(14.9)
Other operating expense(1)	(56.6)	(40.6)	(53.2)
Equity in income of unconsolidated affiliates	—	—	191.6
Other income	1.3	1.0	1.8

Adjusted EBITDA	$475.4	$132.1	$488.6

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenue	$646.4	$441.6	$761.8

Pari-mutuel taxes and purses	(167.1)	(18.7)	(36.4)
Gaming taxes	(1.5)	(8.3)	(241.7)
Marketing and advertising	(19.8)	(13.0)	(18.9)
Salaries and benefits	(63.4)	(26.8)	(102.7)
Content expense	(3.4)	(203.3)	(8.3)
Selling, general and administrative expense	(18.6)	(9.7)	(31.3)
Maintenance, insurance and utilities	(24.3)	(3.0)	(31.1)
Gaming equipment rental and technology costs	(18.6)	(3.4)	(11.8)
Food and beverage costs	(6.0)	—	(10.0)
Other operating expense(1)	(36.6)	(41.4)	(38.6)
Equity in income of unconsolidated affiliates	—	—	184.5
Other income	0.4	0.1	6.4

Adjusted EBITDA	$287.5	$114.1	$421.9
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2024	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:

Net income attributable to Churchill Downs Incorporated	$426.8	$417.3	$439.4
Net income attributable to noncontrolling interest	2.3	—	—
Net income	429.1	417.3	439.4

Adjustments:
Depreciation and amortization	199.1	169.0	113.7
Interest expense	289.8	268.4	147.3
Income tax provision	144.1	144.5	169.4
Stock-based compensation expense	36.1	32.9	31.8
Legal reserves	—	(1.2)	3.8
Pre-opening expenses	29.6	18.6	13.2
Arlington exit costs	—	9.4	5.7
Other expense, net	4.2	7.0	1.7
Transaction (benefit) expense, net	(12.1)	4.8	42.1
Asset impairments	3.9	24.6	38.3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	42.0	40.2	42.8
Changes in fair value of Rivers Des Plaines' interest rate swaps	—	—	(12.6)
Rivers Des Plaines' legal reserves and transactions costs	0.3	—	0.6
Other charges and recoveries, net	(6.9)	2.4	1.0
Gain on sale of assets	—	(114.0)	(274.6)
Total adjustments	730.1	606.6	324.2
Adjusted EBITDA	$1,159.2	$1,023.9	$763.6

Adjusted EBITDA by segment:
Live and Historical Racing	$574.6	$475.4	$287.5
Wagering Services and Solutions	165.6	132.1	114.1
Gaming	506.9	488.6	421.9
Total segment Adjusted EBITDA	1,247.1	1,096.1	823.5
All Other	(87.9)	(72.2)	(59.9)
Total Adjusted EBITDA	$1,159.2	$1,023.9	$763.6

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The table below presents total asset information for each of our segments:

	December 31,
(in millions)	2024	2023
Total assets:
Live and Historical Racing	$4,143.3	$3,872.9
Wagering Services and Solutions	460.6	473.9
Gaming	1,953.7	1,920.9
Total segment assets	6,557.6	6,267.7
All Other	718.3	687.8
	$7,275.9	$6,955.5
The table below presents total capital expenditures for each of our segments:

	Years Ended December 31,
(in millions)	2024	2023	2022
Capital expenditures:
Live and Historical Racing	$385.4	$461.1	$307.0
Wagering Services and Solutions	19.0	14.6	87.6
Gaming	130.0	188.1	11.8
Total segment capital expenditures	534.4	663.8	406.4
All Other	12.6	12.7	17.1
Total capital expenditures	$547.0	$676.5	$423.5

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
23. SUBSEQUENT EVENTS
On February 14, 2025, the Company closed an amendment of the Credit Agreement. Refer to Note 11, Debt for further information.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Churchill Downs Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Indefinite-Lived Intangible Asset Annual Impairment Assessment – Virginia Gaming Rights Intangible Asset

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s indefinite-lived gaming rights intangible assets balance was $2,225.8 million as of December 31, 2024, of which a majority relates to the Virginia gaming rights intangible asset. Management performs an annual review for impairment of indefinite-lived intangible assets on April 1 of each fiscal year, or more frequently if events or circumstances indicate that it is more likely than not the relevant asset may be impaired. If the carrying amount of the gaming rights intangible asset exceeds fair value, an impairment loss is recognized. Management generally determines the fair value of gaming rights using the Greenfield Method. The estimated future revenue and operating expenses, start-up costs, and discount rates are the primary assumptions and estimates in the valuation of the gaming rights.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset annual impairment assessment of the Virginia gaming rights intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Virginia gaming rights intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated future revenue and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Virginia gaming rights intangible asset. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Virginia gaming rights intangible asset; (ii) evaluating the appropriateness of the Greenfield Method used by management; (iii) testing the completeness and accuracy of the underlying data used in the
Greenfield Method; and (iv) evaluating the reasonableness of the estimated future revenue and discount rate assumptions used by management. Evaluating the reasonableness of the estimated future revenue assumption involved considering (i) the current and past performance of the Virginia properties; (ii) the consistency with economic and industry forecasts; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Greenfield Method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 19, 2025

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2024.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Jon E. Rauch
William C. Carstanjen	Marcia A. Dall	Jon E. Rauch
Chief Executive Officer	Executive Vice President and	Vice President and
February 19, 2025	Chief Financial Officer	Chief Accounting Officer
	February 19, 2025	February 19, 2025
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION
On December 2, 2024, the Company’s Chief Operating Officer, William E. Mudd, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Mudd’s plan is for the sale of up to 101,379 shares of the Company’s common stock. The plan will terminate on the earlier of the date all shares under the plan are sold or July 30, 2025. None of the Company's other directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2024.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors and audit committee is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.
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
The Company has adopted an insider trading policy governing the purchase and sale and other disposition of Company securities by our directors, officers and employees. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. It is also our policy that the Company will not trade in company securities in violation of applicable securities laws or stock exchange listing standards.
Information about our Executive Officers

	Age as of	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated
Name	2/19/2025

William C. Carstanjen	56	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	53	President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	61	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group and Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

Bradley K. Blackwell	53	Senior Vice President, General Counsel and Secretary since March 2017; Vice President, Operations from February 2015 to March 2017; Vice President, Legal from April 2011 to February 2015; Vice President, Legal and Regulatory Affairs for TwinSpires from January 2007 to May 2011; Corporate Counsel from April 2005 to December 2007.
Maureen Adams	61	Senior Vice President of Gaming Operations since February 2022; Vice President of Gaming Operations from July 2019 to February 2022; President and General Manager of Calder Casino from August 2013 to July 2019.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Schedule 14(a) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2024, 2023 and 2022 are included in Part II, Item 8:
		Consolidated Statements of Comprehensive Income	46
		Consolidated Balance Sheets	47
		Consolidated Statements of Shareholders’ Equity	48
		Consolidated Statements of Cash Flows	49
		Notes to Consolidated Financial Statements	51
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	87
	(2)	Schedule II—Valuation and Qualifying Accounts	101
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.
	(3)	For the list of required exhibits, see exhibit index.	93
(b)		Exhibits	93
		See exhibit index.
(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Numbers	Description	By Reference To

2.1	Purchase Agreement, dated as of February 18, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed February 22, 2022

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 2, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporation	Exhibit 2.1 to Current Report on Form 8-K filed September 6, 2022

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Churchill Downs Incorporated effective as of the close of business on May 19, 2023	Exhibit 3.1 to Current Report on Form 8-K filed on April 25, 2023

3.2	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K filed January 17, 2019

3.3	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended October 25, 2022	Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2022

4.1	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

4.2	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed December 27, 2017

4.3	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 26, 2019

4.4	Second Supplemental Indenture, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 18, 2021

4.5	Indenture, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and U.S. Bank National Association as trustee	Exhibit 4.1 to Current Report on Form 8-K filed April 14, 2022

4.6	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed December 27, 2017

4.7	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities, LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 26, 2019

4.8	Registration Rights Agreement, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 18, 2021

4.9	Registration Rights Agreement, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed April 14, 2022

4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4(f) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

4.11	Indenture dated as of April 25, 2023 among, CDI, the Guarantors and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to Current Report on Form 8-K filed on April 25, 2023

4.12	Registration Rights Agreement dated April 25, 2023 by and among CDI, the Guarantors (stated therein) and J.P. Morgan Securities, LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed on April 25, 2023

Numbers	Description	By Reference To
4.13	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of March 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.3 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.14	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.4 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.15	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.5 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.16	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.6 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.17	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.7 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.18	First Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of December 12, 2018, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.8 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.19	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.9 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.20	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated May 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.10 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.21	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.11 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.22	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.12 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.23	Sixth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.13 to Quarterly Report on Form 10-Q filed on July 26, 2023

Numbers	Description	By Reference To
4.24	Seventh Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.14 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.25	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.15 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.26	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.16 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.27	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.17 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.28	First Supplemental Indenture relating to Churchill Downs Incorporated’s 6.750% Senior Unsecured Notes due 2031, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.18 to Quarterly Report on Form 10-Q filed on July 26, 2023

10.1	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998†	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed March 31, 1999

10.2	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed May 15, 2001

10.3	2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

10.4	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

10.5	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007†	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed August 7, 2007

10.6	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)†	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.7	Third Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2019

10.8	Fourth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.8 to Annual Report on Form 10-K filed February 22, 2023

10.9	Fifth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.9 to Annual Report on Form 10-K filed February 22, 2023

10.10	Sixth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.10 to Annual Report on Form 10-K filed February 22, 2023

10.11	Churchill Downs Incorporated Restricted Stock Unit Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2019

10.12	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan†	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2016

Numbers	Description	By Reference To
10.13	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2018

10.14	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.2 to Current Report on Form 8-K filed November 5, 2018

10.15	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008†	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.16	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013†	Exhibit A to Schedule 14A filed May 3, 2012

10.17	Churchill Downs Incorporated 2022 Executive Annual Incentive Plan, effective as of January 1, 2022†	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2022

10.18	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed August 3, 2016

10.19	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan†	Exhibit B to Schedule 14A filed March 29, 2016

10.20	Churchill Downs Incorporated Senior Vice President, Vice President & Other Key Employee Severance Policy (Amended Effective as of December 1, 2015)†	Exhibit 10.26 to Annual Report on Form 10-K filed February 22, 2023

10.21	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen†	Exhibit 10.3 to Current Report on Form 8-K filed November 5, 2018

10.22	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd†	Exhibit 10.4 to Current Report on Form 8-K filed November 5, 2018

10.23	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 26, 2022, by and between Churchill Downs Incorporated and Maureen Adams†	Exhibit 10.31 to Annual Report on Form 10-K filed February 22, 2023

10.24	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 26, 2022, by and between Churchill Downs Incorporated and Brad Blackwell†	Exhibit 10.32 to Annual Report on Form 10-K filed February 22, 2023

10.25	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

10.26	Class Action Settlement Agreement, dated as of July 24, 2020, by and between Kater et al. and Churchill Downs Incorporated et al.	Exhibit 10(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

10.27	Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	Exhibit 4.3 to Current Report on Form 8-K filed December 27, 2017

10.28	First Amendment to Credit Agreement, dated March 16, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2020

Numbers		Description	By Reference To
	10.29	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders party thereto, and JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

	10.30	Third Amendment to Credit Agreement, dated February 1, 2021, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders parties thereto, and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to Current Report on Form 8-K filed February 2, 2021

	10.31	Incremental Joinder Agreement No. 1, dated March 17, 2021, among Churchill Downs Incorporated, the credit parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2021

	10.32	Fourth Amendment to Credit Agreement, dated April 13, 2022, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JP Morgan Chase Bank N.A., as agent	Exhibit 10.01 to Current Report on Form 8-K filed April 14, 2022

	10.33	Fifth Amendment to Credit Agreement, Dated March 20, 2023, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JP Morgan Chase Bank N.A., as agent	Exhibit 10.02 to Quarterly Report on Form 10-Q filed April 26, 2023

	10.34	Sixth Amendment to Credit Agreement, dated July 3, 2024, by and among Churchill Downs Incorporated, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 10.01 to Current Report on Form 8-K filed July 3, 2024

	10.35	Seventh Amendment to Credit Agreement, dated February 14, 2025, by and among Churchill Downs Incorporated, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and fronting lender	Exhibit 10.01 to Current Report on Form 8-K filed February 14, 2025

	10.36	Form of Churchill Downs Incorporated Non-Employee Director Restricted Stock Agreement†	Exhibit 10.01 to Quarterly Report on Form 10-Q filed on July 24, 2024

	10.37	Second Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan (Effective, as Amended and Restated, August 1, 2024)	Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on October 23, 2024

	10.38	Amended and Restated Churchill Downs Incorporated Equity Award Deferral Plan (Effective December 31, 2024)†**

	19	Churchill Downs Incorporated Insider Trading Policy**

	21	Subsidiaries of the Registrant**

	23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm**

	31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))***

	97	Churchill Downs Incorporated Policy on Recoupment of Incentive Compensation	Exhibit 97 to Annual Report on Form 10-K filed February 21, 2024

101	INS	Inline XBRL Instance Document**

Numbers		Description	By Reference To
101	SCH	Inline XBRL Taxonomy Extension Schema Document**

101	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

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
February 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 19, 2025	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 19, 2025	February 19, 2025
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Ulysses L. Bridgeman	/s/ Andréa Carter
R. Alex Rankin	Ulysses L. Bridgeman	Andréa Carter
February 19, 2025	February 19, 2025	February 19, 2025
(Chairman of the Board)	(Director)	(Director)

/s/ Paul C. Varga	/s/ Douglas C. Grissom	/s/ Daniel P. Harrington
Paul C. Varga	Douglas C. Grissom	Daniel P. Harrington
February 19, 2025	February 19, 2025	February 19, 2025
(Director)	(Director)	(Director)

/s/ Karole F. Lloyd
Karole F. Lloyd
February 19, 2025
(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charged to Expense	Deductions	Balance End of Year
Allowance for credit losses:
December 31, 2024	$5.0	$3.5	$(3.6)	$4.9
December 31, 2023	5.7	3.7	(4.4)	5.0
December 31, 2022	5.4	2.3	(2.0)	5.7

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
December 31, 2024	$4.6	$—	$—	$4.6
December 31, 2023	5.7	0.8	(1.9)	4.6
December 31, 2022	3.2	2.5	—	5.7