Form 10-Q
period 2025-03-31
Churchill Downs Inc
filed 2025-04-23
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at April 16, 2025 was 72,232,103 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2025	2024
Net revenue:
Live and Historical Racing	$272.5	$245.1
Wagering Services and Solutions	106.9	106.6
Gaming	263.2	239.2
All Other	—	—
Total net revenue	642.6	590.9
Operating expense:
Live and Historical Racing	189.7	157.2
Wagering Services and Solutions	67.2	67.9
Gaming	192.1	178.5
All Other	4.1	2.1
Selling, general and administrative expense	54.5	54.8
Transaction expense, net	0.4	4.1
Total operating expense	508.0	464.6
Operating income	134.6	126.3
Other (expense) income:
Interest expense, net	(72.3)	(70.4)
Equity in income of unconsolidated affiliates	33.3	37.8
Miscellaneous, net	0.3	8.1
Total other (expense) income	(38.7)	(24.5)
Income from operations before provision for income taxes	95.9	101.8
Income tax provision	(18.7)	(21.4)
Net income	77.2	80.4
Net income attributable to noncontrolling interest	0.5	—
Net income and comprehensive income attributable to Churchill Downs Incorporated	$76.7	$80.4

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$1.02	$1.09

Diluted net income	$1.02	$1.08

Weighted average shares outstanding:
Basic	73.7	74.1
Diluted	74.4	74.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$174.2	$175.5
Restricted cash	97.0	77.2
Accounts receivable, net	108.6	98.7
Income taxes receivable	—	14.5
Other current assets	72.6	46.4
Total current assets	452.4	412.3
Property and equipment, net	2,907.3	2,874.9
Investment in and advances to unconsolidated affiliates	663.1	661.2
Goodwill	900.2	900.2
Other intangible assets, net	2,406.3	2,409.0
Other assets	17.8	18.3
Total assets	$7,347.1	$7,275.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$207.1	$180.3
Accrued expenses and other current liabilities	423.6	402.0
Income taxes payable	4.8	—
Current deferred revenue	146.8	52.9
Current maturities of long-term debt	63.1	63.1
Dividends payable	0.7	31.0
Total current liabilities	846.1	729.3
Long-term debt, net of current maturities and loan origination fees	1,736.5	1,767.9
Notes payable, net of debt issuance costs	3,077.4	3,076.2
Non-current deferred revenue	20.0	20.0
Deferred income taxes	432.8	432.7
Other liabilities	141.2	146.5
Total liabilities	6,254.0	6,172.6
Commitments and contingencies
Redeemable noncontrolling interest	21.4	19.7
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	1,072.7	1,084.6
Accumulated other comprehensive loss	(1.0)	(1.0)
Total Churchill Downs Incorporated shareholders' equity	1,071.7	1,083.6

Total liabilities and shareholders' equity	$7,347.1	$7,275.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2024	73.5	$—	$1,084.6	$(1.0)	$1,083.6
Net income attributable to Churchill Downs Incorporated			76.7		76.7
Issuance of common stock	0.1				—
Repurchase of common stock	(0.8)	(1.0)	(88.4)		(89.4)
Taxes paid related to net share settlement of stock awards		(3.9)			(3.9)
Stock-based compensation		4.9			4.9
Other			(0.2)		(0.2)
Balance, March 31, 2025	72.8	$—	$1,072.7	$(1.0)	$1,071.7

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2023	74.5	$—	$894.5	$(0.9)	$893.6
Net income attributable to Churchill Downs Incorporated			80.4		80.4
Issuance of common stock	0.3				—
Repurchase of common stock	(1.2)	(7.2)	(138.5)		(145.7)
Taxes paid related to net share settlement of stock awards	(0.1)		(7.6)		(7.6)
Stock-based compensation		7.2			7.2
Other			(1.0)		(1.0)
Balance, March 31, 2024	73.5	$—	$827.8	$(0.9)	$826.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$77.2	$80.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.2	46.9
Distributions from unconsolidated affiliates	31.4	45.0
Equity in income of unconsolidated affiliates	(33.3)	(37.8)
Stock-based compensation	3.6	7.2
Deferred income taxes	—	4.9
Amortization of operating lease assets	1.6	1.4
Other	2.3	1.7
Changes in operating assets and liabilities:
Income taxes	19.0	17.0
Deferred revenue	93.9	80.1
Other assets and liabilities	(8.4)	7.9
Net cash provided by operating activities	246.5	254.7
Cash flows from investing activities:
Capital maintenance expenditures	(12.6)	(12.4)
Capital project expenditures	(67.5)	(142.6)
Other	—	1.6
Net cash used in investing activities	(80.1)	(153.4)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	219.7	355.5
Repayments of borrowings under long-term debt obligations	(251.4)	(266.7)
Payment of dividends	(30.1)	(28.6)
Repurchase of common stock	(86.4)	(141.7)
Taxes paid related to net share settlement of stock awards	(3.9)	(10.4)
Debt issuance costs	(0.3)	—
Change in bank overdraft	4.6	(8.6)
Other	(0.1)	(0.6)
Net cash used in financing activities	(147.9)	(101.1)
Net increase in cash, cash equivalents and restricted cash	18.5	0.2
Cash, cash equivalents and restricted cash, beginning of period	252.7	221.8
Cash, cash equivalents and restricted cash, end of period	$271.2	$222.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$44.6	$50.8
Cash paid for income taxes	1.0	0.2
Cash received from income tax refunds	1.4	0.1
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$48.2	$83.9
Right-of-use assets obtained in exchange for lease obligations in operating leases	5.9	0.1
Right-of-use assets obtained in exchange for lease obligations in finance leases	—	3.6
Repurchase of common stock included in accrued expense and other current liabilities	6.0	4.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
Churchill Downs Incorporated (the "Company" or "CDI") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
In April 2024, the Company closed on the sale of 49% of the United Tote Company (“United Tote”), a wholly owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc. Refer to Note 10, Redeemable Noncontrolling Interest, for further information on the transaction.
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
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $900.2 million as of March 31, 2025 and December 31, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other intangible assets are comprised of the following:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$95.9	$(36.9)	$59.0	$95.9	$(34.2)	$61.7
Indefinite-lived intangible assets			2,347.3			2,347.3
Total			$2,406.3			$2,409.0
The Company is continuing to monitor the current economic conditions and the impacts on the results of operations of Presque Isle Downs and Casino due to historical impairments recorded in prior periods related to the gaming rights and trademark. Future economic conditions could have a negative impact on the estimates and assumptions utilized in our asset impairment assessments. These potential impacts could increase the risk of a future impairment of assets at Presque Isle.
4. INCOME TAXES
The Company’s effective income tax rate of 19.4% for the three months ended March 31, 2025 was lower than the U.S. federal statutory rate of 21.0% primarily resulting from a $6.0 million benefit from the remeasurement of deferred income tax liabilities, as a result of certain entity classification elections that were made in the first quarter of 2025 decreasing income attributable to states with higher tax rates compared to prior year, partially offset by an unfavorable impact from state income taxes and non-deductible officer’s compensation.
The Company’s effective income tax rate for the three months ended March 31, 2024 was equal to the U.S. federal statutory rate of 21.0%. The Company’s effective income tax rate for the three months ended March 31, 2024 included an unfavorable impact from state income taxes and non-deductible officer's compensation that was offset by a $5.6 million benefit from the remeasurement of deferred income tax liabilities as a result of certain entity classification elections that were made in the first quarter of 2024 decreasing income attributable to states with higher tax rates compared to prior year.
5. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On March 12, 2025, the Board of Directors of the Company approved a new common stock repurchase program of up to $500.0 million (the "2025 Stock Repurchase Program"). The 2025 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior authorizations, including an unused authorization of $125.6 million from the 2021 Stock Repurchase Program. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $434.6 million of repurchase authority remaining under the 2025 Stock Repurchase Program at March 31, 2025, based on trade date.
During the three months ended March 31, 2025 and 2024, we repurchased the following shares under our stock repurchase programs:

	Three Months Ended March 31,
(in millions, except share data)	2025		2024
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2025 Stock Repurchase Program	586,238	$65.4	—	$—
2021 Stock Repurchase Program	212,012	24.0	184,821	22.0
Total	798,250	$89.4	184,821	$22.0
As of March 31, 2025 and December 31, 2024, we had $6.0 million and $3.0 million, respectively, accrued for the future cash settlement of executed repurchases of our common stock.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Duchossois Group Share Repurchase
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
6. STOCK-BASED COMPENSATION PLANS
On February 18, 2025, our Board of Directors approved the replacement of the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") with a new plan, the Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by shareholders at the Company's 2025 Annual Meeting of Shareholders held on April 22, 2025, and no further awards will be granted under the 2016 Plan. We have stock-based employee compensation plans with awards outstanding under the 2016 Plan and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $3.6 million for the three months ended March 31, 2025 and $7.2 million for the three months ended March 31, 2024. At March 31, 2025 and December 31, 2024, the Company had $9.1 million and $25.0 million, respectively, recorded as liability-classified awards, which are included in accrued expense and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2025, the Company awarded RSUs to employees, as well as RSUs and PSUs to certain named executive officers ("NEOs"). The vesting criteria for the PSU awards granted in 2025 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs can be converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSUs and PSUs granted during 2025 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2025	RSU	161	Vest equally over three service periods ending in 2027
2025	PSU	87	Three-year performance and service period ending in 2027
(1) PSUs reflect the target number of units for the original PSU grant.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT
The following table presents our total debt outstanding:

(in millions)	March 31, 2025	December 31, 2024
Term Loan B-1 due 2028	$288.0	$288.8
Term Loan A due 2029	1,157.4	1,172.4
Revolver	361.7	377.5
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	4,907.1	4,938.7
Current maturities of long-term debt	(63.1)	(63.1)
Unamortized premium and deferred finance charges	(30.1)	(31.5)
Total debt, net of current maturities and costs	$4,813.9	$4,844.1

Credit Agreement
At March 31, 2025, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $288.0 million senior secured term loan B-1 (the "Term Loan B-1"), $1.2 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier “springing maturity” if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt’s stated maturity date, and (ii) amend certain other provisions of the Credit Agreement.
On February 14, 2025, the Company announced that it closed the seventh amendment of the Credit Agreement. The seventh amendment to the Credit Agreement (i) reduced the interest rate margin applicable to the Term Loan B-1 by 0.25% from Secured Overnight Financing Rate ("SOFR") plus 200 basis points to SOFR plus 175 basis points, (ii) eliminated the 0.10% credit spread adjustment previously applicable to the Term Loan B-1, and (iii) made certain other amendments to the Credit Agreement.
The Term Loan B-1 requires quarterly payments of 0.25% of the original $300.0 million balance and may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2025, that applicable margin was 150 basis points, which was based on the pricing grid in the Credit Agreement. The Company had $830.9 million available borrowing capacity, after consideration of $7.4 million in outstanding letters of credit, under the Revolver as of March 31, 2025.
The Company is required to pay a commitment fee on the unused portion of the Revolver, as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2025, the Company's commitment fee rate was 0.25%.
2027 Senior Notes
As of March 31, 2025, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2028 Senior Notes
As of March 31, 2025, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of March 31, 2025, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of March 31, 2025, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
8. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2025, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $290.4 million. The revenue we expect to recognize on these remaining performance obligations is $67.3 million for the remainder of 2025, $62.8 million in 2026, $49.6 million in 2027, and the remainder thereafter.
As of March 31, 2025, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of March 31, 2025 and December 31, 2024, contract assets were not material.
As of March 31, 2025 and December 31, 2024, contract liabilities were $174.2 million and $81.5 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the increase was primarily due to deferred revenue related to the 151st Kentucky Derby. We recognized $6.0 million of revenue during the three months ended March 31, 2025, which was included in the contract liabilities balance at December 31, 2024. We recognized $5.8 million of revenue during the three months ended March 31, 2024, which was included in the contract liabilities balance at December 31, 2023.
Disaggregation of Revenue
The Company has included its disaggregated revenue disclosures as follows:
•For the Live and Historical Racing segment, revenue is disaggregated between Churchill Downs Racetrack and historical racing properties given that Churchill Downs Racetrack revenue primarily revolves around live racing events, while our other Live and Historical Racing properties' revenues primarily revolve around historical racing. This segment is also disaggregated by location given the geographic economic factors that affect the revenue of service offerings. Within the Live and Historical Racing segment, revenue is further disaggregated between live and simulcast racing, historical racing, racing event-related services, gaming, and other services.
•    For the Wagering Services and Solutions segment, revenue is disaggregated between live and simulcast racing, gaming, and other services.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended March 31,
(in millions)	2025	2024
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$3.6	$3.1
Louisville	52.2	53.7
Northern Kentucky	31.2	28.5
Southwestern Kentucky	40.5	38.6
Western Kentucky	12.4	6.8
Virginia	129.3	111.2
New Hampshire	3.3	3.2
Total Live and Historical Racing	$272.5	$245.1

Wagering Services and Solutions:	$106.9	$106.6

Gaming:
Florida	$25.3	$26.1
Iowa	23.5	23.4
Indiana	31.6	—
Louisiana	44.6	44.3
Maine	25.0	26.8
Maryland	20.8	21.6
Mississippi	25.1	26.0
New York	43.4	45.0
Pennsylvania	23.9	26.0
Total Gaming	$263.2	$239.2
All Other	—	—
Net revenue from external customers	$642.6	$590.9

Intercompany net revenues:
Live and Historical Racing	$3.9	$3.8
Wagering Services and Solutions	8.9	7.5
Gaming	4.0	4.0
All Other	2.0	—
Eliminations	(18.8)	(15.3)
Intercompany net revenue	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$11.2	$80.1	$10.7	$102.0	$—	$102.0
Historical racing(a)	236.4	—	9.7	246.1	—	246.1
Racing event-related services	1.4	—	0.7	2.1	—	2.1
Gaming(a)	3.3	3.9	213.7	220.9	—	220.9
Other(a)	20.2	22.9	28.4	71.5	—	71.5
Total	$272.5	$106.9	$263.2	$642.6	$—	$642.6

	Three Months Ended March 31, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$11.0	$79.8	$10.6	$101.4	$—	$101.4
Historical racing(a)	212.1	—	8.8	220.9	—	220.9
Racing event-related services	1.1	—	2.2	3.3	—	3.3
Gaming(a)	3.1	5.7	193.1	201.9	—	201.9
Other(a)	17.8	21.1	24.5	63.4	—	63.4
Total	$245.1	$106.6	$239.2	$590.9	$—	$590.9
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $14.4 million for the three months ended March 31, 2025 and $13.4 million for the three months ended March 31, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	March 31, 2025	December 31, 2024
Trade receivables	$36.3	$37.3
Simulcast and online wagering receivables	50.6	40.2
Other receivables	26.8	26.1
	113.7	103.6
Allowance for credit losses	(5.1)	(4.9)
Total	$108.6	$98.7
Other current assets

(in millions)	March 31, 2025	December 31, 2024
Inventory	$11.6	$11.6
Prepaid technology costs	12.0	6.4
Prepaid insurance and taxes	22.2	7.7
Other prepaid costs	22.9	16.0
Insurance deposits and other	3.9	4.7
Total	$72.6	$46.4
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Account wagering deposits liability	$72.6	$63.1
Accrued salaries and related benefits	32.9	57.7
Purses payable	41.0	35.4
Accrued interest	75.5	48.2
Accrued fixed assets	47.1	42.7
Accrued gaming liabilities	35.3	35.3
Accrued insurance	12.7	13.1
Accrued property taxes	12.8	9.7
Current lease liabilities	8.6	8.7
Other	85.1	88.1
Total	$423.6	$402.0
10. REDEEMABLE NONCONTROLLING INTEREST
In April 2024, the Company closed on the sale of 49% of United Tote, a wholly owned subsidiary of CDI, to NYRA. NYRA's interest includes certain embedded redemption features, such as a put right, that are not exclusively within the Company’s control. NYRA's interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity on the Company’s Condensed Consolidated Balance Sheets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The redeemable noncontrolling interest is initially accounted for at fair value and subsequently adjusted to the greater of the redemption value or the carrying value. Redeemable noncontrolling interest adjustments of carrying value to redemption value are reflected in retained earnings and are also included as an adjustment to income available to the Company’s shareholders in the calculation of earnings per share (See Note 14, Net Income Per Common Share Computations). The table below depicts changes in the Company’s redeemable noncontrolling interest balance.

(in millions)
Balance, December 31, 2024	$19.7
Net income attributable to redeemable noncontrolling interest	0.5
Redemption value adjustment	1.2
Balance, March 31, 2025	$21.4
11. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of March 31, 2025 and December 31, 2024 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of March 31, 2025, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $833.0 million.
Our investment in Rivers Des Plaines was $548.4 million and $547.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company received distributions from Rivers Des Plaines of $20.9 million and $34.5 million for the three months ended March 31, 2025 and 2024, respectively.
Miami Valley Gaming and Racing
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing, and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $114.7 million and $114.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company received distributions from MVG of $10.5 million in each of the three month periods ended March 31, 2025 and 2024.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended March 31,
(in millions)	2025	2024
Net revenue	$205.3	$216.9
Operating and SG&A expense	130.3	134.9
Depreciation and amortization	6.2	6.3
Operating income	68.8	75.7
Interest and other, net	(10.6)	(11.0)
Net income	$58.2	$64.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
Assets
Current assets	$103.5	$100.5
Property and equipment, net	324.4	325.6
Other assets, net	270.2	267.5
Total assets	$698.1	$693.6
Liabilities and Members' Deficit
Current liabilities	$116.4	$89.9
Long-term debt	816.5	839.8
Other liabilities	0.4	1.7
Members' deficit	(235.2)	(237.8)
Total liabilities and members' deficit	$698.1	$693.6
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$97.0	$97.0	$97.0	$—	$—
Financial liabilities:
Term Loan B-1	285.9	288.0	—	288.0	—
Term Loan A	1,152.0	1,157.4	—	1,157.4	—
Revolver	361.7	361.7	—	361.7	—
2027 Senior Notes	597.8	593.2	—	593.2	—
2028 Senior Notes	699.1	677.3	—	677.3	—
2030 Senior Notes	1,188.5	1,171.8	—	1,171.8	—
2031 Senior Notes	592.0	602.6	—	602.6	—

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.2	$77.2	$77.2	$—	$—
Financial liabilities:
Term Loan B-1	286.8	288.8	—	288.8	—
Term Loan A	1,166.7	1,172.4	—	1,172.4	—
Revolver	377.5	377.5	—	377.5	—
2027 Senior Notes	597.6	593.2	—	593.2	—
2028 Senior Notes	699.0	675.2	—	675.2	—
2030 Senior Notes	1,187.9	1,172.6	—	1,172.6	—
2031 Senior Notes	591.7	605.2	—	605.2	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$76.7	$80.4
Adjustments related to redeemable noncontrolling interest	1.2	—
Net income attributable to common shareholders	$75.5	$80.4

Denominator for net income per common share:
Basic	73.7	74.1
Plus dilutive effect of stock awards	0.7	0.6
Diluted	74.4	74.7

Net income per common share data:
Basic net income	$1.02	$1.09
Diluted net income	$1.02	$1.08
15. SEGMENT INFORMATION
We manage our operations through three reportable segments: Live and Historical Racing, Wagering Services and Solutions, and Gaming. Our operating segments reflect the internal management reporting used by our chief operating decision maker, our Chief Executive Officer, to evaluate results of operations and to assess performance and allocate resources.
Eliminations include the elimination of intersegment transactions. We utilize non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy, and allocate resources. Adjusted EBITDA includes the following adjustments, as applicable in each period:
Adjusted EBITDA includes our portion of EBITDA from our equity investments and the portion of EBITDA attributable to a noncontrolling interest.
Adjusted EBITDA excludes:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from legal reserves and transaction costs;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Live and Historical Racing	$272.5	$245.1
Wagering Services and Solutions	106.9	106.6
Gaming	263.2	239.2
All Other	—	—
Net Revenue	$642.6	$590.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$276.4	$115.8	$267.2

Pari-mutuel taxes and purses	(71.9)	(4.4)	(14.6)
Gaming taxes	(1.5)	(0.4)	(72.4)
Marketing and advertising	(13.8)	(1.4)	(8.2)
Salaries and benefits	(32.7)	(8.1)	(44.3)
Content expense	(1.4)	(43.7)	(1.8)
Selling, general and administrative expense	(10.5)	(5.2)	(11.1)
Maintenance, insurance and utilities	(10.4)	(0.9)	(9.5)
Gaming equipment rental and technology costs	(11.8)	(0.7)	(4.2)
Food and beverage costs	(3.6)	—	(4.2)
Other operating expense(1)	(16.9)	(9.7)	(16.8)
Equity in income of unconsolidated affiliates	—	—	43.2
Other income	0.1	—	0.2
Adjusted EBITDA	$102.0	$41.3	$123.5

	Three Months Ended March 31, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$248.9	$114.1	$243.2

Pari-mutuel taxes and purses	(63.6)	(4.1)	(14.2)
Gaming taxes	(1.4)	(0.8)	(66.3)
Marketing and advertising	(9.3)	(1.2)	(7.8)
Salaries and benefits	(26.8)	(7.9)	(38.0)
Content expense	(1.3)	(44.0)	(1.8)
Selling, general and administrative expense	(8.8)	(4.5)	(10.2)
Maintenance, insurance and utilities	(10.3)	(1.0)	(9.6)
Gaming equipment rental and technology costs	(10.1)	(1.0)	(3.3)
Food and beverage costs	(3.1)	—	(3.8)
Other operating expense(1)	(13.4)	(10.0)	(14.6)
Equity in income of unconsolidated affiliates	—	—	47.5
Other income	—	—	1.7
Adjusted EBITDA	$100.8	$39.6	$122.8
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income attributable to Churchill Downs Incorporated	$76.7	$80.4
Net income attributable to noncontrolling interest	0.5	—
Net income	77.2	80.4

Adjustments
Depreciation and amortization	59.2	46.9
Interest expense	72.3	70.4
Income tax provision	18.7	21.4
Stock-based compensation expense	3.6	7.2
Pre-opening expense	4.2	8.3
Other expenses, net	(0.4)	0.2
Transaction expense, net	0.4	4.1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.9	10.3
Other charges and recoveries, net	—	(6.7)
Total adjustments	167.9	162.1
Adjusted EBITDA	$245.1	$242.5

Adjusted EBITDA by segment:
Live and Historical Racing	$102.0	$100.8
Wagering Services and Solutions	41.3	39.6
Gaming	123.5	122.8
Total segment Adjusted EBITDA	266.8	263.2
All Other	(21.7)	(20.7)
Total Adjusted EBITDA	$245.1	$242.5

The table below presents total asset information for each of our segments:

(in millions)	March 31, 2025	December 31, 2024
Total assets:
Live and Historical Racing	$4,192.0	$4,143.3
Wagering Services and Solutions	479.7	460.6
Gaming	1,945.2	1,953.7
Total segment assets	6,616.9	6,557.6
All Other	730.2	718.3
Total assets	$7,347.1	$7,275.9

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2025	2024
Capital expenditures:
Live and Historical Racing	$67.6	$84.8
Wagering Services and Solutions	6.6	3.8
Gaming	4.8	61.3
Total segment capital expenditures	79.0	149.9
All Other	1.1	5.1
Total capital expenditures	$80.1	$155.0

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
•changes in, or new interpretations of, applicable tax law or rulings that could result in additional tax liabilities;
•the impact of any pandemics, epidemics, or outbreaks of infectious diseases, and related economic matters on our results of operations, financial conditions, and prospects;
•lack of confidence in the integrity of our core businesses or any deterioration in our reputation;
•negative shifts in public opinion regarding gambling that could result in increased regulation of, or new restrictions on, the gaming industry;
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
•inability to successfully focus on market access and retail operations for our sports betting business and effectively compete;
•online security risk, including cyber-security breaches, or loss or misuse of our stored information as a result of a breach including customers’ personal information could lead to government enforcement actions or other litigation;
•costs of compliance with increasingly complex laws and regulations regarding data privacy and protection of personal information;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
24

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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
25

Our Business
Churchill Downs Incorporated ("CDI" or the "Company") has been creating extraordinary entertainment experiences for over 150 years, beginning with the Company’s most iconic and enduring asset, the Kentucky Derby. Headquartered in Louisville, Kentucky, CDI has expanded through the development of live and historical racing entertainment venues, the growth of the horse racing online wagering business, expanded pari-mutuel content and technology services to B2C platforms, and the operation and development of regional casino gaming properties.
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
Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). We also use non-GAAP measures, including EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA. We believe that the use of Adjusted EBITDA as a key performance measure of results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Our chief operating decision maker utilizes Adjusted EBITDA to evaluate segment performance, develop strategy, and allocate resources. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating r`esults.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of EBITDA from our equity investments and the portion of EBITDA attributable to a noncontrolling interest.
Adjusted EBITDA excludes, as applicable in each period:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from legal reserves and transaction costs;
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
Governmental Regulations and Legislative Changes
We are subject to various federal, state, and international laws and regulations that affect our businesses. The ownership, operation, and management of our Live and Historical Racing, Wagering Services and Solutions, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation, and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative actions should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, including Part I - Item 1, "Business" for a discussion of regulatory and legislative changes.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
26

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
On February 23, 2024, the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horseracing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horseracing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horseracing is unconstitutional. The summary judgment, which was certified as final for purposes of appeal, was entered on March 18, 2024, and the Company, along with other interested parties including the Louisiana Racing Commission, filed a joint motion for a suspensive appeal, which was entered on March 26, 2024. The suspensive appeal allows the continued operation of HHR during the pendency of the appeal before the Louisiana Supreme Court. Oral arguments took place before the Louisiana Supreme Court on January 27, 2025, and an opinion was issued on March 21, 2025. The opinion affirmed the ruling of the District Court, which stated the 2021 HHR Act is unconstitutional, and that before historical horse racing is licensed or permitted to be conducted in a parish it first requires a voter referendum in an affected parish. The Company submitted an Application for Rehearing to the Louisiana Supreme Court on April 4, 2025. Should this request be denied, the opinion will become final and enforceable.
As of March 31, 2025, the Company had approximately 500 HRMs in OTBs in Louisiana. A final opinion by the Louisiana Supreme Court declaring the 2021 HHR Act unconstitutional could have an adverse impact on our Louisiana HRM results which are reported in our Gaming segment.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Net revenue	$642.6	$590.9	$51.7
Operating income	134.6	126.3	8.3
Operating income margin	21%	21%
Net income attributable to Churchill Downs Incorporated	76.7	80.4	(3.7)
Adjusted EBITDA	245.1	242.5	2.6
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
•Net revenue increased $51.7 million driven by a $27.4 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 and the opening of Owensboro Racing and Gaming in February 2025, a $24.0 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, and a $0.3 million increase from all other sources.
•Operating income increased $8.3 million driven by a $10.4 million increase from the Gaming segment primarily due to the opening of the Terre Haute Casino Resort in April 2024 that was partially offset by regional gaming softness and increased competition, a $1.0 million increase in the Wagering Services and Solutions segment primarily due to Exacta, a $3.7 million decrease in transaction expenses, and a $0.3 million decrease in selling, general and administrative expenses. Partially offsetting these increases was a $5.1 million decrease in the Live and Historical segment and a $2.0 million increase in All Other operating expenses driven primarily by increased insurance expense and depreciation.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
27

•Net income attributable to Churchill Downs Incorporated decreased $3.7 million. The following impacted the comparability of the Company's net income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024: a $6.7 million after-tax decrease in other recoveries, net primarily driven by insurance claim proceeds recorded in the prior year quarter, partially offset by a $5.6 million after-tax decrease in transaction, pre-opening, and other expenses. Excluding these items, net income decreased $4.8 million primarily due to a $3.0 million after-tax decrease in equity income from our unconsolidated affiliates, a $2.0 million after-tax increase in interest expense, and a $0.5 million after-tax decrease due to a portion of United Tote's income being recognized as noncontrolling interest, partially offset by a $0.7 million after-tax increase primarily driven by the results of our operations.
•Adjusted EBITDA increased $2.6 million driven by a $1.2 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 and Owensboro Racing and Gaming in February 2025, an $1.7 million increase from the Wagering Services and Solutions segment primarily due to Exacta, and a $0.7 million increase from the Gaming segment driven by the opening of the Terre Haute Casino Resort in April 2024 that was partially offset by regional gaming softness and increased competition. These increases were partially offset by a decrease of All Other adjusted EBITDA of $1.0 million.

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,		Change
(in millions)	2025	2024
Live and Historical Racing	$276.4	$248.9	$27.5
Wagering Services and Solutions	115.8	114.1	1.7
Gaming	267.2	243.2	24.0
All Other	2.0	—	2.0
Eliminations	(18.8)	(15.3)	(3.5)
Net Revenue	$642.6	$590.9	$51.7
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
•Live and Historical Racing revenue increased $27.5 million due to an $18.2 million increase at our Virginia HRM venues, an $8.9 million increase from our Kentucky HRM venues, and a $0.4 million increase from our other Live and Historical Racing properties. The Virginia HRM increase of $18.2 million was primarily due to the November 2024 opening of The Rose Gaming Resort in Northern Virginia, partially offset by a decrease from our other Virginia HRM venues primarily due to lower unrated play from consumer softness and competition, inclement weather, and one less day in the quarter due to the 2024 leap year. The Kentucky HRM increase of $8.9 million was primarily due to the February 2025 opening of Owensboro Racing and Gaming in Western Kentucky and growth from our Northern and Southwestern Kentucky properties, partially offset by a decrease at our Louisville properties due to the impact of weather and one less day in the quarter due to 2024 leap year.
•Wagering Services and Solutions revenue increased $1.7 million due to a $3.1 million increase from Exacta due to incremental HRMs in Virginia and New Hampshire and a $0.8 million increase in TwinSpires Horse Racing. These increases were partially offset by a $2.2 million decrease from our sports betting business.
•Gaming revenue increased $24.0 million due to a $31.6 million increase from the April 2024 opening of the Terre Haute Casino Resort, partially offset by a $7.6 million decrease primarily due to regional gaming softness, increased competition, one less day in the quarter due to the 2024 leap year, and the impact of weather at certain properties.
•All Other revenue increased $2.0 million due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
28

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,		Change
(in millions)	2025	2024
Gaming taxes and purses	$165.2	$150.4	$14.8
Salaries and benefits	85.7	74.9	10.8
Content expense	37.9	38.2	(0.3)
Selling, general and administrative expense	54.5	54.8	(0.3)
Depreciation and amortization	59.2	46.9	12.3
Marketing and advertising	23.9	19.2	4.7
Maintenance, insurance and utilities	21.0	20.9	0.1
Property and other taxes	6.8	6.4	0.4
Transaction expense, net	0.4	4.1	(3.7)
Other operating expense	53.4	48.8	4.6
Total expense	$508.0	$464.6	$43.4
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
Operating expenses increased $43.4 million for the three months ended March 31, 2025 compared to March 31, 2024 primarily due to the opening of Terre Haute Casino Resort in Indiana in April 2024 and the hotel in May 2024, and The Rose Gaming Resort in Virginia in November 2024.
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

	Three Months Ended March 31,		Change
(in millions)	2025	2024
Live and Historical Racing	$102.0	$100.8	$1.2
Wagering Services and Solutions	41.3	39.6	1.7
Gaming	123.5	122.8	0.7
Total Segment Adjusted EBITDA	266.8	263.2	3.6
All Other	(21.7)	(20.7)	(1.0)
Total Adjusted EBITDA	$245.1	$242.5	$2.6
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
•Live and Historical Racing Adjusted EBITDA increased $1.2 million due to a $3.1 million increase at our Kentucky HRM venues, partially offset by a $1.9 million decrease primarily from our Virginia HRM venues. Our Kentucky HRM venues increase was primarily due to the February 2025 opening of Owensboro Racing and Gaming in Western Kentucky and growth at our Northern and Southwestern Kentucky properties, partially offset by a decrease from our Louisville properties due to inclement weather and one less day in the quarter due to the 2024 leap year. Our Virginia HRM venues decreased $2.0 million primarily due to lower unrated play from consumer softness and competition, the impact of weather, increased handle tax and racing-related expenses, and one less day in the quarter due to the 2024 leap year, partially offset by the November 2024 opening of The Rose Gaming Resort.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
29

•Wagering Services and Solutions Adjusted EBITDA increased $1.7 million due to a $3.8 million from Exacta due to a $2.7 million increase primarily from incremental HRMs in Virginia and New Hampshire and $1.1 million decrease from lower compensation expense. These increases were partially offset by a $1.1 million decrease from our sports betting business and a $1.0 million decrease attributable to TwinSpires Horse Racing from increased legal expenses.
•Gaming Adjusted EBITDA increased $0.7 million due to an $11.5 million increase attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $6.6 million decrease from our wholly owned gaming properties and a $4.2 million decrease from our equity investments primarily due to regional gaming softness, increased competition, higher labor and benefit expense, one less day in the quarter due to the 2024 leap year, and the impact of weather at certain properties.
•All Other Adjusted EBITDA decreased $1.0 million driven primarily by increased corporate compensation related expenses and other corporate administrative expenses driven by enterprise growth.
Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March 31,		Change
(in millions)	2025	2024
Net income and comprehensive income attributable to Churchill Downs Incorporated	$76.7	$80.4	$(3.7)
Net income attributable to noncontrolling interest	0.5	—	0.5
Net income	77.2	80.4	(3.2)

Adjustments:
Depreciation and amortization	59.2	46.9	12.3
Interest expense	72.3	70.4	1.9
Income tax provision	18.7	21.4	(2.7)
Stock-based compensation expense	3.6	7.2	(3.6)
Pre-opening expense	4.2	8.3	(4.1)
Other expense, net	(0.4)	0.2	(0.6)
Transaction expense, net	0.4	4.1	(3.7)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.9	10.3	(0.4)
Other charges and recoveries, net	—	(6.7)	6.7
Total adjustments	167.9	162.1	5.8
Adjusted EBITDA	$245.1	$242.5	$2.6
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	March 31, 2025	December 31, 2024	Change
Total assets	$7,347.1	$7,275.9	$71.2
Total liabilities	6,254.0	6,172.6	81.4
Total equity	1,071.7	1,083.6	(11.9)
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $71.2 million driven by increased capital expenditures primarily at Churchill Downs Racetrack and Owensboro Racing and Gaming, and an increase in other current assets driven by prepaid insurance and information technology related items.
•Total liabilities increased $81.4 million driven primarily by increased current deferred revenue primarily related to advance ticket sales and sponsorships for the Kentucky Oaks and Derby, partially offset by decreased dividends

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
30

payable due to the payment of the annual dividend, and decreased long-term debt primarily due to payments on the Revolver and Term Loan A.
•Total equity decreased $11.9 million driven by share repurchases, partially offset by net income.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,		Change
Cash flows from:	2025	2024
Operating activities	$246.5	$254.7	$(8.2)
Investing activities	(80.1)	(153.4)	73.3
Financing activities	(147.9)	(101.1)	(46.8)
Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024
•Cash flows provided by operating activities decreased $8.2 million driven primarily a decrease in cash used for working capital and an increase in operating income, partially offset by increased interest paid and decreased distributions from our unconsolidated affiliates in 2025. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities decreased $73.3 million primarily driven by decreased capital expenditures in 2025.
•Cash flows used in financing activities increased $46.8 million primarily driven by payments on the Revolver, increased payment of dividends, partially offset by decreased stock repurchases in 2025.
We have announced several project capital investments, including the following: Starting Gate Pavilion and Courtyard as well as enhancements to The Mansion and Finish Line Suites at Churchill Downs Racetrack; Marshall Yards Racing and Gaming in Southwestern Kentucky; expansion of the Richmond, Virginia HRM venue; and the Roseshire HRM entertainment venue in Henrico County, Virginia. We currently expect our project capital to be approximately $250.0 to $290.0 million in 2025, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties. The 2025 project capital range was reduced to reflect the temporary pause of The Skye, Conservatory, and Infield General Admission capital projects at Churchill Downs Racetrack.
Common Stock Repurchase Program
On March 12, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "2025 Stock Repurchase Program"). The 2025 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior authorization. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $434.6 million of repurchase authority remaining under the 2025 Stock Repurchase Program at March 31, 2025, based on trade date.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
31

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	March 31, 2025	December 31, 2024	Change
Revolver	$361.7	$377.5	$(15.8)
Term Loan B-1 due 2028	288.0	288.8	(0.8)
Term Loan A due 2029	1,157.4	1,172.4	(15.0)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	4,907.1	4,938.7	(31.6)
Current maturities of long-term debt	(63.1)	(63.1)	—
Total debt, net of current maturities	4,844.0	4,875.6	(31.6)
Issuance costs, net of premiums and discounts	(30.1)	(31.5)	1.4
Net debt	$4,813.9	$4,844.1	$(30.2)
Credit Agreement
At March 31, 2025, the Company’s senior secured credit facility (as amended from time to time, the “Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $288.0 million senior secured term loan B-1 (the "Term Loan B-1"), $1.2 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions to the Credit Agreement.
On February 14, 2025, the Company announced that it closed the seventh amendment of the Credit Agreement. The seventh amendment to the Credit Agreement (i) reduced the interest rate margin applicable to the Term Loan B-1 by 0.25%, from Secured Overnight Financing Rate ("SOFR") plus 200 basis points to SOFR plus 175 basis points, (ii) eliminated the 0.10% credit spread adjustment previously applicable to the Term Loan B-1, and (iii) made certain other amendments to the Credit Agreement, as set forth therein.
Term Loan B-1 requires quarterly payments of 0.25% of the original $300.0 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2025, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $830.9 million available borrowing capacity, after consideration of $7.4 million in outstanding letters of credit, under the Revolver as of March 31, 2025.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2025, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $170.4 million assuming no change in the weighted average borrowing rate of 5.95%, which was in place as of March 31, 2025. During the three months ended March 31, 2025, we had repayments of principal and interest on the Credit Agreement of $279.2 million.
2027 Senior Notes
As of March 31, 2025, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
32

2028 Senior Notes
As of March 31, 2025, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the “2028 Senior Notes”) maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of March 31, 2025, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of March 31, 2025, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at any time prior to April 25, 2025, at redemption prices set forth in the 2031 Offering Memorandum.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of March 31, 2025, minimum rent payable under operating leases was $34.1 million, with $6.7 million due in the next twelve months. As of March 31, 2025, minimum rent payable accounted for as financing obligations was $53.8 million, with $5.1 million due in the next twelve months.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On March 31, 2025, we had $1.8 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $13.4 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
33

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
34

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 13, Contingencies, in the notes to our condensed consolidated financial statements, for further information.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 2025	478	$132.91	—	$149.6
February 2025	147,385	119.78	68,888	141.6
March 2025	729,435	111.61	729,362	434.6
Total	877,298	$112.99	798,250
(1)On March 12, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "2025 Stock Repurchase Program"). The 2025 Stock Repurchase Program includes and is not in addition to the $125.6 million remaining under the prior 2021 Stock Repurchase Program authorization. For the three months ended March 31, 2025, we purchased 212,012 shares of our common stock under the 2021 Stock Repurchase Program at the aggregate purchase price of $24.0 million based on trade date, and we purchased 586,238 shares of our common stock under the 2025 Stock Repurchase Program at the aggregate purchase price of $65.4 million based on trade date. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
(2)Includes shares withheld to pay taxes on the vesting of restricted stock and restricted stock units or to pay taxes on the exercise of stock options granted to employees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
35

ITEM 6.    EXHIBITS

Number	Description	By reference to:

10.01	Seventh Amendment to Credit Agreement, dated February 14, 2025, by and among Churchill Downs Incorporated, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and fronting lender	Exhibit 10.01 to Current Report on Form 8-K filed February 14, 2025

10.02	Third Amendment to Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan*†

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

† Management contract or compensatory plan or arrangement

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 23, 2025	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 23, 2025	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
37