Form 10-Q
period 2025-06-30
Churchill Downs Inc
filed 2025-07-23
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 16, 2025 was 70,124,315 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2025	2024	2025	2024
Net revenue:
Live and Historical Racing	$509.9	$464.7	$782.4	$709.8
Wagering Services and Solutions	158.4	151.7	265.3	258.3
Gaming	266.0	274.2	529.2	513.4
All Other	0.1	0.1	0.1	0.1
Total net revenue	934.4	890.7	1,577.0	1,481.6
Operating expense:
Live and Historical Racing	256.1	221.4	445.8	378.6
Wagering Services and Solutions	90.8	89.3	158.0	157.2
Gaming	191.3	188.4	383.4	366.9
All Other	4.1	3.6	8.2	5.7
Selling, general and administrative expense	60.9	57.4	115.4	112.2
Asset impairments	2.4	—	2.4	—
Transaction expense, net	1.1	0.6	1.5	4.7
Total operating expense	606.7	560.7	1,114.7	1,025.3
Operating income	327.7	330.0	462.3	456.3
Other (expense) income:
Interest expense, net	(74.2)	(73.5)	(146.5)	(143.9)
Equity in income of unconsolidated affiliates	37.1	37.7	70.4	75.5
Miscellaneous, net	1.4	0.1	1.7	8.2
Total other (expense) income	(35.7)	(35.7)	(74.4)	(60.2)
Income from operations before provision for income taxes	292.0	294.3	387.9	396.1
Income tax provision	(74.4)	(84.1)	(93.1)	(105.5)
Net income	217.6	210.2	294.8	290.6
Net income attributable to noncontrolling interest	0.7	0.9	1.2	0.9
Net income attributable to Churchill Downs Incorporated	$216.9	$209.3	$293.6	$289.7

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$3.02	$2.82	$4.02	$3.90

Diluted net income	$2.99	$2.79	$3.98	$3.87

Weighted average shares outstanding:
Basic	71.7	73.9	72.7	74.0
Diluted	72.3	74.6	73.3	74.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$182.4	$175.5
Restricted cash	103.2	77.2
Accounts receivable, net	118.4	98.7
Income taxes receivable	—	14.5
Other current assets	60.0	46.4
Total current assets	464.0	412.3
Property and equipment, net	2,917.4	2,874.9
Investment in and advances to unconsolidated affiliates	668.8	661.2
Goodwill	900.2	900.2
Other intangible assets, net	2,406.0	2,409.0
Other assets	19.3	18.3
Total assets	$7,375.7	$7,275.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$231.0	$180.3
Accrued expenses and other current liabilities	392.2	402.0
Income taxes payable	67.6	—
Current deferred revenue	17.5	52.9
Current maturities of long-term debt	63.1	63.1
Dividends payable	0.7	31.0
Total current liabilities	772.1	729.3
Long-term debt, net of current maturities and loan origination fees	1,863.5	1,767.9
Notes payable, net of debt issuance costs	3,078.7	3,076.2
Non-current deferred revenue	18.4	20.0
Deferred income taxes	436.2	432.7
Other liabilities	142.7	146.5
Total liabilities	6,311.6	6,172.6
Commitments and contingencies
Redeemable noncontrolling interest	22.5	19.7
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	1,042.6	1,084.6
Accumulated other comprehensive loss	(1.0)	(1.0)
Total Churchill Downs Incorporated shareholders' equity	1,041.6	1,083.6

Total liabilities and shareholders' equity	$7,375.7	$7,275.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2024	73.5	$—	$1,084.6	$(1.0)	$1,083.6
Net income attributable to Churchill Downs Incorporated			76.7		76.7
Issuance of common stock	0.1				—
Repurchase of common stock	(0.8)	(1.0)	(88.4)		(89.4)
Taxes paid related to net share settlement of stock awards		(3.9)			(3.9)
Stock-based compensation		4.9			4.9
Other			(0.2)		(0.2)
Balance, March 31, 2025	72.8	—	1,072.7	(1.0)	1,071.7
Net income attributable to Churchill Downs Incorporated			216.9		216.9
Repurchase of common stock	(2.6)	(5.3)	(245.1)		(250.4)
Taxes paid related to net share settlement of stock awards		(0.1)			(0.1)
Stock-based compensation		5.4			5.4
Other			(1.9)		(1.9)
Balance, June 30, 2025	70.2	$—	$1,042.6	$(1.0)	$1,041.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$294.8	$290.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117.0	96.1
Distributions from unconsolidated affiliates	62.8	81.7
Equity in income of unconsolidated affiliates	(70.4)	(75.5)
Stock-based compensation	10.8	16.1
Deferred income taxes	3.5	19.7
Asset impairments	2.4	—
Amortization of operating lease assets	3.2	2.7
Other	4.0	4.8
Changes in operating assets and liabilities:
Income taxes	81.2	52.9
Deferred revenue	(37.0)	(45.7)
Other assets and liabilities	13.8	28.3
Net cash provided by operating activities	486.1	471.7
Cash flows from investing activities:
Capital maintenance expenditures	(31.5)	(34.8)
Capital project expenditures	(133.3)	(257.2)
Other	(1.3)	1.9
Net cash used in investing activities	(166.1)	(290.1)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	641.5	617.4
Repayments of borrowings under long-term debt obligations	(546.7)	(598.3)
Payment of dividends	(30.2)	(28.8)
Repurchase of common stock	(340.9)	(154.7)
Taxes paid related to net share settlement of stock awards	(4.0)	(10.5)
Change in bank overdraft	(5.0)	2.6
Other	(1.8)	(1.2)
Net cash used in financing activities	(287.1)	(173.5)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	1.0
Net increase in cash, cash equivalents and restricted cash	32.9	9.1
Cash, cash equivalents and restricted cash, beginning of period	252.7	221.8
Cash, cash equivalents and restricted cash, end of period	$285.6	$230.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
7

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$145.0	$155.4
Cash paid for income taxes	10.0	33.1
Cash received from income tax refunds	1.4	1.2
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$28.0	$78.8
Right-of-use assets obtained in exchange for lease obligations in operating leases	9.2	3.2
Right-of-use assets obtained in exchange for lease obligations in finance leases	—	3.6
Repurchase of common stock included in accrued expense and other current liabilities	1.9	4.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
In April 2024, the Company closed on the sale of 49% of the United Tote Company ("United Tote"), a wholly-owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc. Refer to Note 10, Redeemable Noncontrolling Interest, for further information on the transaction.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. The additional disclosure requirements from this ASU will be incorporated into the Company's 2025 Annual Report on Form 10-K. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $900.2 million as of June 30, 2025 and December 31, 2024.
We performed our annual goodwill impairment analysis as of April 1, 2025, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$95.9	$(37.2)	$58.7	$95.9	$(34.2)	$61.7
Indefinite-lived intangible assets			2,347.3			2,347.3
Total			$2,406.0			$2,409.0
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
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2025. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.
4. INCOME TAXES
The Company’s effective income tax rates of 25.5% and 28.6% for the three months ended June 30, 2025 and June 30, 2024, respectively, were higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation. The Company’s effective income tax rates of 24.0% and 26.6% for the six months ended June 30, 2025 and June 30, 2024, respectively, were higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation, partially offset by tax benefits from the remeasurement of deferred income tax liabilities, as a result of certain entity classification elections that were made in the first quarters of 2025 and 2024, which decreased income attributable to states with higher tax rates compared to prior year.
5. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On March 12, 2025, the Board of Directors of the Company approved a new common stock repurchase program of up to $500.0 million (the "2025 Stock Repurchase Program"). The 2025 Stock Repurchase Program includes and is not in addition to the $125.6 million remaining under the 2021 Stock Repurchase Program. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $184.2 million of repurchase authority remaining under the 2025 Stock Repurchase Program at June 30, 2025, based on trade date. See Note 16, "Subsequent Events", for information on an updated stock repurchase program approved by the Board of Directors in July 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three and six months ended March 31, 2025 and 2024, we repurchased the following shares under our stock repurchase programs:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except share data)	2025		2024		2025		2024
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
2025 Stock Repurchase Program	2,565,964	$250.4	—	$—	3,152,202	$315.8	—	$—
2021 Stock Repurchase Program	—	—	93,874	13.0	212,012	24.0	278,695	35.0
Total	2,565,964	$250.4	93,874	$13.0	3,364,214	$339.8	278,695	$35.0
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
As of June 30, 2025 and December 31, 2024, we had $1.9 million and $3.0 million, respectively, accrued for the future cash settlement of executed repurchases of our common stock.
6. STOCK-BASED COMPENSATION PLANS
On February 18, 2025, our Board of Directors approved the replacement of the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") with a new plan, the Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by shareholders at the Company's 2025 Annual Meeting of Shareholders held on April 22, 2025, and no further awards will be granted under the 2016 Plan. We have stock-based employee compensation plans with awards outstanding under the 2016 Plan, the 2025 Plan, and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $7.2 million and $10.8 million for the three months and six months ended June 30, 2025 and $8.9 million and $16.1 million for the three months and six months ended June 30, 2024, respectively. At June 30, 2025 and December 31, 2024, the Company had $9.5 million and $25.0 million, respectively, recorded as liability-classified awards, which are included in accrued expense and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2025, the Company awarded RSUs to employees, as well as RSUs and PSUs to certain named executive officers ("NEOs"), and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2025 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs can be converted into shares of our common stock at the time the PSU award value is finalized.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the RSAs, RSUs and PSUs granted during 2025 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2025	RSU	161	Vest equally over three service periods ending in 2027
2025	PSU	87	Three-year performance and service period ending in 2027
2025	RSU	12	One-year service period ending in 2025
2025	RSA	2	One-year service period ending in 2025
(1) PSUs reflect the target number of units for the original PSU grant.
7. DEBT
The following table presents our total debt outstanding:

(in millions)	June 30, 2025	December 31, 2024
Term Loan B-1 due 2028	$287.2	$288.8
Term Loan A due 2029	1,142.4	1,172.4
Revolver	504.0	377.5
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	5,033.6	4,938.7
Current maturities of long-term debt	(63.1)	(63.1)
Unamortized premium and deferred finance charges	(28.3)	(31.5)
Total debt, net of current maturities and costs	$4,942.2	$4,844.1

Credit Agreement
At June 30, 2025, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $287.2 million senior secured term loan B-1 (the "Term Loan B-1"), $1.1 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier "springing maturity" if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt’s stated maturity date, and (ii) amend certain other provisions of the Credit Agreement.
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2025, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $686.9 million available borrowing capacity, after consideration of $9.1 million in outstanding letters of credit, under the Revolver as of June 30, 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2025, the Company's commitment fee rate was 0.25%.
2027 Senior Notes
As of June 30, 2025, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the Indenture.
2028 Senior Notes
As of June 30, 2025, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the Indenture.
2030 Senior Notes
As of June 30, 2025, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the Indenture.
2031 Senior Notes
As of June 30, 2025, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the Indenture.
8. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2025, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $233.9 million. The revenue we expect to recognize on these remaining performance obligations is $1.8 million for the remainder of 2025, $66.9 million in 2026, $52.6 million in 2027, and the remainder thereafter.
As of June 30, 2025, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of June 30, 2025 and December 31, 2024, contract assets were not material.
As of June 30, 2025 and December 31, 2024, contract liabilities were $44.8 million and $81.5 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to the recognition of previously deferred revenue related to the 151st Kentucky Derby. We recognized $47.9 million and $53.9 million of revenue during the three months and six months ended June 30, 2025, respectively, which was included in the contract liabilities balance at December 31, 2024. We recognized $67.2 million and $73.0 million of revenue during the three months and six months ended June 30, 2024, respectively, which was included in the contract liabilities balance at December 31, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$227.5	$228.0	$231.1	$231.1
Louisville	57.2	53.1	109.4	106.8
Northern Kentucky	26.7	22.0	57.9	50.5
Southwestern Kentucky	43.4	40.2	83.9	78.8
Western Kentucky	16.0	6.1	28.4	12.9
Virginia	136.0	111.9	265.3	223.1
New Hampshire	3.1	3.4	6.4	6.6
Total Live and Historical Racing	$509.9	$464.7	$782.4	$709.8

Wagering Services and Solutions:	$158.4	$151.7	$265.3	$258.3

Gaming:
Florida	$25.3	$26.5	$50.6	$52.6
Iowa	23.7	23.5	47.2	46.9
Indiana	32.6	33.9	64.2	33.9
Louisiana	31.9	37.1	76.5	81.4
Maine	27.0	26.8	52.0	53.6
Maryland	25.6	26.2	46.4	47.8
Mississippi	24.0	24.5	49.1	50.5
New York	47.6	46.5	91.0	91.5
Pennsylvania	28.3	29.2	52.2	55.2
Total Gaming	$266.0	$274.2	$529.2	$513.4
All Other	0.1	0.1	0.1	0.1
Net revenue from external customers	$934.4	$890.7	$1,577.0	$1,481.6

Intercompany net revenues:
Live and Historical Racing	$31.0	$25.5	$34.9	$29.3
Wagering Services and Solutions	10.0	8.2	18.9	15.7
Gaming	0.3	0.2	4.3	4.2
All Other	2.2	1.8	4.2	1.8
Eliminations	(43.5)	(35.7)	(62.3)	(51.0)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$53.6	$125.3	$4.3	$183.2	$—	$183.2
Historical racing(a)	252.5	—	4.0	256.5	—	256.5
Racing event-related services	172.3	—	0.2	172.5	—	172.5
Gaming(a)	3.0	4.0	225.8	232.8	—	232.8
Other(a)	28.5	29.1	31.7	89.3	0.1	89.4
Total	$509.9	$158.4	$266.0	$934.3	$0.1	$934.4

	Three Months Ended June 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$50.4	$115.4	$4.5	$170.3	$—	$170.3
Historical racing(a)	212.1	—	9.3	221.4	—	221.4
Racing event-related services	176.0	—	1.4	177.4	—	177.4
Gaming(a)	3.3	4.3	228.1	235.7	—	235.7
Other(a)	22.9	32.0	30.9	85.8	0.1	85.9
Total	$464.7	$151.7	$274.2	$890.6	$0.1	$890.7
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $15.6 million for the three months ended June 30, 2025 and $14.2 million for the three months ended June 30, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$64.8	$205.4	$15.0	$285.2	$—	$285.2
Historical racing(a)	488.9	—	13.7	502.6	—	502.6
Racing event-related services	173.7	—	0.9	174.6	—	174.6
Gaming(a)	6.3	7.9	439.5	453.7	—	453.7
Other(a)	48.7	52.0	60.1	160.8	0.1	160.9
Total	$782.4	$265.3	$529.2	$1,576.9	$0.1	$1,577.0

	Six Months Ended June 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$61.4	$195.2	$15.1	$271.7	$—	$271.7
Historical racing(a)	424.2	—	18.1	442.3	—	442.3
Racing event-related services	177.1	—	3.6	180.7	—	180.7
Gaming(a)	6.4	10.0	421.2	437.6	—	437.6
Other(a)	40.7	53.1	55.4	149.2	0.1	149.3
Total	$709.8	$258.3	$513.4	$1,481.5	$0.1	$1,481.6
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $30.0 million for the six months ended June 30, 2025 and $27.6 million for the six months ended June 30, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	June 30, 2025	December 31, 2024
Trade receivables	$49.1	$37.3
Simulcast and online wagering receivables	50.0	40.2
Other receivables	25.0	26.1
	124.1	103.6
Allowance for credit losses	(5.7)	(4.9)
Total	$118.4	$98.7
Other current assets

(in millions)	June 30, 2025	December 31, 2024
Inventory	$12.6	$11.6
Prepaid technology costs	10.8	6.4
Prepaid insurance and taxes	16.2	7.7
Other prepaid costs	17.3	16.0
Insurance deposits and other	3.1	4.7
Total	$60.0	$46.4
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Account wagering deposits liability	$79.2	$63.1
Accrued salaries and related benefits	34.6	57.7
Purses payable	40.5	35.4
Accrued interest	48.2	48.2
Accrued fixed assets	26.6	42.7
Accrued gaming liabilities	35.1	35.3
Accrued insurance	12.6	13.1
Accrued property taxes	14.8	9.7
Current lease liabilities	8.8	8.7
Other	91.8	88.1
Total	$392.2	$402.0
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
18

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

(in millions)
Balance, December 31, 2024	$19.7
Net income attributable to redeemable noncontrolling interest	1.2
Redemption value adjustment	1.6
Balance, June 30, 2025	$22.5
11. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of June 30, 2025 and December 31, 2024 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of June 30, 2025, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $833.1 million.
Our investment in Rivers Des Plaines was $554.7 million and $547.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company received distributions from Rivers Des Plaines of $39.8 million and $58.7 million for the six months ended June 30, 2025 and 2024, respectively.
Miami Valley Gaming and Racing
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $114.1 million as of June 30, 2025 and December 31, 2024. The Company received distributions from MVG of $23.0 million for the six months ended June 30, 2025 and 2024.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net revenue	$216.0	$215.9	$421.3	$432.8
Operating and SG&A expense	134.8	132.2	265.1	267.1
Depreciation and amortization	5.9	7.0	12.1	13.3
Operating income	75.3	76.7	144.1	152.4
Interest and other, net	(10.3)	(11.4)	(20.9)	(22.4)
Net income	$65.0	$65.3	$123.2	$130.0

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
Assets
Current assets	$100.1	$100.5
Property and equipment, net	321.8	325.6
Other assets, net	265.3	267.5
Total assets	$687.2	$693.6
Liabilities and Members' Deficit
Current liabilities	$107.6	$89.9
Long-term debt	805.7	839.8
Other liabilities	0.8	1.7
Members' deficit	(226.9)	(237.8)
Total liabilities and members' deficit	$687.2	$693.6
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$103.2	$103.2	$103.2	$—	$—
Financial liabilities:
Term Loan B-1	285.3	287.2	—	287.2	—
Term Loan A	1,137.3	1,142.4	—	1,142.4	—
Revolver	504.0	504.0	—	504.0	—
2027 Senior Notes	598.1	597.7	—	597.7	—
2028 Senior Notes	699.2	689.8	—	689.8	—
2030 Senior Notes	1,189.0	1,200.2	—	1,200.2	—
2031 Senior Notes	592.4	615.4	—	615.4	—

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.2	$77.2	$77.2	$—	$—
Financial liabilities:
Term Loan B-1	286.8	288.8	—	288.8	—
Term Loan A	1,166.7	1,172.4	—	1,172.4	—
Revolver	377.5	377.5	—	377.5	—
2027 Senior Notes	597.6	593.2	—	593.2	—
2028 Senior Notes	699.0	675.2	—	675.2	—
2030 Senior Notes	1,187.9	1,172.6	—	1,172.6	—
2031 Senior Notes	591.7	605.2	—	605.2	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$216.9	$209.3	$293.6	$289.7
Adjustments related to redeemable noncontrolling interest	(0.4)	(0.8)	(1.6)	(0.8)
Net income attributable to common shareholders	$216.5	$208.5	$292.0	$288.9

Denominator for net income per common share:
Basic	71.7	73.9	72.7	74.0
Plus dilutive effect of stock awards	0.6	0.7	0.6	0.6
Diluted	72.3	74.6	73.3	74.6

Net income per common share data:
Basic net income	$3.02	$2.82	$4.02	$3.90
Diluted net income	$2.99	$2.79	$3.98	$3.87
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
Adjusted EBITDA excludes, as applicable:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from legal reserves and transaction costs;
•Asset impairments;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
22

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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Live and Historical Racing	$509.9	$464.7	$782.4	$709.8
Wagering Services and Solutions	158.4	151.7	265.3	258.3
Gaming	266.0	274.2	529.2	513.4
All Other	0.1	0.1	0.1	0.1
Net Revenue	$934.4	$890.7	$1,577.0	$1,481.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$540.9	$168.4	$266.3

Pari-mutuel taxes and purses	(115.8)	(7.7)	(7.5)
Gaming taxes	(1.4)	(0.5)	(80.0)
Marketing and advertising	(15.7)	(5.2)	(8.8)
Salaries and benefits	(37.0)	(9.0)	(42.7)
Content expense	(1.9)	(76.9)	(2.6)
Selling, general and administrative expense	(10.8)	(4.7)	(10.6)
Maintenance, insurance and utilities	(11.2)	(1.1)	(9.7)
Gaming equipment rental and technology costs	(12.6)	(0.8)	(4.4)
Food and beverage costs	(3.9)	—	(4.1)
Other operating expense	(34.1)	(14.5)	(15.7)
Equity in income of unconsolidated affiliates	—	—	46.7
Other income	—	—	0.4
Adjusted EBITDA	$296.5	$48.0	$127.3

	Three Months Ended June 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$490.2	$159.9	$274.4

Pari-mutuel taxes and purses	(98.4)	(6.8)	(9.5)
Gaming taxes	(1.6)	(0.5)	(74.0)
Marketing and advertising	(12.5)	(4.9)	(9.2)
Salaries and benefits	(36.5)	(8.0)	(40.3)
Content expense	(2.1)	(73.3)	(2.6)
Selling, general and administrative expense	(8.5)	(4.3)	(11.8)
Maintenance, insurance and utilities	(11.5)	(1.0)	(11.1)
Gaming equipment rental and technology costs	(10.5)	(0.7)	(4.2)
Food and beverage costs	(3.3)	—	(4.3)
Other operating expense	(26.3)	(14.2)	(15.0)
Equity in income of unconsolidated affiliates	—	—	48.2
Other income	0.2	—	0.1
Adjusted EBITDA	$279.2	$46.2	$140.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$817.3	$284.2	$533.5

Pari-mutuel taxes and purses	(187.7)	(12.1)	(22.1)
Gaming taxes	(2.9)	(0.9)	(152.4)
Marketing and advertising	(29.5)	(6.6)	(17.0)
Salaries and benefits	(69.7)	(17.1)	(87.0)
Content expense	(3.3)	(120.6)	(4.4)
Selling, general and administrative expense	(21.3)	(9.9)	(21.7)
Maintenance, insurance and utilities	(21.6)	(2.0)	(19.2)
Gaming equipment rental and technology costs	(24.4)	(1.5)	(8.6)
Food and beverage costs	(7.5)	—	(8.3)
Other operating expense	(51.0)	(24.2)	(32.5)
Equity in income of unconsolidated affiliates	—	—	89.9
Other income	0.1	—	0.6
Adjusted EBITDA	$398.5	$89.3	$250.8

	Six Months Ended June 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$739.1	$274.0	$517.6

Pari-mutuel taxes and purses	(162.0)	(10.9)	(23.7)
Gaming taxes	(3.0)	(1.3)	(140.3)
Marketing and advertising	(21.8)	(6.1)	(17.0)
Salaries and benefits	(63.3)	(15.9)	(78.3)
Content expense	(3.4)	(117.3)	(4.4)
Selling, general and administrative expense	(17.3)	(8.8)	(22.0)
Maintenance, insurance and utilities	(21.8)	(2.0)	(20.7)
Gaming equipment rental and technology costs	(20.6)	(1.7)	(7.5)
Food and beverage costs	(6.4)	—	(8.1)
Other operating expense	(39.7)	(24.2)	(29.6)
Equity in income of unconsolidated affiliates	—	—	95.7
Other income	0.2	—	1.8
Adjusted EBITDA	$380.0	$85.8	$263.5

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income attributable to Churchill Downs Incorporated	$216.9	$209.3	$293.6	$289.7
Net income attributable to noncontrolling interest	0.7	0.9	1.2	0.9
Net income	217.6	210.2	294.8	290.6

Adjustments
Depreciation and amortization	57.8	49.2	117.0	96.1
Interest expense	74.2	73.5	146.5	143.9
Income tax provision	74.4	84.1	93.1	105.5
Stock-based compensation expense	7.2	8.9	10.8	16.1
Pre-opening expense	2.4	7.5	6.6	15.8
Other expenses, net	5.2	0.1	4.8	0.3
Asset impairments	2.4	—	2.4	—
Transaction expense, net	1.1	0.6	1.5	4.7
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.6	10.5	19.5	20.8
Rivers Des Plaines' legal reserves and transaction costs	—	0.3	—	0.3
Other charges and recoveries, net	(1.0)	(0.1)	(1.0)	(6.8)
Total adjustments	233.3	234.6	401.2	396.7
Adjusted EBITDA	$450.9	$444.8	$696.0	$687.3

Adjusted EBITDA by segment:
Live and Historical Racing	$296.5	$279.2	$398.5	$380.0
Wagering Services and Solutions	48.0	46.2	89.3	85.8
Gaming	127.3	140.7	250.8	263.5
Total segment Adjusted EBITDA	471.8	466.1	738.6	729.3
All Other	(20.9)	(21.3)	(42.6)	(42.0)
Total Adjusted EBITDA	$450.9	$444.8	$696.0	$687.3

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents total asset information for each of our segments:

(in millions)	June 30, 2025	December 31, 2024
Total assets:
Live and Historical Racing	$4,237.9	$4,143.3
Wagering Services and Solutions	483.5	460.6
Gaming	1,931.0	1,953.7
Total segment assets	6,652.4	6,557.6
All Other	723.3	718.3
Total assets	$7,375.7	$7,275.9
The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2025	2024
Capital expenditures:
Live and Historical Racing	$135.2	$188.3
Wagering Services and Solutions	11.7	7.2
Gaming	14.4	88.5
Total segment capital expenditures	161.3	284.0
All Other	3.5	8.0
Total capital expenditures	$164.8	$292.0
16. SUBSEQUENT EVENTS
On July 4, 2025, the United States enacted H.R. 1, a new federal tax and spending bill. Many of the tax provisions included in the bill are retroactive and will have a significant favorable impact on the Company’s current year cash tax expense, primarily due to the permanent reinstatements of 100% bonus depreciation rules and a 30% of EBITDA-based interest expense deduction limitation. As a result of this change, the Company will begin utilizing the $91.2 million deferred tax asset related to interest expense previously subject to limitation. The expected reduction in cash paid taxes as a result of these new tax provisions will increase cash flow from operating activities.
On July 14, 2025, the Company announced that it had entered into definitive agreements to acquire 90% of the outstanding equity interests of PPE Casino Resorts NH Holdings, LLC in Salem, New Hampshire ("Casino Salem"), for total consideration of $180.0 million in cash (the "Salem Transaction"), subject to certain working capital and other purchase price adjustments. Casino Salem is located at The Mall at Rockingham Park, which is approximately 30 minutes from downtown Boston. Pursuant to the Salem Transaction, the Company will assume responsibility for the development of a charitable gaming, entertainment and dining destination. The Company will continue to operate Chasers Poker Room in Salem and is still evaluating the impact, if any, to the existing operations.
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to any repurchase authority remaining under the prior 2025 Stock Repurchase Program.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and / or management’s good faith belief with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date that the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," '"intend," "may," "might," "plan," "predict," "project," "seek," "should," "will," "scheduled," and similar words or similar expressions (or negative versions of such words or expressions), although some forward-looking statements are expressed differently.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
28

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
•increase in our insurance costs, or inability to obtain similar insurance coverage in the future, and any inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and
•other factors described under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
Adjusted EBITDA excludes, as applicable:
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
30

Specific State Gaming Regulations
Louisiana
In Louisiana, the 2021 Historical Horse Racing Act (the "2021 HHR Act") allowed off-track betting facilities ("OTBs") to have up to 50 HRMs. On October 25, 2022, a number of individual plaintiffs associated with video poker and truck stops, filed a lawsuit in the 19th Judicial District Court in East Baton Rouge, Louisiana against certain racetracks in Louisiana, including our Fair Grounds Racecourse and Slots property, alleging that the 2021 HHR Act is unconstitutional to the extent it purports to permit historical racing in a parish without a referendum. On June 8, 2023, plaintiffs filed a motion for summary judgment on the constitutional issues raised in their complaint and a hearing was conducted on September 11, 2023.
On February 23, 2024, the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horseracing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horseracing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horseracing is unconstitutional. The summary judgment, which was certified as final for purposes of appeal, was entered on March 18, 2024, and the Company, along with other interested parties including the Louisiana Racing Commission, filed a joint motion for a suspensive appeal, which was entered on March 26, 2024. The suspensive appeal allows the continued operation of HHR during the pendency of the appeal before the Louisiana Supreme Court. Oral arguments took place before the Louisiana Supreme Court on January 27, 2025, and an opinion was issued on March 21, 2025. The opinion affirmed the ruling of the District Court, which stated the 2021 HHR Act is unconstitutional, and that before historical horse racing is licensed or permitted to be conducted in a parish it first requires a voter referendum in an affected parish. The Company submitted an Application for Rehearing to the Louisiana Supreme Court, which was denied on May 8, 2025. The opinion became final and enforceable as of this date, at which time the Company discontinued its HRM operations in Louisiana.
Subsequent to this decision, the Company moved the majority of the approximate 500 HRMs previously located in the Louisiana OTBs to other HRM venues, primarily located in Virginia. The reduction in revenues resulting from the removal of the HRMs from our OTBs will negatively impact the comparability of the 2025 results of our Louisiana operations to prior year. The results of our Louisiana operations are reported in our Gaming segment.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net revenue	$934.4	$890.7	$43.7	$1,577.0	$1,481.6	$95.4
Operating income	327.7	330.0	(2.3)	462.3	456.3	6.0
Operating income margin	35%	37%		29%	31%
Net income attributable to Churchill Downs Incorporated	216.9	209.3	7.6	293.6	289.7	3.9
Adjusted EBITDA	450.9	444.8	6.1	696.0	687.3	8.7
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
•Net revenue increased $43.7 million driven by a $45.2 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 and the opening of Owensboro Racing and Gaming in February 2025 and a $6.7 million increase from the Wagering Services and Solutions segment primarily due to Exacta, partially offset by an $8.2 million decrease from the Gaming segment due to the cessation of HRM operations in Louisiana and net decreases at our other wholly owned gaming properties.
•Operating income decreased $2.3 million driven by an $11.1 million decrease from the Gaming segment and a $6.9 million decrease primarily due to increased SG&A expenses and the asset impairment charge for the Virginia HRMs. These decreases were partially offset by a $10.5 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in Northern Virginia and growth at our other HRM properties, and a $5.2 million increase in the Wagering Services and Solutions segment primarily due to Exacta.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
31

•Net income attributable to Churchill Downs Incorporated increased $7.6 million. The following impacted the comparability of the Company's net income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024: a $1.8 million after-tax impairment charge in the current year quarter related to a write-off of obsolete HRMs in Virginia, partially offset by a $0.4 million after-tax decrease in transaction, pre-open and other expenses. Excluding these items, net income increased $9.0 million due to an $11.4 million after-tax increase primarily driven by lower state tax expense and the results of our operations and a $0.3 million after-tax increase in equity income from our unconsolidated affiliates, partially offset by a $2.0 million after-tax increase in interest expense associated primarily with higher outstanding debt balances and a $0.7 million after-tax increase due to a portion of the Company's income from United Tote being recognized as income attributable to a noncontrolling interest.
•Adjusted EBITDA increased $6.1 million driven by a $17.3 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 in Northern Virginia and growth at our Kentucky HRM properties, a $1.8 million increase from the Wagering Services and Solutions segment primarily due to Exacta, and a $0.4 million increase from All Other. These increases were partially offset by a $13.4 million decrease from the Gaming segment driven by a higher effective state gaming tax rate at Terre Haute Casino Resort, the elimination of HRMs in Louisiana, net decreases at our other wholly owned gaming properties, and net decreases from our equity investments.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
•Net revenue increased $95.4 million driven by a $72.6 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 and the opening of Owensboro Racing and Gaming in February 2025 and growth at our other HRM properties, a $15.8 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, partially offset by net decreases at our other wholly owned gaming properties, and a $7.0 million increase from the Wagering Services and Solutions segment primarily due to Exacta.
•Operating income increased $6.0 million driven by a $5.4 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in Northern Virginia and growth at our other HRM properties, a $6.2 million increase in the Wagering Services and Solutions segment primarily due to Exacta, and a $0.7 million decrease from the Gaming segment primarily due to net decreases at our wholly owned gaming properties, offset by the opening of the Terre Haute Casino Resort in April 2024. Further offsetting operating income was a $3.2 million increase in selling, general and administrative expenses, a $2.4 million impairment of HRMs in Virginia, and a $2.5 million decrease in All Other operating income, partially offset by a $3.2 million decrease in transaction expense, net.
•Net income attributable to Churchill Downs Incorporated increased $3.9 million. The following impacted the comparability of the Company's net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024: a $5.5 million after-tax decrease in transaction, pre-open and other expenses and a $1.8 million after-tax impairment charge in the current year quarter related to a write-off of obsolete HRMs in Virginia. These were partially offset by a $6.3 million after-tax decrease in other recoveries, net primarily driven by insurance claim proceeds recorded in the prior year. Excluding these items, net income increased $4.9 million due to a $13.1 million after-tax increase primarily driven by lower state tax expense and the results of our operations, partially offset by a $4.8 million after-tax increase in interest expense associated primarily with higher outstanding debt balances, a $2.2 million after-tax decrease in equity income from our unconsolidated affiliates, and a $1.2 million after-tax increase due to a portion of the Company's income from United Tote being recognized as income attributable to a noncontrolling interest.
•Adjusted EBITDA increased $8.7 million driven by an $18.5 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in Northern Virginia in November 2024, and a $3.5 million increase from the Wagering Services and Solutions segment primarily due to Exacta. These increases were partially offset by a $12.7 million decrease from the Gaming segment driven by net decreases at our wholly owned gaming properties and equity investments, offset by the opening of the Terre Haute Casino Resort in April 2024, and a $0.6 million decrease from All other.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
32

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024		2025	2024
Live and Historical Racing	$540.9	$490.2	$50.7	$817.3	$739.1	$78.2
Wagering Services and Solutions	168.4	159.9	8.5	284.2	274.0	10.2
Gaming	266.3	274.4	(8.1)	533.5	517.6	15.9
All Other	2.3	1.9	0.4	4.3	1.9	2.4
Eliminations	(43.5)	(35.7)	(7.8)	(62.3)	(51.0)	(11.3)
Net Revenue	$934.4	$890.7	$43.7	$1,577.0	$1,481.6	$95.4
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
•Live and Historical Racing revenue increased $50.7 million due to a $23.8 million increase from our Virginia HRM venues, a $22.0 million increase from our Kentucky HRM venues, and a $4.9 million increase from Churchill Downs Racetrack. The Virginia HRM increase was primarily due to a $24.4 million net increase from our Northern Virginia venues from the November 2024 opening of The Rose and a $3.4 million increase from our May 2025 expansion at our Richmond venue, partially offset by a $4.0 million net decrease from our five other Virginia venues. The Kentucky HRM increase was primarily due to a $10.0 million net increase from our Western Kentucky venues, a $4.7 million net increase from our Northern Kentucky venues, a $4.1 million net increase from our Louisville venues, and a $3.2 million net increase from our Southwestern venue. The Churchill Downs Racetrack increase was primarily due to record-breaking 2025 Spring Meet wagering and growth in Derby Week wagering and licensing/sponsorship revenue that was partially offset by lower Derby Week ticketing revenue.
•Wagering Services and Solutions revenue increased $8.5 million primarily due to a $5.1 million increase from TwinSpires Horse Racing primarily due to higher Derby Week wagering and a $3.4 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire.
•Gaming revenue decreased $8.1 million due to a $5.2 million decrease from the cessation of HRM operations in Louisiana and a $2.9 million net decrease at our nine other wholly owned gaming properties.
•All Other revenue increased $0.4 million primarily due to intercompany revenue related to the captive insurance company. All captive revenue is eliminated in consolidation.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
•Live and Historical Racing revenue increased $78.2 million due to a $42.1 million increase from our Virginia HRM venues, a $30.9 million increase from our Kentucky HRM venues, and $5.2 million increase primarily at Churchill Downs Racetrack. The Virginia HRM increase was primarily due to a $46.8 million net increase from our Northern Virginia venues from the November 2024 opening of The Rose and a $2.8 million increase from our May 2025 expansion at our Richmond venue, partially offset by a $7.5 million net decrease from our five other Virginia venues. The Kentucky HRM increase was primarily due to a $15.7 million net increase from our Western Kentucky venues, a $7.4 million net increase from our Northern Kentucky venues, a $2.7 million net increase from our Louisville venues, and a $5.1 million net increase from our Southwestern venue. The Churchill Downs Racetrack increase was primarily due to recording-breaking 2025 Spring Meet wagering and growth in Derby Week wagering and licensing/sponsorship revenue that was partially offset by lower Derby Week ticketing revenue.
•Wagering Services and Solutions revenue increased $10.2 million due to a $6.4 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire and a $5.8 million increase in TwinSpires Horse Racing primarily due to Derby Week wagering. These increases were partially offset by a $2.0 million decrease from our sports betting business.
•Gaming revenue increased $15.9 million due to a $30.3 million increase primarily attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $14.6 million net decrease at our nine other wholly owned gaming properties.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
33

•All Other revenue increased due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024		2025	2024
Gaming taxes and purses	$212.9	$190.7	$22.2	$378.1	$341.1	$37.0
Salaries and benefits	88.6	85.7	2.9	174.3	160.6	13.7
Content expense	48.7	50.8	(2.1)	86.6	89.0	(2.4)
Selling, general and administrative expense	60.9	57.4	3.5	115.4	112.2	3.2
Depreciation and amortization	57.8	49.2	8.6	117.0	96.1	20.9
Marketing and advertising	29.7	27.5	2.2	53.6	46.7	6.9
Maintenance, insurance and utilities	22.2	22.3	(0.1)	43.2	43.2	—
Property and other taxes	6.2	5.2	1.0	13.0	11.6	1.4
Transaction expense, net	1.1	0.6	0.5	1.5	4.7	(3.2)
Asset impairments	2.4	—	2.4	2.4	—	2.4
Other operating expense	76.2	71.3	4.9	129.6	120.1	9.5
Total expense	$606.7	$560.7	$46.0	$1,114.7	$1,025.3	$89.4
Three and Six Months Ended June 30, 2025, Compared to Three and Six Months Ended June 30, 2024
Operating expenses increased $46.0 million and $89.4 million for the three and six months ended June 30, 2025 compared to June 30, 2024 primarily due to the opening of Terre Haute Casino Resort in Indiana in April 2024 and the hotel in May 2024, The Rose Gaming Resort in Virginia in November 2024, and Owensboro Racing and Gaming in February 2025. Asset impairments for the three and six months ended June 30, 2025 include a $2.4 million write-off in the second quarter of 2025 of HRMs in Virginia that are no longer in use.
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

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024		2025	2024
Live and Historical Racing	$296.5	$279.2	$17.3	$398.5	$380.0	$18.5
Wagering Services and Solutions	48.0	46.2	1.8	89.3	85.8	3.5
Gaming	127.3	140.7	(13.4)	250.8	263.5	(12.7)
Total Segment Adjusted EBITDA	471.8	466.1	5.7	738.6	729.3	9.3
All Other	(20.9)	(21.3)	0.4	(42.6)	(42.0)	(0.6)
Total Adjusted EBITDA	$450.9	$444.8	$6.1	$696.0	$687.3	$8.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
34

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
•Live and Historical Racing Adjusted EBITDA increased $17.3 million primarily due to a $15.3 million increase from our Kentucky HRM venues and a $3.0 million increase from our Virginia HRM venues, partially offset by a $1.0 million decrease at Churchill Downs Racetrack. The Kentucky HRM increase was primarily due to a $5.2 million net increase from our Louisville venues, a $4.3 million net increase from our Northern Kentucky venues, a $3.6 million net increase from our Western Kentucky venues, and a $2.2 million net increase from our Southwestern venue. The Virginia HRM increase was primarily due to a $5.6 million net increase from our Northern Virginia venues and a $1.8 million increase from our May 2025 expansion at our Richmond venue, partially offset by a $3.0 million net decrease from our five other Virginia venues and a $1.4 million decrease from increased handle tax. The Churchill Downs Racetrack decrease was primarily due to lower Derby Week ticketing revenue and higher pari-mutuel taxes that were partially offset by increased wagering and licensing/sponsorship revenue.
•Wagering Services and Solutions Adjusted EBITDA increased $1.8 million due to a $3.4 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire and a $0.8 million increase from our sports betting business, partially offset by a $2.4 million decrease from TwinSpires Horse Racing due to the increased legal expenses and increased marketing related to Derby Week.
•Gaming Adjusted EBITDA decreased $13.4 million due to a $11.6 million decrease from our wholly owned gaming properties and a $1.8 million decrease from our equity investments. The decrease from our eight wholly owned gaming properties was due to a $7.0 million decrease at Terre Haute Casino Resort primarily from a higher effective state gaming tax rate in the current year as expected, a $1.4 million net decrease from the elimination of HRMs in Louisiana, and a $3.2 million net decrease at our other wholly owned gaming properties. The decrease from our equity investments was due to a $2.6 million decrease from Rivers Des Plaines, partially offset by a $0.8 million increase from Miami Valley Gaming.
•All Other Adjusted EBITDA increased $0.4 million primarily due to the reduction of corporate legal-related fees in the current quarter, partially offset by increased all other corporate-related expenses.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
•Live and Historical Racing Adjusted EBITDA increased $18.5 million due to a $18.5 million increase from our Kentucky HRM venues and a $1.0 million increase from our Virginia HRM venues, partially offset by a $1.0 million decrease primarily from Churchill Downs Racetrack. The Kentucky HRM increase was primarily due to a $5.0 million net increase from our Louisville venues, a $5.8 million net increase from our Northern Kentucky venues, a $4.1 million net increase from our Western Kentucky venues, and a $3.6 million net increase from our Southwestern venues. The Virginia HRM increase was primarily due to a $9.2 million net increase from our Northern Virginia venues and a $1.0 million increase from our May 2025 expansion at our Richmond venue, partially offset by a $9.2 million net decrease from our five other Virginia venues. The Churchill Downs Racetrack decrease was primarily due to lower Derby Week ticketing revenue and higher pari-mutuel taxes that were partially offset by increased wagering and licensing/sponsorship revenue.
•Wagering Services and Solutions Adjusted EBITDA increased $3.5 million due to a $7.1 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire, partially offset by a $3.4 million decrease attributable to TwinSpires Horse Racing and a $0.2 million decrease from our sports betting business.
•Gaming Adjusted EBITDA decreased $12.7 million due to a $6.6 million decrease from our wholly owned gaming properties and a $6.1 million decrease from our equity investments. The decrease from our wholly owned gaming properties was due to a $11.1 million decrease from nine of our properties, partially offset by a $4.5 million increase from the opening of the Terre Haute Casino Resort in April 2024. The decrease from our equity investments was due to a $6.8 million decrease from Rivers Des Plaines, partially offset by a $0.7 million increase from Miami Valley Gaming.
•All Other Adjusted EBITDA decreased $0.6 million driven primarily by increased corporate administrative expenses, offset by a reduction in corporate legal-related fees.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
35

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024		2025	2024
Net income and comprehensive income attributable to Churchill Downs Incorporated	$216.9	$209.3	$7.6	$293.6	$289.7	$3.9
Net income attributable to noncontrolling interest	0.7	0.9	(0.2)	1.2	0.9	0.3
Net income	217.6	210.2	7.4	294.8	290.6	4.2

Adjustments
Depreciation and amortization	57.8	49.2	8.6	117.0	96.1	20.9
Interest expense	74.2	73.5	0.7	146.5	143.9	2.6
Income tax provision	74.4	84.1	(9.7)	93.1	105.5	(12.4)
Stock-based compensation expense	7.2	8.9	(1.7)	10.8	16.1	(5.3)
Pre-opening expense	2.4	7.5	(5.1)	6.6	15.8	(9.2)
Other expense, net	5.2	0.1	5.1	4.8	0.3	4.5
Asset impairments	2.4	—	2.4	2.4	—	2.4
Transaction expense, net	1.1	0.6	0.5	1.5	4.7	(3.2)
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.6	10.5	(0.9)	19.5	20.8	(1.3)
Rivers Des Plaines' legal reserves and transactions costs	—	0.3	(0.3)	—	0.3	(0.3)
Other charges and recoveries, net	(1.0)	(0.1)	(0.9)	(1.0)	(6.8)	5.8
Total adjustments	233.3	234.6	(1.3)	401.2	396.7	4.5
Adjusted EBITDA	$450.9	$444.8	$6.1	$696.0	$687.3	$8.7
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	June 30, 2025	December 31, 2024	Change
Total assets	$7,375.7	$7,275.9	$99.8
Total liabilities	6,311.6	6,172.6	139.0
Total equity	1,041.6	1,083.6	(42.0)
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $99.8 million driven by increased capital expenditures primarily at Churchill Downs Racetrack, Owensboro Racing and Gaming, and at our Richmond and Henrico Virginia HRM locations. Current assets also increased, driven by restricted cash and accounts receivable.
•Total liabilities increased $139.0 million driven primarily by an increase in the outstanding balance on the Revolver, which is included in long-term debt, and increases in income taxes payable and accounts payable. These increases were partially offset by decreased current deferred revenue due to the recognition of revenue related to the 151st Kentucky Derby, and a decrease in dividends payable due to the payment of the annual dividend.
•Total equity decreased $42.0 million driven by share repurchases, partially offset by net income.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
36

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,		Change
Cash flows from:	2025	2024
Operating activities	$486.1	$471.7	$14.4
Investing activities	(166.1)	(290.1)	124.0
Financing activities	(287.1)	(173.5)	(113.6)
Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
•Cash flows provided by operating activities increased $14.4 million driven by a decrease in cash paid income taxes and interest, partially offset by decreased distributions from our unconsolidated affiliates. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities decreased $124.0 million driven by a decrease in capital expenditures in 2025.
•Cash flows used in financing activities increased $113.6 million primarily driven by share repurchases in 2025.
We have announced several project capital investments, including the following: Starting Gate Pavilion and Courtyard (completed in April 2025) as well as enhancements to The Mansion and Finish Line Suites at Churchill Downs Racetrack; Marshall Yards Racing and Gaming in Southwestern Kentucky; expansion of the Richmond, Virginia HRM venue; and the Roseshire HRM entertainment venue in Henrico County, Virginia. We currently expect our project capital to be approximately $250.0 to $290.0 million in 2025, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On March 12, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "2025 Stock Repurchase Program"). The 2025 Stock Repurchase Program includes and is not in addition to any unspent amount remaining under the prior authorization. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $184.2 million of repurchase authority remaining under the 2025 Stock Repurchase Program at June 30, 2025, based on trade date.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
37

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	June 30, 2025	December 31, 2024	Change
Revolver	$504.0	$377.5	$126.5
Term Loan B-1 due 2028	287.2	288.8	(1.6)
Term Loan A due 2029	1,142.4	1,172.4	(30.0)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	5,033.6	4,938.7	94.9
Current maturities of long-term debt	(63.1)	(63.1)	—
Total debt, net of current maturities	4,970.5	4,875.6	94.9
Issuance costs, net of premiums and discounts	(28.3)	(31.5)	3.2
Net debt	$4,942.2	$4,844.1	$98.1
Credit Agreement
At June 30, 2025, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $287.2 million senior secured term loan B-1 (the "Term Loan B-1"), $1.2 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions to the Credit Agreement.
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2025, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $686.9 million available borrowing capacity, after consideration of $9.1 million in outstanding letters of credit, under the Revolver as of June 30, 2025.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2025, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $178.0 million assuming no change in the weighted average borrowing rate of 6.0%, which was in place as of June 30, 2025. During the six months ended June 30, 2025, we had repayments of principal and interest on the Credit Agreement of $603.8 million.
2027 Senior Notes
As of June 30, 2025, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
38

2028 Senior Notes
As of June 30, 2025, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the Indenture.
2030 Senior Notes
As of June 30, 2025, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the Indenture.
2031 Senior Notes
As of June 30, 2025, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the Indenture.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of June 30, 2025, minimum rent payable under operating leases was $36.4 million, with $7.1 million due in the next twelve months. As of June 30, 2025, minimum rent payable accounted for as financing obligations was $52.5 million, with $5.1 million due in the next twelve months.
Other Contractual Obligations
The Company has other contractual obligations with commitments of $10.9 million, $1.5 million of which is due within the next twelve months.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On June 30, 2025, we had $1.9 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $14.4 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
39

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 2025	986,217	$100.20	986,058	$335.8
May 2025	1,042,032	94.90	1,041,654	236.9
June 2025	538,573	97.88	538,252	184.2
Total	2,566,822	$97.56	2,565,964
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
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $184.2 million of repurchase authority remaining under the 2025 Stock Repurchase as of June 30, 2025.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
41

ITEM 6.    EXHIBITS

Number	Description	By reference to:

10.01	Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan.	Exhibit 4.1 to the Registration Statement on Form S-8 dated April 24, 2025.

10.02	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Agreement*

10.03	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Unit Agreement*

10.04	Memorandum of Understanding by and between Maureen Adams and Churchill Downs Incorporated†	Exhibit 10.1 to the Current Report on Form 8-K dated June 26, 2025.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

† Management contract or compensatory plan or arrangement.

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 23, 2025	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 23, 2025	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
43