Form 10-Q
period 2025-09-30
Churchill Downs Inc
filed 2025-10-22
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 15, 2025 was 69,728,742 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per common share data)	2025		2024	2025	2024
Net revenue:
Live and Historical Racing	$300.0	a	$247.5	$1,082.4	$957.3
Wagering Services and Solutions	118.0		111.3	383.3	369.6
Gaming	265.0		269.7	794.2	783.1
All Other	—		—	0.1	0.1
Total net revenue	683.0		628.5	2,260.0	2,110.1
Operating expense:
Live and Historical Racing	205.6		171.3	651.4	549.9
Wagering Services and Solutions	77.1		72.3	235.1	229.5
Gaming	191.1		194.8	574.5	561.7
All Other	4.9		4.5	13.1	10.2
Selling, general and administrative expense	59.3		59.8	174.7	172.0
Asset impairments, net	45.1		3.9	47.5	3.9
Transaction expense, net	1.9		(4.0)	3.4	0.7
Total operating expense	585.0		502.6	1,699.7	1,527.9
Operating income	98.0		125.9	560.3	582.2
Other (expense) income:
Interest expense, net	(75.6)		(73.1)	(222.1)	(217.0)
Equity in income of unconsolidated affiliates	35.0		33.4	105.4	108.9
Miscellaneous, net	3.8		(0.1)	5.5	8.1
Total other (expense) income	(36.8)		(39.8)	(111.2)	(100.0)
Income from operations before provision for income taxes	61.2		86.1	449.1	482.2
Income tax provision	(22.0)		(19.9)	(115.1)	(125.4)
Net income	39.2		66.2	334.0	356.8
Net income attributable to noncontrolling interests	1.1		0.8	2.3	1.7
Net income attributable to Churchill Downs Incorporated	$38.1		$65.4	$331.7	$355.1

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$0.54		$0.87	$4.59	$4.78

Diluted net income	$0.54		$0.86	$4.55	$4.73

Weighted average shares outstanding:
Basic	70.3		73.9	71.9	74.0
Diluted	71.0		74.6	72.5	74.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$180.5	$175.5
Restricted cash	88.0	77.2
Accounts receivable, net	89.7	98.7
Income taxes receivable	—	14.5
Other current assets	56.7	46.4
Total current assets	414.9	412.3
Property and equipment, net	2,925.5	2,874.9
Investment in and advances to unconsolidated affiliates	674.9	661.2
Goodwill	900.2	900.2
Other intangible assets, net	2,517.8	2,409.0
Other assets	21.5	18.3
Total assets	$7,454.8	$7,275.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194.0	$180.3
Accrued expenses and other current liabilities	411.6	402.0
Income taxes payable	28.0	—
Current deferred revenue	27.8	52.9
Current maturities of long-term debt	63.1	63.1
Dividends payable	0.7	31.0
Total current liabilities	725.2	729.3
Long-term debt, net of current maturities and loan origination fees	1,963.2	1,767.9
Notes payable, net of debt issuance costs	3,079.9	3,076.2
Non-current deferred revenue	18.5	20.0
Deferred income taxes	490.8	432.7
Other liabilities	98.1	146.5
Total liabilities	6,375.7	6,172.6
Commitments and contingencies
Redeemable noncontrolling interest	44.2	19.7
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	1,035.9	1,084.6
Accumulated other comprehensive loss	(1.0)	(1.0)
Total Churchill Downs Incorporated shareholders' equity	1,034.9	1,083.6

Total liabilities and shareholders' equity	$7,454.8	$7,275.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2024	73.5	$—	$1,084.6	$(1.0)	$1,083.6
Net income attributable to Churchill Downs Incorporated			76.7		76.7
Issuance of common stock	0.1				—
Repurchase of common stock	(0.8)	(1.0)	(88.4)		(89.4)
Taxes paid related to net share settlement of stock awards		(3.9)			(3.9)
Stock-based compensation		4.9			4.9
Other			(0.2)		(0.2)
Balance, March 31, 2025	72.8	—	1,072.7	(1.0)	1,071.7
Net income attributable to Churchill Downs Incorporated			216.9		216.9
Repurchase of common stock	(2.6)	(5.3)	(245.1)		(250.4)
Taxes paid related to net share settlement of stock awards		(0.1)			(0.1)
Stock-based compensation		5.4			5.4
Other			(1.9)		(1.9)
Balance, June 30, 2025	70.2	—	1,042.6	(1.0)	1,041.6
Net income attributable to Churchill Downs Incorporated			38.1		38.1
Issuance of common stock	0.1	5.0			5.0
Repurchase of common stock	(0.5)	(12.6)	(40.9)		(53.5)
Taxes paid related to net share settlement of stock awards		(0.1)			(0.1)
Stock-based compensation		7.7			7.7
Other			(3.9)		(3.9)
Balance, September 30, 2025	69.8	$—	$1,035.9	$(1.0)	$1,034.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$334.0	$356.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173.5	145.7
Distributions from unconsolidated affiliates	91.7	113.8
Equity in income of unconsolidated affiliates	(105.4)	(108.9)
Stock-based compensation	18.2	23.2
Deferred income taxes	58.1	29.6
Asset impairments	87.5	3.9
Gain on settlement of liability	(40.0)	—
Amortization of operating lease assets	4.8	4.1
Other	8.0	9.1
Changes in operating assets and liabilities:
Income taxes	41.6	17.1
Deferred revenue	(26.6)	(38.1)
Other assets and liabilities	28.4	84.8
Net cash provided by operating activities	673.8	641.1
Cash flows from investing activities:
Capital maintenance expenditures	(52.9)	(49.8)
Capital project expenditures	(171.7)	(367.8)
Acquisition of gaming rights, net of cash acquired	(185.3)	—
Other	(11.5)	1.8
Net cash used in investing activities	(421.4)	(415.8)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	947.7	750.4
Repayments of borrowings under long-term debt obligations	(753.6)	(757.5)
Payment of dividends	(30.2)	(28.7)
Repurchase of common stock	(395.8)	(158.7)
Taxes paid related to net share settlement of stock awards	(4.1)	(10.6)
Debt issuance costs	(0.3)	(2.5)
Change in bank overdraft	(1.7)	(7.5)
Other	1.4	(1.6)
Net cash used in financing activities	(236.6)	(216.7)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	1.0
Net increase in cash, cash equivalents and restricted cash	15.8	9.6
Cash, cash equivalents and restricted cash, beginning of period	252.7	221.8
Cash, cash equivalents and restricted cash, end of period	$268.5	$231.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
7

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$192.6	$205.3
Cash paid for income taxes	16.8	81.8
Cash received from income tax refunds	1.4	4.1
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$21.2	$55.2
Fair value of noncontrolling interest recognized in connection with asset acquisition	20.4	—
Right-of-use assets obtained in exchange for lease obligations in operating leases	20.8	4.2
Right-of-use assets obtained in exchange for lease obligations in finance leases	—	3.6
Repurchase of common stock included in accrued expense and other current liabilities	0.5	9.0
Deferred payments for acquisition of business included in other liabilities	—	1.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
In August 2025, the Company completed the acquisition of 90% of the outstanding equity interests of PPE Casino Resorts NH Holdings, LLC in Salem, New Hampshire ("Casino Salem"). The Company will assume responsibility for the development of a charitable gaming, entertainment and dining destination at this location. Refer to Note 3, Acquisitions, and Note 11, Redeemable Noncontrolling Interest, for further information on the transaction.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACQUISITIONS
Casino Salem
On August 27, 2025, the Company completed its acquisition of 90% of Casino Salem (the "Salem Transaction"), which was treated as an asset acquisition because substantially all the value of the gross assets acquired was concentrated in the gaming rights. In conjunction with the acquisition, the Company recorded a $196.6 million indefinite-lived gaming rights intangible, which represented the fair value of the gaming rights at the date of acquisition.
The fair value of the gaming rights acquired in the transaction was determined using the Greenfield Method, which is an income approach methodology that calculates the present value of the gaming rights intangible asset based on a projected cash flow stream. This method assumes that the gaming rights intangible asset provides the opportunity to develop a gaming facility in a specified region, and that the present value of the projected cashflows is a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue, future operating expenses, start-up costs, and discount rate were the primary inputs in the valuation. The gaming rights intangible asset was assigned an indefinite useful life based on the Company's expected use of the asset and determination that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the gaming rights.
The Company has not included other disclosures regarding the Salem Transaction because the acquisition is immaterial to our business.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $900.2 million as of September 30, 2025 and December 31, 2024.
We performed our annual goodwill impairment analysis as of April 1, 2025, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$95.9	$(39.7)	$56.2	$95.9	$(34.2)	$61.7
Indefinite-lived intangible assets			2,461.6			2,347.3
Total			$2,517.8			$2,409.0
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
Chasers Poker Room Impairment
During the third quarter of 2025, the Company concluded that the completion of the Salem Transaction qualifies as a trigger event for impairment testing related to the Chasers Poker Room ("Chasers") indefinite-lived gaming rights intangible. At the time the Company acquired Chasers, the valuation of the gaming rights contemplated a future expansion of the existing operations in Salem, New Hampshire. Given the completion of the Salem Transaction, the Company now intends to build Casino Salem and currently does not plan to expand Chasers.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Because the Company does not currently intend to expand Chasers, the Company settled an outstanding liability owed to the former owners of Chasers, related to the Chasers' gaming rights, in the amount of $10.0 million. The settlement of the noncurrent liability resulted in a gain of $40.0 million in the third quarter of 2025.
Given the completion of the Salem Transaction and the settlement of the liability related to the Chasers' gaming rights, the Company evaluated and subsequently updated the projected cash flows and discount rate related to the Chasers' gaming rights. The fair value of the Chasers' gaming rights intangible was determined using the Greenfield Method, an income approach methodology that calculates the present value based on a projected cash flow stream. This method assumes that the gaming rights intangible assets provide the opportunity to develop a casino or historical racing facility in a specified region, and that the present value of the projected cash flows are a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs, and discount rates were the primary assumptions and estimates in the valuation of the gaming rights intangible. As a result of this assessment, the Company recognized a non-cash impairment charge of $85.1 million in the third quarter of 2025 for the entire value of the Chasers' gaming rights, which are included in the Live and Historical Racing segment.
The $40.0 million gain on settlement of the noncurrent liability and the $85.1 million impairment charge of the gaming rights intangible are included in Asset impairments, net in the Condensed Consolidated Statements of Comprehensive Income.
5. INCOME TAXES
The Company’s effective income tax rate was 35.9% for the three months ended September 30, 2025, and was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes, increased future tax expenses from the remeasurement of deferred income tax liabilities related to New Hampshire and the acquisition of Casino Salem, and non-deductible officer’s compensation, partially offset by the excess tax benefit from restricted stock compensation distributed in the third quarter of 2025. The Company’s effective income tax rate of 25.6% for the nine months ended September 30, 2025, and was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
On July 4, 2025, the United States enacted H.R. 1, a new federal tax and spending bill. Many of the tax provisions included in the bill are retroactive and will have a significant favorable impact on the Company’s current tax expense, primarily due to the permanent reinstatements of 100% bonus depreciation rules and a 30% of EBITDA-based interest expense deduction limitation. As a result of this change, the Company will begin utilizing the $91.2 million deferred tax asset related to interest expense previously subject to limitation. The expected reduction in cash paid taxes as a result of these new tax provisions will increase cash flow from operating activities.
The Company’s effective income tax rate was 23.1% for the three months ended September 30, 2024, and was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes, non-deductible officer’s compensation and other non-deductible expense, partially offset by the excess tax benefit from the payment of restricted stock compensation and the tax benefit from the expiration of the statute of limitations for certain unrecognized tax benefits. The Company’s effective income tax rate was 26.0% for the nine months ended September 30, 2024, and was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officer’s compensation.
6. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169.2 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $461.5 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at September 30, 2025, based on trade date.
On March 12, 2025, the Board of Directors of the Company approved a new common stock repurchase program of up to $500.0 million (the "March 2025 Stock Repurchase Program"). The March 2025 Stock Repurchase Program included and was not in addition to the $125.6 million remaining under the 2021 Stock Repurchase Program. As described above, the March 2025 Stock Repurchase Program has since been replaced by the July 2025 Stock Repurchase Program.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three and nine months ended September 30, 2025 and 2024, we repurchased the following shares under our stock repurchase programs:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except share data)	2025		2024		2025		2024
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
July 2025 Stock Repurchase Program	373,282	$38.5	—	$—	373,282	$38.5	—	$—
March 2025 Stock Repurchase Program	142,245	15.0	—	—	3,294,447	330.8	—	—
2021 Stock Repurchase Program	—	—	67,139	9.0	212,012	24.0	345,834	43.9
Total	515,527	$53.5	67,139	$9.0	3,879,741	$393.3	345,834	$43.9
The Duchossois Group Share Repurchase
On January 2, 2024, the Company closed on an agreement, dated December 18, 2023, with an affiliate of The Duchossois Group ("TDG") to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share in a privately negotiated transaction for an aggregate purchase price of $123.8 million. This represented a discount of 4.03% to the closing price on December 15, 2023, of $128.95. The repurchase of shares of common stock from TDG was approved by the Company's Board of Directors separately from and did not reduce the authorized amount remaining under any existing common stock repurchase programs. The repurchase of the shares was funded using available cash and borrowings under the Company’s senior secured credit facility.
As of September 30, 2025 and December 31, 2024, we had $0.5 million and $3.0 million, respectively, accrued for the future cash settlement of executed repurchases of our common stock.
7. STOCK-BASED COMPENSATION PLANS
On February 18, 2025, our Board of Directors approved the replacement of the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") with a new plan, the Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by shareholders at the Company's 2025 Annual Meeting of Shareholders held on April 22, 2025, and no further awards will be granted under the 2016 Plan. We have stock-based employee compensation plans with awards outstanding under the 2016 Plan, the 2025 Plan, and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $7.4 million and $18.2 million for the three months and nine months ended September 30, 2025 and $7.1 million and $23.2 million for the three months and nine months ended September 30, 2024, respectively. At September 30, 2025 and December 31, 2024, the Company had $9.0 million and $25.0 million, respectively, recorded as liability-classified awards, which are included in accrued expense and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2025, the Company awarded RSUs to employees, as well as RSUs and PSUs to certain named executive officers ("NEOs"), and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2025 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs can be converted into shares of our common stock at the time the PSU award value is finalized.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the RSAs, RSUs and PSUs granted during 2025 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2025	RSU	161	Vest equally over three service periods ending in 2027
2025	PSU	87	Three-year performance and service period ending in 2027
2025	RSU	12	One-year service period ending in 2025
2025	RSA	2	One-year service period ending in 2025
(1) PSUs reflect the target number of units for the original PSU grant.
8. DEBT
The following table presents our total debt outstanding:

(in millions)	September 30, 2025	December 31, 2024
Term Loan B-1 due 2028	$286.5	$288.8
Term Loan A due 2029	1,127.3	1,172.4
Revolver	619.0	377.5
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	5,132.8	4,938.7
Current maturities of long-term debt	(63.1)	(63.1)
Unamortized premium and deferred finance charges	(26.6)	(31.5)
Total debt, net of current maturities and costs	$5,043.1	$4,844.1

Credit Agreement
At September 30, 2025, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $286.5 million senior secured term loan B-1 (the "Term Loan B-1"), $1.1 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier "springing maturity" if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt’s stated maturity date, and (ii) amend certain other provisions of the Credit Agreement.
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2025, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $572.8 million available borrowing capacity, after consideration of $8.2 million in outstanding letters of credit, under the Revolver as of September 30, 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2025, the Company's commitment fee rate was 0.25%.
2027 Senior Notes
As of September 30, 2025, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the Indenture.
2028 Senior Notes
As of September 30, 2025, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the Indenture.
2030 Senior Notes
As of September 30, 2025, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the Indenture.
2031 Senior Notes
As of September 30, 2025, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the Indenture.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2025, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $247.1 million. The revenue we expect to recognize on these remaining performance obligations is $1.2 million for the remainder of 2025, $70.6 million in 2026, $55.6 million in 2027, and the remainder thereafter.
As of September 30, 2025, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of September 30, 2025 and December 31, 2024, contract assets were not material.
As of September 30, 2025 and December 31, 2024, contract liabilities were $55.7 million and $81.5 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to the recognition of previously deferred revenue related to the 151st Kentucky Derby. We recognized $2.2 million and $56.1 million of revenue during the three months and nine months ended September 30, 2025, respectively, which was included in the contract liabilities balance at December 31, 2024. We recognized $1.1 million and $74.1 million of revenue during the three months and nine months ended September 30, 2024, respectively, which was included in the contract liabilities balance at December 31, 2023.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$11.9	$11.7	$243.0	$242.8
Louisville	53.9	50.3	163.3	157.1
Northern Kentucky	26.4	23.4	84.3	73.9
Southwestern Kentucky	41.6	39.3	125.5	118.1
Western Kentucky	21.8	9.8	50.2	22.7
Virginia	139.7	110.0	405.0	333.1
New Hampshire	4.7	3.0	11.1	9.6
Total Live and Historical Racing	$300.0	$247.5	$1,082.4	$957.3

Wagering Services and Solutions:	$118.0	$111.3	$383.3	$369.6

Gaming:
Florida	$23.4	$23.8	$74.0	$76.4
Iowa	23.7	22.9	70.9	69.8
Indiana	33.3	32.4	97.5	66.3
Louisiana	26.1	32.0	102.6	113.4
Maine	28.9	27.7	80.9	81.3
Maryland	30.5	31.5	76.9	79.3
Mississippi	22.3	23.6	71.4	74.1
New York	48.0	46.8	139.0	138.3
Pennsylvania	28.8	29.0	81.0	84.2
Total Gaming	$265.0	$269.7	$794.2	$783.1
All Other	—	—	0.1	0.1
Net revenue from external customers	$683.0	$628.5	$2,260.0	$2,110.1

Intercompany net revenues:
Live and Historical Racing	$5.7	$4.9	$40.6	$34.2
Wagering Services and Solutions	9.2	7.4	28.1	23.1
Gaming	0.5	0.6	4.8	4.8
All Other	2.2	2.6	6.4	4.4
Eliminations	(17.6)	(15.5)	(79.9)	(66.5)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$16.4	$86.7	$5.0	$108.1	$—	$108.1
Historical racing(a)	252.6	—	—	252.6	—	252.6
Racing event-related services	4.1	—	0.1	4.2	—	4.2
Gaming(a)	3.4	4.7	230.3	238.4	—	238.4
Other(a)	23.5	26.6	29.6	79.7	—	79.7
Total	$300.0	$118.0	$265.0	$683.0	$—	$683.0

	Three Months Ended September 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$15.2	$82.7	$5.0	$102.9	$—	$102.9
Historical racing(a)	205.9	—	9.3	215.2	—	215.2
Racing event-related services	5.0	—	1.4	6.4	—	6.4
Gaming(a)	3.1	4.4	224.3	231.8	—	231.8
Other(a)	18.3	24.2	29.7	72.2	—	72.2
Total	$247.5	$111.3	$269.7	$628.5	$—	$628.5
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $15.2 million for the three months ended September 30, 2025 and $14.2 million for the three months ended September 30, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$81.2	$292.1	$20.0	$393.3	$—	$393.3
Historical racing(a)	741.5	—	13.7	755.2	—	755.2
Racing event-related services	177.8	—	1.0	178.8	—	178.8
Gaming(a)	9.7	12.6	669.8	692.1	—	692.1
Other(a)	72.2	78.6	89.7	240.5	0.1	240.6
Total	$1,082.4	$383.3	$794.2	$2,259.9	$0.1	$2,260.0

	Nine Months Ended September 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$76.6	$277.9	$20.1	$374.6	$—	$374.6
Historical racing(a)	630.1	—	27.4	657.5	—	657.5
Racing event-related services	182.1	—	5.0	187.1	—	187.1
Gaming(a)	9.5	14.4	645.5	669.4	—	669.4
Other(a)	59.0	77.3	85.1	221.4	0.1	221.5
Total	$957.3	$369.6	$783.1	$2,110.0	$0.1	$2,110.1
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $45.2 million for the nine months ended September 30, 2025 and $41.7 million for the nine months ended September 30, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	September 30, 2025	December 31, 2024
Trade receivables	$36.0	$37.3
Simulcast and online wagering receivables	35.3	40.2
Other receivables	25.1	26.1
	96.4	103.6
Allowance for credit losses	(6.7)	(4.9)
Total	$89.7	$98.7
Other current assets
Other current assets is comprised of the following:

(in millions)	September 30, 2025	December 31, 2024
Inventory	$12.4	$11.6
Prepaid technology costs	8.5	6.4
Prepaid insurance and taxes	13.9	7.7
Other prepaid costs	19.3	16.0
Insurance deposits and other	2.6	4.7
Total	$56.7	$46.4
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Account wagering deposits liability	$66.2	$63.1
Accrued salaries and related benefits	48.7	57.7
Purses payable	38.3	35.4
Accrued interest	75.3	48.2
Accrued fixed assets	19.6	42.7
Accrued gaming liabilities	35.7	35.3
Accrued insurance	13.4	13.1
Accrued property taxes	18.1	9.7
Current lease liabilities	8.7	8.7
Other	87.6	88.1
Total	$411.6	$402.0
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In August 2025, the Company closed on the purchase of 90% of Casino Salem, a joint venture with SL Salem, LLC and JPF Casino Enterprises, LLC (collectively, the "Casino Salem Minority Interest Holders"). The Casino Salem Minority Interest Holders' interests include certain embedded redemption features, such as put rights, that are not exclusively within the Company’s control. The Casino Salem Minority Interest Holders' interests are treated as redeemable noncontrolling interest and are not included in the permanent equity on the Company’s Condensed Consolidated Balance Sheets.
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

(in millions)
Balance, December 31, 2023	$—
Redeemable noncontrolling interest initial measurement	14.4
Net income attributable to redeemable noncontrolling interest	2.3
Redemption value adjustment	3.0
Balance, December 31, 2024	19.7
Redeemable noncontrolling interest initial measurement	20.4
Net income attributable to redeemable noncontrolling interests	2.3
Redemption value adjustment	1.8
Balance, September 30, 2025	$44.2
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of September 30, 2025 and December 31, 2024, primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of September 30, 2025, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $833.1 million.
Our investment in Rivers Des Plaines was $561.0 million and $547.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company received distributions from Rivers Des Plaines of $56.7 million and $78.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Miami Valley Gaming and Racing
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $113.9 million and $114.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company received distributions from MVG of $35.0 million in each of the nine month periods ended September 30, 2025 and 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenue	$210.6	$208.4	$631.9	$641.2
Operating and SG&A expense	133.2	132.2	398.3	399.3
Depreciation and amortization	5.8	6.8	17.9	20.1
Operating income	71.6	69.4	215.7	221.8
Interest and other, net	(10.3)	(11.1)	(31.2)	(33.5)
Net income	$61.3	$58.3	$184.5	$188.3

(in millions)	September 30, 2025	December 31, 2024
Assets
Current assets	$106.9	$100.5
Property and equipment, net	319.4	325.6
Other assets, net	265.3	267.5
Total assets	$691.6	$693.6
Liabilities and Members' Deficit
Current liabilities	$114.6	$89.9
Long-term debt	794.1	839.8
Other liabilities	0.5	1.7
Members' deficit	(217.6)	(237.8)
Total liabilities and members' deficit	$691.6	$693.6
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$88.0	$88.0	$88.0	$—	$—
Financial liabilities:
Term Loan B-1	284.8	286.5	—	286.5	—
Term Loan A	1,122.5	1,127.3	—	1,127.3	—
Revolver	619.0	619.0	—	619.0	—
2027 Senior Notes	598.4	597.8	—	597.8	—
2028 Senior Notes	699.3	690.6	—	690.6	—
2030 Senior Notes	1,189.5	1,198.4	—	1,198.4	—
2031 Senior Notes	592.7	615.0	—	615.0	—

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.2	$77.2	$77.2	$—	$—
Financial liabilities:
Term Loan B-1	286.8	288.8	—	288.8	—
Term Loan A	1,166.7	1,172.4	—	1,172.4	—
Revolver	377.5	377.5	—	377.5	—
2027 Senior Notes	597.6	593.2	—	593.2	—
2028 Senior Notes	699.0	675.2	—	675.2	—
2030 Senior Notes	1,187.9	1,172.6	—	1,172.6	—
2031 Senior Notes	591.7	605.2	—	605.2	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$38.1	$65.4	$331.7	$355.1
Adjustments related to redeemable noncontrolling interests	(0.2)	(1.0)	(1.8)	(1.8)
Net income attributable to common shareholders	$37.9	$64.4	$329.9	$353.3

Denominator for net income per common share:
Basic	70.3	73.9	71.9	74.0
Plus dilutive effect of stock awards	0.7	0.7	0.6	0.6
Diluted	71.0	74.6	72.5	74.6

Net income per common share data:
Basic net income	$0.54	$0.87	$4.59	$4.78
Diluted net income	$0.54	$0.86	$4.55	$4.73
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
Adjusted EBITDA includes our portion of EBITDA from our equity investments and the portion of EBITDA attributable to noncontrolling interests.
Adjusted EBITDA excludes, as applicable:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from legal reserves and transaction costs;
•Asset impairments, net;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Live and Historical Racing	$300.0	$247.5	$1,082.4	$957.3
Wagering Services and Solutions	118.0	111.3	383.3	369.6
Gaming	265.0	269.7	794.2	783.1
All Other	—	—	0.1	0.1
Net Revenue	$683.0	$628.5	$2,260.0	$2,110.1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$305.7	$127.2	$265.5

Pari-mutuel taxes and purses	(79.8)	(6.0)	(6.4)
Gaming taxes	(1.8)	(0.6)	(81.7)
Marketing and advertising	(13.5)	(1.4)	(9.2)
Salaries and benefits	(36.8)	(8.7)	(41.1)
Content expense	(1.7)	(48.5)	(2.3)
Selling, general and administrative expense	(10.7)	(3.3)	(10.5)
Maintenance, insurance and utilities	(11.9)	(1.0)	(10.3)
Gaming equipment rental and technology costs	(13.4)	(0.7)	(4.4)
Food and beverage costs	(3.6)	—	(4.0)
Other operating expense	(19.8)	(11.0)	(16.8)
Equity in income of unconsolidated affiliates	—	—	44.5
Other income	3.7	—	—
Adjusted EBITDA	$116.4	$46.0	$123.3

	Three Months Ended September 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$252.4	$118.7	$270.3

Pari-mutuel taxes and purses	(65.3)	(4.9)	(9.0)
Gaming taxes	(1.4)	(0.6)	(78.8)
Marketing and advertising	(9.3)	(1.4)	(9.5)
Salaries and benefits	(31.1)	(8.0)	(42.7)
Content expense	(1.7)	(45.9)	(2.3)
Selling, general and administrative expense	(9.4)	(4.2)	(11.9)
Maintenance, insurance and utilities	(12.8)	(1.1)	(11.7)
Gaming equipment rental and technology costs	(9.9)	(0.9)	(3.9)
Food and beverage costs	(2.4)	—	(4.3)
Other operating expense	(16.2)	(9.2)	(16.9)
Equity in income of unconsolidated affiliates	—	—	44.0
Other income	0.1	—	—
Adjusted EBITDA	$93.0	$42.5	$123.3

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$1,123.0	$411.4	$799.0

Pari-mutuel taxes and purses	(267.5)	(18.1)	(28.5)
Gaming taxes	(4.7)	(1.5)	(234.1)
Marketing and advertising	(43.0)	(8.0)	(26.2)
Salaries and benefits	(106.5)	(25.8)	(128.1)
Content expense	(5.0)	(169.1)	(6.7)
Selling, general and administrative expense	(32.0)	(13.2)	(32.2)
Maintenance, insurance and utilities	(33.5)	(3.0)	(29.5)
Gaming equipment rental and technology costs	(37.8)	(2.2)	(13.0)
Food and beverage costs	(11.1)	—	(12.3)
Other operating expense	(70.8)	(35.2)	(49.3)
Equity in income of unconsolidated affiliates	—	—	134.4
Other income	3.8	—	0.6
Adjusted EBITDA	$514.9	$135.3	$374.1

	Nine Months Ended September 30, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$991.5	$392.7	$787.9

Pari-mutuel taxes and purses	(227.3)	(15.8)	(32.7)
Gaming taxes	(4.4)	(1.9)	(219.1)
Marketing and advertising	(31.1)	(7.5)	(26.5)
Salaries and benefits	(94.4)	(23.9)	(121.0)
Content expense	(5.1)	(163.2)	(6.7)
Selling, general and administrative expense	(26.7)	(13.0)	(33.9)
Maintenance, insurance and utilities	(34.6)	(3.1)	(32.4)
Gaming equipment rental and technology costs	(30.5)	(2.6)	(11.4)
Food and beverage costs	(8.8)	—	(12.4)
Other operating expense	(55.9)	(33.4)	(46.7)
Equity in income of unconsolidated affiliates	—	—	139.9
Other income	0.3	—	1.8
Adjusted EBITDA	$473.0	$128.3	$386.8

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income attributable to Churchill Downs Incorporated	$38.1	$65.4	$331.7	$355.1
Net income attributable to noncontrolling interests	1.1	0.8	2.3	1.7
Net income	39.2	66.2	334.0	356.8

Adjustments
Depreciation and amortization	56.5	49.6	173.5	145.7
Interest expense	75.6	73.1	222.1	217.0
Income tax provision	22.0	19.9	115.1	125.4
Stock-based compensation expense	7.4	7.1	18.2	23.2
Pre-opening expense	2.4	7.8	9.0	23.6
Other expenses, net	2.9	1.0	7.7	1.3
Asset impairments, net	45.1	3.9	47.5	3.9
Transaction expense, net	1.9	(4.0)	3.4	0.7
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.4	10.6	28.9	31.4
Rivers Des Plaines' legal reserves and transaction costs	—	—	—	0.3
Other charges and recoveries, net	(0.1)	0.1	(1.1)	(6.7)
Total adjustments	223.1	169.1	624.3	565.8
Adjusted EBITDA	$262.3	$235.3	$958.3	$922.6

Adjusted EBITDA by segment:
Live and Historical Racing	$116.4	$93.0	$514.9	$473.0
Wagering Services and Solutions	46.0	42.5	135.3	128.3
Gaming	123.3	123.3	374.1	386.8
Total segment Adjusted EBITDA	285.7	258.8	1,024.3	988.1
All Other	(23.4)	(23.5)	(66.0)	(65.5)
Total Adjusted EBITDA	$262.3	$235.3	$958.3	$922.6

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents total asset information for each of our segments:

(in millions)	September 30, 2025	December 31, 2024
Total assets:
Live and Historical Racing	$4,351.1	$4,143.3
Wagering Services and Solutions	468.9	460.6
Gaming	1,544.4	1,953.7
Total segment assets	6,364.4	6,557.6
All Other	1,090.4	718.3
Total assets	$7,454.8	$7,275.9
The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2025	2024
Capital expenditures:
Live and Historical Racing	$177.4	$287.7
Wagering Services and Solutions	18.0	14.2
Gaming	24.3	105.4
Total segment capital expenditures	219.7	407.3
All Other	4.9	10.3
Total capital expenditures	$224.6	$417.6
17. SUBSEQUENT EVENTS
At its regularly scheduled meeting held on October 21, 2025, the Board of Directors of the Company declared an annual cash dividend on the Company's common stock of $0.438 per outstanding share, to be paid on January 6, 2026, to shareholders of record as of the close of business on December 5, 2025, with the aggregate cash dividend to be paid to each shareholder rounded to the nearest whole cent.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
29

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for the following:
Adjusted EBITDA includes our portion of EBITDA from our equity investments and the portion of EBITDA attributable to noncontrolling interests.
Adjusted EBITDA excludes, as applicable:
•Transaction expense, net which includes:
–Acquisition, disposition, and property sale related charges;
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from legal reserves and transaction costs;
•Asset impairments, net;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
31

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
On February 23, 2024, the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horse racing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horse racing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horse racing is unconstitutional. The summary judgment, which was certified as final for purposes of appeal, was entered on March 18, 2024, and the Company, along with other interested parties including the Louisiana Racing Commission, filed a joint motion for a suspensive appeal, which was entered on March 26, 2024. The suspensive appeal allows the continued operation of HHR during the pendency of the appeal before the Louisiana Supreme Court. Oral arguments took place before the Louisiana Supreme Court on January 27, 2025, and an opinion was issued on March 21, 2025. The opinion affirmed the ruling of the District Court, which stated the 2021 HHR Act is unconstitutional, and that before historical horse racing is licensed or permitted to be conducted in a parish it first requires a voter referendum in an affected parish. The Company submitted an Application for Rehearing to the Louisiana Supreme Court, which was denied on May 8, 2025. The opinion became final and enforceable as of this date, at which time the Company discontinued its HRM operations in Louisiana.
Subsequent to this decision, the Company moved HRMs previously located in the Louisiana OTBs to other HRM venues, primarily located in Virginia. The reduction in revenues resulting from the removal of the HRMs from our OTBs in Louisiana has negatively impacted the comparability of the 2025 Louisiana results to the prior year. The results of the HRMs in Louisiana operations were reported in our Gaming segment.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net revenue	$683.0	$628.5	$54.5	$2,260.0	$2,110.1	$149.9
Operating income	98.0	125.9	(27.9)	560.3	582.2	(21.9)
Operating income margin	14%	20%		25%	28%
Net income attributable to Churchill Downs Incorporated	38.1	65.4	(27.3)	331.7	355.1	(23.4)
Adjusted EBITDA	262.3	235.3	27.0	958.3	922.6	35.7
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
•Net revenue increased $54.5 million driven by a $52.5 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 and the opening of Owensboro Racing and Gaming in February 2025 and a $6.7 million increase from the Wagering Services and Solutions segment primarily from TwinSpires Horse Racing and Exacta, partially offset by an $4.7 million decrease from the Gaming segment due to the cessation of HRM operations in Louisiana and net decreases at our other wholly owned gaming properties.
•Operating income decreased $27.9 million driven by an increase in impairment expense of $41.2 million from the 45.1 million net impairment of Chasers' gaming rights partially offset by a $3.9 million impairment in the prior year, a $5.9 million increase in transaction costs, and a decrease of $1.0 million from the Gaming segment. These decreases were partially offset by an $18.2 million increase from the Live and Historical segment primarily due to the opening of The Rose Gaming Resort in November 2024 and a $2.0 million increase from the Wagering Services and Solutions segment primarily due to Exacta.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
32

•Net income attributable to Churchill Downs Incorporated decreased $27.3 million. The following impacted the comparability of the Company's net income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024: a $31.0 million after-tax increase in impairment charges in the current year quarter due to the $33.9 million after-tax impairment of Chasers' gaming rights partially offset by $2.9 million of after-tax impairments in the prior year, and a $1.3 million after-tax increase in transaction, pre-opening, and other expenses. Excluding these items, net income increased $5.0 million due to a $3.4 million after-tax increase primarily driven by the results of our operations and a $2.9 million after-tax decrease in interest expense. These increases were partially offset by a $1.0 million after-tax decrease in equity income from our unconsolidated affiliates and a $0.3 million after-tax increase related to the income attributable to the noncontrolling interest of United Tote.
•Adjusted EBITDA increased $27.0 million driven by a $23.4 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 in Northern Virginia and growth at our Kentucky HRM properties, a $3.5 million increase from the Wagering Services and Solutions segment primarily due to Exacta, and a $0.1 million increase from All Other. Gaming Adjusted EBITDA was consistent with the prior year quarter.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
•Net revenue increased $149.9 million driven by a $125.1 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in November 2024 and the opening of Owensboro Racing and Gaming in February 2025 and growth at our other HRM properties, an $11.1 million increase from the Gaming segment primarily driven by the opening of the Terre Haute Casino Resort in April 2024, partially offset by net decreases at our other wholly owned gaming properties, and a $13.7 million increase from the Wagering Services and Solutions segment primarily due to increased Derby Week wagering at TwinSpires Horse Racing and Exacta.
•Operating income decreased $21.9 million driven by an increase in impairment expense of $43.6 million primarily related to the net impairment of Chasers' gaming rights, a $2.9 million decrease from All other, a $2.7 million increase in transaction expenses, a $2.7 million increase in SG&A expenses and a $1.7 million decrease from the Gaming segment. These decreases were partially offset by a $23.6 million increase from the Live and Historical segment driven by the opening of The Rose Gaming Resort in November 2024 and the opening of Owensboro Racing and Gaming in February 2025, and an $8.1 million increase from Wagering Services and Solutions.
•Net income attributable to Churchill Downs Incorporated decreased $23.4 million. The following impacted the comparability of the Company's net income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024: a $33.0 million after-tax increase in impairment charges in the current year primarily due to the impairment of the Chasers' gaming rights. Excluding this item, net income increased $9.6 million due to a $17.5 million after-tax increase driven by tax expense and the results of our operations, partially offset by a $5.7 million after-tax increase in interest expense associated primarily with higher outstanding debt balances, a $1.6 million after-tax decrease in equity income from our unconsolidated affiliates, and a $0.6 million after-tax increase related to the income attributable to the noncontrolling interest of United Tote.
•Adjusted EBITDA increased $35.7 million driven by a $41.9 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose Gaming Resort in Northern Virginia in November 2024, and a $7.0 million increase from the Wagering Services and Solutions segment primarily due to Exacta. These increases were partially offset by a $12.7 million decrease from the Gaming segment driven by net decreases at our wholly owned gaming properties and equity investments, offset by the opening of the Terre Haute Casino Resort in April 2024, and a $0.5 million decrease from All other.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
33

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024		2025	2024
Live and Historical Racing	$305.7	$252.4	$53.3	$1,123.0	$991.5	$131.5
Wagering Services and Solutions	127.2	118.7	8.5	411.4	392.7	18.7
Gaming	265.5	270.3	(4.8)	799.0	787.9	11.1
All Other	2.2	2.6	(0.4)	6.5	4.5	2.0
Eliminations	(17.6)	(15.5)	(2.1)	(79.9)	(66.5)	(13.4)
Net Revenue	$683.0	$628.5	$54.5	$2,260.0	$2,110.1	$149.9
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
•Live and Historical Racing revenue increased $53.3 million due to a $30.1 million increase from our Virginia HRM venues, a $20.9 million increase from our Kentucky HRM venues, and a $2.3 million increase primarily from our temporary facility at Casino Salem in New Hampshire. The Virginia HRM increase was due to a $26.0 million net increase from our Northern Virginia venues and a $5.1 million net increase from our Central Virginia venues. These increases were partially offset by a $1.0 million net decrease from our four other Virginia venues. The Kentucky HRM increase was due to a $12.2 million increase from our Western Kentucky venues, a $3.5 million increase from our Louisville venues, a $3.0 million increase from our Northern Kentucky venues, and a $2.2 million increase from our Southwestern Kentucky venue.
•Wagering Services and Solutions revenue increased $8.5 million due to a $5.3 million increase from TwinSpires Horse Racing, a $3.0 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire, and a $0.2 million increase from our sports betting business.
•Gaming revenue decreased $4.8 million due to a $6.1 million decrease from the cessation of HRM operations in Louisiana, partially offset by a $1.3 million net increase primarily from our New York, Maine, Indiana, and Iowa properties.
•All Other revenue decreased $0.4 million primarily due to intercompany revenue related to the captive insurance company. All captive revenue is eliminated in consolidation.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
•Live and Historical Racing revenue increased $131.5 million due to a $72.2 million increase from our Virginia HRM venues, a $51.8 million increase from our Kentucky HRM venues, a $6.0 million increase from Churchill Downs Racetrack driven by Derby Week, and a $1.5 million increase primarily from our temporary facility at Casino Salem in New Hampshire. The Virginia HRM increase was primarily due to a $72.7 million net increase from our Northern Virginia venues and a $5.2 million net increase from our Central Virginia venues, partially offset by a $5.7 million net decrease from our four other Virginia venues. The Kentucky HRM increase was primarily due to a $27.7 million increase from our Western Kentucky venues, a $10.5 million increase from our Northern Kentucky venues, a $7.4 million increase from our Southwestern venue, and a $6.2 million increase from our Louisville venues.
•Wagering Services and Solutions revenue increased $18.7 million due to an $11.1 million increase in TwinSpires Horse Racing primarily due to Derby Week wagering and a $9.4 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire. These increases were partially offset by a $1.8 million net decrease from our sports betting business.
•Gaming revenue increased $11.1 million due to a $31.1 million increase primarily attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by a $20.0 million net decrease at our nine other wholly owned gaming properties.
•All Other revenue increased 2.0 million due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
34

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024		2025	2024
Gaming taxes and purses	$176.4	$160.1	$16.3	$554.5	$501.2	$53.3
Salaries and benefits	86.7	83.5	3.2	261.0	244.1	16.9
Content expense	45.2	43.4	1.8	131.8	132.4	(0.6)
Selling, general and administrative expense	59.3	59.8	(0.5)	174.7	172.0	2.7
Depreciation and amortization	56.5	49.6	6.9	173.5	145.7	27.8
Marketing and advertising	24.2	21.9	2.3	77.8	68.6	9.2
Maintenance, insurance and utilities	23.9	27.3	(3.4)	67.1	70.5	(3.4)
Property and other taxes	6.7	6.3	0.4	19.7	17.9	1.8
Transaction expense, net	1.9	(4.0)	5.9	3.4	0.7	2.7
Asset impairments, net	45.1	3.9	41.2	47.5	3.9	43.6
Other operating expense	59.1	50.8	8.3	188.7	170.9	17.8
Total expense	$585.0	$502.6	$82.4	$1,699.7	$1,527.9	$171.8
Three and Nine Months Ended September 30, 2025, Compared to Three and Nine Months Ended September 30, 2024
Operating expenses increased $82.4 million and $171.8 million for the three and nine months ended September 30, 2025 compared to September 30, 2024 primarily due to the openings of Terre Haute Casino Resort in Indiana in April 2024 and the hotel in May 2024, The Rose Gaming Resort in Virginia in November 2024, Owensboro Racing and Gaming in February 2025, and the Roseshire Gaming Palor in September 2025, as well as the renovation and expansion of our Richmond venue and the addition of the temporary facility at Casino Salem in New Hampshire. Asset impairments for the three and nine months ended September 30, 2025 include a $2.4 million write-off in the second quarter of 2025 of HRMs in Virginia that are no longer in use and a $45.1 million net impairment of the gaming rights for Chasers Poker Room in the third quarter of 2025.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024		2025	2024
Live and Historical Racing	$116.4	$93.0	$23.4	$514.9	$473.0	$41.9
Wagering Services and Solutions	46.0	42.5	3.5	135.3	128.3	7.0
Gaming	123.3	123.3	—	374.1	386.8	(12.7)
Total Segment Adjusted EBITDA	285.7	258.8	26.9	1,024.3	988.1	36.2
All Other	(23.4)	(23.5)	0.1	(66.0)	(65.5)	(0.5)
Total Adjusted EBITDA	$262.3	$235.3	$27.0	$958.3	$922.6	$35.7

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
35

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
•Live and Historical Racing Adjusted EBITDA increased $23.4 million due to a $12.4 million increase from our Kentucky HRM venues, a $10.8 million increase from our Virginia HRM venues, and a $0.2 million increase from our temporary facility at Casino Salem in New Hampshire. The Kentucky HRM increase was primarily due to a $4.6 million increase from our Western Kentucky venues, a $3.9 million increase from our Louisville venues, a $3.1 million increase from our Northern Kentucky venues, and a $0.8 million increase from our Southwestern Kentucky venue. The Virginia HRM increase was primarily due to a $11.3 million net increase from our Northern Virginia venues, which includes $3.5 million from a one-time business interruption insurance recovery related to the delayed opening of The Rose Gaming Resort in the fourth quarter of 2024, and a $1.1 million net increase from our Central Virginia venues, partially offset by a $1.1 million net decrease from our four other Virginia venues and a $0.5 million increase in shared services expense.
•Wagering Services and Solutions Adjusted EBITDA increased $3.5 million due to a $2.8 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire, a $0.4 million increase from our sports betting business, and a $0.3 million net increase from TwinSpires Horse Racing.
•Gaming Adjusted EBITDA was consistent with the prior year quarter. Our wholly owned gaming properties decreased $0.5 million which was offset by a $0.5 million increase from our equity investments. The decrease from our wholly owned gaming properties was due to a $1.4 million net decrease from the cessation of HRM operations in Louisiana and a $0.9 million net increase primarily from our New York, Maine, Indiana, and Iowa properties. The increase from our equity investments was due to a $1.1 million increase from Miami Valley Gaming, partially offset by a $0.6 million decrease from Rivers Des Plaines.
•All Other Adjusted EBITDA increased $0.1 million primarily due to decreased corporate-related expenses offset by a decrease related to our captive insurance company.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
•Live and Historical Racing Adjusted EBITDA increased $41.9 million due to a $30.9 million increase from our Kentucky HRM venues and an $11.8 million increase from our Virginia HRM venues, and a $0.2 million increase from the temporary facility at Casino Salem in New Hampshire, partially offset by a $1.0 million decrease primarily from Churchill Downs Racetrack due to Derby Week. The Kentucky HRM increase was primarily due to an $8.9 million increase from our Northern Kentucky venues, an $8.9 million increase from our Louisville venues, an $8.7 million increase from our Western Kentucky venues, and a $4.4 million increase from our Southwestern venues. The Virginia HRM increase was primarily due to a $20.5 million net increase from our Northern Virginia venues which includes $3.5 million of one-time business interruption insurance recovery related to the delayed opening of The Rose Gaming Resort in fourth quarter 2024, partially offset by a $4.0 million decrease from our Western Virginia venues, a $2.9 million net decrease from our Southern Virginia venues, and a $1.8 million net decrease from our Central Virginia venues.
•Wagering Services and Solutions Adjusted EBITDA increased $7.0 million due to a $9.9 million increase from Exacta attributable to incremental HRMs in Virginia and New Hampshire, and a $0.2 million net increase from our sports betting business, partially offset by a $3.1 million net decrease attributable to TwinSpires Horse Racing.
•Gaming Adjusted EBITDA decreased $12.7 million due to a $7.0 million decrease from our wholly owned gaming properties and a $5.7 million decrease from our equity investments. The decrease from our wholly owned gaming properties was due to an $11.6 million decrease from our existing properties, partially offset by a $4.6 million increase from the opening of the Terre Haute Casino Resort in April 2024. The decrease from our equity investments was due to a $7.5 million decrease from Rivers Des Plaines, partially offset by a $1.8 million increase from Miami Valley Gaming.
•All Other Adjusted EBITDA decreased $0.5 million driven primarily by increased corporate administrative expenses offset by a decrease related to our captive insurance company.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
36

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024		2025	2024
Net income and comprehensive income attributable to Churchill Downs Incorporated	$38.1	$65.4	$(27.3)	$331.7	$355.1	$(23.4)
Net income attributable to noncontrolling interests	1.1	0.8	0.3	2.3	1.7	0.6
Net income	39.2	66.2	(27.0)	334.0	356.8	(22.8)

Adjustments
Depreciation and amortization	56.5	49.6	6.9	173.5	145.7	27.8
Interest expense	75.6	73.1	2.5	222.1	217.0	5.1
Income tax provision	22.0	19.9	2.1	115.1	125.4	(10.3)
Stock-based compensation expense	7.4	7.1	0.3	18.2	23.2	(5.0)
Pre-opening expense	2.4	7.8	(5.4)	9.0	23.6	(14.6)
Other expense, net	2.9	1.0	1.9	7.7	1.3	6.4
Asset impairments, net	45.1	3.9	41.2	47.5	3.9	43.6
Transaction expense, net	1.9	(4.0)	5.9	3.4	0.7	2.7
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9.4	10.6	(1.2)	28.9	31.4	(2.5)
Rivers Des Plaines' legal reserves and transactions costs	—	—	—	—	0.3	(0.3)
Other charges and recoveries, net	(0.1)	0.1	(0.2)	(1.1)	(6.7)	5.6
Total adjustments	223.1	169.1	54.0	624.3	565.8	58.5
Adjusted EBITDA	$262.3	$235.3	$27.0	$958.3	$922.6	$35.7
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	September 30, 2025	December 31, 2024	Change
Total assets	$7,454.8	$7,275.9	$178.9
Total liabilities	6,375.7	6,172.6	203.1
Total equity	1,034.9	1,083.6	(48.7)
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $178.9 million driven by the acquisition of the gaming rights for Casino Salem and increased capital expenditures primarily at Churchill Downs Racetrack, Owensboro Racing and Gaming, and at our Virginia HRM locations in Richmond and Henrico County, partially offset by the impairment of the gaming rights related to Chasers.
•Total liabilities increased $203.1 million driven primarily by an increase in the outstanding balance on the Revolver, which is included in long-term debt, and increases in income taxes payable and accounts payable. These increases were partially offset by decreased current deferred revenue due to the recognition of revenue related to the 151st Kentucky Derby, and a decrease in dividends payable due to the payment of the annual dividend.
•Total equity decreased $48.7 million driven by share repurchases, partially offset by net income.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
37

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,		Change
Cash flows from:	2025	2024
Operating activities	$673.8	$641.1	$32.7
Investing activities	(421.4)	(415.8)	(5.6)
Financing activities	(236.6)	(216.7)	(19.9)
Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
•Cash flows provided by operating activities increased $32.7 million driven by a decrease in cash paid income taxes and interest, partially offset by decreased distributions from our unconsolidated affiliates. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities increased $5.6 million driven by the Salem Transaction partially offset by a decrease in capital expenditures in 2025.
•Cash flows used in financing activities increased $19.9 million primarily driven by an increase in borrowings on the revolver to fund the Salem Transaction partially offset by share repurchases in 2025.
We have announced several project capital investments, including the following: Starting Gate Pavilion and Courtyard as well as enhancements to The Mansion and Finish Line Suites at Churchill Downs Racetrack; Marshall Yards Racing and Gaming in Southwestern Kentucky; expansion of the Richmond, Virginia HRM venue; the Roseshire Gaming Parlor in Henrico County, Virginia; and the Casino Salem venue in Salem, New Hampshire. We currently expect our project capital to be approximately $200.0 to $240.0 million in 2025, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169.2 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $461.5 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at September 30, 2025, based on trade date.
On March 12, 2025, the Board of Directors of the Company approved a new common stock repurchase program of up to $500.0 million (the "March 2025 Stock Repurchase Program"). The March 2025 Stock Repurchase Program included and was not in addition to the $125.6 million remaining under the 2021 Stock Repurchase Program. As described above, the March 2025 Stock Repurchase Program has since been replaced by the July 2025 Stock Repurchase Program.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
38

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	September 30, 2025	December 31, 2024	Change
Revolver	$619.0	$377.5	$241.5
Term Loan B-1 due 2028	286.5	288.8	(2.3)
Term Loan A due 2029	1,127.3	1,172.4	(45.1)
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	5,132.8	4,938.7	194.1
Current maturities of long-term debt	(63.1)	(63.1)	—
Total debt, net of current maturities	5,069.7	4,875.6	194.1
Issuance costs, net of premiums and discounts	(26.6)	(31.5)	4.9
Net debt	$5,043.1	$4,844.1	$199.0
Credit Agreement
At September 30, 2025, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $286.5 million senior secured term loan B-1 (the "Term Loan B-1"), $1.1 billion senior secured term loan A (the "Term Loan A"), and $100.0 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions to the Credit Agreement.
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2025, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $572.8 million available borrowing capacity, after consideration of $8.2 million in outstanding letters of credit, under the Revolver as of September 30, 2025.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2025, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $182.3 million assuming no change in the weighted average borrowing rate of 5.8%, which was in place as of September 30, 2025. During the nine months ended September 30, 2025, we had repayments of principal and interest on the Credit Agreement of $841.7 million.
2027 Senior Notes
As of September 30, 2025, we had $600.0 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
39

2028 Senior Notes
As of September 30, 2025, we had a total of $700.0 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500.0 million notes issued at par and $200.0 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the Indenture.
2030 Senior Notes
As of September 30, 2025, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 13, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the Indenture.
2031 Senior Notes
As of September 30, 2025, we had $600.0 million in aggregate principal amount of 6.750% senior unsecured notes that mature on April 25, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the Indenture.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include rental payment adjustments periodically for inflation. As of September 30, 2025, minimum rent payable under operating leases was $56.0 million, with $7.0 million due in the next twelve months. As of September 30, 2025, minimum rent payable accounted for as financing obligations was $47.9 million, with $4.8 million due in the next twelve months.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On September 30, 2025, we had $2.0 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $15.0 million.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
40

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
41

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 2025	205,329	$107.10	205,267	$493.0
August 2025	203,874	103.31	203,154	472.0
September 2025	107,106	97.83	107,106	461.5
Total	516,309	$103.68	515,527
(1)On March 12, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "March 2025 Stock Repurchase Program"). The March 2025 Stock Repurchase Program included and was not in addition to the $125.6 million remaining under the prior 2021 Stock Repurchase Program authorization. On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169.2 million previously remaining under the March 2025 Stock Repurchase Program authorization. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
(2)Includes shares withheld to pay taxes on the vesting of restricted stock and restricted stock units or to pay taxes on the exercise of stock options granted to employees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
42

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

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 22, 2025	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 22, 2025	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
44