Form 10-K
period 2025-12-31
Churchill Downs Inc
filed 2026-02-25
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of February 19, 2026, 69,696,376 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2025 (based upon the closing sale price for such date on the Nasdaq Stock Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $6,693,961,648. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) are the affiliates of the registrant.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 2026 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K ("Report") contains various "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "seek," "should," "will," "scheduled," and similar words or similar expressions (or negative versions of such words or expressions), although some forward-looking statements are expressed differently.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, that could cause actual results to differ materially from expectations include the following: the occurrence of extraordinary events, such as terrorist attacks, public health threats, civil unrest, and inclement weather, including as a result of climate change; the effect of economic conditions on our consumers' confidence and discretionary spending or our access to credit, including the impact of inflation; changes in, or new interpretations of, applicable tax laws or rulings that could result in additional tax liabilities; the impact of any pandemics, epidemics, or outbreaks of infectious diseases, and related economic matters on our results of operations, financial conditions and prospects; lack of confidence in the integrity of our core businesses or any deterioration in our reputation; negative shifts in public opinion regarding gambling that could result in increased regulation of, or new restrictions on, the gaming industry; loss of key or highly skilled personnel, as well as general disruptions in the general labor market; the impact of significant competition, and the expectation that competition levels will increase; changes in consumer preferences, attendance, wagering, and sponsorships; risks associated with equity investments, strategic alliances and other third-party agreements; inability to respond to rapid technological changes in a timely manner; concentration and evolution of slot machine and historical racing machine ("HRM") manufacturing and other technology conditions that could impose additional costs; failure to enter into or maintain agreements with industry constituents, including horsemen and other racetracks; cybersecurity risk, including cyber-security breaches, or loss or misuse of our confidential information as a result of a breach including customers’ personal information, or IT system operational disruptions, could lead to government enforcement actions or other litigation; costs of compliance with increasingly complex laws and regulations regarding data privacy and protection of personal information; reliance on our technology services and catastrophic events, system failures, errors or defects disrupting our operations; inability to identify, complete, or fully realize the benefits of our proposed acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget, or as planned; difficulty in integrating recent or future acquisitions into our operations; cost overruns and other uncertainties associated with the development of new venues and the expansion of existing facilities; general risks related to real estate ownership and significant expenditures, including risks related to environmental liabilities; personal injury litigation related to injuries occurring at our racetracks; compliance with the Foreign Corrupt Practices Act or other similar laws and regulations, or applicable anti-money laundering regulations; payment-related risks, such as risk associated with fraudulent credit card or debit card use; work stoppages and labor problems; risks related to pending or future legal proceedings and other actions; highly regulated operations and changes in the regulatory environment could adversely affect our business; restrictions in our debt facilities limiting our flexibility to operate our business; failure to comply with the financial ratios and other covenants in our debt facilities and other indebtedness; increases to interest rates, disruption in the credit markets or changes to our credit ratings may adversely affect our business; increase in our insurance costs, or inability to obtain similar insurance coverage in the future, and any inability to recover under our insurance policies for damages sustained at our properties in the event of inclement weather and casualty events; and other factors described in Item 1A. Risk Factors, of this Report and in other filings we make with the Securities and Exchange Commission.
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
Churchill Downs Racetrack is located on 175 acres and has a one-mile dirt track, a 7/8-mile turf track, a stabling area, and a variety of areas, structures, and buildings that provide reserved seating for our patrons. Churchill Downs Racetrack conducts approximately 80 live race days each year
Churchill Downs Racetrack has one of the largest 4K video boards in the world sitting 80 feet above the ground and measuring 171 feet wide by 90 feet tall. This video board provides views of the finish line and the entire race for on-track guests, including those in the infield and guests along the entire front side of the racetrack. The facility also has permanent lighting to accommodate night races. We have a saddling paddock and our stable area has barns sufficient to accommodate 1,400 horses and a 114-room dormitory for backside personnel. We have a state-of-the-art equine medical center and quarantine barns on the backside area of Churchill Downs Racetrack which reinforces our ongoing commitment to equine safety and supports our long-term international growth strategy. The Churchill Downs Racetrack facility also includes a simulcast wagering area. We also own 83 acres of land at our auxiliary training facility, which is five miles from Churchill Downs Racetrack.
In 2002, we transferred title of the Churchill Downs Racetrack facility to the City of Louisville, Kentucky and entered into a 30-year lease for the facility as part of the financing of improvements to the Churchill Downs Racetrack facility. We can reacquire the facility at any time for $1.00 subject to the terms of the lease.
Since 2021, we have completed several major multi-year capital investments at Churchill Downs Racetrack: The Homestretch Club, the First Turn Club, the Jockey Club Suites renovation, the Paddock Project, and the Starting Gate Pavilion and Courtyard. These investments transformed key areas of Churchill Downs Racetrack that enhance the experience for our guests.
The Starting Gate Pavilion and Courtyard was completed for the 151st running of the Kentucky Derby. The renovations transformed existing outdoor aluminum bleachers into updated seating options including covered and uncovered stadium-style seats as well as rail boxes along the dirt track’s outer rail that offer a "trackside" seating experience where guests can watch horses break from the Kentucky Derby Starting Gate. The renovations created a more upscale social environment by converting the existing second-floor amenity area into a covered outdoor garden environment with new concessions, bars and wagering windows.
The Company is investing up to $30 million to renovate the existing Finish Line Suites and The Mansion to enhance the existing areas and provide improved amenities for the 152nd Kentucky Derby in May 2026. The Company is also investing $280-$300 million to build a new building on the first turn of the Churchill Downs Racetrack between the First Turn Club and the Skye Terrace. The Company anticipates construction of this new building will begin following the 2026 Kentucky Derby and will be completed by the 2028 Kentucky Derby.
Historical Racing Entertainment Venues
The following table summarizes key information regarding our current historical racing entertainment venues:

Location	Property	Floor Space (Sq. ft.)	Historical Racing Machines ("HRMs")	Retail Sportsbook(a)
Kentucky
Louisville	Derby City Gaming & Hotel	55,000	1,270	✓
Louisville	Derby City Gaming Downtown	43,000	450	✓
Northern	Turfway Park	45,000	810	✓
Northern	Newport	23,000	460	✓
Southwestern	Oak Grove	55,000	1,240	✓
Southwestern	Marshall Yards	9,000	225	✓
Western	Ellis Park	40,000	300	✓
Western	Owensboro	30,000	600	✓

Virginia
Central	Colonial Downs / Rosie's New Kent	21,000	490	N/A
Central	Rosie's Richmond	55,000	1,200	N/A
Central	Roseshire / Henrico	7,000	175	N/A
Northern	The Rose	58,000	1,610	N/A
Southern	Rosie's Hampton	38,000	700	N/A
Southern	Rosie's Emporia	22,000	150	N/A
Southern	Rosie's Collinsville	2,000	40	N/A
Western	Rosie's Vinton	33,000	470	N/A

New Hampshire
Salem	Chasers	4,000	N/A	N/A

Total		540,000	10,190
(a) The Company's retail sports betting business is included in the Wagering Services and Solutions segment.
Kentucky
Louisville
Derby City Gaming & Hotel ("Derby City Gaming") opened in September 2018 in Louisville, Kentucky. Derby City Gaming is a state-of-the-art HRM facility located at the Churchill Downs Racetrack auxiliary training facility and has a center bar with large format televisions, two food venues, an open-air gaming patio, and a retail sportsbook.
Derby City Gaming was expanded in the second quarter of 2023. The expansion included a 123-room hotel, a VIP gaming area, a sports bar, a stage for live entertainment, and an upscale restaurant and bar.

Derby City Gaming Downtown ("DCG Downtown") opened in December 2023 in downtown Louisville, Kentucky. DCG Downtown has a gaming area, a main-level sports bar with a stage for live entertainment, a premium bourbon bar, an elegant wine lounge for guests, including locals, tourists, and convention attendees, and a retail sportsbook.
Northern Kentucky
Newport Racing & Gaming ("Newport") opened in October 2020 and is located within three miles of Cincinnati, Ohio. Newport is an HRM entertainment venue that includes a simulcast area, food and beverage offerings, and a retail sportsbook.
Turfway Park Racing & Gaming ("Turfway Park") opened in September 2022 in Northern Kentucky. Turfway Park is a state-of-the-art live thoroughbred racing and HRM entertainment venue with an event center, food and beverage offerings, and a retail sportsbook.
Southwestern Kentucky
Oak Grove Racing, Gaming & Hotel ("Oak Grove") opened in 2020 and is located approximately one-hour north of Nashville, Tennessee. Oak Grove is a premier live harness racing and HRM entertainment venue with a 151-room hotel, an event center, an amphitheater, recreational vehicle park, equestrian center, a retail sportsbook and a simulcast wagering area.
Marshall Yards Racing & Gaming ("Marshall Yards") held its grand opening on February 25, 2026 in Calvert City, Kentucky. The new state-of-the-art HRM entertainment venue has 225 HRMs, food and beverage offerings, a retail sportsbook, and a simulcast wagering area.
Western Kentucky
Ellis Park Racing & Gaming ("Ellis Park") was acquired by the Company in September 2022 and is located five miles from Evansville, Indiana. Ellis Park is a live thoroughbred racing and HRM entertainment venue with food and beverage offerings, a retail sportsbook, and a simulcast wagering area.
Owensboro Racing & Gaming ("Owensboro") opened in February 2025 in Owensboro, Kentucky with 600 HRMs, food and beverage offerings, a retail sportsbook, and a simulcast wagering area.
Virginia
Northern Virginia
The Rose Gaming Resort ("The Rose") in Dumfries, Virginia was opened by the Company in November 2024 with 1,650 HRMs, a 102-room hotel, eight food and beverage offerings, and a simulcast wagering area. The Company consolidated the Dumfries HRM venue in Dumfries, Virginia into The Rose in August 2025.
Central Virginia
Rosie’s Richmond in Richmond, Virginia was opened in June 2019 and acquired by the Company in November 2022. Rosie's Richmond was expanded in 2025 and now features 1,200 HRMs, food and beverage offerings, a center bar, and a simulcast wagering area.
Colonial Downs Racetrack ("Colonial Downs") in New Kent, Virginia was opened in June 2019 and acquired by the Company in November 2022. Colonial Downs has a dirt track, the widest turf track oval in North America, food and beverage offerings, a simulcast wagering area, and one off-track betting facility ("OTB"). Colonial Downs conducts approximately 30 - 40 live race days each year with plans to increase up to 50 live race days per year. The Company created the Virginia Derby in March of each year as a qualifying race to the Kentucky Derby.
Roseshire Gaming Parlor ("Roseshire") in Henrico County, Virginia was opened by the Company in September 2025 with 175 HRMs, food and beverage offerings, and a simulcast wagering area.
Southern Virginia
Rosie’s Hampton in Hampton, Virginia was opened in October 2019 and acquired by the Company in November 2022 and features 700 HRMs, food and beverage offerings, and a simulcast wagering area.
Rosie's Emporia in Emporia, Virginia was opened in September 2023 with 150 HRMs, food and beverage offerings, and a simulcast wagering area.
Rosie's Collinsville in Collinsville, Virginia was opened in July 2021 and acquired by the Company in November 2022 and features approximately 40 HRMs and a simulcast wagering area.
Western Virginia
Rosie’s Vinton in Vinton, Virginia was opened in May 2019 and acquired by the Company in November 2022 and features 470 HRMs, food and beverage offerings, and a simulcast wagering area.

New Hampshire
The Company acquired 90% of the outstanding equity interests related to Casino Salem in Salem, New Hampshire in August 2025. The Company announced in January 2026 that Casino Salem will be redeveloped as Rockingham Grand Casino ("Rockingham"). Rockingham will occupy a 160,000 square-foot facility at Rockingham Mall. The venue will feature 825 historical racing machines, 32 table games, 12 electronic table game seats, a 900-seat live entertainment venue, food and beverage offerings, including a center bar and full-service sports bar and restaurant. The Company plans to open Rockingham in mid-2027 with an expected capital investment of $180-200 million.
Chasers Poker Room ("Chasers") in Salem, New Hampshire was acquired in 2022. Chasers is a charitable gaming facility that offers poker and a variety of table games.
Wagering Services and Solutions
The Wagering Services and Solutions segment includes the revenue and expenses from TwinSpires, United Tote Company ("United Tote"), Exacta Systems, LLC ("Exacta"), and sports betting.
TwinSpires
TwinSpires is an advance deposit wagering ("ADW") business that operates the online horse racing wagering business for TwinSpires.com, BetAmerica.com, and other white-label platforms, facilitates high dollar wagering by certain customers, and provides the Bloodstock Research Information Services platform for horse racing statistical data. TwinSpires is one of the largest and most profitable legal online horse racing wagering platforms in the U.S. TwinSpires is headquartered in Louisville, Kentucky. TwinSpires accepts pari-mutuel wagers through ADW from customers residing in certain states who establish and fund an account from which these customers may place wagers via telephone, mobile applications, or through the Internet. This business is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon and holds licenses from various other states where applicable. This business also offers customers streaming video of live horse races, replays, and an assortment of racing and handicapping information. BetAmerica.com is an online wagering business licensed under TwinSpires that offers wagering on horse racing throughout the U.S. We also provide technology services to third parties, including FanDuel and DraftKings, and we earn commissions from white label ADW products and services. Under these arrangements, we typically provide an ADW platform and related operational services while the third-party typically provides the brand, marketing, and limited customer functions.
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
Exacta
Exacta was acquired by the Company in August 2023. Exacta is a leading provider of central determinant system technology in HRMs across the country. Exacta's system architecture supports multiple game vendors and virtually unlimited math modeling capabilities on a single central determinant system enabling Exacta to deliver a diverse gaming library to Company owned and third-party HRM entertainment venues in Virginia, Kentucky, Wyoming, New Hampshire, Kansas, and Alabama. Exacta is also expanding internationally.
Sports Betting
Our sports betting business includes the results of our retail sportsbooks at our wholly owned properties and online sports betting through third parties. We have executed strategic third-party market access agreements with Bet365 in Pennsylvania, Golden Nugget in Indiana, and with various market access partners in Kentucky.
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

The following table summarizes key information regarding our gaming properties:

State	Property	Acres	Casino Space (Sq. ft.)	Slots and Video Lottery Terminals(a)	Table Games	Hotel Rooms	Retail Sportsbook(b)
Wholly owned
Florida	Calder Casino	54	53,000	1,070	6	N/A	N/A
Indiana	Terre Haute Casino Resort	48	36,000	1,040	38	122	✓
Iowa	Hard Rock Iowa	15	37,000	680	16	54	✓
Louisiana	Fair Grounds Race Course and Slots and Video Services LLC	145	33,000	1,540	N/A	N/A	✓
Maine	Oxford Casino and Hotel	97	40,000	955	22	107	✓
Maryland	Ocean Downs Casino and Racetrack	167	70,000	900	19	N/A	✓
Mississippi	Harlow's Casino Resort and Spa	85	33,000	660	13	105	✓
Mississippi	Riverwalk Casino Hotel	22	25,000	560	11	76	✓
New York	del Lago Resort and Casino	83	99,000	1,665	80	205	✓
Pennsylvania	Presque Isle Downs and Casino	270	61,000	1,525	31	N/A	✓

Equity Investments
Illinois	Rivers Casino Des Plaines	21	78,000	1,510	120	N/A	✓
Ohio	Miami Valley Gaming and Racing	120	81,000	2,230	N/A	N/A	✓
	Total		646,000	14,335	356	669
(a) Includes video poker machines at Fair Grounds Race Course and Slots and Video Services LLC.
(b) The Company's retail sports betting business at its wholly owned properties is included in the Wagering Services and Solutions segment.
Wholly owned gaming properties
Florida
Calder Casino ("Calder") in Miami Gardens, Florida is located near Hard Rock Stadium, home of the Miami Dolphins. Calder is a gaming facility with food and beverage offerings and an entertainment venue. Calder is located on 54 acres of land, and the Company may sell 15-20 acres of this land in the future for retail development.
Indiana
The Terre Haute Casino Resort ("Terre Haute") was opened by the Company in April 2024 and a hotel was opened by the Company in May 2024 in Terre Haute, Indiana. Terre Haute is a gaming facility with food and beverage offerings and a retail sportsbook.
Iowa
Hard Rock Hotel and Casino in Sioux City, Iowa ("Hard Rock Iowa") was acquired in November 2022 and is a gaming facility with a hotel, food and beverage offerings, entertainment venues, and a retail sportsbook.
Louisiana
Fair Grounds Race Course & Slots ("Fair Grounds") in New Orleans, Louisiana is a gaming facility and racecourse with food and beverage offerings, a simulcast wagering area, dirt and turf track, and stabling area. Fair Grounds conducts approximately 75 live racing days each year. The facility includes clubhouse and grandstand seating for approximately 5,000 guests, a general admissions area, food and beverage offerings, and a retail sportsbook. The stable area consists of barns that can accommodate approximately 1,900 horses and living quarters for approximately 130 people. Fair Grounds also owns and operates 13 OTBs. Video Services LLC ("VSI") is the owner and operator of video poker machines in all 13 of those OTBs in Louisiana.

Maine
Oxford Casino and Hotel in Oxford, Maine is a gaming facility with a hotel, food and beverage offerings, and a retail sportsbook.
Maryland
Ocean Downs Casino and Racetrack ("Ocean Downs") in Berlin, Maryland is a gaming facility with food and beverage offerings, a retail sportsbook, and a racetrack that conducts approximately 45 live harness racing days each year.
Mississippi
Harlow’s Casino Resort and Spa in Greenville, Mississippi is a gaming facility with a hotel, food and beverage offerings, and a retail sportsbook.
Riverwalk Casino Hotel in Vicksburg, Mississippi is a gaming facility with a hotel, food and beverage offerings, and a retail sportsbook.
New York
Del Lago Resort and Casino ("del Lago") in Waterloo, New York was acquired by the Company in November 2022. Del Lago is a gaming facility with a hotel, food and beverage offerings, and a retail sportsbook.
Pennsylvania
Presque Isle Downs and Casino ("Presque Isle") in Erie, Pennsylvania is a gaming facility with food and beverage options, an entertainment venue, a retail sportsbook, and thoroughbred racetrack that conducts approximately 80 live racing days each year.
Equity Investments
Illinois
The Company has a 61.3% equity ownership in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Casino Des Plaines ("Rivers Des Plaines"). Rivers Des Plaines in Des Plaines, Illinois is a gaming facility with food and beverage offerings, a ballroom for private events and live entertainment, and a retail sportsbook.
Ohio
The Company has a 50% equity investment in Miami Valley Gaming and Racing ("MVG"). MVG is located just north of Cincinnati, Ohio and is a gaming entertainment venue with a harness racetrack, food and beverage offerings, a simulcast wagering area, and a retail sportsbook.
All Other
All Other includes our captive insurance company and certain corporate operations.
Corporate
Corporate includes miscellaneous and other revenue, compensation expense, professional fees, and other general and administrative expense not allocated to our segments.
Competition
Overview
We operate in a highly competitive industry. The industry faces competition for discretionary consumer spending from a variety of sources, including spectator sports, sports wagering, and other entertainment and gaming options.
Legalized gambling is currently permitted in various forms in many states in the U.S. Additional states in the U.S. could legalize gambling in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing or gaming operations, such gaming operations could have a material adverse impact on our business.
Live and Historical Racing
In 2025, approximately 29,000 thoroughbred horse races were conducted in the U.S., which was down 4.7% compared to 2024. As a racetrack operator, we compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing, and purse sizes. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. In recent years, competition has increased as more states legalize gaming and allow slot machines at racetracks with mandatory purse contributions. Our HRM entertainment venues in Kentucky, Virginia, and New Hampshire compete with regional casinos in the area and other forms of legal and illegal gaming.
Wagering Services and Solutions
TwinSpires
TwinSpires competes with other ADW businesses for both customers and racing content, as well as brick-and-mortar racetracks, casinos, OTBs, and other forms of legal and illegal sports betting.
Exacta
Exacta competes with HRM and other central determinant systems providers for casino and racino operations.
Sports Betting
Our retail sports betting business competes for customers with retail, mobile, and online offerings from commercial brick-and-mortar casinos and racetracks. We also compete with daily fantasy sports gaming companies that are expanding into mobile and online sports betting and iGaming, international sports betting businesses looking to expand into the U.S. market, and other forms of legal and illegal sports betting and iGaming operations.
Gaming
Our Gaming properties operate in highly competitive environments. Our brick-and-mortar casinos compete with traditional and Native American casinos, VLTs, state sponsored lotteries, online gambling, and other forms of legalized and illegal gaming in the U.S. and other jurisdictions.
Human Capital - Our People
We believe our people are essential to our operations and fundamental to the long-term success of our Company.
As of December 31, 2025, we had approximately 9,000 team members, including approximately 6,600 that are full-time. We also have seasonal employees primarily in the second quarter, coinciding with the Kentucky Derby.
As of the same date, approximately 840 of the Company's full-time team members were covered by 11 collective bargaining agreements. We have not experienced any material operational disruptions due to labor disputes.
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
Compensation, Benefits, Safety and Wellness
We strive to offer competitive salaries and wages and provide comprehensive health and retirement benefits, as well as voluntary benefits and paid time-off programs to eligible team members.
We also provide supplementary benefits aimed at promoting physical, emotional, and financial well-being. The safety of our team members, customers, and community remains a top priority, and we have established safety programs across all our properties.
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
On February 23, 2024, the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horseracing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horseracing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horseracing is unconstitutional. The summary judgment was entered on March 18, 2024, and the Company, along with other interested parties including the Louisiana Racing Commission, filed a joint motion for a suspensive appeal on March 26, 2024. The suspensive appeal allowed the continued operation of HHR during the pendency of the appeal before the Louisiana Supreme Court. The Louisiana Supreme Court issued an opinion on March 21, 2025 affirming the ruling of the District Court, which stated the 2021 HHR Act is unconstitutional, and that before historical horse racing is licensed or permitted to be conducted in a parish it first requires a voter referendum in the applicable parish. The Louisiana Supreme Court denied the Company's Application for Rehearing on May 8, 2025. The opinion became final and enforceable as of this date, at which time the Company discontinued its HRM operations in Louisiana and moved the HRMs in the Louisiana OTBs to other HRM venues, primarily located in Virginia. The reduction in revenues resulting from the removal of the HRMs from our OTBs in Louisiana has negatively impacted the comparability of the 2025 Louisiana results to the prior year. The results of the HRMs in Louisiana operations were reported in our Gaming segment.
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
Exacta holds licenses in several jurisdictions to provide HRM technology to facilities that operate HRMs. Changes in legislation or regulation in these jurisdictions to enable other forms of gaming could adversely impact our Exacta business.
Sports Betting and iGaming Regulations and Potential Legislative Changes
In May 2018, the United States Supreme Court struck down the 1992 Professional and Amateur Sports Protection Act, which had effectively banned sports wagering in most states. Removal of the ban gave states the authority to authorize sports wagering. Sports betting has been authorized and is operational in thirty-nine states and the District of Columbia as of December 31, 2025. Each state has different structures for the number of allowable industry participants, license fees, taxes, and other operational requirements and some states have recently passed legislature to increase taxes related to sports betting.
As of December 31, 2025, the Company and the entities in which it holds investments are operational in eleven states for retail sports betting.
As of December 31, 2025, iGaming is authorized and operational in seven states including Pennsylvania, Michigan, Connecticut, New Jersey, West Virginia, Delaware, and Rhode Island. Maine authorized iGaming in January 2026; however, it is unclear when iGaming will be operational in Maine. Other states have iGaming bills proposed in their jurisdictions. If iGaming is authorized and becomes operational in any of the states where we have brick-and-mortar casinos or HRM venues, it could have an adverse impact on our business.

Prediction markets are an emerging category of event-based contracts that allow participants to take positions on the outcome of future events, including sporting events, and are currently subject to regulation by the Commodity Futures Trading Commission. However, a number of states and state regulators have taken the position that certain prediction market contracts, particularly those based on sporting events, are subject to state gambling and gaming laws. Related litigation and regulatory proceedings are ongoing.
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
Gaming authorities may investigate any subsidiary engaged in gaming operations and may investigate any individual who has a material relationship to or material involvement with any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors, and certain key employees must file applications with the gaming authorities and may be required to be licensed, qualify, or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause that they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to gaming authorities. Gaming authorities can deny a license, qualification, or finding of suitability and have jurisdiction to disapprove a change in a corporate position.
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
License Fees and Gaming Taxes
We pay substantial license fees and taxes in many jurisdictions in connection with our gaming operations which are computed in various ways depending on the type of gambling or activity involved. Depending upon the fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as a percentage of the gaming revenue received; the number of gambling devices and table games operated; or a one-time fee payable upon the initial receipt of license and fees in connection with the renewal of license. In some jurisdictions, casino tax rates are graduated such that the tax rates increase as gaming revenue increases. Tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse impact on our gaming operations.
Operational Requirements
In most jurisdictions, we are subject to certain requirements and restrictions on how we must conduct our gaming operations. Our ability to conduct certain types of games, introduce new games, reduce the number of games, or move existing games within our facilities may be restricted or subject to regulatory review and approval. Some of our operations are subject to restrictions on the number of gaming positions we may have, the maximum wagers allowed to be placed by our customers, and restrictions on the hours of operation. In certain states, we are required to give preference to local suppliers and include minority and women-owned businesses and organized labor in construction projects to the maximum extent practicable. We may be required to give employment preference to minorities, women, and in-state residents in certain jurisdictions.
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
Economic and External Risks
Our business could be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, public health threats, and civil unrest
Our operating results depend, in large part, on revenues derived from customers visiting our casinos and racetracks, which is subject to the occurrence and threat of extraordinary events that may discourage attendance or expose us to substantial liability. Terrorist activity, including acts of domestic terrorism, civil unrest, or other actions that discourage attendance at other locations, or even the threat of such activity, including public concerns regarding air travel, military actions, safety, and additional national or local catastrophic incidents, could result in reduced attendance at Churchill Downs Racetrack and at our other locations. A major epidemic or pandemic, outbreak of a contagious equine or human disease, or the threat of such an event (as well as measures implemented to address such events or risks), could also adversely affect attendance and could impact the supply chain for our major construction projects resulting in higher costs and delays of the projects. For example, the COVID-19 global pandemic resulted in the temporary suspension of operations of all our wholly owned gaming properties, certain wholly owned racing operations, and two gaming properties related to our equity investments. While we are constantly evaluating our security precautions to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances of avoiding potential liabilities.
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
Our business may be subject to fluctuations due to seasonality and inclement weather that could result in volatility and have an adverse effect on our operating results
Unfavorable weather conditions, including extremely high and low temperatures, heavy rains and snow, high winds, storms, tornadoes, and hurricanes, have caused and may in the future cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Inclement weather conditions may deter or prevent customers from reaching our facilities, including our gaming and HRM venues. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land, and air temperatures, as well as sea levels, rain, and snow could result in increased occurrence and severity of adverse weather events. Our operations are subject to reduced patronage, disruptions, or complete cessation of operations due to weather conditions, natural disasters, and other casualties. The occurrence or threat of any such extraordinary event at our locations, particularly at Churchill Downs Racetrack during Kentucky Derby and Oaks week, could have a material negative effect on our business and results of operations.

Due to the nature of our business, we are subject to taxation in several jurisdictions and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations
We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial, and local income taxes and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws or in the administration of laws affecting the horse racing, online wagering, and casino industries. Many states and municipalities are experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. We are subject to tax in multiple U.S. tax jurisdictions and judgment is required in determining our provision for income taxes, deferred tax assets or liabilities, and in evaluating our tax positions. It is not possible to determine the likelihood, extent or impact of any future changes in tax laws or fees, or changes in the administration of such laws; however, if enacted, such changes could have a material adverse impact on our business.
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
Other factors that could influence our reputation include the quality of the services we offer and public perception of our actions regarding social issues such as diversity, human rights, and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our properties, or our industries, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our company to operate in host communities, employee retention, or recruiting difficulties or other difficulties.
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

Our Company faces significant competition, and we expect competition levels to increase
We face an increasingly high degree of competition among many participants operating from physical locations including land-based casinos, destination casinos, Native American gaming, riverboat casinos and other gaming locations including video lottery, gaming at taverns, truck stops, gas stations and other establishments, historical horse racing venues, sweepstakes and poker machines not located in casinos, and charitable gaming. We also face an increasingly high degree of competition from online or mobile platforms, including iGaming; sports betting; i-lotteries; prediction markets; and fantasy sports. Competition from online or mobile platforms could divert customers from our properties and thus adversely affect our financial condition, results of operations, and cash flows. Currently, several states are considering legislative proposals that would legalize sports betting and, in some cases, internet poker and other forms of iGaming. Expansion of land-based gaming or iGaming in the markets in which we operate brick-and-mortar casinos or racing venues could have an adverse impact on our financial condition, results of operations, and cash flows.
Legalized gaming is currently permitted in various forms throughout the U.S. including on Native American lands. Certain states, including states adjacent to states in which we currently have properties, have recently legalized, implemented, and expanded gaming. Established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in the states that we operate in or the states that are adjacent to or near our existing properties. New, relocated, or expanded gaming operations maintained by other industry participants could increase competition for our operations and could have a material adverse impact on us.
Our operations also face competition from other leisure and entertainment activities.
Our Churchill Downs Racetrack and the Kentucky Derby may be adversely affected by changes in consumer preferences, attendance, wagering, and sponsorships
Our Churchill Downs Racetrack is dependent upon the number of people attending and wagering on live horse races. If interest in horse racing is lower in the future, it may have a negative impact on revenue and profitability in our Live and Historical Racing segment. Accidents and adverse events that may occur at our racetrack and any reputational damage as a result may negatively impact attendance at and wagering on our live horse races. If attendance at and wagering on live horse racing declines, it could have a material adverse impact on our business.
The number and level of sponsorships are important to the success of the Kentucky Derby. If we are unable to retain sponsors, acquire new sponsors, and compete for sponsorships and advertising dollars, it could have a material adverse impact on our business, including by significantly reducing revenue and harming the long-term scale and prestige of the event.
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
The concentration and evolution of the slot machine and HRM manufacturing industry or other technological conditions could impose additional costs on us
A significant amount of our revenue is attributable to slot, HRM, VLTs, and video poker machines operated by us at our properties, and there are a limited number of slot machine and HRM manufacturers servicing the industry. A substantial majority of the slot and HRM machines sold in the U.S. are manufactured by a few select companies. We rely on a limited number of vendors to provide video poker, slot and HRM machines and any loss of equipment suppliers could impact our operations.
Availability of the most popular games may also be limited by the manufacturer. If we are unable to maintain availability of the most popular games, it could impact our ability to attract and retain customers.
The prices of new machines may escalate, and manufacturers could refuse to sell us machines featuring the most popular games, instead requiring participating lease arrangements to acquire the machines. Such agreements may be substantially more expensive over the long term than the cost of purchasing a new machine.
We rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology is an additional risk.
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

Operational Risks
Our business is subject to cybersecurity risk, including the risk of data privacy and cybersecurity breaches or attacks on our or our third-party service providers' IT systems. Loss or misuse of our confidential information because of such a breach, including customers’ personal information, or IT system operational disruptions, could lead to government enforcement actions or other litigation, potential liability, or otherwise harm our business
We receive, process, store, and use personal information and other confidential information in our daily business operations, including by maintaining and transmitting customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists, and reservations information. Our processing of such personal information is subject to extensive requirements and regulation by private groups, such as the payment card industry or through contracts, as well as by governmental authorities, including privacy, consumer protection, financial and gaming authorities.
There are numerous federal, state, and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data, and such privacy laws and regulations continue to evolve. All U.S. states have passed laws requiring notification to individuals when there is a security breach that compromises certain personal data, and other federal and state laws and regulations require reasonable or certain minimum information security standards that are often vaguely defined and may be difficult to implement. Moreover, an increasing number of states have passed broad consumer privacy laws, such as the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020 and provided California consumers greater control of the information collected, stored, and sold. Further amendments and regulations to the CCPA enhanced consumer privacy rights and increased administrative obligations on business’ privacy programs. The CCPA provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information was breached because of a business’s violation of its duty to reasonably secure such information. Since 2018, several states have passed or are considering similar legislation. The costs of compliance with the U.S. privacy regime may increase because of changes in interpretation or changes in law, including as additional states passed similar or potentially conflicting laws. Any failure on our part to comply with these laws or our privacy policies may subject us to significant liabilities, including governmental enforcement actions or litigation.
We regularly identify, defend against, and recover from cybersecurity incidents, and have suffered cyber-attacks in the past. While these attacks have not had a material impact on the Company to date, we and/or our third-party service providers may continue to experience cyber-attacks, and such attacks could have an adverse impact on our business in the future. Our systems and processes that are designed to protect personal information and prevent data loss, operational disruption or other cybersecurity incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or joint venture partner, may not be successful. Interruptions in our services or a breach of a customer’s secure data could cause current or potential users to believe that our systems are insecure or unreliable, which could permanently harm our reputation and brand. These interruptions could also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our casinos. Such incidents could give rise to remediation costs, monetary fines, and other penalties, or other business losses which could be significant. We attempt to protect against this risk with our property and business interruption insurance, which covers damage or interruption of our systems, although there is no assurance that such insurance will be adequate to cover all potential losses.
Third parties we work with, such as vendors, may violate applicable laws, their contractual commitments or our privacy and information security policies, and such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We are also subject to payment card association rules and obligations under each association’s contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
Security breaches, computer malware, computer hacking attacks and software or IT system vulnerabilities have become more prevalent in our industry, and hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks. Many companies, including ours, have been the targets of such attacks. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Any security breach, either caused by intentional hacking or human error, which results in unauthorized access to information or systems, or malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could harm our business. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific cybersecurity incident, any failure to maintain performance, reliability, security, and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

The costs to mitigate and manage the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our containment or remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential suppliers or customers. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results or operations. We have insurance coverage for protection against cyber-attacks, which is designed to cover expenses around notification, credit monitoring, investigation, crisis management, public relations, and legal advice. This insurance coverage may not be sufficient to cover all possible claims, and we could suffer losses that could have a material adverse effect on our business.
Our operations rely heavily on technology services, and catastrophic events, system failures, errors, defects, or disruptions with respect to these technology services could cause a significant and continued disruption to our operations
We rely on information technology and other systems to manage our business and our operations rely heavily on technology services. Our online wagering, HRM and brick-and-mortar casino businesses depend upon our communications hardware and our computer hardware.
Catastrophic events, system failures, errors, defects, or disruptions with respect to our technology or technology services could cause a significant and continued disruption to our operations.
A disruption or failure in our technology or technology systems in the event of a cybersecurity incident, major earthquake, weather event, terrorist attack, or other catastrophic event could interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in the affected areas.
Security incidents could expose the Company to a risk of loss or misuse of confidential information, litigation, regulatory enforcement, and potential liability. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of our technology systems could impact our operations. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws or contractual obligations, damage our reputation, subject us to litigation, cause a loss of customers or give rise to remediation costs, monetary fines, and other penalties, which could be significant.
Our systems also remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, hardware or software error, computer viruses, and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our websites and our services could result in an immediate, and possibly substantial, loss of revenue.
We may from time to time implement new technology or technology systems. Any disruption, failure, or errors related to the implementation of new technology or technology systems could adversely affect our operations, internal control over financial reporting, or ability to meet regulatory and reporting requirements. System implementations are complex, costly, and time-consuming, and involve significant changes to business processes, internal controls, and the information technology environment.
We may not be able to identify and / or complete acquisitions, divestitures, development of new venues or the expansion of existing facilities on time, on budget or as planned and we may experience difficulty in integrating acquisitions or transitioning divested assets to a third-party
We pursue acquisitions to grow our business, and we pursue divestitures based on our long-term strategy.
We face challenges in identifying and completing acquisitions or other development or expansion projects that fit with our strategic objectives. These projects require significant capital commitments and the incurrence of additional debt. These projects also have risks associated with managing and integrating the acquisition.
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
We also face challenges in completing divestiture opportunities that fit with our strategic objectives. These projects also have risks associated with managing and transitioning divested assets to a third-party, including the risk that we are required to retain certain liabilities associated with divested assets.
The acquisition or divestiture of businesses may also be delayed by external factors beyond our control including federal, state, and local issues.
The costs of integrating businesses we acquire or managing and transitioning divested assets to a third-party could significantly impact our short-term operating results. These costs may include the following:
•restructuring charges,
•non-recurring transaction costs, including accounting and legal fees, investment banking fees, and recognition of transaction-related costs or liabilities, and
•costs of implementing or transitioning financial and management controls and operating, administrative and information systems.
The impact of these risks may cause us to not realize the intended benefits of these capital investments or divestitures which could have a material adverse impact on our business.
The development of new venues and the expansion or renovation of existing facilities requires significant investment and is susceptible to delays, cost overruns, and other uncertainties
We may decide to build out or renovate areas at Churchill Downs Racetrack or develop and build HRM entertainment venues, casinos, hotels, other gaming venues, or racetracks in response to opportunities that may arise. For example, we've announced multi-year capital investments to transform key areas of Churchill Downs Racetrack, as well as other capital investments in HRM entertainment venues. Future development projects may require significant capital commitments and the incurrence of additional debt, which could have a material adverse impact on our business. Supply chain disruptions and inflationary pressure related to these projects could lead to delays and higher project costs.
The impact of these risks may cause us to not realize the intended benefits of these investments.
Ownership and development of our owned and leased real estate is subject to risk, including risks related to environmental liabilities
We own and lease extensive real estate holdings. All real estate investments are subject to risks including the following: general economic conditions, such as the availability and cost of financing; local and national real estate conditions; governmental regulation, including taxation of property, environmental legislation; and the attractiveness of properties to potential purchasers or tenants. Significant expenditures, including property taxes, debt repayments, maintenance costs, insurance costs, and related charges, must be made throughout the period of ownership or leasing of real property. Such expenditures may negatively impact our operating results.
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
We are subject to payment-related risks, such as risk associated with the fraudulent use of credit or debit cards which could have adverse effects on our business due to chargebacks from customers
We allow funding and payments to accounts using a variety of methods, including electronic funds transfer ("EFT") and credit and debit cards. As we continue to introduce new funding or payment options to our players, we may be subject to additional regulatory and compliance requirements. We also may be subject to the risk of fraudulent use of credit or debit cards, or other funding and/or payment options. For certain funding or payment options, including credit and debit cards, we may pay interchange and other fees which may increase over time and, therefore, raise operating costs and reduce profitability. We rely on third parties to provide payment-processing services, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to rules and requirements governing EFT which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees or possibly lose our ability to accept credit or debit cards, or other forms of payment from customers which could have a material adverse impact on our business.
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
Work stoppages and other labor problems could negatively impact our properties and limit our operational flexibility
Some of our employees are represented by labor unions. A strike or other work stoppage at one of our properties could have an adverse impact on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. We may experience additional union activity in the future. Any such union organization efforts could cause disruptions in our business and result in significant costs.
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
Our operations are highly regulated and changes in the regulatory environment could adversely affect our business
We conduct live and historical pari-mutuel wagering, online pari-mutuel wagering through ADWs, casino gaming, and sports betting operations, which are subject to extensive state and for some local regulation. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules, and regulations, limit, condition, suspend, fail to renew, or revoke a license or registration to conduct our operations or prevent another person from owning an equity interest in the Company. Gambling and gaming laws are frequently changing, and regulatory burdens can directly impact our profitability and growth plans.
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
Our Live and Historical Racing segment is subject to extensive state and local regulation, and we depend on continued state approval of legalized pari-mutuel wagering in states where we operate. Our wagering and racing (including HRM) facilities must meet the licensing requirements of various regulatory authorities. We may be unable to maintain our existing licenses. The failure to obtain such licenses in the future or the loss of or material change in our business licenses, registrations, permits, or approvals may materially limit the number of races we conduct or our racing operations and the number and types of HRMs at our properties.

Regulatory authorities also have input into important aspects of our operations, including hours of operation and location or relocation of a facility. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating pari-mutuel laws or regulations.
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
As a result of these covenants, we are limited in the way we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
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
If an event of default requires us to repay borrowings before their due date, we may be forced to refinance these borrowings on less favorable terms or may be unable to refinance these borrowing. As a result, our results of operations and financial condition could be adversely affected.

We have pledged a significant portion of our assets as collateral under our debt facilities. If any of these lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness, and our lenders could exercise their rights against the collateral we have granted them.
Increases to interest rates, access or disruptions in the credit markets, or changes to our credit ratings may adversely affect our business.
While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, interest rate increases, disruption in the credit markets, or changes to our credit ratings could negatively impact the availability or cost of funding.
During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. We are exposed to increases in interest rates on our variable-rate borrowings, which consist of borrowings under our credit facility and our term loans. Therefore, interest rate increases, due to inflation or otherwise, could increase our interest expense under these variable-rate facilities in the short-term and increase our financing costs as we refinance our existing variable-rate and fixed-rate long-term borrowings in the long term, or we could incur additional interest expense related to the issuance of incremental debt. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, negatively impact our ability to maintain compliance with the financial covenants in our Credit Agreement, or increase the cost of financing our acquisition, investment, and development activity.
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
Flooding, blizzards, windstorms, earthquakes, hurricanes, or other weather conditions could adversely affect our casino and horse racing locations. We maintain insurance coverage that may cover certain costs that we incur because of natural disasters, which coverage is subject to deductibles, exclusions, and limits on maximum benefits. We may not be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if our operations are disrupted or face prolonged closure because of weather conditions in the future, or if weather conditions adversely impact general economic or other conditions in the areas in which our properties are located or from which we draw our patrons, the disruption could have a material adverse impact on our business.
We have "all risk" property insurance coverage for our operating properties which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism). Our level of property insurance coverage, which is subject to policy maximum limits and certain exclusions, may not be adequate to cover all losses in the event of a major casualty and certain casualty events may not be covered at all under our policies. Therefore, certain casualty events could expose us to substantial uninsured losses. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payment of our obligations.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
We maintain a comprehensive process for detecting, assessing, and managing material risks from cybersecurity threats as part of our overall enterprise risk management system and processes. Our Chief Technology Officer ("CTO") oversees our Chief Information Security Officer ("CISO") and a dedicated team of information security professionals who are responsible for our cybersecurity risk management program. Our CISO oversees our information security professionals’ efforts to prevent, detect, mitigate, and remediate cybersecurity and other emerging technology risks and incidents and the efforts for assessing and managing our material risks from cybersecurity threats. Our cybersecurity and risk management program includes technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools, and related services from third-party providers. Our CISO has over twenty years of extensive experience in information technology and security.
Our cybersecurity risk management program is informed in part by the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not mean that we meet any particular technical standards, specifications, or requirements of the NIST CSF. We routinely engage consultants and other third parties to assist with our cybersecurity risk management, including third-party penetration tests of our various information technology environments and certain assessments from time to time to assist us in evaluating our program against various industry or best practice standards. Our cybersecurity risk management program includes certain components to assist in managing third-party risk. For example, we require contracts with certain third-party vendors that have access to confidential data or key systems to include certain minimum data protection and notification requirements, where applicable. We also carry cybersecurity insurance with coverage for costs associated with a cybersecurity incident.
We have established an incident response plan to address and guide our employees and management on our response to a cybersecurity incident. The Company has two management committees that assist with cybersecurity incidents and cybersecurity and privacy risk management. These committees consist of senior leadership and cross-functional members from across our organization. The Consumer Data Privacy Committee assists with identifying and managing consumer data privacy issues. The Cybersecurity Disclosure Committee ("CD Committee") assists senior management in fulfilling their responsibilities for oversight of the accuracy and timeliness of disclosures made by the Company in response to cybersecurity incidents and vulnerabilities. In the event a potentially significant cybersecurity incident is identified by our information security team, such incident is reported to the CD Committee to consider applicable disclosures, with the assistance of outside counsel as needed. Senior leadership also prepares an enterprise risk management report identifying and evaluating enterprise risks, including cybersecurity risks, which is regularly presented to the Audit Committee.
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
◦Northern Virginia
•The Rose Gaming Resort in Dumfries
◦Central Virginia
▪Colonial Downs Racetrack & Rosie's in New Kent
▪Rosie’s in Richmond
▪Roseshire in Henrico County (leased)
◦Southern Virginia
▪Rosie's in Emporia
▪Rosie's in Collinsville (leased)
▪Rosie's in Hampton (leased)
◦Western Virginia - Rosie's in Vinton
•New Hampshire
◦Salem
▪Casino Salem / Rockingham Grand Casino (leased)
▪Chasers Poker Room in Salem (leased)

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

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol CHDN. As of February 19, 2026, there were approximately 1,940 shareholders of record.
Dividends
Since joining The Nasdaq Global Select Market in 1993, we have declared and paid cash dividends on an annual basis at the discretion of our Board of Directors. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered. We declared a dividend of $0.438 in October 2025, which was paid in January 2026, and we declared a dividend of $0.409 in October 2024, which was paid in January 2025.
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (in millions) (1)
October 2025	232,606	$97.52	121,190	$450.0
November 2025	93,372	101.71	93,372	440.5
December 2025	121,028	114.32	96,077	429.5
Total	447,006	$102.94	310,639
(1) On March 12, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "March 2025 Stock Repurchase Program"). The March 2025 Stock Repurchase Program included and was not in addition to the $125.6 million remaining under the prior 2021 Stock Repurchase Program authorization. On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169.2 million previously remaining under the March 2025 Stock Repurchase Program authorization. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. For more information, refer to Note 9, Shareholders' Equity, to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
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

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Churchill Downs Incorporated	$100.00	$124.01	$109.18	$139.80	$138.75	$118.66
Russell 1000 Index	$100.00	$126.45	$102.27	$129.40	$161.12	$189.10
S&P Midcap 400 Index	$100.00	$124.76	$108.47	$126.29	$143.89	$154.68
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
NOTE 1: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.
NOTE 2: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data. The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2025 as compared to 2024. Discussion regarding our financial condition and results of operations for 2024 as compared to 2023 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
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
2025 Transactions and Expansions
Owensboro Racing and Gaming
Owensboro Racing and Gaming ("Owensboro") opened in February 2025 in Owensboro, Kentucky with 600 historical racing machines ("HRMs"), a retail sportsbook, a simulcast wagering area, and multiple food and beverage offerings.
Casino Salem
The Company acquired 90% of the outstanding equity interests related to Casino Salem (the "Salem Transaction") in Salem, New Hampshire in August 2025. The Company announced in January 2026 that Casino Salem will be redeveloped as Rockingham Grand Casino ("Rockingham"). Rockingham will occupy a 160,000 square-foot facility at Rockingham Mall. The venue will feature 825 historical racing machines, 32 table games, 12 electronic table game seats, a 900-seat live entertainment venue, food and beverage offerings, including a center bar and full-service sports bar and restaurant. The Company plans to open Rockingham in mid-2027 with an expected capital investment of $180-200 million.
Rosie's Richmond
The Company completed the expansion of Rosie's Richmond in Richmond, Virginia, with the addition of 450 HRMs in August 2025. Rosie's Richmond now has 1,200 HRMs, food and beverage offerings, a center bar, and a simulcast wagering area.
Roseshire Gaming Parlor
Roseshire Gaming Parlor in Henrico County, Virginia opened in September 2025 with 175 HRMs, food and beverage offerings, and a simulcast wagering area.
2024 Transactions and Expansions
The Rose Gaming Resort Opening
In November 2024, the Company opened The Rose Gaming Resort approximately 30 miles south of Washington D.C. The Rose Gaming Resort opened with 1,650 HRMs, a hotel, food and beverage offerings, and a simulcast wagering area.
Terre Haute Casino Resort Opening
In April 2024, the Company opened the Terre Haute Casino Resort in Terre Haute, Indiana. Terre Haute Casino Resort opened with 1,040 slot machines, 36 tables games, a hotel, food and beverage offerings, and a retail sportsbook.
NYRA Transaction
In April 2024, the Company closed on the sale of 49% of the United Tote Company ("United Tote"), a wholly owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc.

Other Business Activities
Impairments
During the third quarter of 2025, the Company concluded that the completion of the Salem Transaction qualified as a trigger event for impairment testing related to the Chasers Poker Room ("Chasers") indefinite-lived gaming rights intangible. At the time the Company acquired Chasers, the valuation of the gaming rights contemplated a future expansion of the existing operations in Salem, New Hampshire. Given the completion of the Salem Transaction, the Company now intends to open Rockingham and does not plan to expand Chasers.
Because the Company does not currently intend to expand Chasers, the Company settled an outstanding liability owed to the former owners of Chasers, related to the Chasers' gaming rights, in the amount of $10.0 million. The settlement of the noncurrent liability resulted in a gain of $40.0 million in the third quarter of 2025. Given the completion of the Salem Transaction and the settlement of the liability related to the Chasers' gaming rights, the Company evaluated and subsequently updated the projected cash flows and discount rate related to the Chasers' gaming rights. As a result of this assessment, the Company recognized a non-cash impairment charge of $85.1 million in the third quarter of 2025 for the entire value of the Chasers' gaming rights, which are included in the Live and Historical Racing segment. The $40.0 million gain on settlement of the noncurrent liability and the $85.1 million impairment charge of the gaming rights intangible are included in Asset impairments, net in the Consolidated Statements of Comprehensive Income. For additional information, refer to Note 7, Asset Impairments to the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

Adjusted EBITDA excludes:
• Transaction expense, net which includes:
– Acquisition, disposition, and property sale related charges; and
– Other transaction expense, including legal, accounting and other deal-related expense;
• Stock-based compensation expense;
• Rivers Des Plaines' impact on our investments in unconsolidated affiliates from legal reserves and transaction costs;
• Asset impairments, net;
• Gain on property sales;
• Legal reserves;
• Pre-opening expense; and
• Other charges, recoveries and expenses
The property associated with Arlington International Racecourse ("Arlington") was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2023 are treated as an adjustment.

On June 26, 2023, the Company's management agreement for Lady Luck in Farmington, Pennsylvania expired and was not renewed.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Consolidated Statements of Comprehensive Income. See the Reconciliation of Net Income to Adjusted EBITDA included in this section for additional information.
Business Highlights
In 2025, we delivered strong performance and made investments in the Kentucky Derby and new entertainment venues that we believe will provide long-term sustainable value creation for our shareholders.
•Record net revenue was $2.9 billion, up $191.6 million or 7.0%;
•Net income was $383.0 million, down $43.8 million or 10.3%;
•Record Adjusted EBITDA was $1.2 billion, up $46.1 million, or 4.0%;
Live and Historical Racing Segment:
•Adjusted EBITDA was $637.0 million, up $62.4 million or 10.9% from fiscal year 2024.
•Churchill Downs Racetrack:
◦Churchill Downs Racetrack ran the 151st Kentucky Derby on the first Saturday of May, generating all-time handle record for the Kentucky Derby Race, Kentucky Derby Day Program, and Kentucky Derby Week races with nearly 147,00 fans gathered in person to watch the most exciting two minutes in sports.
◦The Starting Gate Pavilion and Courtyard was completed for the 151st running of the Kentucky Derby. The renovations updated seating options and created a more upscale social environment with new concessions, bars, and wagering windows.
◦We announced NBC Sports will showcase the Kentucky Oaks in prime time for the first time ever in 2026.
◦We are investing up to $30.0 million to renovate the existing Finish Line Suites and The Mansion for the 152nd Kentucky Derby in May 2026.
◦We are investing $280.0 to $300.0 million to build a new building on the first turn of the Churchill Downs Racetrack between the First Turn Club and the Skye Terrace. The Company anticipates construction of this new building will begin following the 2026 Kentucky Derby and will be completed by the 2028 Kentucky Derby.
•Kentucky:
◦Western Kentucky: Opened Owensboro Racing & Gaming ("Owensboro") in Owensboro, Kentucky in February 2025 with 600 HRMs, food and beverage offerings, a retail sportsbook, and a simulcast wagering area.
◦Southwestern Kentucky: Held the grand opening for Marshall Yards Racing & Gaming ("Marshall Yards") on February 25, 2026 in Calvert City, Kentucky. The new HRM entertainment venue has 225 HRMs, a sports bar, a retail sportsbook, and a simulcast wagering area.
•Virginia:
◦Northern Virginia: Continued to grow The Rose Gaming Resort ("The Rose") in Dumfries, Virginia during its first full year of operation. The Rose has 1,610 HRMs, a 102-room hotel, food and beverage offerings, a simulcast wagering area, and event space.
◦Central Virginia:
▪Completed the expansion of the Richmond, Virginia HRM in August 2025.
▪Opened Roseshire Gaming Parlor ("Roseshire") in Henrico County in September 2025 with 175 HRMs, food and beverage offerings, and a simulcast wagering area.
•New Hampshire: Acquired 90% of the outstanding equity interests related to Casino Salem in Salem, New Hampshire in August 2025. The Company announced in January 2026 that Casino Salem will be redeveloped as Rockingham Grand Casino ("Rockingham"). Rockingham will occupy a 160,000 square-foot facility at Rockingham Mall. The venue will feature 825 historical racing machines, 32 table games, 12 electronic table game seats, a 900-seat live entertainment venue, and several food and beverage concepts, including a center bar and full-service sports bar and restaurant. The Company plans to open Rockingham in mid-2027 with an expected capital investment of $180.0 to $200.0 million.
Wagering Services and Solutions Segment:
•Adjusted EBITDA was $177.3 million, up $11.7 million or 7.1% from fiscal year 2024.
•We expanded Exacta technology and product offerings to customers in new states.
Gaming Segment:
•Adjusted EBITDA was $483.0 million, down $23.9 million or 4.7% from fiscal year 2024.
•Terre Haute Casino Resort ("Terre Haute"): Continued to grow the Terre Haute Casino Resort during its first full year of operation. Terre Haute has over 1,000 slot machines, table games, a 400,000 square-foot entertainment venue, food and beverage offerings, and a retail sportsbook.
All Other:
•We repurchased $425.3 million of shares under our share repurchase programs in 2025, based on trade date.
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
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income, Adjusted EBITDA, and certain other financial information:

	Years Ended December 31,		Change
(in millions)	2025	2024
Net revenue	$2,925.9	$2,734.3	$191.6
Operating income	683.8	709.0	(25.2)
Operating income margin	23.4%	25.9%
Net income attributable to Churchill Down Incorporated	$383.0	$426.8	$(43.8)
Adjusted EBITDA	1,205.3	1,159.2	46.1
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
•Net revenue increased $191.6 million driven by a $169.1 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose in November 2024, the opening of Owensboro Racing and Gaming in February 2025, the opening of Roseshire in September 2025, the acquisition of Casino Salem in August 2025, and growth at our other HRM properties, a $18.7 million increase from the Wagering Services and Solutions segment primarily due to increased Derby Week wagering at TwinSpires Horse Racing and Exacta, and a $3.8 million increase from the Gaming segment primarily driven by the opening of the Terre Haute in April 2024, partially offset by net decreases at our nine other wholly owned gaming properties.
•Operating income decreased $25.2 million driven by an increase in impairment expense of $43.6 million primarily related to the net impairment of Chasers' gaming rights, a $17.2 million increase in transaction expenses, a $10.3 million decrease from our Gaming segment, an $8.5 million increase in SG&A expense, and a $2.6 million decrease from All Other. These decreases were partially offset by a $43.1 million increase from the Live and Historical segment driven by the opening of The Rose in November 2024, the opening of Owensboro in February 2025, Casino Salem in August 2025, and Roseshire in September 2025, and an $13.9 million increase from Wagering Services and Solutions.
•Net income attributable to Churchill Downs Incorporated decreased $43.8 million. A $33.0 million after-tax increase in impairment charges in the current year primarily due to the impairment of the Chasers' gaming rights, a $3.8 million after-tax increase of other charges and recoveries, net, a $3.5 million after-tax increase in transaction, pre-opening, and other expenses, and a $3.0 million valuation allowance established primarily for unrealizable state deferred tax assets impacted the comparability of the Company's net income for the year ended December 31, 2025 compared to the year ended December 31, 2024. Excluding these items, net income attributable to CDI decreased $0.5 million due to a $2.4 million after-tax increase in interest expense associated primarily with higher outstanding debt balances and higher interest rates, and a $0.2 million after-tax decrease related to the income attributable to the noncontrolling interest of United Tote and Casino Salem, partially offset by a $2.1 after-tax increase driven by the results of our operations.
•Adjusted EBITDA increased $46.1 million driven by a $62.4 million increase from the Live and Historical Racing segment primarily due to the opening of The Rose in Northern Virginia in November 2024, and a $11.7 million increase from the Wagering Services and Solutions segment primarily due to Exacta. These increases were partially offset by a $23.9 million decrease from the Gaming segment driven by net decreases at our wholly owned gaming properties and equity investments, offset by the opening of the Terre Haute in April 2024, and a $4.1 million decrease from All Other.
Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenues:

	Years Ended December 31,		Change
(in millions)	2025	2024
Live and Historical Racing	$1,442.4	$1,267.0	$175.4
Wagering Services and Solutions	526.3	500.7	25.6
Gaming	1,049.3	1,045.4	3.9
All Other	8.7	6.6	2.1
Eliminations	(100.8)	(85.4)	(15.4)
Net Revenue	$2,925.9	$2,734.3	$191.6
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
•Live and Historical Racing revenue increased $175.4 million due to an $88.3 million increase from our Virginia HRM venues, a $72.6 million increase from our Kentucky HRM venues, an $8.4 million increase from Churchill Downs Racetrack, and a $6.1 million increase primarily from our New Hampshire venues. The Virginia HRM increase was primarily due to an $82.7 million net increase from our Northern Virginia venues and a $10.6 million net increase from our Central Virginia venues primarily from the September 2025 opening of our Roseshire HRM venue, partially offset by a $5.0 million net decrease primarily from our Western and Southern Virginia venues. The Kentucky HRM increase was primarily due to a $40.1 million net increase from our Western Kentucky venues, a $14.5 million increase from our Northern Kentucky venues, a $10.0 million increase from our Southwestern venue, and an $8.0 million increase from our Louisville venues.
•Wagering Services and Solutions revenue increased $25.6 million due to an $11.8 million increase in TwinSpires Horse Racing primarily due to Derby Week wagering, an $11.1 million increase from Exacta attributable to incremental HRMs in our owned HRM venues, and a $2.7 million increase from our sports betting business.
•Gaming revenue increased $3.9 million due to a $33.3 million increase primarily attributable to the opening of the Terre Haute Casino Resort in April 2024, partially offset by an $18.9 million decrease from the cessation of HRM operations in Louisiana, a $5.1 million decrease in Mississippi primarily from temporary roadwork impacting Riverwalk and the impact of a local curfew on Harlow's, and a $5.4 million net decrease at our six other wholly owned gaming properties.
•All Other revenue increased $2.1 million primarily due to intercompany revenue related to the captive insurance company that was established in April 2024. All captive revenue is eliminated in consolidation.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Years Ended December 31,		Change
(in millions)	2025	2024

Taxes and purses	$726.2	$662.9	$63.3
Content expense	166.4	168.4	(2.0)
Salaries and benefits	348.7	330.1	18.6
Selling, general and administrative expense	246.2	237.7	8.5
Depreciation and amortization	233.1	199.1	34.0
Marketing and advertising expense	101.9	90.7	11.2
Maintenance, insurance and utilities	89.4	95.2	(5.8)
Property and other taxes	28.3	23.0	5.3
Asset impairments, net	47.5	3.9	43.6
Transaction expense (benefit), net	5.1	(12.1)	17.2
Other operating expense	249.3	226.4	22.9
Total expense	$2,242.1	$2,025.3	$216.8
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Operating expenses increased $216.8 million for the year ended December 31, 2025 compared to December 31, 2024 primarily due to the openings of Terre Haute in Indiana in April 2024 and the hotel in May 2024, The Rose in Virginia in November 2024, Owensboro in February 2025, and the Roseshire in September 2025, as well as the renovation and expansion of our Richmond venue and the addition of the temporary facility at Casino Salem in New Hampshire. Asset impairments for the year ended December 31, 2025 include a $2.4 million write-off in the second quarter of 2025 of HRMs in Virginia that are no longer in use and a $45.1 million net impairment of the gaming rights for Chasers Poker Room in the third quarter of 2025.

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

	Year Ended December 31,		Change
(in millions)	2025	2024
Live and Historical Racing	$637.0	$574.6	$62.4
Wagering Services and Solutions	177.3	165.6	11.7
Gaming	483.0	506.9	(23.9)
Total segment Adjusted EBITDA	1,297.3	1,247.1	50.2
All Other	(92.0)	(87.9)	(4.1)
Total Adjusted EBITDA	$1,205.3	$1,159.2	$46.1
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
•Live and Historical Racing Adjusted EBITDA increased $62.4 million due to a $41.4 million increase from our Kentucky HRM venues, an $18.7 million increase from our Virginia HRM venues, a $1.6 million increase primarily from our New Hampshire venues, and a $0.7 million increase from Churchill Downs Racetrack. The Kentucky HRM increase was primarily due to a $13.6 million net increase from our Western Kentucky venues, an $11.8 million increase from our Northern Kentucky venues, a $10.1 million increase from our Louisville venues, and a $5.9 million net increase from our Southwestern Kentucky venues. The Virginia HRM increase was primarily due to a $24.1 million net increase from our Northern Virginia venues, which includes $3.5 million of one-time business interruption insurance recovery related to the delayed opening of The Rose Gaming Resort in fourth quarter 2024, and a $1.8 million decrease in government relations expense, partially offset by a $7.2 million net decrease primarily from our Western and Southern Virginia venues.
•Wagering Services and Solutions Adjusted EBITDA increased $11.7 million due to a $9.2 million increase from Exacta attributable to incremental HRMs in our owned HRM venues, and a $4.2 million increase from our sports betting business, partially offset by a $1.7 million decrease attributable to TwinSpires Horse Racing due to increased legal expenses.
•Gaming Adjusted EBITDA decreased $23.9 million. Our wholly owned gaming properties decreased $15.5 million primarily due to an $8.1 million decrease from the cessation of HRM operations in Louisiana, a $4.6 million decrease in Mississippi from temporary roadwork impacting Riverwalk and the impact of a local curfew on Harlow's, a $6.9 million net decrease at our six other wholly owned gaming properties, partially offset by a $4.1 million increase primarily attributable to the opening of the Terre Haute Casino Resort in April 2024. Our equity investments decreased $8.4 million due to a $7.8 million decrease from Rivers Des Plaines due to increased competition and a $0.6 million decrease from Miami Valley Gaming.
•All Other Adjusted EBITDA decreased $4.1 million driven primarily by increased corporate administrative expenses offset by income related to our captive insurance company.

Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,		Change
(in millions)	2025	2024
Net income attributable to Churchill Downs Incorporated	$383.0	$426.8	$(43.8)
Net income attributable to noncontrolling interests	2.5	2.3	0.2
Net income	385.5	429.1	(43.6)
Adjustments:
Depreciation and amortization	233.1	199.1	34.0
Interest expense	297.7	289.8	7.9
Income tax provision	146.9	144.1	2.8
Stock-based compensation expense	30.2	36.1	(5.9)
Pre-opening expense	11.7	29.6	(17.9)
Other expense, net	10.1	4.2	5.9
Transaction expense (benefit), net	5.1	(12.1)	17.2
Asset impairments, net	47.5	3.9	43.6
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	38.6	42.0	(3.4)
Rivers Des Plaines' legal reserves and transactions costs	—	0.3	(0.3)
Other charges and recoveries, net	(1.1)	(6.9)	5.8
Total adjustments	819.8	730.1	89.7
Adjusted EBITDA	$1,205.3	$1,159.2	$46.1

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
(in billions)	2025	2024
Total assets	$7.5	$7.3	$0.2
Total liabilities	6.4	6.2	0.2
Total shareholders’ equity	1.0	1.1	(0.1)
•Total assets increased $0.2 billion driven by increased other intangible assets due to the acquisition of Casino Salem and capital expenditures primarily due to the Churchill Downs Racetrack Starting Gate Pavilion and Courtyard, Roseshire Gaming Parlor, completed expansion of Rosie's Richmond, Marshall Yards Racing & Gaming, and Owensboro Racing & Gaming in Western Kentucky. These increases are partially offset by Chasers' gaming right non-cash impairment.
•Total liabilities increased $0.2 billion driven primarily by an increase in the outstanding balance on the Revolver, which is included in long-term debt, and increases in deferred income taxes. These increases were partially offset by decreased other noncurrent liabilities related to the settlement of the liability associated with Chasers' gaming rights.
•Total shareholders’ equity decreased $0.1 billion driven by share repurchases and cash dividends, partially offset by net income from operations.
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

The following table is a summary of our liquidity and cash flows:

	Year Ended December 31,		Change
(in millions)	2025	2024
Cash Flows from:
Operating activities	$769.8	$771.7	$(1.9)
Investing activities	(471.5)	(545.2)	73.7
Financing activities	(262.5)	(196.6)	(65.9)
Operating Cash Flow
Cash flows from operating activities decreased $1.9 million driven by a decrease in other assets and liabilities and decreased distributions from our unconsolidated affiliates. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
Investing Cash Flow
Cash flows used in investing activities decreased $73.7 million primarily driven by a decrease in capital expenditures in 2025, partially offset by the Salem Transaction.
Financing Cash Flow
Cash flows used in financing activities increased $65.9 million primarily driven by the increase in share repurchases in 2025, partially offset by an increase in borrowings on the Revolver to fund the Salem Transaction.
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
We spent $204.7 million in 2025 on project capital investments including: Churchill Downs Racetrack, Roseshire, Owensboro, Marshall Yards, and Rosie's Richmond. We currently expect our project capital to be approximately $180.0 to $220.0 million in 2026, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169.2 million previously remaining under the prior March 2025 Stock Repurchase Program and is also not in addition to the $125.6 million previously remaining under the prior 2021 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $429.5 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at December 31, 2025, based on trade date.
Dividends
On October 21, 2025, the Company's Board of Directors approved an annual cash dividend on our common stock of $0.438 per outstanding share, which represented a 7% increase over the prior year. The dividend was payable on January 6, 2026 to shareholders of record as of the close of business on December 5, 2025. The 7% increase marked the fifteenth consecutive year that the Company has increased the dividend. The payment and amount of future dividends will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered.

Credit Facilities and Indebtedness
The following table presents our debt outstanding, bond premium and debt issuance costs:

	As of December 31,		Change
(in millions)	2025	2024
Term Loan B-1 due 2028	$285.8	$288.8	$(3.0)
Term Loan A due 2029	1,112.3	1,172.4	(60.1)
Revolver	657.0	377.5	279.5
2027 Senior Notes	600.0	600.0	—
2028 Senior Notes	700.0	700.0	—
2030 Senior Notes	1,200.0	1,200.0	—
2031 Senior Notes	600.0	600.0	—
Total debt	5,155.1	4,938.7	216.4
Current maturities of long-term debt	(63.1)	(63.1)	—
Total debt, net of current maturities	5,092.0	4,875.6	216.4
Issuance cost and fees	(24.9)	(31.5)	6.6
Total debt	$5,067.1	$4,844.1	$223.0
Credit Agreement
At December 31, 2025, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $285.8 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.1 billion senior secured term loan A due 2029 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2023, 2024, and 2025 are described below.
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
On July 3, 2024, the Company closed an amendment of the Credit Agreement to extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and amend certain other provisions of the Credit Agreement. The Company has $4.4 million of capitalized unamortized debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the remainder of the term.
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2025, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $534.8 million available borrowing capacity, after consideration of $8.2 million in outstanding letters of credit, under the Revolver as of December 31, 2025.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2025, the Company's commitment fee rate was 0.25%.
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

	Actual as of December 31, 2025	Requirement
Interest coverage ratio	3.9 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.4 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2025.
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
The Company may redeem some or all the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
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
The Company may redeem some or all the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
Contractual Obligations
Our commitments to make future payments as of December 31, 2025, are estimated as follows:

(in millions)	2026	2027-2028	2029-2030	Thereafter	Total
Dividends	$30.5	$—	$—	$—	$30.5
Revolver	—	—	657.0	—	657.0
Interest on Revolver (1)	35.1	70.2	17.9	—	123.2
Term Loan B-1	3.0	282.8	—	—	285.8
Interest on Term Loan B-1 (1)	15.8	18.9	—	—	34.7
Term Loan A	60.1	120.3	931.9	—	1,112.3
Interest on Term Loan A(1)	58.8	108.0	25.1	—	191.9
2027 Senior Notes	—	600.0	—	—	600.0
2028 Senior Notes	—	700.0	—	—	700.0
2030 Senior Notes	—	—	1,200.0	—	1,200.0
2031 Senior Notes	—	—	—	600.0	600.0
Interest on 2027 Senior Notes	33.0	16.5	—	—	49.5
Interest on 2028 Senior Notes	33.3	49.9	—	—	83.2
Interest on 2030 Senior Notes	69.0	138.0	103.5	—	310.5
Interest on 2031 Senior Notes	40.5	81.0	81.0	20.3	222.8
Operating and Finance Leases	10.8	19.3	16.1	42.0	88.2
All other	1.5	2.9	2.7	3.8	10.9
Total	$391.4	$2,207.8	$3,035.2	$666.1	$6,300.5
(1)    Interest includes the estimated contractual payments under our Credit Facility assuming no change in the weighted average borrowing rate of 5.34%, which was the rate in place as of December 31, 2025.
As of December 31, 2025, we had approximately $2.4 million of unrecognized tax benefits.
The Company is exploring options to fund upcoming senior note maturities through a combination of cash on hand, cash generated from operations, available capacity under its revolving credit facility, and capital markets to fund the obligation. Access to capital markets and the terms under which we would fund the obligations are subject to our ability to access the market and other market conditions.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On December 31, 2025, we had $2.1 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $14.7 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,

(in millions, except per common share data)	2025	2024	2023
Net revenue:
Live and Historical Racing	$1,394.7	$1,225.6	$1,047.3
Wagering Services and Solutions	488.2	469.5	444.9
Gaming	1,042.9	1,039.1	968.6
All Other	0.1	0.1	0.9
Total net revenue	2,925.9	2,734.3	2,461.7
Operating expense:
Live and Historical Racing	861.4	735.4	662.2
Wagering Services and Solutions	301.3	296.5	288.2
Gaming	763.0	748.9	700.0
All Other	17.6	15.0	15.6
Selling, general and administrative expense	246.2	237.7	202.3
Asset impairments, net	47.5	3.9	24.6
Transaction expense (benefit)	5.1	(12.1)	4.8
Total operating expense	2,242.1	2,025.3	1,897.7
Operating income	683.8	709.0	564.0
Other (expense) income:
Interest expense, net	(297.7)	(289.8)	(268.4)
Equity in income of unconsolidated affiliates	139.4	144.9	146.3
Gain on the sale of assets	—	—	114.0
Miscellaneous, net	6.9	9.1	5.9
Total other (expense) income	(151.4)	(135.8)	(2.2)
Income from operations before provision for income taxes	532.4	573.2	561.8
Income tax provision	(146.9)	(144.1)	(144.5)
Net income	385.5	429.1	417.3
Net income attributable to noncontrolling interests	2.5	2.3	—
Net income and comprehensive income attributable to Churchill Downs Incorporated	$383.0	$426.8	$417.3

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$5.32	$5.73	$5.55

Diluted net income	$5.29	$5.68	$5.49

Weighted average shares outstanding:
Basic	71.4	74.0	75.2
Diluted	71.8	74.6	76.1

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,

(in millions)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$200.6	$175.5
Restricted cash	87.9	77.2
Accounts receivable, net	93.5	98.7
Income taxes receivable	17.0	14.5
Other current assets	44.2	46.4
Total current assets	443.2	412.3
Property and equipment, net	2,918.6	2,874.9
Investment in and advances to unconsolidated affiliates	684.6	661.2
Goodwill	900.2	900.2
Other intangible assets, net	2,515.3	2,409.0
Other assets	22.6	18.3
Total assets	$7,484.5	$7,275.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$184.3	$180.3
Accrued expenses and other current liabilities	400.5	402.0
Current deferred revenue	54.7	52.9
Current maturities of long-term debt	63.1	63.1
Dividends payable	30.7	31.0
Total current liabilities	733.3	729.3
Long-term debt (net of current maturities and loan origination fees of $6.0 in 2025 and $7.7 in 2024)	1,985.9	1,767.9
Notes payable (net of debt issuance costs of $18.8 in 2025 and $23.8 in 2024)	3,081.2	3,076.2
Non-current deferred revenue	15.4	20.0
Deferred income taxes	519.9	432.7
Other liabilities	93.0	146.5
Total liabilities	6,428.7	6,172.6
Commitments and contingencies
Redeemable noncontrolling interest	46.1	19.7
Shareholders' equity:
Preferred stock, no par value; 0.3 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 300.0 shares authorized; 69.6 shares issued and outstanding December 31, 2025 and 73.5 shares at December 31, 2024	—	—
Retained earnings	1,010.7	1,084.6
Accumulated other comprehensive loss	(1.0)	(1.0)
Total shareholders' equity	1,009.7	1,083.6
Total liabilities and shareholders' equity	$7,484.5	$7,275.9
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2025, 2024 and 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per common share data)	Shares	Amount
Balance, December 31, 2022	74.8	$—	$552.4	$(0.9)	$551.5
Net income attributable to Churchill Downs Incorporated			417.3		417.3
Issuance of common stock	0.3	3.1			3.1
Repurchase of common stock	(0.5)	(36.0)	(19.3)		(55.3)
Taxes paid related to net share settlement of stock awards	(0.1)		(26.5)		(26.5)
Stock-based compensation		32.9			32.9
Cash dividends ($0.382 per share)			(28.5)		(28.5)
Other			(0.9)		(0.9)
Balance, December 31, 2023	74.5	—	894.5	(0.9)	893.6
Net income attributable to Churchill Downs Incorporated			426.8		426.8
Issuance of common stock	0.7	4.2			4.2
Repurchase of common stock	(1.5)	(35.8)	(153.2)		(189.0)
Reclassification to liability rewards			(20.9)		(20.9)
Taxes paid related to net share settlement of stock awards	(0.2)		(27.3)		(27.3)
Stock-based compensation		32.0			32.0
Cash dividends ($0.409 per share)			(30.1)		(30.1)
Other		(0.4)	(5.2)	(0.1)	(5.7)
Balance, December 31, 2024	73.5	—	1,084.6	(1.0)	1,083.6
Net income attributable to Churchill Downs Incorporated			383.0		383.0
Issuance of common stock	0.4	5.0			5.0
Repurchase of common stock	(4.2)	(24.2)	(401.1)		(425.3)
Taxes paid related to net share settlement of stock awards	(0.1)		(17.2)		(17.2)
Stock-based compensation		19.2			19.2
Cash dividends ($0.438 per share)			(30.5)		(30.5)
Other			(8.1)		(8.1)
Balance, December 31, 2025	69.6	$—	$1,010.7	$(1.0)	$1,009.7
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31,

(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$385.5	$429.1	$417.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233.1	199.1	169.0
Equity in income of unconsolidated affiliates	(139.4)	(144.9)	(146.3)
Distributions from unconsolidated affiliates	116.0	138.7	155.1
Stock-based compensation	30.2	36.1	32.9
Deferred income taxes	86.8	44.5	47.4
Asset impairments	87.5	3.9	24.6
Gain on settlement of liability	(40.0)	—	—
Amortization of operating lease assets	6.4	5.6	6.2
Gain on sale of assets	—	—	(114.0)
Other	8.8	9.7	5.4
Changes in operating assets and liabilities, net of businesses acquired and dispositions:
Income taxes	(3.5)	(4.5)	(1.1)
Deferred revenue	(2.8)	(12.1)	34.2
Other assets and liabilities	1.2	66.5	(25.4)
Net cash provided by operating activities	769.8	771.7	605.3
Cash flows from investing activities:
Capital maintenance expenditures	(70.2)	(83.6)	(77.7)
Capital project expenditures	(204.7)	(463.4)	(598.8)
Acquisition of businesses, net of cash acquired	—	—	(241.3)
Acquisition of gaming rights, net of cash acquired	(185.3)	—	—
Proceeds from sale of assets	—	—	195.7
Other	(11.3)	1.8	4.1
Net cash used in investing activities	(471.5)	(545.2)	(718.0)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,098.1	965.5	1,771.1
Repayments of borrowings under long-term debt obligations	(881.7)	(900.8)	(1,536.0)
Payment of dividends	(30.8)	(29.2)	(27.1)
Repurchase of common stock	(427.8)	(186.0)	(55.9)
Taxes paid related to net share settlement of stock awards	(17.0)	(30.1)	(25.5)
Proceeds from pending equity transaction	—	—	14.4
Debt issuance costs	(0.3)	(2.6)	(13.0)
Change in bank overdraft	(2.3)	(10.9)	2.0
Other	(0.7)	(2.5)	(0.7)
Net cash (used in) provided by financing activities	(262.5)	(196.6)	129.3
Cash flows from discontinued operations:
Operating cash flows of discontinued operations	—	1.0	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	35.8	30.9	17.1
Cash, cash equivalents and restricted cash, beginning of year	252.7	221.8	204.7
Cash, cash equivalents and restricted cash, end of year	$288.5	$252.7	$221.8

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,

(in millions)	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$294.5	$306.8	$283.6
Taxes paid (net of refunds) by jurisdiction
Federal	$46.7	$83.3	$67.4
State
Illinois	3.3	4.3	6.5
Virginia	3.3	2.8	3.4
Kentucky	2.4	3.6	5.7
Other	7.9	9.0	15.2
	$63.6	$103.0	$98.2

Schedule of non-cash investing and financing activities:
Dividends payable	$30.7	$31.0	$29.3
Deferred payments on the acquisition of business included in other liabilities	—	1.2	4.9
Property and equipment additions included in accounts payable and accrued expense and other current liabilities	30.1	43.7	95.1
Fair value of noncontrolling interest recognized in connection with asset acquisition	20.4	—	—
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
We own and operate 17 live and historical racing entertainment venues with seven retail sportsbooks in three states, one of the largest online horse racing wagering platforms in the U.S., ten wholly owned casino gaming properties with nine retail sportsbooks in nine states. We were organized as a Kentucky corporation in 1928, and our principal executive offices are located in Louisville, Kentucky.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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

The Company’s insurance captive, which was established in April 2024, maintains cash reserves to cover insurable claims. Insurance captive cash reserves totaled $15.1 million and $8.3 million as of December 31, 2025 and December 31, 2024, respectively.
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
Internal Use Software
Internal use software costs for our Wagering Services and Solutions' segment software are capitalized in property and equipment, net in the accompanying Consolidated Balance Sheets, in accordance with accounting guidance governing computer software developed or obtained for internal use. Once the software is placed in operation, we amortize the capitalized software

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
over the software's estimated economic useful life, which is generally three years. We capitalized internal use software of approximately $19.3 million in 2025, $18.4 million in 2024, and $13.2 million in 2023. We incurred amortization expense of approximately $12.8 million in 2025, $13.0 million in 2024, and $11.2 million in 2023, for projects which had been placed in service.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Advertising and Marketing
We expense the costs of general advertising, marketing and associated promotional expenditures at the time the costs are incurred. We incurred advertising and marketing expense of approximately $101.9 million in 2025, $90.7 million in 2024, and $83.4 million in 2023 in our accompanying Consolidated Statements of Comprehensive Income.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Recent Accounting Pronouncements - Adopted in 2025
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments were effective for the Company for fiscal years beginning after December 15, 2024, and will be effective for the interim periods within fiscal years beginning after December 15, 2025. The adoption of this ASU, including retrospective application, did not have a material impact on our business. Refer to Note 8, Income Taxes and the Consolidated Statements of Cash Flows for the applicable disclosures required by this guidance.
Recent Accounting Pronouncements - Effective in 2026 or thereafter
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within FASB's Accounting Standards Codification ("ASC"). These amendments align the requirements in the ASC regarding the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The update permits entities to elect a practical expedient for estimating expected credit losses on current trade receivables and current contract assets by assuming that conditions existing at the balance sheet date will remain unchanged over the life of those assets. The updated standard is effective for fiscal years beginning after December 15, 2025, and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of this standard on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software. The update removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. This standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact of this standard on the consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain interim reporting guidance. The update is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The Company is currently assessing the impact of this standard on the consolidated financial statements and related disclosures.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

3. ACQUISITIONS
Casino Salem
On August 27, 2025, the Company completed its acquisition of 90% of the outstanding equity interests of Casino Salem (the "Salem Transaction") for a base purchase price of $180.0 million, and the transaction was treated as an asset acquisition because substantially all the value of the gross assets acquired was concentrated in the gaming rights. In conjunction with the acquisition, the Company recorded a $196.6 million indefinite-lived gaming rights intangible, which represented the fair value of the gaming rights at the date of acquisition.
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
Exacta Systems
On August 22, 2023, the Company completed its acquisition of Exacta (the "Exacta Transaction") for purchase consideration of $248.2 million, net of cash acquired, consisting of a $241.3 million cash payment and $6.9 million of deferred payments, which were paid over two years. As of December 31, 2025, there were no deferred payments remaining. Exacta is a leading provider of central determinant system technology in HRMs across the country. The Exacta Transaction enables the Company to realize significant synergies related to the Company’s HRM operations. Exacta operates within the Company’s Wagering Services and Solutions segment and will continue to service its growing portfolio of third-party HRM operators in several states and is expanding its international presence.
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
The Company has not included other disclosures regarding the Salem and Exacta Transactions as these transactions are immaterial to our business.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
4. PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	December 31,
(in millions)	2025	2024
Grandstands and buildings	$2,425.3	$2,258.0
Equipment	940.7	847.5
Tracks and other improvements	424.0	411.1
Land	164.3	164.3
Furniture and fixtures	202.5	199.3
Construction in progress	102.5	140.3
	4,259.3	4,020.5
Accumulated depreciation	(1,378.0)	(1,168.6)
Subtotal	2,881.3	2,851.9
Operating lease right-of-use assets	37.3	23.0
Total	$2,918.6	$2,874.9
Depreciation expense was $222.8 million in 2025, $188.0 million in 2024 and $161.8 million in 2023 and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income.
5. GOODWILL
Goodwill, by segment, is comprised of the following:

(in millions)	Live and Historical	Wagering Services and Solutions	Gaming	All Other	Total
Balance, December 31, 2023	$376.2	$233.4	$290.3	$—	$899.9
Adjustments	0.1	0.2	—	—	0.3
Balance, December 31, 2024	376.3	233.6	290.3	—	900.2
Adjustments	—	—	—	—	—
Balance, December 31, 2025	$376.3	$233.6	$290.3	$—	$900.2

In 2023, we established goodwill related to the Exacta Transaction. The final amount of goodwill was $177.4 million. The goodwill was assigned to the Live and Historical Racing segment in the amount of $96.0 million and to the Wagering Services and Solutions segment in the amount of $81.4 million.
We performed our annual goodwill impairment analysis as of April 1, 2025. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. Based on the results of these analyses, no goodwill impairments were identified in connection with our annual impairment testing.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
6. OTHER INTANGIBLE ASSETS
Other intangible assets, net is comprised of the following:

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:

Customer relationships	$25.9	$(8.0)	$17.9	$25.9	$(6.4)	$19.5
Technology asset	23.9	(8.0)	15.9	23.9	(4.6)	19.3
Gaming licenses	6.4	(3.3)	3.1	6.4	(4.7)	1.7
Other	39.7	(22.9)	16.8	39.7	(18.5)	21.2
	$95.9	$(42.2)	$53.7	$95.9	$(34.2)	$61.7
Indefinite-lived intangible assets:
Trademarks			121.5			121.5
Gaming rights			2,340.1			2,225.8
Total			$2,515.3			$2,409.0
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
Amortization expense for definite-lived intangible assets was $10.3 million in 2025, $11.1 million in 2024, and $7.2 million in 2023, and is classified in operating expense in the accompanying Consolidated Statements of Comprehensive Income.
Refer to Note 7, Asset Impairments, for information regarding intangible asset impairments recognized during 2025 and 2023.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2025, which included an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying amount. We concluded that the fair values of our indefinite-lived intangible assets exceeded their carrying value.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in millions):

Years Ended December 31,	Estimated Amortization Expense
2026	$8.7
2027	7.3
2028	7.2
2029	7.0
2030	5.8

7. ASSET IMPAIRMENTS
Chasers Poker Room Impairment
During the third quarter of 2025, the Company concluded that the completion of the Salem Transaction qualified as a trigger event for impairment testing related to the Chasers Poker Room ("Chasers"). At the time the Company acquired Chasers, the valuation of the gaming rights contemplated a future expansion of the existing operations in Salem, New Hampshire. Given the completion of the Salem Transaction, the Company now intends to open Rockingham Grand Casino and does not plan to expand Chasers.
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
The $40.0 million gain on settlement of the noncurrent liability and the $85.1 million impairment charge of the gaming rights intangible are included in Asset impairments, net in the Consolidated Statements of Comprehensive Income.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
Other Impairments
We recorded a $2.4 million and $3.9 million write-off of HRMs in Virginia that are no longer in use in the second quarter of 2025 and the third quarter of 2024, respectively.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
8. INCOME TAXES
Components of the provision for income taxes are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Current provision:
Federal	$43.9	$75.2	$74.4
State and local	16.2	24.4	22.8
Foreign	—	—	(0.1)
	60.1	99.6	97.1
Deferred provision:
Federal	63.3	44.2	42.5
State and local	23.5	0.3	4.9
	86.8	44.5	47.4
Income tax provision	$146.9	$144.1	$144.5
Income from operations before provision for income taxes for the year ended December 31, 2025, 2024 and 2023 was $532.4 million, $573.2 million and $561.8 million, respectively, and were all domestic in each period.
Our income tax provision is different from the amount computed by applying the federal statutory income tax rate to income from operations before taxes as follows:

	Years Ended December 31,
(in millions)	2025		2024		2023
Income from operations before provision for income taxes	$532.4		$573.2		$561.8

Federal statutory tax on earnings before income taxes	$111.8	21.0%	$120.3	21.0%	$117.9	21.0%
State income taxes, net of federal income tax benefit	31.7	6.0%	19.7	3.4%	23.5	4.2%
Effect of cross border tax laws	—	—	(0.4)	(0.1)%	(0.4)	(0.1)%
Tax credits	(1.1)	(0.2)%	(0.9)	(0.1)%	(0.8)	(0.1)%
Nontaxable or nondeductible items - U.S. federal
Non-deductible officer's compensation	6.5	1.2%	7.0	1.2%	5.0	0.9%
Other	(1.4)	(0.3)%	(0.1)	—	0.7	0.1%
Changes in unrecognized tax benefits - fed, state & foreign	(0.6)	(0.1)%	(1.5)	(0.3)%	(1.4)	(0.3)%
Income tax provision	$146.9	27.6%	$144.1	25.1%	$144.5	25.7%
During 2025, greater than 50% of the Company’s effective tax rate related to the state income tax category was generated from tax expense in Kentucky, New Hampshire, Virginia, and Illinois. During 2024, greater than 50% of the Company’s effective tax rate related to the state income tax category was generated from tax expense in Kentucky and Virginia, and in 2023 from tax expense in Illinois, Virginia and Kentucky.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Components of our deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
§ 163(j) interest expense limitation carryforward	$99.1	$91.2
Lease liabilities	17.8	17.2
Net operating losses and credits carryforward	8.1	8.6
Deferred liabilities	10.9	10.1
Deferred compensation plans	10.7	9.3
Deferred income	5.7	3.5
Deferred tax assets	152.3	139.9
Valuation allowance	(18.2)	(4.6)
Net deferred tax asset	134.1	135.3
Deferred tax liabilities:
Property and equipment in excess of tax basis	255.5	220.8
Equity investments in excess of tax basis	159.5	157.3
Intangible assets in excess of tax basis	217.3	169.0
Right-of-use assets	16.5	16.1
Other	4.8	4.8
Deferred tax liabilities	653.6	568.0
Net deferred tax liability	$(519.5)	$(432.7)

On July 4, 2025, the United States enacted H.R. 1, a new federal tax and spending bill. Many of the tax provisions included in the bill are retroactive and are expected to have a significant favorable impact on the Company's current tax expense, primarily due to the permanent reinstatements of 100% bonus depreciation rules and a 30% of EBITDA-based interest expense deduction limitation. The expected reduction in cash paid taxes as a result of these new tax provisions will increase cash flow from operating activities.
During 2025, the Company began utilizing the deferred tax asset related to its § 163(j) interest expense limitation carryforward for federal and certain states. We have recorded a valuation allowance of $14.0 million against net deferred tax assets primarily related to the interest carryforward that we do not expect to utilize for state purposes.
As of December 31, 2025, we had U.S. state and foreign net operating losses with tax values of $7.5 million and $0.5 million, respectively. We have recorded a valuation allowance of $4.2 million due to the fact that it is unlikely that we will generate income in certain state and foreign jurisdictions which is necessary to utilize the deferred tax assets. We also had U.S. state tax credits and deductions with a tax value of $2.0 million that do not expire which we expect to fully utilize.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2025	2024	2023
Balance as of January 1	$3.2	$4.8	$6.4
Additions for tax positions related to the current year	0.1	0.3	0.2
Additions for tax positions of prior years	—	—	0.3
Reductions for tax positions of prior years	(0.9)	(1.9)	(2.1)
Balance as of December 31	$2.4	$3.2	$4.8
The Internal Revenue Service's most recent audit was completed for tax year 2012. Tax years 2022 and after are open to examination. As of December 31, 2025, we had approximately $2.4 million of total gross unrecognized tax benefits, excluding interest of $0.4 million. If the total gross unrecognized tax benefits were recognized, there would be a $2.2 million effect to the annual effective tax rate. We anticipate a decrease in our unrecognized tax positions of approximately $0.4 million during the next twelve months primarily due to expected settlements with tax authorities and the expiration of statutes of limitation.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
9. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169.2 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $429.5 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at December 31, 2025, based on trade date.
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
On September 29, 2021, the Board of Directors of the Company approved a common stock repurchase program of up to $500.0 million ("2021 Stock Repurchase Program"). As described above, the 2021 Stock Repurchase Program was replaced by the March 2025 Stock Repurchase Program.
We repurchased the following shares under our Stock Repurchase Programs:

	For the year ended December 31,
(in millions, except share data)	2025		2024		2023
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
July 2025 Stock Repurchase Program	683,921	$70.5	—	$—	—	$—
March 2025 Stock Repurchase Program	3,294,447	330.8	—	—	—	—
2021 Stock Repurchase Program	212,012	24.0	506,300	65.3	461,761	55.3
Total	4,190,380	$425.3	506,300	$65.3	461,761	$55.3

As of December 31, 2025 and December 31, 2024, we had $0.5 million and $3.0 million, respectively, accrued for the future cash settlement of executed repurchases of our common stock.
The Duchossois Group ("TDG") Share Repurchase
On December 18, 2023, the Company entered into an agreement (the "2023 Stock Repurchase Agreement") with an affiliate of TDG to repurchase 1,000,000 shares of the Company’s common stock, for $123.75 per share in a privately negotiated transaction, for an aggregate purchase price of $123.8 million. The repurchase of the shares of Company's common stock pursuant to the 2023 Stock Repurchase Agreement closed on January 2, 2024, and contained customary representations, warranties, and covenants of the parties. The repurchase of shares of common stock from TDG pursuant to the 2023 Stock Repurchase Agreement was approved by the Company's Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing common stock repurchase program. The repurchase of the shares was funded using available cash and borrowings under the Company's senior secured credit facility.
10. STOCK-BASED COMPENSATION PLANS
Our total stock based compensation expense, which includes expense related to restricted stock awards, restricted stock unit awards, performance share unit awards, and stock options associated with our employee stock purchase plan, was $30.2 million in 2025, $36.1 million in 2024, and $32.9 million in 2023. We recorded a tax benefit related to stock-based compensation expense of $3.2 million in 2025, $2.8 million in 2024, and $2.3 million in 2023. Our stock-based employee compensation plans are described below.
2025 Omnibus Stock Incentive Plan
On February 18, 2025, our Board of Directors approved the replacement of the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") with a new plan, the Churchill Downs Incorporated 2025 Omnibus Stock and Incentive

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Plan (the "2025 Plan"). The 2025 Plan was approved by shareholders at the Company's 2025 Annual Meeting of Shareholders held on April 22, 2025, and no further awards will be granted under the 2016 Plan. We have stock-based employee compensation plans with awards outstanding under the 2016 Plan, the 2025 Plan, and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. The Plans are intended to advance our long-term success by encouraging stock ownership among key employees and the Board of Directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), other share-based awards, performance share units ("PSU"), performance units, or performance cash.
Restricted Stock, Restricted Stock Units, and Performance Share Units
The 2025 Plan permits the award of RSAs, RSUs, or PSUs to directors and key employees responsible for the management, growth and protection of our business.
RSUs granted to employees under the 2025 and 2016 Plans generally vest either in full upon three years from the date of grant or on a pro rata basis over a three-year term. RSUs granted to employees are converted into shares of our common stock at vesting or may be settled in cash upon vesting. The RSAs and RSUs granted to directors under the 2025 and 2016 Plans generally vest in full upon one year from the date of grant. RSAs are legally issued common stock at the time of grant, with certain restrictions placed on them. RSUs granted to directors are converted into shares of our common stock at the time of the director's retirement. The fair value of RSAs and RSUs that vest solely based on continued service under the Plan is determined by the product of the number of shares granted and the grant date market price of our common stock.
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
At December 31, 2025 and 2024, the Company had $21.0 million and $25.0 million, respectively, recorded as liability-classified awards, which is included in accrued expense and other liabilities in the accompanying Consolidated Balance Sheets.
A summary of the 2025 RSA's, RSU's, and PSUs granted to certain executives, employees, and the Board of Directors is presented below (shares/units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms
2025	PSU	87	Three-year performance and service period ending in 2027
2025	RSU	161	Vest equally over three service periods ending in 2028
2025	RSU	12	One year service period ending in 2026
2025	RSA	2	One year service period ending in 2026
(1) PSUs presented are based on the target number of units for the original PSU grant.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Activity for our RSAs, RSUs, and PSUs is presented below (shares/units in thousands):

	PSUs		RSAs and RSUs		Total
(in thousands, except grant date values)	Number of Shares / Units	Weighted Average Grant Date Fair Value	Number of Shares / Units	Weighted Average Grant Date Fair Value	Number of Shares / Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	741	$45.04	297	$80.09	1,038	$55.07
Granted	62	$134.12	142	$124.89	204	$127.69
Performance adjustment(1)	49	$127.15	—	$—	49	$127.15
Vested	(305)	$62.10	(164)	$90.10	(469)	$71.91
Forfeited	—	$—	(7)	$99.74	(7)	$99.74
Balance, December 31, 2023	547	$99.64	268	$69.60	815	$139.72
Granted	63	$115.22	148	$123.37	211	$120.93
Performance adjustment(1)	68	$110.12	—	$—	68	$110.13
Vested	(343)	$68.11	(163)	$99.51	(506)	$78.25
Forfeited	—	$—	(12)	$122.46	(12)	$122.46
Balance, December 31, 2024	335	$60.83	241	$110.48	576	$81.58
Granted	87	$111.83	175	$120.45	262	$117.59
Performance adjustment(1)	24	$134.12	—	$—	24	$134.12
Vested	(293)	$67.90	(178)	$103.97	(471)	$81.52
Forfeited	—	$—	(8)	$123.30	(8)	$123.30
Balance, December 31, 2025	153	$15.32	230	$117.49	383	$76.64
(1)Adjustment to number of target units awarded for PSUs based on achievement of underlying performance goals.
The fair value of shares and units vested was $48.8 million in 2025, $69.7 million in 2024, and $55.0 million in 2023.
A summary of total unrecognized stock-based compensation expense related to RSAs, RSUs, and PSUs (based on current performance estimates), on December 31, 2025, is presented below:

(in millions, except years)	December 31, 2025	Weighted Average Remaining Vesting Period (Years)
Unrecognized expense:
RSU & RSA	$7.2	1.30
PSU	1.0	1.44
Total	$8.2	1.33
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
11. DEBT
The following table presents our total debt outstanding:

(in millions)	December 31, 2025	December 31, 2024
Term Loan B-1 due 2028	$285.8	$288.8
Term Loan A due 2029	1,112.3	1,172.4
Revolver	657.0	377.5
2027 Senior Notes	600.0	600.0
2028 Senior Notes	700.0	700.0
2030 Senior Notes	1,200.0	1,200.0
2031 Senior Notes	600.0	600.0
Total debt	5,155.1	4,938.7
Current maturities of long-term debt	(63.1)	(63.1)
Unamortized premium and deferred finance charges	(24.9)	(31.5)
Total debt, net of current maturities and costs	$5,067.1	$4,844.1
Credit Agreement
At December 31, 2025, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $285.8 million senior secured term loan B-1 due 2028 (the "Term Loan B-1"), $1.1 billion senior secured term loan A due 2029 (the "Term Loan A"), and $100.0 million swing line commitment. Certain amendments to the Credit Agreement entered into during 2023, 2024, and 2025 are described below.
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
On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier "springing maturity" if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt's stated maturity date, and (ii) amend certain other provisions of the Credit Agreement. The Company has $4.4 million of capitalized unamortized debt issuance costs associated with the Term Loan A which are being amortized as interest expense over the remainder of the term.
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of December 31, 2025, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $534.8 million available borrowing capacity, after consideration of $8.2 million in outstanding letters of credit, under the Revolver as of December 31, 2025.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended December 31, 2025, the Company's commitment fee rate was 0.25%.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
year, and transactions with affiliates. The Credit Agreement also contains financial covenants providing for the maintenance of a maximum consolidated secured net leverage ratio and maintenance of a minimum consolidated interest coverage ratio.

	Actual as of December 31, 2025	Requirement
Interest coverage ratio	3.9 to 1.0	> 2.5 to 1.0
Consolidated total secured net leverage ratio	1.4 to 1.0	< 4.0 to 1.0
The Company was compliant with all applicable covenants on December 31, 2025.
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
The Company may redeem some or all the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
The Company may redeem some or all the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
Future aggregate maturities of total debt are as follows (in millions):

Years Ended December 31,

2026	$63.1
2027	663.1
2028	1,039.9
2029	1,589.0
2030	1,200.0
Thereafter	600.0
Total	$5,155.1
The Company is exploring options to fund upcoming senior note maturities through a combination of cash on hand, cash generated from operations, available capacity under its revolving credit facility, and capital markets to fund the obligation. Access to capital markets and the terms under which we would fund the obligations are subject to our ability to access the market and other market conditions.
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of December 31, 2025, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $255.3 million. The revenue we expect to recognize on these remaining performance obligations is $70.8 million in 2026, $60.2 million in 2027, $35.6 million in 2028, and the remainder thereafter.
As of December 31, 2025, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
Contract assets were not material as of December 31, 2025 and 2024.
Contract liabilities were $79.7 million as of December 31, 2025 and $81.5 million as of December 31, 2024. Contract liabilities are included in current deferred revenue, non-current deferred revenue, and accrued expense and other current liabilities in the accompanying Consolidated Balance Sheets. Contract liabilities primarily relate to our Live and Historical Racing segment. The decrease in contract liabilities from December 31, 2024 to December 31, 2025 was primarily due to the recognition of revenue for fulfilled performance obligations. We recognized $61.2 million of revenue during the year ended December 31, 2025 that

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
was included in the contract liabilities balance on December 31, 2024. We recognized $76.1 million of revenue during the year ended December 31, 2024 that was included in the contract liabilities balance on December 31, 2023.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$262.4	$259.5	$205.8
Louisville	217.1	209.1	189.0
Northern Kentucky	113.2	98.9	85.8
Southwestern Kentucky	168.3	158.3	147.8
Western Kentucky	68.7	28.8	31.8
Virginia	546.1	458.2	375.4
New Hampshire	18.9	12.8	11.7
Total Live and Historical Racing	$1,394.7	$1,225.6	$1,047.3

Wagering Services and Solutions:	$488.2	$469.5	$444.9

Gaming:
Florida	$97.9	$100.2	$100.7
Iowa	93.9	93.3	96.0
Indiana	129.9	96.6	—
Louisiana	131.4	150.2	145.6
Maine	106.5	106.0	114.1
Maryland	99.3	101.8	106.9
Mississippi	93.5	98.7	100.9
New York	184.5	183.0	180.5
Pennsylvania	106.0	109.3	123.9
Total Gaming	$1,042.9	$1,039.1	$968.6
All Other	0.1	0.1	0.9
Net revenue from external customers	$2,925.9	$2,734.3	$2,461.7

Intercompany net revenues:
Live and Historical Racing	$47.7	$41.4	$37.3
Wagering Services and Solutions	38.1	31.2	13.5
Gaming	6.4	6.3	6.0
All Other	8.6	6.5	—
Eliminations	(100.8)	(85.4)	(56.8)
Intercompany net revenue	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$98.3	$367.2	$26.0	$491.5	$—	$491.5
Historical racing(a)	1,003.4	—	13.7	1,017.1	—	1,017.1
Racing event-related services	183.6	—	1.4	185.0	—	185.0
Gaming(a)	14.1	19.7	883.9	917.7	—	917.7
Other(a)	95.3	101.3	117.9	314.5	0.1	314.6
Total	$1,394.7	$488.2	$1,042.9	$2,925.8	$0.1	$2,925.9

	Year Ended December 31, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$91.3	$352.2	$26.4	$469.9	$—	$469.9
Historical racing(a)	854.9	—	37.0	891.9	—	891.9
Racing event-related services	188.0	—	6.6	194.6	—	194.6
Gaming(a)	12.6	17.3	856.0	885.9	—	885.9
Other(a)	78.8	100.0	113.1	291.9	0.1	292.0
Total	$1,225.6	$469.5	$1,039.1	$2,734.2	$0.1	$2,734.3

	Year Ended December 31, 2023
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$81.9	$359.7	$26.6	$468.2	$—	$468.2
Historical racing(a)	739.1	—	28.6	767.7	—	767.7
Racing event-related services	145.9	—	6.4	152.3	—	152.3
Gaming(a)	11.4	17.3	803.5	832.2	—	832.2
Other(a)	69.0	67.9	103.5	240.4	0.9	241.3
Total	$1,047.3	$444.9	$968.6	$2,460.8	$0.9	$2,461.7
(a)Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in Other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $60.8 million in 2025, $56.0 million in 2024, and $50.9 million in 2023.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
13. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

	December 31,
(in millions)	2025	2024
Trade receivables	$34.5	$37.3
Simulcast and online wagering receivables	34.5	40.2
Other receivables	29.7	26.1
	98.7	103.6
Allowance for credit losses	(5.2)	(4.9)
Total	$93.5	$98.7
We recognized credit loss expense of $2.5 million in 2025, $2.8 million in 2024 and $2.9 million in 2023.
Other current assets

	December 31,
(in millions)	2025	2024
Inventory	$11.9	$11.6
Prepaid technology costs	7.4	6.4
Prepaid insurance and taxes	6.5	7.7
Other prepaid costs	14.1	16.0
Insurance deposits and other	4.3	4.7
Total	$44.2	$46.4
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2025	2024
Account wagering deposits liability	$67.7	$63.1
Accrued salaries and related benefits	54.8	57.7
Purses payable	40.0	35.4
Accrued interest	47.8	48.2
Accrued fixed assets	27.0	42.7
Accrued gaming liabilities	34.9	35.3
Accrued insurance	14.8	13.1
Accrued property taxes	14.5	9.7
Current lease liabilities	8.4	8.7
Other	90.6	88.1
Total	$400.5	$402.0
14. REDEEMABLE NONCONTROLLING INTEREST
In April 2024, the Company closed on the sale of 49% of United Tote, a wholly owned subsidiary of CDI, to NYRA Content Management Solutions, LLC ("NYRA"), a subsidiary of the New York Racing Association, Inc. NYRA's interest includes certain embedded redemption features, such as a put right, that are not exclusively within the Company’s control. NYRA's interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity on the Company’s Consolidated Balance Sheets.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
In August 2025, the Company closed on the purchase of 90% of the outstanding equity interest of Casino Salem, a joint venture with SL Salem, LLC and JPF Casino Enterprises, LLC (collectively, the "Casino Salem Minority Interest Holders"). The Casino Salem Minority Interest Holders' interests include certain embedded redemption features, such as put rights, that are not exclusively within the Company’s control. The Casino Salem Minority Interest Holders' interests are treated as redeemable noncontrolling interest and are not included in the permanent equity on the Company’s Consolidated Balance Sheets.
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

(in millions)
Balance, December 31, 2023	$—
Redeemable noncontrolling interest initial measurement	14.4
Net income attributable to redeemable noncontrolling interest	2.3
Redemption value adjustment	3.0
Balance, December 31, 2024	$19.7
Redeemable noncontrolling interest initial measurement	20.4
Net income attributable to redeemable noncontrolling interests	2.5
Redemption value adjustment	3.3
Minority holder contributions	0.2
Balance, December 31, 2025	$46.1
15. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of December 31, 2025 and 2024 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3% interest in Midwest Gaming Holdings, LLC ("Midwest Gaming"), the parent company of Rivers Des Plaines, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC owns 36.0% of Midwest Gaming, and (3) Casino Investors, LLC own 2.7% of Midwest Gaming. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing, and financing decisions. As a result, we account for Rivers Des Plaines using the equity method.
The Company’s investment in Midwest Gaming is presented at our initial cost of investment plus the Company's accumulated proportional share of income or loss, including depreciation/accretion of the difference in the historical basis of the Company’s contribution, less any distributions it has received. Following the point at which the Company gained 61.3% interest in Midwest Gaming, the carrying value of the Company's investment was $835.0 million higher than the Company’s underlying equity in the net assets of Midwest Gaming. This equity method basis difference was comprised of $853.7 million related to goodwill and indefinite-lived intangible assets, $(13.7) million related to non-depreciable land, $(9.5) million related to buildings that will be accreted into income over a weighted average useful life of 35.3 years, and $4.5 million related to personal property that will be depreciated over a weighted average useful life of 3.7 years. As of December 31, 2025, the net aggregate basis difference between the Company’s investment in Midwest Gaming and the amounts of the underlying equity in net assets was $833.2 million.
We also recognized a $103.2 million deferred tax liability and a corresponding increase in our investment in unconsolidated affiliates related to an entity we acquired in conjunction with our acquisition of the Clairvest ownership stake in Midwest Gaming.
Our investment in Rivers Des Plaines was $572.4 million as of December 31, 2025 and $547.1 million as of December 31, 2024. The Company received distributions from Rivers Des Plaines of $68.5 million in 2025, $92.2 million in 2024 and $111.1 million in 2023.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Miami Valley Gaming
The Company owns 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest. Since both we and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $112.2 million as of December 31, 2025 and $114.1 million as of December 31, 2024. The Company received distributions from MVG of $47.5 million in 2025, $46.5 million in 2024 and $44.0 million in 2023.
Summarized Financial Results for our Unconsolidated Affiliates
The financial results for our unconsolidated affiliates are summarized below. The summarized income statement information for 2025 and 2024 and summarized balance sheet information as of December 31, 2025 and 2024 includes the following equity investments: MVG and Rivers Des Plaines.

	December 31,
(in millions)	2025	2024
Assets
Current assets	$108.8	$100.5
Property and equipment, net	314.5	325.6
Other assets, net	265.4	267.5
Total assets	$688.7	$693.6

Liabilities and Members' Deficit
Current liabilities	$88.9	$89.9
Long-term debt	802.5	839.8
Other liabilities	0.4	1.7
Members' deficit	(203.1)	(237.8)
Total liabilities and members' deficit	$688.7	$693.6

	Years Ended December 31,
(in millions)	2025	2024	2023
Net revenue	$843.0	$851.5	$864.8
Operating and SG&A expense	533.4	528.5	534.0
Depreciation and amortization	24.4	27.0	23.8
Operating income	285.2	296.0	307.0
Interest and other expense, net	(41.4)	(44.2)	(43.9)
Net income	$243.8	$251.8	$263.1

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
The components of total lease cost were as follows:

	Years Ended December 31,
(in millions)	2025	2024
Short-term lease cost (a) (b)	$23.6	$21.0
Operating lease cost (b)	7.9	9.5
Finance lease interest expense	1.8	2.3
Finance lease amortization expense (b)	3.7	4.2
Total lease cost	$37.0	$37.0
(a)Includes leases with terms of one year or less.
(b)Includes variable lease costs, which were not material.
Supplemental cash flow information related to leases are as follows:

	Years Ended December 31,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.8	$6.5
Operating cash flows from finance leases	1.8	2.1
Financing cash flows from finance leases	2.9	2.6

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$17.6	$6.0
Finance leases	—	3.6
Other information related to operating leases was as follows:

	December 31,
Weighted Average Remaining Lease Term	2025	2024
Operating leases	11.2 years	5.7 years
Finance leases	8.6 years	10.4 years

Weighted Average Discount Rate
Operating leases	5.1%	4.6%
Finance leases	4.8%	4.9%

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
As of December 31, 2025, the future undiscounted cash flows associated with the Company's operating and financing lease liabilities were as follows:

(in millions)
Years Ended December 31,	Operating Leases	Finance Leases
2026	$6.9	$3.9
2027	6.3	4.0
2028	5.0	4.0
2029	4.1	4.1
2030	3.7	4.2
Thereafter	28.3	13.7
Total future minimum lease payments	54.3	33.9
Less: Imputed interest	15.3	6.1
Present value of lease liabilities	$39.0	$27.8

Reported lease liabilities as of December 31, 2025
Accrued expense and other current liabilities (current maturities of leases)	$5.7	$2.7
Other liabilities (non-current maturities of leases)	33.3	25.1
Present value of lease liabilities	$39.0	$27.8

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
Other Retirement Plans
We have a profit-sharing plan for all employees with three months or more of service who are not otherwise participating in an associated profit-sharing plan. We match contributions made by employees up to 3% of the employee’s annual compensation and match at 50% any contributions made by the employee up to an additional 2% of compensation with certain limits. We may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. Our cash contribution to the plan was $7.3 million in 2025, $6.5 million in 2024, and $5.1 million in 2023.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$87.9	$87.9	$87.9	$—	$—
Financial liabilities:
Term Loan B-1	284.2	285.8	—	285.8	—
Term Loan A	1,107.9	1,112.3	—	1,112.3	—
Revolver	657.0	657.0	—	657.0	—
2027 Senior Notes	598.7	598.7	—	598.7	—
2028 Senior Notes	699.3	696.1	—	696.1	—
2030 Senior Notes	1,190.2	1,211.0	—	1,211.0	—
2031 Senior Notes	593.0	621.9	—	621.9	—

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$77.2	$77.2	$77.2	$—	$—
Financial liabilities:
Term Loan B-1	286.8	288.8	—	288.8	—
Term Loan A	1,166.7	1,172.4	—	1,172.4	—
Revolver	377.5	377.5	—	377.5	—
2027 Senior Notes	597.6	593.2	—	593.2	—
2028 Senior Notes	699.0	675.2	—	675.2	—
2030 Senior Notes	1,187.9	1,172.6	—	1,172.6	—
2031 Senior Notes	591.7	605.2	—	605.2	—
19. CONTINGENCIES
We are involved in litigation arising in the ordinary course of conducting business. We carry insurance for workers' compensation claims from our employees and general liability for claims from independent contractors, customers, and guests. We are self-insured up to an aggregate stop loss for our general liability and workers' compensation coverages.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
20. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Years Ended December 31,
(in millions, except per share data)	2025	2024	2023
Numerator for basic net income per common share:
Net income attributable to Churchill Downs Incorporated	$383.0	$426.8	$417.3
Adjustments related to redeemable noncontrolling interests	3.3	3.0	—
Net income attributable to common shareholders	$379.7	$423.8	$417.3

Denominator for net income per common share:
Basic	71.4	74.0	75.2
Plus dilutive effect of stock awards	0.4	0.6	0.9
Diluted	71.8	74.6	76.1

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$5.32	$5.73	$5.55
Diluted net income	$5.29	$5.68	$5.49
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
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
•Gaming
The Gaming segment includes revenue and expenses for the wholly owned casino properties and associated racetrack facilities. The Gaming segment also includes our share of our equity investments in Illinois and Ohio.
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
•Asset impairments, net;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries, and expenses
The property associated with Arlington International Racecourse ("Arlington") was sold on February 15, 2023 to the Chicago Bears. Arlington's results and exit costs in 2023 are treated as an adjustment.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The tables below present net revenue from external customers, intercompany revenue from each of our segments, Adjusted EBITDA by segment, and reconciliation of net income to Adjusted EBITDA. Refer to Note 12, Revenue from Contracts with Customers to see intercompany revenues by segment.
Net revenue from external customers by segment is comprised of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Live and Historical Racing	$1,394.7	$1,225.6	$1,047.3
Wagering Services and Solutions	488.2	469.5	444.9
Gaming	1,042.9	1,039.1	968.6
All Other	0.1	0.1	0.9
Net Revenue	$2,925.9	$2,734.3	$2,461.7

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
Adjusted EBITDA by segment is comprised of the following:

	Year Ended December 31, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenue	$1,442.4	$526.3	$1,049.3

Pari-mutuel taxes and purses	(349.4)	(22.0)	(36.2)
Gaming taxes	(7.5)	(2.3)	(308.7)
Marketing and advertising	(56.8)	(9.6)	(35.0)
Salaries and benefits	(142.9)	(34.9)	(170.4)
Content expense	(6.3)	(210.2)	(8.6)
Selling, general and administrative expense	(43.2)	(18.1)	(44.4)
Maintenance, insurance and utilities	(44.4)	(4.1)	(39.6)
Gaming equipment rental and technology costs	(51.6)	(3.1)	(17.4)
Food and beverage costs	(15.0)	—	(16.4)
Other operating expense(1)	(92.3)	(45.3)	(68.3)
Equity in income of unconsolidated affiliates	—	—	178.1
Other income	4.0	0.6	0.6

Adjusted EBITDA	$637.0	$177.3	$483.0

	Year Ended December 31, 2024
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenue	$1,267.0	$500.7	$1,045.4

Pari-mutuel taxes and purses	(300.0)	(19.7)	(43.5)
Gaming taxes	(5.7)	(2.4)	(291.6)
Marketing and advertising	(42.1)	(8.9)	(35.4)
Salaries and benefits	(127.0)	(32.8)	(164.6)
Content expense	(6.4)	(205.8)	(8.5)
Selling, general and administrative expense	(40.1)	(15.5)	(46.1)
Maintenance, insurance and utilities	(46.5)	(4.2)	(42.1)
Gaming equipment rental and technology costs	(41.6)	(3.5)	(15.4)
Food and beverage costs	(12.9)	—	(16.7)
Other operating expense(1)	(70.6)	(42.6)	(62.9)
Equity in income of unconsolidated affiliates	—	—	186.4
Other income	0.5	0.3	1.9

Adjusted EBITDA	$574.6	$165.6	$506.9

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenue	$1,084.6	$458.4	$974.6

Pari-mutuel taxes and purses	(262.5)	(19.9)	(39.2)
Gaming taxes	(5.2)	(2.7)	(283.6)
Marketing and advertising	(37.6)	(9.8)	(35.4)
Salaries and benefits	(107.0)	(29.3)	(146.0)
Content expense	(6.5)	(205.1)	(8.8)
Selling, general and administrative expense	(31.9)	(12.4)	(42.7)
Maintenance, insurance and utilities	(43.2)	(3.8)	(40.0)
Gaming equipment rental and technology costs	(48.7)	(3.7)	(15.6)
Food and beverage costs	(11.3)	—	(14.9)
Other operating expense(1)	(56.6)	(40.6)	(53.2)
Equity in income of unconsolidated affiliates	—	—	191.6
Other income	1.3	1.0	1.8

Adjusted EBITDA	$475.4	$132.1	$488.6
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2025	2024	2023
Reconciliation of Net Income to Adjusted EBITDA:

Net income attributable to Churchill Downs Incorporated	$383.0	$426.8	$417.3
Net income attributable to noncontrolling interests	2.5	2.3	—
Net income	385.5	429.1	417.3

Adjustments:
Depreciation and amortization	233.1	199.1	169.0
Interest expense	297.7	289.8	268.4
Income tax provision	146.9	144.1	144.5
Stock-based compensation expense	30.2	36.1	32.9
Legal reserves	—	—	(1.2)
Pre-opening expenses	11.7	29.6	18.6
Arlington exit costs	—	—	9.4
Other expense, net	10.1	4.2	7.0
Transaction expense (benefit), net	5.1	(12.1)	4.8
Asset impairments, net	47.5	3.9	24.6
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	38.6	42.0	40.2
Rivers Des Plaines' legal reserves and transactions costs	—	0.3	—
Other charges and recoveries, net	(1.1)	(6.9)	2.4
Gain on sale of assets	—	—	(114.0)
Total adjustments	819.8	730.1	606.6
Adjusted EBITDA	$1,205.3	$1,159.2	$1,023.9

Adjusted EBITDA by segment:
Live and Historical Racing	$637.0	$574.6	$475.4
Wagering Services and Solutions	177.3	165.6	132.1
Gaming	483.0	506.9	488.6
Total segment Adjusted EBITDA	1,297.3	1,247.1	1,096.1
All Other	(92.0)	(87.9)	(72.2)
Total Adjusted EBITDA	$1,205.3	$1,159.2	$1,023.9

Churchill Downs Incorporated
Notes to Consolidated Financial Statements
The table below presents total capital expenditures for each of our segments:

	Years Ended December 31,
(in millions)	2025	2024	2023
Capital expenditures:
Live and Historical Racing	$216.9	$385.4	$461.1
Wagering Services and Solutions	22.7	19.0	14.6
Gaming	29.9	130.0	188.1
Total segment capital expenditures	269.5	534.4	663.8
All Other	5.4	12.6	12.7
Total capital expenditures	$274.9	$547.0	$676.5

Our chief operating decision maker does not review disaggregated assets by segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.
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
In the ordinary course of business, we may enter into transactions with certain of our officers and directors for the sale of personal seat licenses, suite accommodations, and tickets for our live racing events. We believe that each such transaction has been on terms no less favorable for us than could have been obtained in a transaction with a third-party, and no officer or director received any extra or special benefit in connection with such transactions.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Churchill Downs Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of the Acquired Casino Salem Gaming Rights Intangible Asset
As described in Note 3 to the consolidated financial statements, on August 27, 2025, the Company completed its acquisition of 90% of Casino Salem for a base purchase price of $180.0 million. Management recorded a $196.6 million indefinite-lived gaming rights intangible asset, which represented the fair value of the gaming rights at the date of acquisition. The fair value of the gaming rights acquired was determined using the Greenfield Method, which is an income approach methodology. The estimated future revenue, future operating expenses, start-up costs, and discount rate were the primary inputs in the valuation.
The principal considerations for our determination that performing procedures relating to the valuation of the acquired Casino Salem gaming rights intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Casino Salem gaming rights intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated future revenue, future operating expenses, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for an asset acquisition, including controls over management’s valuation of the Casino Salem gaming rights intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the Casino Salem gaming rights intangible asset acquired; (iii) evaluating the appropriateness of the Greenfield Method used by management; (iv) testing the completeness and accuracy of the underlying data used in the Greenfield Method; and (v) evaluating the reasonableness of the significant assumptions used by management related to estimated future revenue, future operating expenses, and discount rate. Evaluating management’s assumptions related to estimated future revenue and future operating expenses involved considering (i) the current and past performance of similar casino properties; (ii) the consistency with economic and industry forecasts; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Greenfield Method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 25, 2026

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013) management has concluded that Churchill Downs Incorporated's internal control over financial reporting was effective as of December 31, 2025.

/s/ William C. Carstanjen	/s/ Marcia A. Dall	/s/ Jon E. Rauch
William C. Carstanjen	Marcia A. Dall	Jon E. Rauch
Chief Executive Officer	Executive Vice President and	Vice President and
February 25, 2026	Chief Financial Officer	Chief Accounting Officer
	February 25, 2026	February 25, 2026
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to our directors and audit committee is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.
We have adopted a Code of Conduct that applies to all directors, employees, and officers, including our Chief Executive Officer, Chief Financial Officer and principal financial officers. This Code of Conduct is available on our corporate website, www.churchilldownsincorporated.com, under the "Governance" subheading of the "Investors" heading and is also available to shareholders upon request.
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
Information about our Executive Officers

	Age as of	Principal Occupation for the Past Five Years and Position with Churchill Downs Incorporated
Name	2/25/2026

William C. Carstanjen	58	Chief Executive Officer since August 2014; President and Chief Operating Officer from March 2011 to August 2014.

William E. Mudd	54	President and Chief Operating Officer since October 2015; President and Chief Financial Officer from August 2014 to October 2015; Executive Vice President and Chief Financial Officer from October 2007 to August 2014.

Marcia A. Dall	62	Executive Vice President and Chief Financial Officer since October 2015; Executive Vice President and Chief Financial Officer of Erie Insurance Group and Erie Indemnity Company, a public corporation (Nasdaq: ERIE), from March 2009 through October 2015.

Bradley K. Blackwell	54	Executive Vice President, General Counsel and Secretary since March 2017; Vice President, Operations from February 2015 to March 2017; Vice President, Legal from April 2011 to February 2015; Vice President, Legal and Regulatory Affairs for TwinSpires from January 2007 to May 2011; Corporate Counsel from April 2005 to December 2007.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025; provided, that the Compensation Committee Report will not be deemed to be "filed" with this Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners and management and related shareholder matters is with respect to securities authorized for issuance under equity compensation plans incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to transactions with related persons and director independence matters is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item with respect to principal accounting fees and services is incorporated by reference to the definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended 2025, 2024 and 2023 are included in Part II, Item 8:
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
	(3)	For the list of required exhibits, see exhibit index.	95
(b)		Exhibits	95
		See exhibit index.
(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Numbers	Description	By Reference To

2.1	Purchase Agreement, dated as of February 18, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed February 22, 2022

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 2, 2022, by and between Peninsula Pacific Entertainment Intermediate Holdings LLC and Churchill Downs Incorporation	Exhibit 2.1 to Current Report on Form 8-K filed September 6, 2022

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Churchill Downs Incorporated effective as of the close of business on May 19, 2023	Exhibit 3.1 to Current Report on Form 8-K filed on April 25, 2023

3.2	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended and restated on January 25, 2019	Exhibit 3.2 to Current Report on Form 8-K filed January 17, 2019

3.3	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended October 25, 2022	Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2022

4.1	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

4.2	Indenture, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed December 27, 2017

4.3	Indenture, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 26, 2019

4.4	Second Supplemental Indenture, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to Current Report on Form 8-K filed March 18, 2021

4.5	Indenture, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and U.S. Bank National Association as trustee	Exhibit 4.1 to Current Report on Form 8-K filed April 14, 2022

4.6	Registration Rights Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed December 27, 2017

4.7	Registration Rights Agreement, dated as of March 25, 2019, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities, LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 26, 2019

4.8	Registration Rights Agreement, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the guarantors party thereto and J.P. Morgan Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed March 18, 2021

4.9	Registration Rights Agreement, dated April 13, 2022, by and between CDI Escrow Issuer, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed April 14, 2022

4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed February 21, 2024

4.11	Indenture dated as of April 25, 2023 among, CDI, the Guarantors and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to Current Report on Form 8-K filed on April 25, 2023

4.12	Registration Rights Agreement dated April 25, 2023 by and among CDI, the Guarantors (stated therein) and J.P. Morgan Securities, LLC, as representative of the initial purchasers	Exhibit 4.2 to Current Report on Form 8-K filed on April 25, 2023

Numbers	Description	By Reference To
4.13	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of March 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.3 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.14	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.4 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.15	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.5 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.16	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.6 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.17	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 5.50% Senior Unsecured Notes due 2027, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.7 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.18	First Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of December 12, 2018, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.8 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.19	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of March 17, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.9 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.20	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated May 19, 2021, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank National Association	Exhibit 4.10 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.21	Fourth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 5, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.11 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.22	Fifth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of October 26, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.12 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.23	Sixth Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.13 to Quarterly Report on Form 10-Q filed on July 26, 2023

Numbers	Description	By Reference To
4.24	Seventh Supplemental Indenture relating to Churchill Downs Incorporated’s 4.75% Senior Unsecured Notes due 2028, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.14 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.25	First Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.15 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.26	Second Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of November 1, 2022, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.16 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.27	Third Supplemental Indenture relating to Churchill Downs Incorporated’s 5.750% Senior Unsecured Notes due 2030, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.17 to Quarterly Report on Form 10-Q filed on July 26, 2023

4.28	First Supplemental Indenture relating to Churchill Downs Incorporated’s 6.750% Senior Unsecured Notes due 2031, dated as of May 1, 2023, by and among Churchill Downs Incorporated, the Guarantors (stated therein) and U.S. Bank Trust Company National Association	Exhibit 4.18 to Quarterly Report on Form 10-Q filed on July 26, 2023

10.1	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan effective December 1, 1998†	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed March 31, 1999

10.2	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed May 15, 2001

10.3	2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

10.4	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

10.5	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007†	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed August 7, 2007

10.6	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)†	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.7	Third Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2019

10.8	Fourth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.8 to Annual Report on Form 10-K filed February 22, 2023

10.9	Fifth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.9 to Annual Report on Form 10-K filed February 22, 2023

10.10	Sixth Amendment to the 2005 Churchill Downs Incorporated Deferred Compensation Plan†	Exhibit 10.10 to Annual Report on Form 10-K filed February 22, 2023

10.11	Churchill Downs Incorporated Restricted Stock Unit Deferred Compensation Plan†	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2019

10.12	Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan†	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2016

Numbers	Description	By Reference To
10.13	Form of Performance Share Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2018

10.14	Form of Restricted Stock Unit Agreement pursuant to the 2016 Omnibus Stock Incentive Plan by and between Churchill Downs Incorporated and each of William C. Carstanjen and William E. Mudd†	Exhibit 10.2 to Current Report on Form 8-K filed November 5, 2018

10.15	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008†	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 4, 2009

10.16	Churchill Downs Incorporated Executive Annual Incentive Plan, effective January 1, 2013†	Exhibit A to Schedule 14A filed May 3, 2012

10.17	Churchill Downs Incorporated 2022 Executive Annual Incentive Plan, effective as of January 1, 2022†	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2022

10.18	Form of Churchill Downs Incorporated Non-Employee Director Restricted Share Units Agreement†	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed August 3, 2016

10.19	First Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan†	Exhibit B to Schedule 14A filed March 29, 2016

10.20	Churchill Downs Incorporated Senior Vice President, Vice President & Other Key Employee Severance Policy (Amended Effective as of December 1, 2015)†	Exhibit 10.26 to Annual Report on Form 10-K filed February 22, 2023

10.21	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William C. Carstanjen†	Exhibit 10.3 to Current Report on Form 8-K filed November 5, 2018

10.22	Executive Change in Control, Severance and Indemnity Agreement, dated as of October 30, 2018, by and between Churchill Downs Incorporated and William E. Mudd†	Exhibit 10.4 to Current Report on Form 8-K filed November 5, 2018

10.23	Executive Change in Control, Severance and Indemnity Agreement, dated as of July 26, 2022, by and between Churchill Downs Incorporated and Brad Blackwell†	Exhibit 10.32 to Annual Report on Form 10-K filed February 22, 2023

10.24	Lease Agreement, dated as of January 1, 2002, by and between the City of Louisville, Kentucky and Churchill Downs Incorporated	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

10.25	Class Action Settlement Agreement, dated as of July 24, 2020, by and between Kater et al. and Churchill Downs Incorporated et al.	Exhibit 10(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed February 24, 2021

10.26	Credit Agreement, dated as of December 27, 2017, by and among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	Exhibit 4.3 to Current Report on Form 8-K filed December 27, 2017

10.27	First Amendment to Credit Agreement, dated March 16, 2020, among Churchill Downs Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2020

10.28	Second Amendment to Credit Agreement, dated April 28, 2020, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders party thereto, and JPMorgan Chase Bank, N.A., and PNC Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2020

Numbers		Description	By Reference To
	10.29	Third Amendment to Credit Agreement, dated February 1, 2021, among Churchill Downs Incorporated, the subsidiary guarantors and the lenders parties thereto, and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to Current Report on Form 8-K filed February 2, 2021

	10.30	Incremental Joinder Agreement No. 1, dated March 17, 2021, among Churchill Downs Incorporated, the credit parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2021

	10.31	Fourth Amendment to Credit Agreement, dated April 13, 2022, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JP Morgan Chase Bank N.A., as agent	Exhibit 10.01 to Current Report on Form 8-K filed April 14, 2022

	10.32	Fifth Amendment to Credit Agreement, Dated March 20, 2023, by and among Churchill Downs Incorporated, the credit parties party thereto, the Lenders party thereto and JP Morgan Chase Bank N.A., as agent	Exhibit 10.02 to Quarterly Report on Form 10-Q filed April 26, 2023

	10.33	Sixth Amendment to Credit Agreement, dated July 3, 2024, by and among Churchill Downs Incorporated, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 10.01 to Current Report on Form 8-K filed July 3, 2024

	10.34	Seventh Amendment to Credit Agreement, dated February 14, 2025, by and among Churchill Downs Incorporated, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and fronting lender	Exhibit 10.01 to Current Report on Form 8-K filed February 14, 2025

	10.35	Form of Churchill Downs Incorporated Non-Employee Director Restricted Stock Agreement†	Exhibit 10.01 to Quarterly Report on Form 10-Q filed on July 24, 2024

	10.36	Second Amended and Restated Churchill Downs Incorporated 2000 Employee Stock Purchase Plan (Effective, as Amended and Restated, August 1, 2024)	Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on October 23, 2024

	10.37	Amended and Restated Churchill Downs Incorporated Equity Award Deferral Plan (Effective December 31, 2024)†	Exhibit 10.38 to Annual Report on Form 10-K filed February 20, 2024

	10.38	Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan†	Exhibit 10.1 to the Current Report on Form 8-K filed April 22, 2025

	19	Churchill Downs Incorporated Insider Trading Policy	Exhibit 19 to Annual Report on Form 10-K filed February 20, 2024

	21	Subsidiaries of the Registrant**

	23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm**

	31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))***

	97	Churchill Downs Incorporated Policy on Recoupment of Incentive Compensation	Exhibit 97 to Annual Report on Form 10-K filed February 21, 2024

101	INS	Inline XBRL Instance Document**

101	SCH	Inline XBRL Taxonomy Extension Schema Document**

Numbers		Description	By Reference To
101	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

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
February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Carstanjen	/s/ William E. Mudd	/s/ Marcia A. Dall
William C. Carstanjen	William E. Mudd	Marcia A. Dall
Chief Executive Officer	President and	Executive Vice President and
February 25, 2026	Chief Operating Officer	Chief Financial Officer
(Director and Principal Executive	February 25, 2026	February 25, 2026
Officer)		(Principal Financial and
Accounting Officer)

/s/ R. Alex Rankin	/s/ Karole F. Lloyd	/s/ Andréa Carter
R. Alex Rankin	Karole F. Lloyd	Andréa Carter
February 25, 2026	February 25, 2026	February 25, 2026
(Chairman of the Board)	(Director)	(Director)

/s/ Paul C. Varga	/s/ Douglas C. Grissom	/s/ Daniel P. Harrington
Paul C. Varga	Douglas C. Grissom	Daniel P. Harrington
February 25, 2026	February 25, 2026	February 25, 2026
(Director)	(Director)	(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charged to Expense	Deductions	Balance End of Year
Allowance for credit losses:
December 31, 2025	$4.9	$2.5	$(2.2)	$5.2
December 31, 2024	5.0	3.5	(3.6)	4.9
December 31, 2023	5.7	3.7	(4.4)	5.0

(in millions)	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
December 31, 2025	$4.6	$14.0	$(0.4)	$18.2
December 31, 2024	4.6	—	—	4.6
December 31, 2023	5.7	0.8	(1.9)	4.6