Form 10-Q
period 2026-03-31
Churchill Downs Inc
filed 2026-04-22
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at April 15, 2026 was 69,696,908 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2026	2025
Net revenue:
Live and Historical Racing	$297	$273
Wagering Services and Solutions	109	107
Gaming	257	263
All Other	—	—
Total net revenue	663	643
Operating expense:
Live and Historical Racing	199	190
Wagering Services and Solutions	68	67
Gaming	188	192
All Other	5	4
Selling, general and administrative expense	59	55
Transaction expense, net	1	—
Total operating expense	520	508
Operating income	143	135
Other (expense) income:
Interest expense, net	(72)	(72)
Equity in income of unconsolidated affiliates	36	33
Miscellaneous, net	6	—
Total other (expense) income	(30)	(39)
Income from operations before provision for income taxes	113	96
Income tax provision	(30)	(19)
Net income	83	77
Net income attributable to noncontrolling interest	—	—
Net income and comprehensive income attributable to Churchill Downs Incorporated	$83	$77

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$1.16	$1.02

Diluted net income	$1.16	$1.02

Weighted average shares outstanding:
Basic	70	74
Diluted	70	74
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$200	$201
Restricted cash	91	88
Accounts receivable, net	99	93
Income taxes receivable	6	17
Other current assets	56	44
Total current assets	452	443
Property and equipment, net	2,910	2,919
Investment in and advances to unconsolidated affiliates	685	685
Goodwill	900	900
Other intangible assets, net	2,516	2,515
Other assets	22	23
Total assets	$7,485	$7,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$218	$184
Accrued expenses and other current liabilities	397	400
Current deferred revenue	158	55
Current maturities of long-term debt	63	63
Dividends payable	—	31
Total current liabilities	836	733
Long-term debt, net of current maturities and loan origination fees	1,783	1,986
Notes payable, net of debt issuance costs	3,082	3,081
Non-current deferred revenue	15	15
Deferred income taxes	539	520
Other liabilities	86	94
Total liabilities	6,341	6,429
Commitments and contingencies
Redeemable noncontrolling interest	48	46
Shareholders' equity:
Preferred stock	—	—
Common stock	3	—
Retained earnings	1,094	1,011
Accumulated other comprehensive loss	(1)	(1)
Total Churchill Downs Incorporated shareholders' equity	1,096	1,010

Total liabilities and shareholders' equity	$7,485	$7,485

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2025	70	$—	$1,011	$(1)	$1,010
Net income attributable to Churchill Downs Incorporated			83		83
Taxes paid related to net share settlement of stock awards		(3)			(3)
Stock-based compensation		4			4
Other		2			2
Balance, March 31, 2026	70	$3	$1,094	$(1)	$1,096

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2024	74	$—	$1,085	$(1)	$1,084
Net income attributable to Churchill Downs Incorporated			77		77
Repurchase of common stock	(1)	(1)	(89)		(90)
Taxes paid related to net share settlement of stock awards		(4)			(4)
Stock-based compensation		5			5
Balance, March 31, 2025	73	$—	$1,073	$(1)	$1,072
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$83	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	59
Distributions from unconsolidated affiliates	36	31
Equity in income of unconsolidated affiliates	(36)	(33)
Stock-based compensation	5	4
Deferred income taxes	19	—
Amortization of operating lease assets	2	2
Other	2	2
Changes in operating assets and liabilities:
Income taxes	11	19
Deferred revenue	103	94
Other assets and liabilities	14	(8)
Net cash provided by operating activities	295	247
Cash flows from investing activities:
Capital maintenance expenditures	(19)	(13)
Capital project expenditures	(40)	(67)
Other	(2)	—
Net cash used in investing activities	(61)	(80)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	245	220
Repayments of borrowings under long-term debt obligations	(449)	(251)
Payment of dividends	(31)	(31)
Repurchase of common stock	—	(87)
Taxes paid related to net share settlement of stock awards	(3)	(4)
Change in bank overdraft	6	5
Net cash used in financing activities	(232)	(148)
Net increase in cash, cash equivalents and restricted cash	2	19
Cash, cash equivalents and restricted cash, beginning of period	289	252
Cash, cash equivalents and restricted cash, end of period	$291	$271
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$43	$45
Cash paid for income taxes	—	1
Cash received from income tax refunds	—	1
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$17	$48
Right-of-use assets obtained in exchange for lease obligations in operating leases	—	6
Repurchase of common stock included in accrued expense and other current liabilities	—	6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
7

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. DESCRIPTION OF BUSINESS
Basis of Presentation
Churchill Downs Incorporated (the "Company" or "CDI") financial statements are presented in conformity with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP") or those normally made in our Annual Report on Form 10-K. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The following information is unaudited. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
In August 2025, the Company completed the acquisition of 90% of the outstanding equity interests of PPE Casino Resorts NH Holdings, LLC in Salem, New Hampshire ("Casino Salem"). The Company has assumed responsibility for the development of a charitable gaming, entertainment and dining destination at this location. Refer to Note 3, Acquisitions, and Note 11, Redeemable Noncontrolling Interest, for further information on the transaction.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
8

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
3. ACQUISITIONS
Casino Salem
On August 27, 2025, the Company completed its acquisition of 90% of the outstanding equity interests of Casino Salem (the "Salem Transaction") for a base purchase price of $180 million, and the transaction was treated as an asset acquisition because substantially all the value of the gross assets acquired was concentrated in the gaming rights. In conjunction with the acquisition, the Company recorded a $197 million indefinite-lived gaming rights intangible, which represented the fair value of the gaming rights at the date of acquisition.
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
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $900 million as of March 31, 2026 and December 31, 2025.
Other intangible assets are comprised of the following:

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$98	$(44)	$54	$96	$(42)	$54
Indefinite-lived intangible assets			2,462			2,461
Total			$2,516			$2,515
The Company is continuing to monitor the current economic conditions and the impacts on the results of operations of Presque Isle Downs and Casino ("Presque Isle") due to historical impairments recorded in prior periods related to the gaming rights and trademark. Future economic conditions could have a negative impact on the estimates and assumptions utilized in our asset impairment assessments. These potential impacts could increase the risk of a future impairment of assets at Presque Isle.

5. INCOME TAXES
The Company’s effective income tax rate of 26.7% for the three months ended March 31, 2026 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from the impact of state income taxes and non-deductible expenses.
The Company’s effective income tax rate of 19.4% for the three months ended March 31, 2025 was lower than the U.S. federal statutory rate of 21.0% primarily resulting from a $6 million benefit from the remeasurement of deferred income tax liabilities, as a result of certain entity classification elections that were made in the first quarter of 2025 that decreased income attributable to states with higher tax rates compared to prior year, partially offset by the impact of state income taxes and non-deductible expenses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $430 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at March 31, 2026, based on trade date.
On March 12, 2025, the Board of Directors of the Company approved a new common stock repurchase program of up to $500 million (the "March 2025 Stock Repurchase Program"). The March 2025 Stock Repurchase Program included and was not in addition to any unspent amount remaining under the prior authorizations from the 2021 Stock Repurchase Program. As described above, the March 2025 Stock Repurchase Program has since been replaced by the July 2025 Stock Repurchase Program.
During the three months ended March 31, 2026 and 2025, we repurchased the following shares under our stock repurchase programs:

	Three Months Ended March 31,
(in millions, except share data)	2026		2025
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
July 2025 Stock Repurchase Program	—	$—	—	$—
March 2025 Stock Repurchase Program	—	—	586,238	65
2021 Stock Repurchase Program	—	—	212,012	24
Total	—	$—	798,250	$89

7. STOCK-BASED COMPENSATION PLANS
On February 18, 2025, our Board of Directors approved the replacement of the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") with a new plan, the Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by shareholders at the Company's 2025 Annual Meeting of Shareholders held on April 22, 2025. We have stock-based employee compensation plans with awards outstanding under the 2016 Plan, the 2025 Plan and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. No further awards will be granted under the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $5 million for the three months ended March 31, 2026 and $4 million for the three months ended March 31, 2025. At March 31, 2026 and December 31, 2025, the Company had $11 million and $21 million, respectively, recorded as liability-classified awards, which are included in accrued expense and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026, the Company awarded RSUs to employees, as well as RSUs and PSUs to certain named executive officers ("NEOs"). The vesting criteria for the PSU awards granted in 2026 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs can be converted into shares of our common stock at the time the PSU award value is finalized.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the RSUs and PSUs granted during 2026 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2026	RSU	218	Vest equally over three service periods ending in 2029
2026	PSU	122	Three-year performance and service period ending in 2028
(1) PSUs reflect the target number of units for the original PSU grant.
8. DEBT
The following table presents our total debt outstanding:

(in millions)	March 31, 2026	December 31, 2025
Term Loan B-1 due 2028	$285	$286
Term Loan A due 2029	1,097	1,112
Revolver	469	657
2027 Senior Notes	600	600
2028 Senior Notes	700	700
2030 Senior Notes	1,200	1,200
2031 Senior Notes	600	600
Total debt	4,951	5,155
Current maturities of long-term debt	(63)	(63)
Unamortized premium and deferred finance charges	(23)	(25)
Total debt, net of current maturities and costs	$4,865	$5,067

Credit Agreement
At March 31, 2026, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $285 million senior secured term loan B-1 (the "Term Loan B-1"), $1.1 billion senior secured term loan A (the "Term Loan A"), and $100 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier "springing maturity" if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt’s stated maturity date, and (ii) amend certain other provisions of the Credit Agreement.
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
The Term Loan B-1 requires quarterly payments of 0.25% of the original $300 million balance and may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2026, that applicable margin was 150 basis points, which was based on the pricing grid in the Credit Agreement. The Company had $722 million available borrowing capacity under the Revolver, after consideration of $8 million in outstanding letters of credit, as of March 31, 2026.
The Company is required to pay a commitment fee on the unused portion of the Revolver, as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2026, the Company's commitment fee rate was 0.25%.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2027 Senior Notes
As of March 31, 2026, we had $600 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of March 31, 2026, we had a total of $700 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500 million notes issued at par and $200 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of March 31, 2026, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 1, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of March 31, 2026, we had $600 million in aggregate principal amount of 6.750% senior unsecured notes that mature on May 1, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
The Company is exploring options to fund upcoming senior note maturities through a combination of cash on hand, cash generated from operations, available capacity under its revolving credit facility, and raising funds via debt markets. Our ability to raise debt and the terms under which we would fund the obligations are subject to our ability to access the debt markets and other economic conditions.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of March 31, 2026, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $270 million. The revenue we expect to recognize on these remaining performance obligations is $80 million for the remainder of 2026, $62 million in 2027, $38 million in 2028, and the remainder thereafter.
As of March 31, 2026, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of March 31, 2026 and December 31, 2025, contract assets were not material.
As of March 31, 2026 and December 31, 2025, contract liabilities were $185 million and $80 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the increase was primarily due to deferred revenue related to the 152nd Kentucky Derby. We recognized $6 million of revenue during the three months ended March 31, 2026, which was included in the contract liabilities balance at December 31, 2025. We recognized $6 million of revenue during the three months ended March 31, 2025, which was included in the contract liabilities balance at December 31, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
12

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended March 31,
(in millions)	2026	2025
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$3	$4
Louisville	55	52
Northern Kentucky	36	31
Southwestern Kentucky	44	41
Western Kentucky	19	12
Virginia	133	130
New Hampshire	7	3
Total Live and Historical Racing	$297	$273

Wagering Services and Solutions:	$109	$107

Gaming:
Florida	$24	$25
Iowa	24	24
Indiana	33	32
Louisiana	36	45
Maine	25	24
Maryland	21	21
Mississippi	24	25
New York	46	43
Pennsylvania	24	24
Total Gaming	$257	$263
All Other	—	—
Net revenue from external customers	$663	$643

Intercompany net revenues:
Live and Historical Racing	$4	$4
Wagering Services and Solutions	9	9
Gaming	5	4
All Other	2	2
Eliminations	(20)	(19)
Intercompany net revenue	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$11	$81	$10	$102	$—	$102
Historical racing(a)	257	—	—	257	—	257
Racing event-related services	1	—	1	2	—	2
Gaming(a)	4	6	218	228	—	228
Other(a)	24	22	28	74	—	74
Total	$297	$109	$257	$663	$—	$663

	Three Months Ended March 31, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$11	$80	$11	$102	$—	$102
Historical racing(a)	237	—	9	246	—	246
Racing event-related services	1	—	1	2	—	2
Gaming(a)	3	4	214	221	—	221
Other(a)	21	23	28	72	—	72
Total	$273	$107	$263	$643	$—	$643
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $16 million for the three months ended March 31, 2026 and $14 million for the three months ended March 31, 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Trade receivables	$33	$34
Simulcast and online wagering receivables	40	34
Other receivables	31	30
	104	98
Allowance for credit losses	(5)	(5)
Total	$99	$93
Other current assets

(in millions)	March 31, 2026	December 31, 2025
Inventory	$11	$12
Prepaid technology costs	15	7
Prepaid insurance and taxes	8	7
Other prepaid costs	19	14
Insurance deposits and other	3	4
Total	$56	$44
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Account wagering deposits liability	$61	$68
Accrued salaries and related benefits	34	55
Purses payable	46	40
Accrued interest	76	48
Accrued fixed assets	14	27
Accrued gaming liabilities	35	35
Accrued insurance	17	15
Accrued property taxes	20	15
Current lease liabilities	8	8
Other	86	89
Total	$397	$400
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
16

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

(in millions)
Balance, December 31, 2025	$46
Redemption value adjustment	2
Balance, March 31, 2026	$48
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of March 31, 2026 and December 31, 2025 primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of March 31, 2026, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $833 million.
Our investment in Rivers Des Plaines was $573 million as of March 31, 2026 and December 31, 2025. The Company received distributions from Rivers Des Plaines of $25 million and $21 million for the three months ended March 31, 2026 and 2025, respectively.
Miami Valley Gaming and Racing
The Company owns a 50% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing, and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $112 million as of March 31, 2026 and December 31, 2025. The Company received distributions from MVG of $11 million and $10 million for the three months ended March 31, 2026 and 2025, respectively.
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended March 31,
(in millions)	2026	2025
Net revenue	$216	$205
Operating and SG&A expense	137	130
Depreciation and amortization	6	6
Operating income	73	69
Interest and other, net	(10)	(11)
Net income	$63	$58

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
Assets
Current assets	$108	$109
Property and equipment, net	312	315
Other assets, net	266	265
Total assets	$686	$689
Liabilities and Members' Deficit
Current liabilities	$112	$89
Long-term debt	777	803
Members' deficit	(203)	(203)
Total liabilities and members' deficit	$686	$689
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	March 31, 2026
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$91	$91	$91	$—	$—
Financial liabilities:
Term Loan B-1	284	285	—	285	—
Term Loan A	1,093	1,097	—	1,097	—
Revolver	469	469	—	469	—
2027 Senior Notes	599	598	—	598	—
2028 Senior Notes	699	689	—	689	—
2030 Senior Notes	1,191	1,185	—	1,185	—
2031 Senior Notes	593	611	—	611	—

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$88	$88	$88	$—	$—
Financial liabilities:
Term Loan B-1	284	286	—	286	—
Term Loan A	1,108	1,112	—	1,112	—
Revolver	657	657	—	657	—
2027 Senior Notes	599	599	—	599	—
2028 Senior Notes	699	696	—	696	—
2030 Senior Notes	1,190	1,211	—	1,211	—
2031 Senior Notes	593	622	—	622	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$83	$77
Adjustments related to redeemable noncontrolling interest	2	1
Net income attributable to common shareholders	$81	$76

Denominator for net income per common share:
Basic	70	74
Plus dilutive effect of stock awards	—	—
Diluted	70	74

Net income per common share data:
Basic net income	$1.16	$1.02
Diluted net income	$1.16	$1.02
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
•Asset impairments, net;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
20

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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconciles comprehensive income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Live and Historical Racing	$297	$273
Wagering Services and Solutions	109	107
Gaming	257	263
All Other	—	—
Net Revenue	$663	$643

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended March 31, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$301	$118	$262

Pari-mutuel taxes and purses	(76)	(4)	(11)
Gaming taxes	(2)	—	(75)
Marketing and advertising	(12)	(2)	(8)
Salaries and benefits	(36)	(8)	(43)
Content expense	(1)	(43)	(1)
Selling, general and administrative expense	(11)	(4)	(12)
Maintenance, insurance and utilities	(12)	(2)	(10)
Gaming equipment rental and technology costs	(14)	(1)	(4)
Food and beverage costs	(4)	—	(5)
Other operating expense(1)	(20)	(9)	(17)
Equity in income of unconsolidated affiliates	—	—	46
Other income	—	—	1
Adjusted EBITDA	$113	$45	$123

	Three Months Ended March 31, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$277	$116	$267

Pari-mutuel taxes and purses	(72)	(4)	(15)
Gaming taxes	(2)	—	(72)
Marketing and advertising	(14)	(1)	(8)
Salaries and benefits	(32)	(8)	(44)
Content expense	(1)	(44)	(2)
Selling, general and administrative expense	(11)	(5)	(11)
Maintenance, insurance and utilities	(10)	(1)	(9)
Gaming equipment rental and technology costs	(12)	(1)	(4)
Food and beverage costs	(4)	—	(4)
Other operating expense(1)	(17)	(11)	(17)
Equity in income of unconsolidated affiliates	—	—	43
Other income	—	—	—
Adjusted EBITDA	$102	$41	$124
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Reconciliation of Comprehensive Income to Adjusted EBITDA:

Net income and comprehensive income attributable to Churchill Downs Incorporated	$83	$77
Net income attributable to noncontrolling interest	—	—
Net income	83	77

Adjustments:
Depreciation and amortization	56	59
Interest expense	72	72
Income tax provision	30	19
Stock-based compensation expense	5	4
Pre-opening expense	3	4
Other expenses, net	2	—
Transaction expense, net	1	—
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9	10
Other charges and recoveries, net	(4)	—
Total adjustments	174	168
Adjusted EBITDA	$257	$245

Adjusted EBITDA by segment:
Live and Historical Racing	$113	$102
Wagering Services and Solutions	45	41
Gaming	123	124
Total segment Adjusted EBITDA	281	267
All Other	(24)	(22)
Total Adjusted EBITDA	$257	$245
The table below presents total capital expenditures for each of our segments:

	Three Months Ended March 31,
(in millions)	2026	2025
Capital expenditures:
Live and Historical Racing	$50	$67
Wagering Services and Solutions	5	7
Gaming	4	5
Total segment capital expenditures	59	79
All Other	—	1
Total capital expenditures	$59	$80

Our chief operating decision maker does not review disaggregated assets by segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17. SUBSEQUENT EVENTS
On April 21, 2026 the Company announced that it entered into a definitive agreement to acquire the intellectual property, including all trademarks and associated rights, of the Preakness Stakes and Black-Eyed Susan Stakes (the “Preakness IP Rights”) from 1/ST Maryland LLC, an affiliate of 1/ST Racing, for a purchase price of $85 million, subject to customary closing conditions. The Preakness IP Rights are subject to an Exclusive License Agreement pursuant to which the Company will license to the State of Maryland the intellectual property rights necessary to conduct the running of the Preakness Stakes and Black-Eyed Susan Stakes in exchange for an annual fee.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and / or management’s good faith belief with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date that the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "seek," "should," "will," "scheduled", and similar words or similar expressions (or negative versions of such words or expressions), although some forward-looking statements are expressed differently.
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
•changes in, or new interpretations of, applicable tax laws or rulings that could result in additional tax liabilities;
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
•cybersecurity risk, including cyber-security breaches, or loss or misuse of our confidential information as a result of a breach including customers’ personal information, or IT system operational disruptions, could lead to government enforcement actions or other litigation;
•costs of compliance with increasingly complex laws and regulations regarding data privacy and protection of personal information;
•reliance on our technology services and catastrophic events, system failures, errors or defects disrupting our operations;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
25

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
•increases to interest rates, disruption in the credit markets or changes to our credit ratings may adversely affect our business;
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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts assume dilution unless otherwise noted. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, including Part I - Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
26

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
Governmental Regulations and Legislative Changes
We are subject to various federal, state, and international laws and regulations that affect our businesses. The ownership, operation, and management of our Live and Historical Racing, Wagering Services and Solutions, and Gaming segments, as well as our other operations, are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. The ownership, operation, and management of our businesses and properties are also subject to legislative actions at both the federal and state level. The following update on our regulatory and legislative actions should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, including Part I - Item 1, "Business" for a discussion of regulatory and legislative changes.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
27

Specific State Gaming Regulations
Louisiana
In Louisiana, the 2021 Historical Horse Racing Act (the "2021 HHR Act") allows off-track betting facilities ("OTBs") to have up to 50 HRMs in each OTB. The Company installed approximately 500 HRMs across our 13 OTBs after the 2021 HHR Act was approved. On October 25, 2022, a number of individual plaintiffs associated with video poker and truck stops, filed a lawsuit in the 19th Judicial District Court in East Baton Rouge, Louisiana against certain racetracks in Louisiana, including our Fair Grounds Race Course and Slots business, alleging that the 2021 HHR Act was unconstitutional to the extent it purports to permit historical racing in a parish without a referendum.
On February 23, 2024, the judge issued a ruling in favor of plaintiffs granting summary judgment stating that: (i) historical horseracing is a new form of gaming not specifically authorized by law prior to 1996; (ii) historical horseracing may not be conducted in any parish of the state unless voters approve it through referendum; and (iii) the 2021 HHR Act that authorized historical horseracing is unconstitutional. The Louisiana Supreme Court opinion affirming the ruling of the District Court became final and enforceable May 8, 2025. The Company discontinued its HRM operations in Louisiana on May 8, 2025 and moved the HRMs in the Louisiana OTBs to other HRM venues, primarily located in Virginia. The reduction in revenues resulting from the removal of the HRMs from our OTBs in Louisiana has negatively impacted the comparability of the 2026 Louisiana results to the prior year. The results of the HRMs in Louisiana operations were reported in our Gaming segment.
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Net revenue	$663	$643	$20
Operating income	143	135	8
Operating income margin	22%	21%
Net income attributable to Churchill Downs Incorporated	83	77	6
Adjusted EBITDA	257	245	12
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
•Net revenue increased $20 million driven by a $24 million increase from the Live and Historical Racing segment primarily due to continued growth at our HRM venues and a $2 million increase from Wagering Services and Solutions, partially offset by a $6 million decrease from the Gaming segment primarily driven by the cessation of HRM operations in Louisiana in May 2025.
•Operating income increased $8 million driven by a $15 million increase from the Live and Historical Racing segment and a $1 million increase in the Wagering Services and Solutions segment. These increases were partially offset by a $2 million decrease in the Gaming segment operating income, a $1 million increase in All Other operating expenses, a $4 million increase in selling, general and administrative expenses, and a $1 million increase in transaction expenses.
•Net income attributable to Churchill Downs Incorporated increased $6 million. The following impacted the comparability of the Company's net income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025: a $3 million after-tax decrease in other recoveries, partially offset by a $2 million after-tax increase in transaction, pre-opening, and other expenses. Excluding these items, net income increased $5 million primarily due to a $3 million after-tax increase from the results of our operations, and a $2 million after-tax increase in equity income from our unconsolidated affiliates.
•Adjusted EBITDA increased $12 million driven by a $11 million increase from the Live and Historical Racing segment and a $4 million increase from the Wagering Services and Solutions segment. These increases were partially offset by a $1 million decrease from the Gaming segment and a $2 million decrease in All Other.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
28

Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended March 31,		Change
(in millions)	2026	2025
Live and Historical Racing	$301	$277	$24
Wagering Services and Solutions	118	116	2
Gaming	262	267	(5)
All Other	2	2	—
Eliminations	(20)	(19)	(1)
Net Revenue	$663	$643	$20
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
•Live and Historical Racing revenue increased $24 million due to a $17 million increase from our Kentucky HRM venues, a $5 million increase from our Virginia HRM venues, and a $3 million increase from our New Hampshire venues, partially offset by a $1 million decrease from Churchill Downs Racetrack. The Kentucky HRM increase was due to a $6 million increase from our Western Kentucky venues, a $4 million increase from our Northern Kentucky venues, a $4 million increase from our Southwestern Kentucky venues, and a $3 million increase from our Louisville venues. The Virginia HRM increase was primarily due to a $5 million net increase from our Northern Virginia venues and a $1 million increase from our Western Virginia venue, partially offset by a $1 million net decrease from our Central Virginia venues primarily from increased competition and unfavorable weather.
•Wagering Services and Solutions revenue increased $2 million primarily from our retail sports betting business.
•Gaming revenue decreased $5 million due to a $9 million decrease primarily from the cessation of HRM operations in Louisiana in May 2025 and a $2 million decrease primarily from our Florida and Mississippi properties. These decreases were partially offset by a $6 million increase primarily from our New York, Indiana, and Maryland properties.
•All Other revenue is consistent with the prior year. All intercompany captive revenue is eliminated in consolidation.

Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended March 31,		Change
(in millions)	2026	2025
Gaming taxes and purses	$170	$165	$5
Salaries and benefits	86	86	—
Content expense	38	38	—
Selling, general and administrative expense	59	55	4
Depreciation and amortization	56	59	(3)
Marketing and advertising	21	24	(3)
Maintenance, insurance and utilities	27	21	6
Property and other taxes	10	7	3
Transaction expense, net	1	—	1
Other operating expense	52	53	(1)
Total expense	$520	$508	$12
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Operating expenses increased $12 million for the three months ended March 31, 2026 compared to March 31, 2025 primarily due to the opening of Marshall Yards in Kentucky in February 2026.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
29

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

	Three Months Ended March 31,		Change
(in millions)	2026	2025
Live and Historical Racing	$113	$102	$11
Wagering Services and Solutions	45	41	4
Gaming	123	124	(1)
Total Segment Adjusted EBITDA	281	267	14
All Other	(24)	(22)	(2)
Total Adjusted EBITDA	$257	$245	$12
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
•Live and Historical Racing Adjusted EBITDA increased $11 million due to a $9 million increase from our Kentucky HRM venues, a $3 million net increase from our Virginia HRM venues, and a $1 million net increase from our New Hampshire venues, partially offset by $2 million decrease at Churchill Downs Racetrack. The Kentucky HRM increase was due to a $3 million increase from our Western Kentucky venues, a $3 million increase from our Northern Kentucky venues, and a $3 million increase from our Louisville venues. The Virginia HRM increase was primarily due to a $7 million net increase from our Northern Virginia venues, partially offset by a $4 million net decrease from our Central Virginia venues primarily from increased competition and unfavorable weather.
•Wagering Services and Solutions Adjusted EBITDA increased $4 million primarily from lower legal expenses in our Horse Racing business and growth in our retail sports betting business.
•Gaming Adjusted EBITDA decreased $1 million. Our wholly-owned gaming properties decreased $3 million primarily from the cessation of HRMs in Louisiana in May 2025 that was partially offset by an increase from our New York property. Our equity investments increased $2 million from strong performance at Rivers Des Plaines in Illinois and Miami Valley Gaming in Ohio.
•All Other Adjusted EBITDA decreased $2 million primarily due to claim development within our captive insurance company.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
30

Reconciliation of Comprehensive Income to Adjusted EBITDA

	Three Months Ended March 31,		Change
(in millions)	2026	2025
Net income and comprehensive income attributable to Churchill Downs Incorporated	$83	$77	$6
Net income attributable to noncontrolling interest	—	—	—
Net income	83	77	6

Adjustments:
Depreciation and amortization	56	59	(3)
Interest expense	72	72	—
Income tax provision	30	19	11
Stock-based compensation expense	5	4	1
Pre-opening expense	3	4	(1)
Other expense, net	2	—	2
Transaction expense, net	1	—	1
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9	10	(1)
Other charges and recoveries, net	(4)	—	(4)
Total adjustments	174	168	6
Adjusted EBITDA	$257	$245	$12
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	March 31, 2026	December 31, 2025	Change
Total assets	$7,485	$7,485	$—
Total liabilities	6,341	6,429	(88)
Total equity	1,096	1,010	86
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets remained consistent for the comparable periods.
•Total liabilities decreased $88 million driven primarily by paydowns of the Revolver and payment of the annual dividend, partially offset by an increase in deferred revenue related to advance ticket sales and sponsorships for the Kentucky Oaks and Derby.
•Total equity increased $86 million driven by net income.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Three Months Ended March 31,		Change
Cash flows from:	2026	2025
Operating activities	$295	$247	$48
Investing activities	(61)	(80)	19
Financing activities	(232)	(148)	(84)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
31

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025
•Cash flows provided by operating activities increased $48 million driven primarily by a decrease in cash used for working capital and an increase in net income and deferred taxes. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities decreased $19 million primarily driven by decreased capital expenditures in 2026.
•Cash flows used in financing activities increased $84 million primarily driven by an increase in paydowns of the Revolver offset by the reduction of share repurchases in 2026.
We have announced several project capital investments, including the following: Finish Line Suites, The Mansion, and Victory Run at Churchill Downs Racetrack, and plans to redevelop Casino Salem into Rockingham Grand Casino in New Hampshire. We currently expect our project capital to be approximately $180 to $220 million in 2026, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169 million previously remaining under the prior March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $430 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at March 31, 2026, based on trade date.
On March 12, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "March 2025 Stock Repurchase Program"). The March 2025 Stock Repurchase Program included and was not in addition to any unspent amount remaining under the prior authorization. As described above, the March 2025 Stock Repurchase Program has since been replaced by the July 2025 Stock Repurchase Program.
Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	March 31, 2026	December 31, 2025	Change
Revolver	$469	$657	$(188)
Term Loan B-1 due 2028	285	286	(1)
Term Loan A due 2029	1,097	1,112	(15)
2027 Senior Notes	600	600	—
2028 Senior Notes	700	700	—
2030 Senior Notes	1,200	1,200	—
2031 Senior Notes	600	600	—
Total debt	4,951	5,155	(204)
Current maturities of long-term debt	(63)	(63)	—
Total debt, net of current maturities	4,888	5,092	(204)
Issuance costs, net of premiums and discounts	(23)	(25)	2
Net debt	$4,865	$5,067	$(202)
Credit Agreement
At March 31, 2026, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $285 million senior secured term loan B-1 (the "Term Loan B-1"), $1.1 billion senior secured term loan A (the "Term Loan A"), and $100 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions to the Credit Agreement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
32

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
Term Loan B-1 requires quarterly payments of 0.25% of the original $300 million balance. The Term Loan B-1 may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of March 31, 2026, that applicable margin was 150 basis points, which was based on the pricing grid in the Credit Agreement. The Company had $722 million available borrowing capacity under the Revolver, after consideration of $8 million in outstanding letters of credit, as of March 31, 2026.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended March 31, 2026, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $161 million assuming no change in the weighted average borrowing rate of 5.30%, which was in place as of March 31, 2026. During the three months ended March 31, 2026, we had repayments of principal and interest on the Credit Agreement of $475 million.
2027 Senior Notes
As of March 31, 2026, we had $600 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of March 31, 2026, we had a total of $700 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500 million notes issued at par and $200 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of March 31, 2026, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 1, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of March 31, 2026, we had $600 million in aggregate principal amount of 6.750% senior unsecured notes that mature on May 1, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include periodic rental payment adjustments for inflation. As of March 31, 2026, minimum rent payable under operating leases was $53 million, with $7 million due in the next twelve months. As of March 31, 2026, minimum rent payable accounted for as financing obligations was $33 million, with $4 million due in the next twelve months.
Other Contractual Obligations
The Company has other contractual obligations with commitments of $11 million, $2 million of which is due within the next twelve months.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
33

The Company is exploring options to fund upcoming senior note maturities through a combination of cash on hand, cash generated from operations, available capacity under its revolving credit facility, and raising funds via debt markets. Our ability to raise debt and the terms under which we would fund the obligations are subject to our ability to access the debt markets and other economic conditions.
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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On March 31, 2026, we had $1.9 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $14 million.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, the Company completed the implementation of a new financial reporting system. In connection with the implementation, the Company modified and enhanced our controls and reporting capabilities. Management believes the controls are appropriately designed and will continue to evaluate the effectiveness of its information technology and overall controls. There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
34

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in ordinary routine litigation matters which are incidental to our business. Refer to Note 14, Contingencies, in the notes to our condensed consolidated financial statements, for further information.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 2026	—	$—	—	$430.0
February 2026	29,826	92.86	—	430.0
March 2026	313	93.29	—	430.0
Total	30,139	$92.86	—
(1)On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169 million previously remaining under the March 2025 Stock Repurchase Program authorization. Share repurchases may be made at management's discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time.
(2)Includes shares withheld to pay taxes on the vesting of restricted stock, restricted stock units, and performance share units or to pay taxes on the exercise of stock options granted to employees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
35

ITEM 6.    EXHIBITS

Number	Description	By reference to:

10.01	Churchill Downs Incorporated Performance Share Unit Agreement Form pursuant to the 2025 Omnibus Stock and Incentive Plan*†

10.02	Churchill Downs Incorporated Restricted Share Unit Agreement Form pursuant to the 2025 Omnibus Stock and Incentive Plan*†

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

† Management contract or compensatory plan or arrangement

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 22, 2026	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 22, 2026	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
37