Form 10-Q
period 2026-06-30
Churchill Downs Inc
filed 2026-07-29
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at July 22, 2026 was 69,700,243 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2026	2025	2026	2025
Net revenue:
Live and Historical Racing	$543	$510	$840	$783
Wagering Services and Solutions	167	158	276	265
Gaming	270	266	527	529
All Other	—	—	—	—
Total net revenue	980	934	1,643	1,577
Operating expense:
Live and Historical Racing	268	256	467	446
Wagering Services and Solutions	96	91	164	158
Gaming	192	191	380	383
All Other	5	4	10	8
Selling, general and administrative expense	61	61	120	116
Asset impairments, net	—	2	—	2
Transaction expense, net	1	2	2	2
Total operating expense	623	607	1,143	1,115
Operating income	357	327	500	462
Other (expense) income:
Interest expense, net	(70)	(75)	(142)	(147)
Equity in income of unconsolidated affiliates	41	37	77	70
Miscellaneous, net	—	3	6	3
Total other (expense) income	(29)	(35)	(59)	(74)
Income from operations before provision for income taxes	328	292	441	388
Income tax provision	(86)	(74)	(116)	(93)
Net income	242	218	325	295
Net income attributable to noncontrolling interests	1	1	1	1
Net income attributable to Churchill Downs Incorporated	$241	$217	$324	$294

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$3.43	$3.02	$4.59	$4.02

Diluted net income	$3.42	$2.99	$4.58	$3.98

Weighted average shares outstanding:
Basic	70	72	70	73
Diluted	70	72	70	73
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$196	$201
Restricted cash	99	88
Accounts receivable, net	129	93
Income taxes receivable	—	17
Other current assets	60	44
Total current assets	484	443
Property and equipment, net	2,911	2,919
Investment in and advances to unconsolidated affiliates	690	685
Goodwill	900	900
Other intangible assets, net	2,513	2,515
Other assets	23	23
Total assets	$7,521	$7,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$261	$184
Accrued expenses and other current liabilities	370	400
Income taxes payable	38	—
Current deferred revenue	27	55
Current maturities of long-term debt and notes payable	663	63
Dividends payable	—	31
Total current liabilities	1,359	733
Long-term debt, net of current maturities and loan origination fees	1,627	1,986
Notes payable, net of current maturities and debt issuance costs	2,483	3,081
Non-current deferred revenue	12	15
Deferred income taxes	562	520
Other liabilities	87	94
Total liabilities	6,130	6,429
Commitments and contingencies
Redeemable noncontrolling interest	50	46
Shareholders' equity:
Preferred stock	—	—
Common stock	7	—
Retained earnings	1,335	1,011
Accumulated other comprehensive loss	(1)	(1)
Total Churchill Downs Incorporated shareholders' equity	1,341	1,010

Total liabilities and shareholders' equity	$7,521	$7,485

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2025	70	$—	$1,011	$(1)	$1,010
Net income attributable to Churchill Downs Incorporated			83		83
Taxes paid related to net share settlement of stock awards		(3)			(3)
Stock-based compensation		4			4
Other		2			2
Balance, March 31, 2026	70	3	1,094	(1)	1,096
Net income attributable to Churchill Downs Incorporated			241		241
Stock-based compensation		4			4
Balance, June 30, 2026	70	$7	$1,335	$(1)	$1,341
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2024	74	$—	$1,085	$(1)	$1,084
Net income attributable to Churchill Downs Incorporated			77		77
Repurchase of common stock	(1)	(1)	(89)		(90)
Taxes paid related to net share settlement of stock awards		(4)			(4)
Stock-based compensation		5			5
Balance, March 31, 2025	73	—	1,073	(1)	1,072
Net income attributable to Churchill Downs Incorporated			217		217
Repurchase of common stock	(3)	(5)	(245)		(250)
Stock-based compensation		5			5
Other			(2)		(2)
Balance, June 30, 2025	70	$—	$1,043	$(1)	$1,042
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$325	$295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115	117
Distributions from unconsolidated affiliates	72	63
Equity in income of unconsolidated affiliates	(77)	(70)
Stock-based compensation	13	11
Deferred income taxes	42	4
Asset impairments	—	2
Amortization of operating lease assets	3	3
Other	5	4
Changes in operating assets and liabilities:
Income taxes	55	81
Deferred revenue	(31)	(37)
Other assets and liabilities	(10)	14
Net cash provided by operating activities	512	487
Cash flows from investing activities:
Capital maintenance expenditures	(38)	(32)
Capital project expenditures	(79)	(133)
Other	(2)	(1)
Net cash used in investing activities	(119)	(166)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	646	642
Repayments of borrowings under long-term debt obligations	(1,006)	(547)
Payment of dividends	(31)	(30)
Repurchase of common stock	—	(341)
Taxes paid related to net share settlement of stock awards	(3)	(4)
Change in bank overdraft	8	(5)
Other	(1)	(2)
Net cash used in financing activities	(387)	(287)
Net increase in cash, cash equivalents and restricted cash	6	34
Cash, cash equivalents and restricted cash, beginning of period	289	252
Cash, cash equivalents and restricted cash, end of period	$295	$286

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
7

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$139	$145
Cash paid for income taxes	19	10
Cash received from income tax refunds	—	1
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$18	$28
Right-of-use assets obtained in exchange for lease obligations in operating leases	1	9
Repurchase of common stock included in accrued expense and other current liabilities	—	2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
In August 2025, the Company completed the acquisition of 90.0% of the outstanding equity interests of PPE Casino Resorts NH Holdings, LLC in Salem, New Hampshire ("Casino Salem"). The Company has assumed responsibility for the development of a charitable gaming, entertainment and dining destination at this location. The Company announced in January 2026 that Casino Salem will be redeveloped as Rockingham Grand Casino. Refer to Note 3, Acquisitions, and Note 11, Redeemable Noncontrolling Interest, for further information on the transaction.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The update permits entities to elect a practical expedient for estimating expected credit losses on current trade receivables and current contract assets by assuming that conditions existing at the balance sheet date will remain unchanged over the life of those assets. The updated standard is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software. The update removes all references to software development stages and requires capitalization of software costs

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
9

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
3. ACQUISITIONS
Casino Salem
On August 27, 2025, the Company completed its acquisition of 90.0% of the outstanding equity interests of Casino Salem (the "Salem Transaction") for a base purchase price of $180 million, and the transaction was treated as an asset acquisition because substantially all the value of the gross assets acquired was concentrated in the gaming rights. In conjunction with the acquisition, the Company recorded a $197 million indefinite-lived gaming rights intangible, which represented the fair value of the gaming rights at the date of acquisition.
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
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $900 million as of June 30, 2026 and December 31, 2025.
We performed our annual goodwill impairment analysis as of April 1, 2026, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$98	$(47)	$51	$96	$(42)	$54
Indefinite-lived intangible assets			2,462			2,461
Total			$2,513			$2,515
The Company continues to monitor the regulatory and competitive environment and the impact on the results of operations of Presque Isle Downs and Casino ("Presque Isle"). Future regulatory changes and increased competition could have a negative impact on the estimates and assumptions utilized in our asset impairment assessments. These potential impacts could increase the risk of a future impairment of assets at Presque Isle.
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2026. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INCOME TAXES
The Company’s effective income tax rates of 26.2% for the three months and 26.3% for the six months ended June 30, 2026 were higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible expenses.
The Company’s effective income tax rate of 25.5% for the three months ended June 30, 2025 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and nondeductible officers’ compensation. The Company’s effective income tax rate of 24.0% for the six months ended June 30, 2025 was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officers’ compensation, partially offset by tax benefits from the remeasurement of deferred income tax liabilities, as a result of certain entity classification elections that were made in the first quarter of 2025, which decreased income attributable to states with higher tax rates compared to prior year.

6. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $430 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at June 30, 2026, based on trade date.
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
During the three and six months ended June 30, 2026 and 2025, we repurchased the following shares under our stock repurchase programs:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except share data)	2026		2025		2026		2025
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
July 2025 Stock Repurchase Program	—	$—	—	$—	—	$—	—	$—
March 2025 Stock Repurchase Program	—	—	2,565,964	251	—	—	3,152,202	316
2021 Stock Repurchase Program	—	—	—	—	—	—	212,012	24
Total	—	$—	2,565,964	$251	—	$—	3,364,214	$340

7. STOCK-BASED COMPENSATION PLANS
On February 18, 2025, our Board of Directors approved the replacement of the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") with a new plan, the Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by shareholders at the Company's 2025 Annual Meeting of Shareholders held on April 22, 2025, and no further awards will be granted under the 2016 Plan. We have stock-based employee compensation plans with awards outstanding under the 2016 Plan, the 2025 Plan, and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
("PSUs"), and stock options associated with our employee stock purchase plan was $8 million and $13 million for the three months and six months ended June 30, 2026 and $7 million and $11 million for the three months and six months ended June 30, 2025, respectively. At June 30, 2026 and December 31, 2025, the Company had $14 million and $21 million, respectively, recorded as liability-classified awards, which are included in accrued expense and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2026, the Company awarded RSUs to employees, as well as RSUs and PSUs to certain named executive officers ("NEOs"), and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2026 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs can be converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs and PSUs granted during 2026 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2026	RSU	220	Vest equally over three service periods ending in 2029
2026	PSU	122	Three-year performance and service period ending in 2028
2026	RSU	9	One-year service period ending in 2027
2026	RSA	5	One-year service period ending in 2027
(1) PSUs reflect the target number of units for the original PSU grant.
8. DEBT
The following table presents our total debt outstanding:

(in millions)	June 30, 2026	December 31, 2025
Term Loan B-1 due 2028	$284	$286
Term Loan A due 2029	1,082	1,112
Revolver	329	657
2027 Senior Notes	600	600
2028 Senior Notes	700	700
2030 Senior Notes	1,200	1,200
2031 Senior Notes	600	600
Total debt	4,795	5,155
Current maturities of long-term debt and notes payable	(663)	(63)
Unamortized premium and deferred finance charges	(22)	(25)
Total debt, net of current maturities and costs	$4,110	$5,067

Credit Agreement
At June 30, 2026, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $284 million senior secured term loan B-1 (the "Term Loan B-1"), $1.1 billion senior secured term loan A (the "Term Loan A"), and $100 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 subject to an earlier "springing maturity" if certain indebtedness in respect of outstanding notes or other material indebtedness having a maturity date prior to July 3, 2029, is not refinanced or extended to a date after July 3, 2029, at least 91 days prior to such other debt’s stated maturity date, and (ii) amend certain other provisions of the Credit Agreement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2026, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $861 million available borrowing capacity, after consideration of $10 million in outstanding letters of credit, under the Revolver as of June 30, 2026.
The Company is required to pay a commitment fee on the unused portion of the Revolver, as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2026, the Company's commitment fee rate was 0.25%.
2027 Senior Notes
As of June 30, 2026, we had $600 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.
2028 Senior Notes
As of June 30, 2026, we had a total of $700 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500 million notes issued at par and $200 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of June 30, 2026, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 1, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all of the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of June 30, 2026, we had $600 million in aggregate principal amount of 6.750% senior unsecured notes that mature on May 1, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
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
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of June 30, 2026, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $197 million. The revenue we expect to recognize on these remaining performance obligations is $2 million for the remainder of 2026, $64 million in 2027, $39 million in 2028, and the remainder thereafter.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2026, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of June 30, 2026 and December 31, 2025, contract assets were not material.
As of June 30, 2026 and December 31, 2025, contract liabilities were $51 million and $80 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expense in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to the recognition of previously deferred revenue related to the 152nd Kentucky Derby. We recognized $49 million and $55 million of revenue during the three months and six months ended June 30, 2026, respectively, which was included in the contract liabilities balance at December 31, 2025. We recognized $48 million and $54 million of revenue during the three months and six months ended June 30, 2025, respectively, which was included in the contract liabilities balance at December 31, 2024.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
14

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$247	$228	$250	$232
Louisville	59	57	114	109
Northern Kentucky	29	27	65	58
Southwestern Kentucky	49	43	93	84
Western Kentucky	18	16	37	28
Virginia	138	136	271	266
New Hampshire	3	3	10	6
Total Live and Historical Racing	$543	$510	$840	$783

Wagering Services and Solutions:	$167	$158	$276	$265

Gaming:
Florida	$24	$26	$48	$51
Iowa	24	23	48	47
Indiana	35	32	68	64
Louisiana	29	32	65	77
Maine	26	28	51	52
Maryland	28	25	49	46
Mississippi	24	24	48	49
New York	51	48	97	91
Pennsylvania	29	28	53	52
Total Gaming	$270	$266	$527	$529
All Other	—	—	—	—
Net revenue from external customers	$980	$934	$1,643	$1,577

Intercompany net revenues:
Live and Historical Racing	$32	$31	$36	$35
Wagering Services and Solutions	11	10	20	19
Gaming	—	—	5	4
All Other	2	2	4	4
Eliminations	(45)	(43)	(65)	(62)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$53	$133	$4	$190	$—	$190
Historical racing(a)	265	—	—	265	—	265
Racing event-related services	192	—	—	192	—	192
Gaming(a)	3	4	232	239	—	239
Other(a)	30	30	34	94	—	94
Total	$543	$167	$270	$980	$—	$980

	Three Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$54	$125	$4	$183	$—	$183
Historical racing(a)	252	—	5	257	—	257
Racing event-related services	173	—	—	173	—	173
Gaming(a)	3	4	225	232	—	232
Other(a)	28	29	32	89	—	89
Total	$510	$158	$266	$934	$—	$934
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $16 million in each of the three-month period ended June 30, 2026 and 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$64	$214	$14	$292	$—	$292
Historical racing(a)	522	—	—	522	—	522
Racing event-related services	193	—	1	194	—	194
Gaming(a)	7	10	450	467	—	467
Other(a)	54	52	62	168	—	168
Total	$840	$276	$527	$1,643	$—	$1,643

	Six Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$65	$205	$15	$285	$—	$285
Historical racing(a)	489	—	14	503	—	503
Racing event-related services	174	—	1	175	—	175
Gaming(a)	6	8	439	453	—	453
Other(a)	49	52	60	161	—	161
Total	$783	$265	$529	$1,577	$—	$1,577
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $32 million for the six months ended June 30, 2026 and $30 million for the six months ended June 30, 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Trade receivables	$58	$34
Simulcast and online wagering receivables	53	34
Other receivables	24	30
	135	98
Allowance for credit losses	(6)	(5)
Total	$129	$93
Other current assets
Other current assets is comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Inventory	$11	$12
Prepaid technology costs	15	7
Prepaid insurance and taxes	16	7
Other prepaid costs	16	14
Insurance deposits and other	2	4
Total	$60	$44
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Account wagering deposits liability	$73	$68
Accrued salaries and related benefits	35	55
Purses payable	42	40
Accrued interest	48	48
Accrued fixed assets	14	27
Accrued gaming liabilities	34	35
Accrued insurance	17	15
Accrued property taxes	17	15
Current lease liabilities	8	8
Other	82	89
Total	$370	$400
11. REDEEMABLE NONCONTROLLING INTEREST
In April 2024, the Company closed on the sale of 49.0% of United Tote, a wholly-owned subsidiary of CDI, to NYRA. NYRA's interest includes certain embedded redemption features, such as a put right, that are not exclusively within the Company’s control. NYRA's interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity on the Company’s Condensed Consolidated Balance Sheets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In August 2025, the Company closed on the purchase of 90.0% of Casino Salem, a joint venture with SL Salem, LLC and JPF Casino Enterprises, LLC (collectively, the "Casino Salem Minority Interest Holders"). The Casino Salem Minority Interest Holders' interests include certain embedded redemption features, such as put rights, that are not exclusively within the Company’s control. The Casino Salem Minority Interest Holders' interests are treated as redeemable noncontrolling interest and are not included in the permanent equity on the Company’s Condensed Consolidated Balance Sheets.
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

(in millions)
Balance, December 31, 2025	$46
Redemption value adjustment	2
Balance, March 31, 2026	48
Net income attributable to redeemable noncontrolling interests	1
Redemption value adjustment	1
Balance, June 30, 2026	$50
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of June 30, 2026 and December 31, 2025, primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of June 30, 2026, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $833 million.
Our investment in Rivers Des Plaines was $578 million and $573 million as of June 30, 2026 and December 31, 2025, respectively. The Company received distributions from Rivers Des Plaines of $47 million and $40 million for the six months ended June 30, 2026 and 2025, respectively.
Miami Valley Gaming and Racing
The Company owns a 50.0% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50.0% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $112 million as of June 30, 2026 and December 31, 2025, respectively. The Company received distributions from MVG of $25 million and $23 million for the six months ended June 30, 2026 and 2025, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
19

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net revenue	$228	$216	$444	$421
Operating and SG&A expense	142	135	279	265
Depreciation and amortization	6	6	12	12
Operating income	80	75	153	144
Interest and other expense, net	(9)	(10)	(19)	(21)
Net income	$71	$65	$134	$123

(in millions)	June 30, 2026	December 31, 2025
Assets
Current assets	$97	$109
Property and equipment, net	309	315
Other assets, net	266	265
Total assets	$672	$689
Liabilities and Members' Deficit
Current liabilities	$102	$89
Long-term debt	765	803
Other liabilities	1	—
Members' deficit	(196)	(203)
Total liabilities and members' deficit	$672	$689
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	June 30, 2026
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$99	$99	$99	$—	$—
Financial liabilities:
Term Loan B-1	283	284	—	284	—
Term Loan A	1,078	1,082	—	1,082	—
Revolver	329	329	—	329	—
2027 Senior Notes	599	599	—	599	—
2028 Senior Notes	699	692	—	692	—
2030 Senior Notes	1,191	1,198	—	1,198	—
2031 Senior Notes	594	611	—	611	—

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$88	$88	$88	$—	$—
Financial liabilities:
Term Loan B-1	284	286	—	286	—
Term Loan A	1,108	1,112	—	1,112	—
Revolver	657	657	—	657	—
2027 Senior Notes	599	599	—	599	—
2028 Senior Notes	699	696	—	696	—
2030 Senior Notes	1,190	1,211	—	1,211	—
2031 Senior Notes	593	622	—	622	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$241	$217	$324	$294
Adjustments related to redeemable noncontrolling interests	(1)	—	(3)	(2)
Net income attributable to common shareholders	$240	$217	$321	$292

Denominator for net income per common share:
Basic	70	72	70	73
Plus dilutive effect of stock awards	—	—	—	—
Diluted	70	72	70	73

Net income per common share data:
Basic net income	$3.43	$3.02	$4.59	$4.02
Diluted net income	$3.42	$2.99	$4.58	$3.98
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
Adjusted EBITDA excludes:
•Transaction expense, net, which includes:
–Acquisition, disposition, and property sale related charges; and
–Other transaction expense, including legal, accounting, and other deal-related expense;
•Stock-based compensation expense;
•Rivers Des Plaines' impact on our investments in unconsolidated affiliates from legal reserves and transaction costs;
•Asset impairments, net;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconcile net income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Live and Historical Racing	$543	$510	$840	$783
Wagering Services and Solutions	167	158	276	265
Gaming	270	266	527	529
All Other	—	—	—	—
Net Revenue	$980	$934	$1,643	$1,577

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
23

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$575	$178	$270

Pari-mutuel taxes and purses	(119)	(8)	(7)
Gaming taxes	(2)	(1)	(81)
Marketing and advertising	(16)	(6)	(8)
Salaries and benefits	(38)	(9)	(41)
Content expense	(1)	(78)	(2)
Selling, general and administrative expense	(14)	(4)	(12)
Maintenance, insurance and utilities	(13)	(3)	(9)
Gaming equipment rental and technology costs	(13)	(2)	(5)
Food and beverage costs	(4)	—	(4)
Other operating expense(1)	(37)	(15)	(18)
Equity in income of unconsolidated affiliates	—	—	50
Other income	—	—	—
Adjusted EBITDA	$318	$52	$133

	Three Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$541	$168	$266

Pari-mutuel taxes and purses	(116)	(8)	(7)
Gaming taxes	(1)	(1)	(80)
Marketing and advertising	(16)	(6)	(9)
Salaries and benefits	(38)	(9)	(43)
Content expense	(2)	(76)	(2)
Selling, general and administrative expense	(10)	(5)	(11)
Maintenance, insurance and utilities	(12)	(1)	(10)
Gaming equipment rental and technology costs	(12)	(1)	(5)
Food and beverage costs	(4)	—	(4)
Other operating expense(1)	(33)	(13)	(16)
Equity in income of unconsolidated affiliates	—	—	47
Other income	—	—	1
Adjusted EBITDA	$297	$48	$127
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$876	$296	$532

Pari-mutuel taxes and purses	(195)	(12)	(18)
Gaming taxes	(4)	(1)	(156)
Marketing and advertising	(28)	(8)	(16)
Salaries and benefits	(74)	(17)	(84)
Content expense	(2)	(121)	(3)
Selling, general and administrative expense	(25)	(8)	(24)
Maintenance, insurance and utilities	(25)	(5)	(19)
Gaming equipment rental and technology costs	(27)	(3)	(9)
Food and beverage costs	(8)	—	(9)
Other operating expense(1)	(57)	(24)	(35)
Equity in income of unconsolidated affiliates	—	—	96
Other income	—	—	1
Adjusted EBITDA	$431	$97	$256

	Six Months Ended June 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$818	$284	$533

Pari-mutuel taxes and purses	(188)	(12)	(22)
Gaming taxes	(3)	(1)	(152)
Marketing and advertising	(30)	(7)	(17)
Salaries and benefits	(70)	(17)	(87)
Content expense	(3)	(120)	(4)
Selling, general and administrative expense	(21)	(10)	(22)
Maintenance, insurance and utilities	(22)	(2)	(19)
Gaming equipment rental and technology costs	(24)	(2)	(9)
Food and beverage costs	(8)	—	(8)
Other operating expense(1)	(50)	(24)	(33)
Equity in income of unconsolidated affiliates	—	—	90
Other income	—	—	1
Adjusted EBITDA	$399	$89	$251
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA:

Net income attributable to Churchill Downs Incorporated	$241	$217	$324	$294
Net income attributable to noncontrolling interests	1	1	1	1
Net income	242	218	325	295

Adjustments
Depreciation and amortization	59	58	115	117
Interest expense	70	75	142	147
Income tax provision	86	74	116	93
Stock-based compensation expense	8	7	13	11
Pre-opening expense	2	2	5	6
Other expenses, net	—	4	2	4
Asset impairments, net	—	2	—	2
Transaction expense, net	1	2	2	2
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10	10	19	20
Other charges and recoveries, net	(1)	(1)	(5)	(1)
Total adjustments	235	233	409	401
Adjusted EBITDA	$477	$451	$734	$696

Adjusted EBITDA by segment:
Live and Historical Racing	$318	$297	$431	$399
Wagering Services and Solutions	52	48	97	89
Gaming	133	127	256	251
Total segment Adjusted EBITDA	503	472	784	739
All Other	(26)	(21)	(50)	(43)
Total Adjusted EBITDA	$477	$451	$734	$696

The table below presents total capital expenditures for each of our segments:

	Six Months Ended June 30,
(in millions)	2026	2025
Capital expenditures:
Live and Historical Racing	$93	$135
Wagering Services and Solutions	10	12
Gaming	12	14
Total segment capital expenditures	115	161
All Other	2	4
Total capital expenditures	$117	$165

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Our chief operating decision maker does not review disaggregated assets by segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
•cybersecurity risk, including cybersecurity breaches, or loss or misuse of our confidential information as a result of a breach including customers’ personal information, or IT system operational disruptions, could lead to government enforcement actions or other litigation;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
•whether the objective of a strategic alternative review process will be achieved; the terms, structure, benefits and costs of any strategic transaction; the timing of any strategic transaction and whether any strategic transaction will be consummated on the terms proposed or at all; the risk that the announcement or exploration of strategic alternatives could have an adverse effect on our ability to retain key personnel and maintain relationships with partners, suppliers, employees, shareholders and other business relationships; the risk of any unexpected costs or expenses resulting from the exploration of strategic alternatives; the risk of any litigation relating to the exploration of strategic alternatives or any strategic transaction; and
•other factors described under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
Adjusted EBITDA excludes:
•Transaction expense, net, which includes:
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
30

Specific State Gaming Regulations
Louisiana
In Louisiana, the 2021 Historical Horse Racing Act (the "2021 HHR Act") allows off-track betting facilities ("OTBs") to have up to 50 HRMs in each OTB. The Company installed approximately 500 HRMs across our 13 OTBs after the 2021 HHR Act was approved. On October 25, 2022, a number of individual plaintiffs associated with video poker and truck stops, filed a lawsuit in the 19th Judicial District Court in East Baton Rouge, Louisiana, against certain racetracks in Louisiana, including our Fair Grounds Race Course and Slots business, alleging that the 2021 HHR Act was unconstitutional to the extent it purports to permit historical racing in a parish without a referendum.
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
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net revenue	$980	$934	$46	$1,643	$1,577	$66
Operating income	357	327	30	500	462	38
Operating income margin	36%	35%		30%	29%
Net income attributable to Churchill Downs Incorporated	241	217	24	324	294	30
Adjusted EBITDA	477	451	26	734	696	38
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
•Net revenue increased $46 million driven by a $33 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, a $9 million increase from the Wagering Services and Solutions segment, and a $4 million increase from the Gaming segment.
•Operating income increased $30 million driven by a $21 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, a $4 million increase from the Wagering Services and Solutions segment, a $3 million increase from the Gaming segment, a $2 million increase attributable to the non-cash impairment charge of Virginia HRMs that did not recur in the current period, and $1 million decrease in transaction costs. These increases were offset by a $1 million decrease from All Other.
•Net income attributable to Churchill Downs Incorporated increased $24 million. The following impacted the comparability of the Company's net income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025: a $4 million after-tax decrease in transaction, pre-opening, and other expenses and a $2 million after-tax decrease related to an impairment charge in the prior year quarter related to a write-off of obsolete HRMs in Virginia. Excluding these items, net income increased $18 million due to a $10 million after-tax increase primarily driven by the results of our operations, a $4 million after-tax increase in equity income from our unconsolidated affiliates, and a $4 million after-tax decrease in interest expense.
•Adjusted EBITDA increased $26 million driven by a $21 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, a $4 million increase from the Wagering Services and Solutions segment, and a $6 million increase from the Gaming segment. These increases were partially offset by $5 million decrease from All Other.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
31

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
•Net revenue increased $66 million driven by a $57 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, and an $11 million increase from the Wagering Services and Solutions segment. These increases were partially offset by a $2 million decrease from the Gaming segment.
•Operating income increased $38 million driven by an $36 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, a $5 million increase from the Wagering Services and Solutions segment, a $1 million increase from the Gaming segment, and a $2 million increase attributable to the non-cash impairment charge of Virginia HRMs that did not recur in the current period. These increases were offset by a $4 million increase in selling, general and administrative expenses and a $2 million decrease from All Other.
•Net income attributable to Churchill Downs Incorporated increased $30 million. The following impacted the comparability of the Company's net income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025: a $3 million after-tax decrease in other charges and recoveries, a $2 million after-tax decrease in transaction, pre-opening, and other expenses, and a $2 million after-tax decrease related to an impairment charge in the prior year quarter related to a write-off of obsolete HRMs in Virginia. Excluding these items, net income increased $23 million due to a $13 million after-tax increase primarily driven by the results of our operations, a $6 million after-tax increase in equity income from our unconsolidated affiliates, and a $4 million after-tax decrease in interest expense.
•Adjusted EBITDA increased $38 million driven by a $32 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, an $8 million increase from the Wagering Services and Solutions segment, and a $5 million increase from the Gaming segment. These increases were partially offset by a $7 million decrease from All Other.
Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025		2026	2025
Live and Historical Racing	$575	$541	$34	$876	$818	$58
Wagering Services and Solutions	178	168	10	296	284	12
Gaming	270	266	4	532	533	(1)
All Other	2	2	—	4	4	—
Eliminations	(45)	(43)	(2)	(65)	(62)	(3)
Net Revenue	$980	$934	$46	$1,643	$1,577	$66
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
•Live and Historical Racing revenue increased $34 million due to a $21 million increase from Churchill Downs Racetrack, a $12 million increase from our Kentucky HRM venues, and a $1 million increase from our Virginia HRM venues. The Churchill Downs Racetrack increase was primarily due to a record-breaking Derby Week, including increased NBC broadcast revenue, increased ticketing revenue, increased sponsorship and licensing revenue, and increased wagering revenue. The Kentucky HRM increase was due to a $5 million increase from our Southwestern Kentucky venues, a $3 million increase from our Northern Kentucky venues, a $3 million increase from our Western Kentucky venues, and a $1 million increase from our Louisville venues. The Virginia HRM increase was due to a $5 million net increase primarily from our Northern Virginia venues, partially offset by a $4 million net decrease from our Central Virginia venues primarily from increased competition.
•Wagering Services and Solutions revenue increased $10 million due to $9 million growth in our Horse Racing business from record-breaking Derby Week wagering and a $1 million increase from our Exacta business.
•Gaming revenue increased $4 million primarily due to an $8 million increase primarily from our New York, Indiana, and Maryland properties, partially offset by a $4 million decrease primarily from the cessation of HRM operations in Louisiana in May 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
32

•All Other revenue is consistent with the prior year. All intercompany captive revenue is eliminated in consolidation.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
•Live and Historical Racing revenue increased $58 million due to a $20 million increase from Churchill Downs Racetrack, a $29 million increase from our Kentucky HRM venues, a $6 million increase from our Virginia HRM venues, and a $3 million increase primarily from New Hampshire venues. The Churchill Downs Racetrack increase was primarily due to a record-breaking Derby Week, including increased NBC broadcast revenue, increased ticketing revenue, increased sponsorship and licensing revenue, and increased wagering revenue. The Kentucky HRM increase was primarily due to a $9 million increase from our Western Kentucky venues, an $8 million increase from our Southwestern Kentucky venues, an $8 million increase from our Northern Kentucky venues, and a $4 million increase from our Louisville venues. The Virginia HRM increase was primarily due to a $10 million net increase from our Northern Virginia venues and a $1 million increase from our Western Virginia venue, partially offset by a net $5 million decrease from Central Virginia venues primarily from increased competition.
•Wagering Services and Solutions revenue increased $12 million due to $9 million growth in our Horse Racing business from record-breaking Derby Week wagering, a $2 million net increase in our retail and online sportsbooks, and a $1 million increase from our Exacta business.
•Gaming revenue decreased $1 million primarily due to a $14 million net decrease from our Louisiana, Florida, and Mississippi properties primarily from the cessation of HRM operations in Louisiana in May 2025, partially offset by a $13 million increase in our New York, Indiana, Maryland, and Iowa properties.
•All Other revenue is consistent with the prior year. All intercompany captive revenue is eliminated in consolidation.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025		2026	2025
Gaming taxes and purses	$217	$213	$4	$387	$378	$9
Salaries and benefits	90	88	2	176	174	2
Content expense	51	49	2	89	87	2
Selling, general and administrative expense	61	61	—	120	116	4
Depreciation and amortization	59	58	1	115	117	(2)
Marketing and advertising	31	30	1	52	54	(2)
Maintenance, insurance and utilities	22	22	—	49	43	6
Property and other taxes	9	6	3	19	13	6
Transaction expense, net	1	2	(1)	2	2	—
Asset impairments, net	—	2	(2)	—	2	(2)
Other operating expense	82	76	6	134	129	5
Total expense	$623	$607	$16	$1,143	$1,115	$28
Three and Six Months Ended June 30, 2026, Compared to Three and Six Months Ended June 30, 2025
Operating expenses increased $16 million and $28 million for the three and six months ended June 30, 2026 compared to June 30, 2025 primarily due to higher gaming taxes as a result of increased revenues. The remaining increase is primarily driven by normal inflationary activity resulting in increased operational costs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
33

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

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025		2026	2025
Live and Historical Racing	$318	$297	$21	$431	$399	$32
Wagering Services and Solutions	52	48	4	97	89	8
Gaming	133	127	6	256	251	5
Total Segment Adjusted EBITDA	503	472	31	784	739	45
All Other	(26)	(21)	(5)	(50)	(43)	(7)
Total Adjusted EBITDA	$477	$451	$26	$734	$696	$38
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
•Live and Historical Racing Adjusted EBITDA increased $21 million due to a $16 million increase from Churchill Downs Racetrack, a $6 million increase from our Kentucky HRM venues, and a $1 million increase from our Virginia HRM venues, partially offset by a $2 million decrease at our New Hampshire venues primarily due to the planned closure of our temporary Casino Salem venue during the construction of the Rockingham Grand Casino venue. The Churchill Downs Racetrack increase was primarily due to a record-breaking Derby Week, including increased NBC broadcast revenue, increased ticketing revenue, increased sponsorship and licensing revenue, and increased wagering revenue, partially offset by higher operating expenses. The Kentucky HRM increase was due to a $2 million increase from our Northern Kentucky venues, a $2 million increase from our Southwestern Kentucky venues, and a $2 million increase from our Western Kentucky venues. The Virginia HRM increase was primarily due to a $4 million net increase from our Northern Virginia venues, a $1 million increase from our Western Virginia venue, and a $1 million increase from our Southern Virginia venues, partially offset by a $5 million net decrease from our Central Virginia venues primarily from increased competition.
•Wagering Services and Solutions Adjusted EBITDA increased $4 million due to a $3 million increase from our Horse Racing business and a $1 million increase from our Exacta business.
•Gaming Adjusted EBITDA increased $6 million. Our equity investments increased $4 million from strong performance at Rivers Des Plaines in Illinois and Miami Valley Gaming in Ohio. Our wholly-owned gaming properties increased $4 million from strong performance at our New York venue, partially offset by a $2 million decrease primarily from the cessation of HRM operations in Louisiana in May 2025.
•All Other Adjusted EBITDA decreased $5 million primarily due to a reduction of corporate legal-related fees in the prior year quarter and claim development within our captive insurance company.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
•Live and Historical Racing Adjusted EBITDA increased $32 million due to a $14 million increase from Churchill Downs Racetrack, a $15 million increase from our Kentucky HRM venues, and a $4 million increase from our Virginia HRM venues, partially offset by a $1 million decrease at our New Hampshire venues primarily due to the planned closure of our temporary Casino Salem venue during the construction of the Rockingham Grand Casino venue. The Churchill Downs Racetrack increase was primarily due to a record-breaking Derby Week, including increased NBC broadcast revenue, increased ticketing revenue, increased sponsorship and licensing revenue, and increased wagering revenue, partially offset by higher operating expenses. The Kentucky HRM increase was due to a $6 million increase from our Northern Kentucky venues, a $5 million increase from our Western Kentucky venues, a $2 million increase from our Southwestern Kentucky venues, and a $3 million increase from our Louisville venues. The Virginia HRM increase was primarily due to an $11 million net increase from our Northern Virginia venues, and a $2 million net increase from our Western Virginia and Southern Virginia venues, partially offset by a $9 million net decrease from our Central Virginia venues primarily from increased competition.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
34

•Wagering Services and Solutions Adjusted EBITDA increased $8 million due to a $5 million increase from our Horse Racing business, a $2 million increase in online and retail sports betting, and a $1 million increase from our Exacta business.
•Gaming Adjusted EBITDA increased $5 million due to a $6 million increase from strong performance at Rivers Des Plaines in Illinois and Miami Valley Gaming in Ohio. Our wholly-owned gaming properties increased $7 million from our New York and Maryland venues, offset by a $8 million decrease from our other eight wholly-owned gaming venues.
•All Other Adjusted EBITDA decreased $7 million primarily due to a reduction of corporate legal-related fees in the prior year and claim development within our captive insurance company.
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025		2026	2025
Net income attributable to Churchill Downs Incorporated	$241	$217	$24	$324	$294	$30
Net income attributable to noncontrolling interests	1	1	—	1	1	—
Net income	242	218	24	325	295	30

Adjustments
Depreciation and amortization	59	58	1	115	117	(2)
Interest expense	70	75	(5)	142	147	(5)
Income tax provision	86	74	12	116	93	23
Stock-based compensation expense	8	7	1	13	11	2
Pre-opening expense	2	2	—	5	6	(1)
Other expense, net	—	4	(4)	2	4	(2)
Asset impairments, net	—	2	(2)	—	2	(2)
Transaction expense, net	1	2	(1)	2	2	—
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	10	10	—	19	20	(1)
Other charges and recoveries, net	(1)	(1)	—	(5)	(1)	(4)
Total adjustments	235	233	2	409	401	8
Adjusted EBITDA	$477	$451	$26	$734	$696	$38
Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	June 30, 2026	December 31, 2025	Change
Total assets	$7,521	$7,485	$36
Total liabilities	6,130	6,429	(299)
Total equity	1,341	1,010	331
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets increased $36 million driven by an increase in restricted cash, accounts receivable, and other current assets, including prepaid insurance and information technology related items. These increases were partially offset by a decrease in income taxes receivable.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
35

•Total liabilities decreased $299 million driven primarily by a decrease in the outstanding balance on the Revolver, which is included in long-term debt, and decreases in current deferred revenue due to the recognition of revenue related to the 152nd Kentucky Derby, and a decrease in dividends payable due to the payment of the annual dividend. These decreases were partially offset by an increase in accounts payable, income taxes payable and deferred income taxes.
•Total equity increased $331 million driven by net income.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Six Months Ended June 30,		Change
Cash flows from:	2026	2025
Operating activities	$512	$487	$25
Investing activities	(119)	(166)	47
Financing activities	(387)	(287)	(100)
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
•Cash flows provided by operating activities increased $25 million driven primarily by an increase in net income and deferred taxes, partially offset by a decrease in income taxes. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities decreased $47 million primarily driven by decreased capital expenditures in 2026.
•Cash flows used in financing activities increased $100 million primarily driven by an increase in paydowns of the Revolver offset by the reduction of share repurchases in 2026.
We have announced several project capital investments, including the following: Rockingham Grand Casino in New Hampshire and Victory Run at Churchill Downs Racetrack. We currently expect our project capital to be approximately $180 to $220 million in 2026, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $430 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at June 30, 2026, based on trade date.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
36

Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	June 30, 2026	December 31, 2025	Change
Revolver	$329	$657	$(328)
Term Loan B-1 due 2028	284	286	(2)
Term Loan A due 2029	1,082	1,112	(30)
2027 Senior Notes	600	600	—
2028 Senior Notes	700	700	—
2030 Senior Notes	1,200	1,200	—
2031 Senior Notes	600	600	—
Total debt	4,795	5,155	(360)
Current maturities of long-term debt and notes payable	(663)	(63)	(600)
Total debt, net of current maturities	4,132	5,092	(960)
Issuance costs, net of premiums and discounts	(22)	(25)	3
Net debt	$4,110	$5,067	$(957)
Credit Agreement
At June 30, 2026, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "Revolver"), $284 million senior secured term loan B-1 (the "Term Loan B-1"), $1.1 billion senior secured term loan A (the "Term Loan A"), and $100 million swing line commitment. On July 3, 2024, the Company closed an amendment of the Credit Agreement to (i) extend the maturity date of the Revolver and Term Loan A from 2027 to 2029 and (ii) amend certain other provisions to the Credit Agreement.
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
The Revolver and Term Loan A bear interest at SOFR plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of June 30, 2026, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company had $861 million available borrowing capacity, after consideration of $10 million in outstanding letters of credit, under the Revolver as of June 30, 2026.
The Company is required to pay a commitment fee on the unused portion of the Revolver as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended June 30, 2026, the Company's commitment fee rate was 0.25%.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $152 million assuming no change in the weighted average borrowing rate of 5.27%, which was in place as of June 30, 2026. During the six months ended June 30, 2026, we had repayments of principal and interest on the Credit Agreement of $1.1 billion.
2027 Senior Notes
As of June 30, 2026, we had $600 million in aggregate principal amount of 5.500% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2019. The Company may redeem some or all of the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
37

2028 Senior Notes
As of June 30, 2026, we had a total of $700 million in aggregate principal amount of 4.750% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500 million notes issued at par and $200 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of June 30, 2026, we had $1.2 billion in aggregate principal amount of 5.750% senior unsecured notes that mature on April 1, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all of the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of June 30, 2026, we had $600 million in aggregate principal amount of 6.750% senior unsecured notes that mature on May 1, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term by 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include periodic rental payment adjustments for inflation. As of June 30, 2026, minimum rent payable under operating leases was $52 million, with $7 million due in the next twelve months. As of June 30, 2026, minimum rent payable accounted for as financing obligations was $32 million, with $4 million due in the next twelve months.
Other Contractual Obligations
The Company has other contractual obligations with commitments of $9 million, $2 million of which is due within the next twelve months.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
38

Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On June 30, 2026, we had $1.7 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $13 million.
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, the Company completed the implementation of a new financial reporting system. In connection with the implementation, the Company modified and enhanced its controls and reporting capabilities. Management believes the controls are appropriately designed and will continue to evaluate the effectiveness of its information technology and overall controls. There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
39

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 2026	286	$85.76	—	$430.0
May 2026	76	85.47	—	430.0
June 2026	230	88.09	—	430.0
Total	592	$86.63	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
40

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

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 29, 2026	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 29, 2026	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
42