Form 10-Q
period 2026-09-30
Churchill Downs Inc
filed 2026-10-28
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of registrant’s common stock at October 21, 2026 was 68,548,342 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2026	2025	2026	2025
Net revenue:
Live and Historical Racing	$308	$300	$1,148	$1,083
Wagering Services and Solutions	116	118	392	383
Gaming	272	265	799	794
All Other	—	—	—	—
Total net revenue	696	683	2,339	2,260
Operating expense:
Live and Historical Racing	216	205	683	651
Wagering Services and Solutions	76	77	240	235
Gaming	195	192	575	575
All Other	2	5	12	13
Selling, general and administrative expense	60	59	180	175
Asset impairments, net	—	46	—	48
Transaction expense, net	4	1	6	3
Total operating expense	553	585	1,696	1,700
Operating income	143	98	643	560
Other (expense) income:
Interest expense, net	(69)	(75)	(211)	(222)
Equity in income of unconsolidated affiliates	38	35	115	105
Miscellaneous, net	(1)	3	5	6
Total other (expense) income	(32)	(37)	(91)	(111)
Income from operations before provision for income taxes	111	61	552	449
Income tax provision	(31)	(22)	(147)	(115)
Net income	80	39	405	334
Net income attributable to noncontrolling interests	—	1	1	2
Net income attributable to Churchill Downs Incorporated	$80	$38	$404	$332

Net income attributable to Churchill Downs Incorporated per common share data:
Basic net income	$1.15	$0.54	$5.75	$4.59

Diluted net income	$1.15	$0.54	$5.73	$4.55

Weighted average shares outstanding:
Basic	70	70	70	72
Diluted	70	71	70	73
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$167	$201
Restricted cash	92	88
Accounts receivable, net	106	93
Income taxes receivable	—	17
Other current assets	53	44
Total current assets	418	443
Property and equipment, net	2,921	2,919
Investment in and advances to unconsolidated affiliates	694	685
Goodwill	900	900
Other intangible assets, net	2,510	2,515
Other assets	24	23
Total assets	$7,467	$7,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$221	$184
Accrued expenses and other current liabilities	403	400
Income taxes payable	3	—
Current deferred revenue	36	55
Current maturities of long-term debt and notes payable	659	63
Dividends payable	—	31
Total current liabilities	1,322	733
Long-term debt, net of current maturities and loan origination fees	1,578	1,986
Notes payable, net of current maturities and debt issuance costs	2,485	3,081
Non-current deferred revenue	12	15
Deferred income taxes	582	520
Other liabilities	85	94
Total liabilities	6,064	6,429
Commitments and contingencies
Redeemable noncontrolling interest	24	46
Shareholders' equity:
Preferred stock	—	—
Common stock	—	—
Retained earnings	1,380	1,011
Accumulated other comprehensive loss	(1)	(1)
Total Churchill Downs Incorporated shareholders' equity	1,379	1,010

Total liabilities and shareholders' equity	$7,467	$7,485

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
4

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2025	70	$—	$1,011	$(1)	$1,010
Net income attributable to Churchill Downs Incorporated			83		83
Taxes paid related to net share settlement of stock awards		(3)			(3)
Stock-based compensation		4			4
Other		2			2
Balance, March 31, 2026	70	3	1,094	(1)	1,096
Net income attributable to Churchill Downs Incorporated			241		241
Stock-based compensation		4			4
Balance, June 30, 2026	70	$7	$1,335	$(1)	$1,341
Net income attributable to Churchill Downs Incorporated			80		80
Issuance of common stock		5			5
Repurchase of common stock	(1)	(16)	(32)		(48)
Stock-based compensation		4			4
Other			(3)		(3)
Balance, September 30, 2026	69	$—	$1,380	$(1)	$1,379
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
5

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2024	74	$—	$1,085	$(1)	$1,084
Net income attributable to Churchill Downs Incorporated			77		77
Repurchase of common stock	(1)	(1)	(89)		(90)
Taxes paid related to net share settlement of stock awards		(4)			(4)
Stock-based compensation		5			5
Balance, March 31, 2025	73	—	1,073	(1)	1,072
Net income attributable to Churchill Downs Incorporated			217		217
Repurchase of common stock	(3)	(5)	(245)		(250)
Stock-based compensation		5			5
Other			(2)		(2)
Balance, June 30, 2025	70	$—	$1,043	$(1)	$1,042
Net income attributable to Churchill Downs Incorporated			38		38
Issuance of common stock		5			5
Repurchase of common stock	(1)	(13)	(41)		(54)
Stock-based compensation		8			8
Other			(4)		(4)
Balance, September 30, 2025	69	$—	$1,036	$(1)	$1,035
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
6

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$405	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	174
Distributions from unconsolidated affiliates	106	91
Equity in income of unconsolidated affiliates	(115)	(105)
Stock-based compensation	19	18
Deferred income taxes	62	58
Asset impairments	—	88
Gain on settlement of liability	—	(40)
Amortization of operating lease assets	5	5
Other	8	8
Changes in operating assets and liabilities:
Income taxes	20	42
Deferred revenue	(22)	(27)
Other assets and liabilities	(4)	28
Net cash provided by operating activities	660	674
Cash flows from investing activities:
Capital maintenance expenditures	(57)	(53)
Capital project expenditures	(119)	(172)
Acquisition of gaming rights, net of cash acquired	—	(185)
Other	(2)	(11)
Net cash used in investing activities	(178)	(421)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt obligations	1,266	948
Repayments of borrowings under long-term debt obligations	(1,673)	(754)
Payment of dividends	(31)	(30)
Acquisition of noncontrolling interest	(31)	—
Repurchase of common stock	(44)	(396)
Taxes paid related to net share settlement of stock awards	(3)	(4)
Debt issuance costs	(7)	—
Change in bank overdraft	8	(2)
Other	3	1
Net cash used in financing activities	(512)	(237)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30)	16
Cash, cash equivalents and restricted cash, beginning of period	289	252
Cash, cash equivalents and restricted cash, end of period	$259	$268

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
7

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$173	$193
Cash paid for income taxes	65	17
Cash received from income tax refunds	—	1
Schedule of non-cash operating, investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$25	$21
Debt exchanged in connection with refinancing	198	—
Fair value of noncontrolling interest recognized in connection with asset acquisition	—	20
Right-of-use assets obtained in exchange for lease obligations in operating leases	1	21
Repurchase of common stock included in accrued expense and other current liabilities	4	1
The accompanying notes are an integral part of the condensed consolidated financial statements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
In August 2026, the Company completed the re-acquisition of the 49% outstanding equity interests of the United Tote Company ("United Tote") from NYRA Content Management Solutions, LLC. Refer to Note 11, Redeemable Noncontrolling Interest for further information on the transaction.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $900 million as of September 30, 2026 and December 31, 2025.
We performed our annual goodwill impairment analysis as of April 1, 2026, and no adjustment to the carrying value of goodwill was required. We assessed goodwill for impairment by performing qualitative or quantitative analyses for each reporting unit. We concluded that the fair values of our reporting units exceeded their carrying values, and therefore no impairments were identified.
Other intangible assets are comprised of the following:

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets	$95	$(47)	$48	$96	$(42)	$54
Indefinite-lived intangible assets			2,462			2,461
Total			$2,510			$2,515
We performed our annual indefinite-lived intangible assets impairment analysis as of April 1, 2026. We assessed our indefinite-lived intangible assets for impairment by performing qualitative or quantitative analyses for each asset. Based on the results of these analyses, no indefinite-lived intangible asset impairments were identified in connection with our annual impairment testing.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
10

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Chasers Poker Room Impairment
During the third quarter of 2025, the Company concluded that the completion of the Salem Transaction qualified as a trigger event for impairment testing related to the Chasers Poker Room ("Chasers") indefinite-lived gaming rights intangible. At the time the Company acquired Chasers, the valuation of the gaming rights contemplated a future expansion of the existing operations in Salem, New Hampshire. Given the completion of the Salem Transaction, the Company refocused on the redevelopment of Casino Salem as Rockingham Grand Casino and currently does not plan to expand Chasers.
Because the Company does not intend to expand Chasers, the Company settled an outstanding liability owed to the former owners of Chasers, related to the Chasers' gaming rights, in the amount of $10 million. The settlement of the noncurrent liability resulted in a gain of $40 million in the third quarter of 2025.
Given the completion of the Salem Transaction and the settlement of the liability related to the Chasers' gaming rights, the Company evaluated and subsequently updated the projected cash flows and discount rate related to the Chasers' gaming rights. The fair value of the Chasers' gaming rights intangible was determined using the Greenfield Method, an income approach methodology that calculates the present value based on a projected cash flow stream. This method assumes that the gaming rights intangible assets provide the opportunity to develop a casino or historical racing facility in a specified region, and that the present value of the projected cash flows is a result of the realization of advantages contained in these rights. Under this methodology, the acquirer is expected to absorb all start-up costs, as well as incur all expenses pertaining to the acquisition and/or the creation of all tangible and intangible assets. The estimated future revenue and operating expenses, start-up costs, and discount rates were the primary assumptions and estimates in the valuation of the gaming rights intangible. As a result of this assessment, the Company recognized a non-cash impairment charge of $85 million in the third quarter of 2025 for the entire value of the Chasers' gaming rights, which are included in the Live and Historical Racing segment.
The $40 million gain on settlement of the noncurrent liability and the $85 million impairment charge of the gaming rights intangible are included in Asset impairments, net in the Condensed Consolidated Statements of Comprehensive Income.
5. INCOME TAXES
The Company’s effective income tax rates were 27.7% for the three months and 26.6% for the nine months ended September 30, 2026. The effective income tax rates for these periods were higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible expenses.
The Company’s effective income tax rate was 35.9% for the three months ended September 30, 2025, and was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes, increased future tax expenses from the remeasurement of deferred income tax liabilities related to the Salem Transaction, and nondeductible officers’ compensation, partially offset by the excess tax benefit from restricted stock compensation distributed in the third quarter of 2025. The Company’s effective income tax rate was 25.6% for the nine months ended September 30, 2025, and was higher than the U.S. federal statutory rate of 21.0% primarily resulting from state income taxes and non-deductible officers’ compensation.
6. SHAREHOLDERS' EQUITY
Stock Repurchase Programs
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $382 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at September 30, 2026, based on trade date.
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
11

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three and nine months ended September 30, 2026 and 2025, we repurchased the following shares under our stock repurchase programs:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except share data)	2026		2025		2026		2025
Repurchase Program	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price
July 2025 Stock Repurchase Program	570,169	$48	373,282	$38	570,169	$48	373,282	$38
March 2025 Stock Repurchase Program	—	—	142,245	15	—	—	3,294,447	331
2021 Stock Repurchase Program	—	—	—	—	—	—	212,012	24
Total	570,169	$48	515,527	$53	570,169	$48	3,879,741	$393

As of September 30, 2026 and December 31, 2025, we had $4 million and $1 million, respectively, accrued for the future cash settlement of executed repurchases of our common stock.
7. STOCK-BASED COMPENSATION PLANS
On February 18, 2025, our Board of Directors approved the replacement of the Churchill Downs Incorporated 2016 Omnibus Stock Incentive Plan (the "2016 Plan") with a new plan, the Churchill Downs Incorporated 2025 Omnibus Stock and Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by shareholders at the Company's 2025 Annual Meeting of Shareholders held on April 22, 2025, and no further awards will be granted under the 2016 Plan. We have stock-based employee compensation plans with awards outstanding under the 2016 Plan, the 2025 Plan, and the Executive Long-Term Incentive Compensation Plan, which was adopted pursuant to the 2016 Plan. Our total stock-based compensation expense, which includes expenses related to restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance share unit awards ("PSUs"), and stock options associated with our employee stock purchase plan was $6 million and $19 million for the three months and nine months ended September 30, 2026 and $7 million and $18 million for the three months and nine months ended September 30, 2025, respectively. At September 30, 2026 and December 31, 2025, the Company had $14 million and $21 million, respectively, recorded as liability-classified awards, which are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2026, the Company awarded RSUs to employees, as well as RSUs and PSUs to certain named executive officers, and RSAs and RSUs to directors. The vesting criteria for the PSU awards granted in 2026 were based on a three-year service period with two performance conditions and a market condition related to relative total shareholder return ("TSR") consistent with prior year grants. The total compensation cost we will recognize under the PSUs is determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the performance and service period based on the probable achievement of the two performance criteria. The PSUs can be converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the RSAs, RSUs and PSUs granted during 2026 is presented below (units in thousands):

Grant Year	Award Type	Number of Units Awarded(1)	Vesting Terms

2026	RSU	221	Vest equally over three service periods ending in 2029
2026	PSU	122	Three-year performance and service period ending in 2028
2026	RSU	9	One-year service period ending in 2027
2026	RSA	5	One-year service period ending in 2027
(1) PSUs reflect the target number of units for the original PSU grant.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
12

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. DEBT
The following table presents our total debt outstanding:

(in millions)	September 30, 2026	December 31, 2025
2031 Revolver	$79	$657
Term Loan A due 2031	1,069	1,112
Term Loan B due 2033	500	—
Term Loan B-1 due 2028	—	286
2027 Senior Notes	600	600
2028 Senior Notes	700	700
2030 Senior Notes	1,200	1,200
2031 Senior Notes	600	600
Total debt	4,748	5,155
Current maturities of long-term debt and notes payable	(659)	(63)
Unamortized premium and deferred finance charges	(26)	(25)
Total debt, net of current maturities and costs	$4,063	$5,067

Credit Agreement
On September 30, 2026, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "2031 Revolver"), $1.1 billion senior secured term loan A (the "2031 TLA"), $500 million senior secured term loan B (the "2033 TLB"), and a $100 million swing line commitment. The Company had $1.1 billion available borrowing capacity, after consideration of $10 million in outstanding letters of credit, under the 2031 Revolver as of September 30, 2026.
On September 25, 2026, the Company closed the eighth amendment to the Credit Agreement to (i) extend the maturity date of the 2031 Revolver and the 2031 TLA from July 2029 to September 2031 subject to an earlier “springing maturity” if certain indebtedness in respect to outstanding notes or other material indebtedness having a maturity prior to September 25, 2031, is not refinanced or extended to a date after September 25, 2031, at least 91 days prior to such other debt’s stated maturity date, (ii) eliminate the 10 basis points credit spread adjustment previously applicable, and (iii) amend certain other provisions of the Credit Agreement.
Prior to September 25, 2026, the 2031 Revolver and 2031 TLA bore interest at the Secured Overnight Financing Rate ("SOFR") plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2026, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the 2031 Revolver, as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2026, the Company's commitment fee rate was 0.25%. The 2031 TLA requires quarterly payments of 1.25% of the $1.1 billion balance and is subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Company capitalized $2 million of debt issuance costs associated with the amendment which will be amortized as interest expense over the remainder of the term.
On September 25, 2026, the Company entered into a new $500 million 2033 TLB under its Credit Agreement. The 2033 TLB was issued at 99.875% of the principal amount and has a maturity date of September 25, 2033. The 2033 TLB bears interest at SOFR plus 175 basis points, requires quarterly payments of 0.25% of the original $500 million balance, and may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company capitalized $5 million of debt issuance costs associated with the debt which will be amortized along with the amortization of the original issue discount over the 7-year term. The Company used a portion of the net proceeds from the 2033 TLB to repay indebtedness outstanding under its Term Loan B-1 due 2028 (the "2028 TLB"), repay indebtedness outstanding under its 2031 Revolver, to fund related transaction fees and expenses, and for working capital and other general corporate purposes. The Company recognized expenses related to repayment of the 2028 TLB of $1 million, which is included in miscellaneous, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
13

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On February 14, 2025, the Company announced that it closed the seventh amendment of the Credit Agreement. The seventh amendment to the Credit Agreement (i) reduced the interest rate margin applicable to the 2028 TLB by 0.25% from SOFR plus 200 basis points to SOFR plus 175 basis points, (ii) eliminated the 10 basis points credit spread adjustment previously applicable to the 2028 TLB, and (iii) made certain other amendments to the Credit Agreement.
The 2028 TLB required quarterly payments of 0.25% of the original $300 million balance and was subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
2027 Senior Notes
As of September 30, 2026, we had $600 million in aggregate principal amount of 5.50% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year. The Company may redeem some or all the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture. On September 18, 2026, the Company issued a conditional redemption notice to redeem the 2027 Senior Notes on October 19, 2026.
2028 Senior Notes
As of September 30, 2026, we had $700 million in aggregate principal amount of 4.75% senior unsecured notes that mature on January 15, 2028 (the "2028 Senior Notes"). The 2028 Senior Notes consist of $500 million notes issued at par and $200 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of September 30, 2026, we had $1.2 billion in aggregate principal amount of 5.75% senior unsecured notes that mature on April 1, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year. The Company may redeem some or all the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of September 30, 2026, we had $600 million in aggregate principal amount of 6.75% senior unsecured notes that mature on May 1, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year. The Company may redeem some or all the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
As of September 30, 2026, our Live and Historical Racing segment had remaining performance obligations on contracts with a duration greater than one year relating to television rights, sponsorships, personal seat licenses, and admissions, with an aggregate transaction price of $218 million. The revenue we expect to recognize on these remaining performance obligations is $1 million for the remainder of 2026, $74 million in 2027, $45 million in 2028, and the remainder thereafter.
As of September 30, 2026, our remaining performance obligations on contracts with a duration greater than one year in segments other than Live and Historical Racing were not material.
Contract Assets and Contract Liabilities
As of September 30, 2026 and December 31, 2025, contract assets were not material.
As of September 30, 2026 and December 31, 2025, contract liabilities were $60 million and $80 million, respectively, which are included in current deferred revenue, non-current deferred revenue, and accrued expenses in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities primarily relate to the Live and Historical Racing segment and the decrease was primarily due to the recognition of previously deferred revenue related to the 152nd Kentucky Derby. We recognized $2 million and $57 million of revenue during the three months and nine months ended September 30, 2026, respectively, which was included in the contract liabilities balance at December 31, 2025. We recognized $2 million and $56 million of revenue during the three months and nine months ended September 30, 2025, respectively, which was included in the contract liabilities balance at December 31, 2024.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
15

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We believe that these disclosures depict how the amount, nature, timing, and uncertainty of cash flows are affected by economic factors. The tables below present net revenue from external customers and intercompany revenue from each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net revenue from external customers:
Live and Historical Racing:
Churchill Downs Racetrack	$12	$11	$262	$243
Louisville	54	54	168	163
Northern Kentucky	29	26	94	84
Southwestern Kentucky	48	42	141	126
Western Kentucky	23	22	60	50
Virginia	139	140	410	406
New Hampshire	3	5	13	11
Total Live and Historical Racing	$308	$300	$1,148	$1,083

Wagering Services and Solutions:	$116	$118	$392	$383

Gaming:
Florida	$21	$23	$69	$74
Iowa	23	24	71	71
Indiana	34	33	102	97
Louisiana	27	26	92	103
Maine	31	29	82	81
Maryland	32	31	81	77
Mississippi	23	22	71	71
New York	51	48	148	139
Pennsylvania	30	29	83	81
Total Gaming	$272	$265	$799	$794
All Other	—	—	—	—
Net revenue from external customers	$696	$683	$2,339	$2,260

Intercompany net revenues:
Live and Historical Racing	$7	$5	$43	$40
Wagering Services and Solutions	10	9	30	28
Gaming	1	1	6	5
All Other	2	2	6	6
Eliminations	(20)	(17)	(85)	(79)
Intercompany net revenue	$—	$—	$—	$—

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
16

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$16	$87	$5	$108	$—	$108
Historical racing(a)	258	—	—	258	—	258
Racing event-related services	4	—	—	4	—	4
Gaming(a)	3	3	237	243	—	243
Other(a)	27	26	30	83	—	83
Total	$308	$116	$272	$696	$—	$696

	Three Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$16	$87	$5	$108	$—	$108
Historical racing(a)	252	—	—	252	—	252
Racing event-related services	4	—	—	4	—	4
Gaming(a)	5	4	230	239	—	239
Other(a)	23	27	30	80	—	80
Total	$300	$118	$265	$683	$—	$683
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for historical racing machines ("HRMs") or gaming revenue for our casino properties. These amounts were $16 million for the three months ended September 30, 2026 and $15 million for the three months ended September 30, 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
17

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$80	$301	$19	$400	$—	$400
Historical racing(a)	780	—	—	780	—	780
Racing event-related services	197	—	1	198	—	198
Gaming(a)	10	13	687	710	—	710
Other(a)	81	78	92	251	—	251
Total	$1,148	$392	$799	$2,339	$—	$2,339

	Nine Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming	Total Segments	All Other	Total
Net revenue from external customers
Pari-mutuel:
Live and simulcast racing	$81	$292	$20	$393	$—	$393
Historical racing(a)	741	—	14	755	—	755
Racing event-related services	178	—	1	179	—	179
Gaming(a)	11	12	669	692	—	692
Other(a)	72	79	90	241	—	241
Total	$1,083	$383	$794	$2,260	$—	$2,260
(a)     Food and beverage, hotel, and other services furnished to customers for free as an inducement to wager or through the redemption of our customers' loyalty points are recorded at the estimated standalone selling prices in other revenue with a corresponding offset recorded as a reduction in historical racing pari-mutuel revenue for HRMs or gaming revenue for our casino properties. These amounts were $48 million for the nine months ended September 30, 2026 and $45 million for the nine months ended September 30, 2025.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
18

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable, net
Accounts receivable is comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Trade receivables	$41	$34
Simulcast and online wagering receivables	48	34
Other receivables	23	30
	112	98
Allowance for credit losses	(6)	(5)
Total	$106	$93
Other current assets
Other current assets is comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Inventory	$11	$12
Prepaid technology costs	10	7
Prepaid insurance and taxes	11	7
Other prepaid costs	20	14
Insurance deposits and other	1	4
Total	$53	$44
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Account wagering deposits liability	$65	$68
Accrued salaries and related benefits	41	55
Purses payable	41	40
Accrued interest	75	48
Accrued fixed assets	20	27
Accrued gaming liabilities	36	35
Accrued insurance	18	15
Accrued property taxes	22	15
Current lease liabilities	9	8
Other	76	89
Total	$403	$400
11. REDEEMABLE NONCONTROLLING INTEREST
In April 2024, the Company closed on the sale of 49% of United Tote, a wholly-owned subsidiary of CDI, to the New York Racing Association, Inc. ("NYRA"). NYRA's interest included certain embedded redemption features, such as a put right, that were not exclusively within the Company’s control. In August 2026, the Company re-acquired NYRA's interest of United Tote. Prior to this acquisition, NYRA's interest was treated as redeemable noncontrolling interest and was presented outside of permanent equity on the Company’s Condensed Consolidated Balance Sheets.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

(in millions)
Balance, December 31, 2025	$46
Net income attributable to redeemable noncontrolling interests	1
Redemption value adjustment	3
Acquisition of noncontrolling interest	(27)
Minority holder contributions	1
Balance, September 30, 2026	$24
12. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates as of September 30, 2026 and December 31, 2025, primarily consisted of interests in Rivers Casino Des Plaines ("Rivers Des Plaines") and Miami Valley Gaming and Racing ("MVG").
Rivers Casino Des Plaines
The ownership of Rivers Des Plaines is comprised of the following: (1) the Company owns 61.3%, (2) High Plaines Gaming, LLC ("High Plaines"), an affiliate of Rush Street Gaming, LLC, owns 36.0%, and (3) Casino Investors, LLC owns 2.7%. Both the Company and High Plaines have participating rights over Rivers Des Plaines, and both must consent to certain operating, investing and financing decisions. As a result, we account for Rivers Des Plaines using the equity method. As of September 30, 2026, the net aggregate basis difference between the Company’s investment in Rivers Des Plaines and the amounts of the underlying equity in net assets was $833 million.
Our investment in Rivers Des Plaines was $583 million and $573 million as of September 30, 2026 and December 31, 2025, respectively. The Company received distributions from Rivers Des Plaines of $68 million and $56 million for the nine months ended September 30, 2026 and 2025, respectively.
Miami Valley Gaming and Racing
The Company owns a 50.0% interest in MVG and Delaware North Companies Gaming & Entertainment Inc. ("DNC") owns the remaining 50.0% interest in MVG. Since both the Company and DNC have participating rights over MVG, and both must consent to certain operating, investing and financing decisions, we account for MVG using the equity method.
Our investment in MVG was $111 million and $112 million as of September 30, 2026 and December 31, 2025, respectively. The Company received distributions from MVG of $38 million and $35 million for the nine months ended September 30, 2026 and 2025, respectively.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
20

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summarized Financial Results for our Unconsolidated Affiliates
Summarized below are the financial results for our unconsolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net revenue	$224	$211	$668	$632
Operating and SG&A expense	141	133	420	398
Depreciation and amortization	6	6	18	18
Operating income	77	72	230	216
Interest and other expense, net	(10)	(10)	(29)	(31)
Net income	$67	$62	$201	$185

(in millions)	September 30, 2026	December 31, 2025
Assets
Current assets	$107	$109
Property and equipment, net	305	315
Other assets, net	265	265
Total assets	$677	$689
Liabilities and Members' Deficit
Current liabilities	$107	$89
Long-term debt	760	803
Members' deficit	(190)	(203)
Total liabilities and members' deficit	$677	$689
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
Debt
The fair value of the Company’s 2031 Senior Notes, 2030 Senior Notes, 2028 Senior Notes, and 2027 Senior Notes are estimated based on unadjusted quoted prices for identical or similar liabilities in markets that are not active and as such are Level 2 measurements. The fair values of the Company's 2031 Revolver, 2031 TLA, 2033 TLB, and 2028 TLB under the Credit Agreement approximate the gross carrying value of the variable rate debt and as such are Level 2 measurements.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
21

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts and estimated fair values by input level of the Company's financial instruments are as follows:

	September 30, 2026
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$92	$92	$92	$—	$—
Financial liabilities:
2031 Revolver	79	79	—	79	—
Term Loan A due 2031	1,063	1,069	—	1,069	—
Term Loan B due 2033	495	500	—	500	—
Term Loan B-1 due 2028	—	—	—	—	—
2027 Senior Notes	599	599	—	599	—
2028 Senior Notes	700	689	—	689	—
2030 Senior Notes	1,192	1,174	—	1,174	—
2031 Senior Notes	594	597	—	597	—

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Restricted cash	$88	$88	$88	$—	$—
Financial liabilities:
2031 Revolver	657	657	—	657	—
Term Loan A due 2031	1,108	1,112	—	1,112	—
Term Loan B due 2033	—	—	—	—	—
Term Loan B-1 due 2028	284	286	—	286	—
2027 Senior Notes	599	599	—	599	—
2028 Senior Notes	699	696	—	696	—
2030 Senior Notes	1,190	1,211	—	1,211	—
2031 Senior Notes	593	622	—	622	—
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
22

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
estimable. In the event that a legal proceeding results in a substantial judgment against us, or settlement by us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse impact on our business.
15. NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator for basic and diluted net income per common share:
Net income attributable to Churchill Downs Incorporated	$80	$38	$404	$332
Adjustments related to redeemable noncontrolling interests	—	—	(3)	(2)
Net income attributable to common shareholders	$80	$38	$401	$330

Denominator for net income per common share:
Basic	70	70	70	72
Plus dilutive effect of stock awards	—	1	—	1
Diluted	70	71	70	73

Net income per common share data:
Basic net income	$1.15	$0.54	$5.75	$4.59
Diluted net income	$1.15	$0.54	$5.73	$4.55
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
•Asset impairments, net;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
The tables below present net revenue from external customers, Adjusted EBITDA by segment and reconcile net income to Adjusted EBITDA:
Net revenue by segment is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Live and Historical Racing	$308	$300	$1,148	$1,083
Wagering Services and Solutions	116	118	392	383
Gaming	272	265	799	794
All Other	—	—	—	—
Net Revenue	$696	$683	$2,339	$2,260

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
24

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjusted EBITDA by segment is comprised of the following:

	Three Months Ended September 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$315	$126	$273

Pari-mutuel taxes and purses	(87)	(6)	(6)
Gaming taxes	(1)	—	(84)
Marketing and advertising	(12)	—	(9)
Salaries and benefits	(38)	(9)	(43)
Content expense	(1)	(47)	(2)
Selling, general and administrative expense	(11)	(3)	(11)
Maintenance, insurance and utilities	(13)	(3)	(10)
Gaming equipment rental and technology costs	(15)	(1)	(5)
Food and beverage costs	(4)	—	(4)
Other operating expense(1)	(23)	(9)	(18)
Equity in income of unconsolidated affiliates	—	—	47
Other income	1	—	—
Adjusted EBITDA	$111	$48	$128

	Three Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$305	$127	$266

Pari-mutuel taxes and purses	(80)	(6)	(7)
Gaming taxes	(2)	(1)	(82)
Marketing and advertising	(13)	(1)	(9)
Salaries and benefits	(37)	(9)	(41)
Content expense	(2)	(49)	(3)
Selling, general and administrative expense	(11)	(3)	(10)
Maintenance, insurance and utilities	(11)	(1)	(11)
Gaming equipment rental and technology costs	(13)	—	(4)
Food and beverage costs	(3)	—	(4)
Other operating expense(1)	(21)	(11)	(16)
Equity in income of unconsolidated affiliates	—	—	44
Other income	4	—	—
Adjusted EBITDA	$116	$46	$123
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
25

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2026
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$1,191	$422	$805

Pari-mutuel taxes and purses	(282)	(18)	(24)
Gaming taxes	(5)	(1)	(240)
Marketing and advertising	(40)	(8)	(25)
Salaries and benefits	(112)	(26)	(127)
Content expense	(3)	(168)	(5)
Selling, general and administrative expense	(36)	(11)	(35)
Maintenance, insurance and utilities	(38)	(8)	(29)
Gaming equipment rental and technology costs	(42)	(4)	(14)
Food and beverage costs	(12)	—	(13)
Other operating expense(1)	(80)	(33)	(53)
Equity in income of unconsolidated affiliates	—	—	143
Other income	1	—	1
Adjusted EBITDA	$542	$145	$384

	Nine Months Ended September 30, 2025
(in millions)	Live and Historical Racing	Wagering Services and Solutions	Gaming
Revenues	$1,123	$411	$799

Pari-mutuel taxes and purses	(268)	(18)	(29)
Gaming taxes	(5)	(2)	(234)
Marketing and advertising	(43)	(8)	(26)
Salaries and benefits	(107)	(26)	(128)
Content expense	(5)	(169)	(7)
Selling, general and administrative expense	(32)	(13)	(32)
Maintenance, insurance and utilities	(33)	(3)	(30)
Gaming equipment rental and technology costs	(37)	(2)	(13)
Food and beverage costs	(11)	—	(12)
Other operating expense(1)	(71)	(35)	(49)
Equity in income of unconsolidated affiliates	—	—	134
Other income	4	—	1
Adjusted EBITDA	$515	$135	$374
(1) Other operating expense primarily includes supplies, regulatory licenses and fees, property taxes, and third-party service fees and costs.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
26

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below reconciles net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA:

Net income attributable to Churchill Downs Incorporated	$80	$38	$404	$332
Net income attributable to noncontrolling interests	—	1	1	2
Net income	80	39	405	334

Adjustments
Depreciation and amortization	61	57	176	174
Interest expense	69	75	211	222
Income tax provision	31	22	147	115
Stock-based compensation expense	6	7	19	18
Pre-opening expense	2	3	7	9
Other expenses, net	—	3	2	7
Asset impairments, net	—	46	—	48
Transaction expense, net	4	1	6	3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9	9	28	29
Other charges and recoveries, net	2	—	(3)	(1)
Total adjustments	184	223	593	624
Adjusted EBITDA	$264	$262	$998	$958

Adjusted EBITDA by segment:
Live and Historical Racing	$111	$116	$542	$515
Wagering Services and Solutions	48	46	145	135
Gaming	128	123	384	374
Total segment Adjusted EBITDA	287	285	1,071	1,024
All Other	(23)	(23)	(73)	(66)
Total Adjusted EBITDA	$264	$262	$998	$958

The table below presents total capital expenditures for each of our segments:

	Nine Months Ended September 30,
(in millions)	2026	2025
Capital expenditures:
Live and Historical Racing	$139	$178
Wagering Services and Solutions	15	18
Gaming	20	24
Total segment capital expenditures	174	220
All Other	2	5
Total capital expenditures	$176	$225

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
27

Churchill Downs Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Our chief operating decision maker does not review disaggregated assets by segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.
17. SUBSEQUENT EVENTS
On October 27, 2026, the Board of Directors of the Company declared an annual cash dividend on the Company's common stock of $0.469 per outstanding share, to be paid on January 5, 2027, to shareholders of record as of the close of business on December 4, 2026, with the aggregate cash dividend to be paid to each shareholder rounded to the nearest whole cent.
On October 27, 2026, the Board of Directors of the Company approved a common stock repurchase program of up to $750 million (the "October 2026 Stock Repurchase Program"). The October 2026 Stock Repurchase Program includes and is not in addition to the $306 million remaining under the prior July 2025 Stock Repurchase Program as of the closing of trading on October 27, 2026.
On October 19, 2026, the Company redeemed the 2027 Senior Notes with borrowings from the 2031 Revolver.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
•cybersecurity risk, including cybersecurity breaches, loss or misuse of our confidential information as a result of a breach including customers’ personal information, or IT system operational disruptions, could lead to government enforcement actions or other litigation;
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
The Company announced on July 29, 2026 that it is exploring a sale of nine wholly owned regional gaming properties as part of a comprehensive review of the Company’s operational portfolio and long-term capital allocation priorities. These assets represent $280 to $300 million of annual Adjusted EBITDA, which is inclusive of retail sportsbook and market access reported within the Wagering Services and Solutions segment.

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
•Asset impairments, net;
•Gain on property sales;
•Legal reserves;
•Pre-opening expense; and
•Other charges, recoveries and expenses.
For segment reporting, Adjusted EBITDA includes intercompany revenue and expense totals that are eliminated in the Condensed Consolidated Statements of Comprehensive Income. See the Reconciliation of Net Income to Adjusted EBITDA included in this section for additional information.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
31

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
Consolidated Financial Results
The following table reflects our net revenue, operating income, net income attributable to Churchill Downs Incorporated, Adjusted EBITDA, and certain other financial information:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net revenue	$696	$683	$13	$2,339	$2,260	$79
Operating income	143	98	45	643	560	83
Operating income margin	21%	14%		27%	25%
Net income attributable to Churchill Downs Incorporated	80	38	42	404	332	72
Adjusted EBITDA	264	262	2	998	958	40
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
•Net revenue increased $13 million driven by an $8 million increase from the Live and Historical Racing segment, a $2 million decrease from the Wagering Services and Solutions segment, and a $7 million increase from the Gaming segment.
•Operating income increased $45 million driven by a $4 million increase from the Gaming segment, a $46 million increase attributable to the non-cash net impairment of the Chasers' gaming rights that did not recur in the current period, and a $3 million reduction in operating costs from the All Other segment. These increases to operating income were offset by a $3 million decrease from the Live and Historical Racing segment, a $1 million decrease from the Wagering Services and Solutions segment, a $1 million increase in selling, general and administrative expense, and a $3 million increase in transaction costs.
•Net income attributable to Churchill Downs Incorporated increased $42 million. The following impacted the comparability of the Company's net income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025: a $35 million after-tax impairment charge in the prior year quarter related to the

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
32

impairment of the Chasers' gaming rights, offset by a $2 million after-tax increase in other charges and recoveries, net. Excluding these items, net income increased $9 million due to a $4 million after-tax increase in equity income from our unconsolidated affiliates, a $3 million after-tax increase primarily driven by the results of our operations, a $1 million after-tax decrease in interest expense, and a $1 million after-tax decrease of the portion of the Company's income from United Tote and our facility in New Hampshire being recognized as income attributable to a noncontrolling interest.
•Adjusted EBITDA increased $2 million driven by a $2 million increase from the Wagering Services and Solutions segment and a $5 million increase from the Gaming segment. These increases were partially offset by a $5 million decrease from the Live and Historical Racing segment.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
•Net revenue increased $79 million driven by a $65 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, and a $9 million increase from the Wagering Services and Solutions segment, and a $5 million increase from the Gaming segment.
•Operating income increased $83 million driven by a $33 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, a $4 million increase from the Wagering Services and Solutions segment, a $5 million increase from the Gaming segment, a $1 million reduction in operating costs from the All Other segment, and a $48 million increase attributable to the non-cash net impairment charge of Virginia HRMs and the Chasers' gaming rights that did not recur in the current period. These increases were offset by a $5 million increase in selling, general and administrative expenses and a $3 million increase in transaction costs.
•Net income attributable to Churchill Downs Incorporated increased $72 million. The following impacted the comparability of the Company's net income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025: a $36 million after-tax decrease primarily related to an impairment charge of the Chasers' gaming rights in 2025, a $3 million after-tax decrease in transaction, pre-opening, and other expenses, and a $2 million after-tax decrease in other charges and recoveries, net. Excluding these items, net income increased $31 million due to a $16 million after-tax increase primarily driven by the results of our operations, a $9 million after-tax increase in equity income from our unconsolidated affiliates, a $5 million after-tax decrease in interest expense, and a $1 million after-tax decrease of the portion of the Company's income from United Tote and our facility in New Hampshire being recognized as income attributable to a noncontrolling interest.
•Adjusted EBITDA increased $40 million driven by a $27 million increase from the Live and Historical Racing segment primarily due to a record-breaking Derby Week at Churchill Downs Racetrack, a $10 million increase from the Wagering Services and Solutions segment, and a $10 million increase from the Gaming segment. These increases were partially offset by a $7 million decrease from All Other.
Revenue by Segment
The following table presents net revenue for our segments, including intercompany revenue:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025		2026	2025
Live and Historical Racing	$315	$305	$10	$1,191	$1,123	$68
Wagering Services and Solutions	126	127	(1)	422	411	11
Gaming	273	266	7	805	799	6
All Other	2	2	—	6	6	—
Eliminations	(20)	(17)	(3)	(85)	(79)	(6)
Net Revenue	$696	$683	$13	$2,339	$2,260	$79
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
•Live and Historical Racing revenue increased $10 million due to an $11 million increase from our Kentucky HRM venues and a $1 million increase from Churchill Downs Racetrack, partially offset by a $1 million decrease from our Virginia HRM venues and a $1 million decrease from our New Hampshire venues. The Kentucky HRM increase was

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
33

due to a $7 million increase from our Southwestern Kentucky venues, a $2 million increase from our Northern Kentucky venues, a $1 million increase from our Western Kentucky venues, and a $1 million increase from our Louisville venues. The Virginia HRM decrease was due to a $6 million net decrease from our Central Virginia venues primarily from increased competition, partially offset by a $4 million net increase from our Northern Virginia venues and a $1 million increase at our Western Virginia venue. The New Hampshire decrease was due to the closure of our temporary Casino Salem venue during the construction of our new Rockingham Grand Casino venue.
•Wagering Services and Solutions revenue decreased $1 million due to a decrease from our sports betting business.
•Gaming revenue increased $7 million primarily due to increases from our wholly-owned New York, Pennsylvania, and Maine properties.
•All Other revenue is consistent with the prior year. All intercompany captive revenue is eliminated in consolidation.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
•Live and Historical Racing revenue increased $68 million due to a $20 million increase from Churchill Downs Racetrack, a $41 million increase from our Kentucky HRM venues, a $5 million net increase from our Virginia HRM venues, and a $2 million increase primarily from New Hampshire venues. The Churchill Downs Racetrack increase was primarily due to a record-breaking Derby Week, including increased NBC broadcast revenue, increased ticketing revenue, increased sponsorship and licensing revenue, and increased wagering revenue. The Kentucky HRM increase was primarily due to a $16 million increase from our Southwestern Kentucky venues, a $10 million increase from our Western Kentucky venues, a $10 million increase from our Northern Kentucky venues, and a $5 million increase from our Louisville venues. The Virginia HRM increase was primarily due to a $14 million net increase from our Northern Virginia venues and a $2 million increase from our Western Virginia venue, partially offset by a net $11 million decrease from Central Virginia venues primarily from increased competition.
•Wagering Services and Solutions revenue increased $11 million due to $10 million growth in our Horse Racing business primarily from record-breaking Derby Week wagering and a $1 million increase in our retail and online sportsbooks.
•Gaming revenue increased $6 million primarily due to a $22 million increase in our New York, Indiana, Maryland, Pennsylvania and Maine properties, partially offset by a $16 million net decrease from our Louisiana, Florida, and Mississippi properties primarily from the cessation of HRM operations in Louisiana in May 2025.
•All Other revenue is consistent with the prior year. All intercompany captive revenue is eliminated in consolidation.
Consolidated Operating Expense
The following table is a summary of our consolidated operating expense:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025		2026	2025
Gaming taxes and purses	$183	$176	$7	$570	$554	$16
Salaries and benefits	90	87	3	266	261	5
Content expense	46	45	1	135	132	3
Selling, general and administrative expense	60	59	1	180	175	5
Depreciation and amortization	61	57	4	176	174	2
Marketing and advertising	22	24	(2)	74	78	(4)
Maintenance, insurance and utilities	23	24	(1)	72	67	5
Property and other taxes	9	7	2	28	20	8
Transaction expense, net	4	1	3	6	3	3
Asset impairments, net	—	46	(46)	—	48	(48)
Other operating expense	55	59	(4)	189	188	1
Total expense	$553	$585	$(32)	$1,696	$1,700	$(4)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
34

Three and Nine Months Ended September 30, 2026, Compared to Three and Nine Months Ended September 30, 2025
Operating expenses decreased $32 million and $4 million for the three and nine months ended September 30, 2026 compared to September 30, 2025 primarily due to the asset impairments recognized in 2025 related to the write-off of HRMs in Virginia that were no longer in use and the impairment of the gaming rights for Chasers that did not recur in 2026. Offsetting the reduction in impairment charges are increased gaming taxes resulting from increased revenues. The remaining offsetting increases in operating expenses are primarily driven by normal inflationary activity resulting in increased operational costs.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025		2026	2025
Live and Historical Racing	$111	$116	$(5)	$542	$515	$27
Wagering Services and Solutions	48	46	2	145	135	10
Gaming	128	123	5	384	374	10
Total Segment Adjusted EBITDA	287	285	2	1,071	1,024	47
All Other	(23)	(23)	—	(73)	(66)	(7)
Total Adjusted EBITDA	$264	$262	$2	$998	$958	$40
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
•Live and Historical Racing Adjusted EBITDA decreased $5 million due to a $6 million decrease from our Virginia HRM venues, a $4 million decrease due to a one-time business interruption insurance recovery received in the prior year quarter for our Northern Virginia venue, and a $1 million decrease at our New Hampshire venues, partially offset by a $6 million increase from our Kentucky HRM venues. The Virginia HRM decrease was primarily due to a $10 million decrease from our Central Virginia venues that was partially offset by a $3 million increase from our Northern Virginia venue and a $1 million net increase from our Western Virginia and Southern Virginia venues. The decrease from our Central Virginia venues was primarily due to increased competition and a $5 million new tax expense related to live race days under the new racing and HRM tax structure that became effective July 1, 2026. Our Virginia HRM venues continue to benefit from a statewide HRM handle tax reduction that became effective July 1, 2025 as part of this new tax structure. The New Hampshire decrease was due to the closure of our temporary Casino Salem venue during the construction of our Rockingham Grand Casino venue. The Kentucky HRM increase was due to a $3 million increase from our Southwestern Kentucky venues, a $2 million increase from our Northern Kentucky venues, and a $1 million increase from our Louisville venues.
•Wagering Services and Solutions Adjusted EBITDA increased $2 million primarily due to an increase in our Horse Racing business.
•Gaming Adjusted EBITDA increased $5 million. Our equity investments increased $3 million from strong performance at Rivers Des Plaines in Illinois and Miami Valley Gaming in Ohio. Our wholly-owned gaming properties increased $2 million primarily from our New York property.
•All Other Adjusted EBITDA is consistent with the prior year.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
•Live and Historical Racing Adjusted EBITDA increased $27 million due to a $13 million increase from Churchill Downs Racetrack, and a $22 million increase from our Kentucky HRM venues, partially offset by a $4 million decrease due to a one-time business interruption insurance recovery received in the prior year for our Northern Virginia venue, a $2 million decrease from our Virginia HRM venues, and $2 million decrease at our New Hampshire venues. The Churchill Downs Racetrack increase was primarily due to a record-breaking Derby Week, including increased NBC broadcast revenue, increased ticketing revenue, increased sponsorship and licensing revenue, and

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
35

increased wagering revenue, partially offset by higher operating expenses. The Kentucky HRM increase was due to a $7 million increase from our Northern Kentucky venues, a $5 million increase from our Western Kentucky venues, a $5 million increase from our Southwestern Kentucky venues, and a $5 million increase from our Louisville venues. The Virginia HRM decrease was primarily due to a $18 million decrease from our Central Virginia venues that was partially offset by a $14 million increase from our Northern Virginia venue and a $2 million net increase from our Western Virginia and Southern Virginia venues. The decrease from our Central Virginia venues was primarily due to increased competition and a $5 million new tax expense related to live race days under the new racing and HRM tax structure that became effective July 1, 2026. Our Virginia HRM venues continue to benefit from a statewide HRM handle tax reduction that became effective July 1, 2025 as part of this new tax structure. The New Hampshire decrease was due to the closure of our temporary Casino Salem venue during the construction of our Rockingham Grand Casino venue.
•Wagering Services and Solutions Adjusted EBITDA increased $10 million due to an $8 million increase from our Horse Racing business, a $1 million increase in online and retail sports betting, and a $1 million increase from our Exacta business.
•Gaming Adjusted EBITDA increased $10 million due to a $9 million increase from strong performance at Rivers Des Plaines in Illinois and Miami Valley Gaming in Ohio. Our wholly-owned gaming properties increased $10 million from our New York, Maryland and Pennsylvania properties, offset by a $9 million decrease from our other eight wholly-owned gaming properties.
•All Other Adjusted EBITDA decreased $7 million primarily due to a reduction of corporate legal-related fees in the prior year and claim development within our captive insurance company.
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025		2026	2025
Net income attributable to Churchill Downs Incorporated	$80	$38	$42	$404	$332	$72
Net income attributable to noncontrolling interests	—	1	(1)	1	2	(1)
Net income	80	39	41	405	334	71

Adjustments
Depreciation and amortization	61	57	4	176	174	2
Interest expense	69	75	(6)	211	222	(11)
Income tax provision	31	22	9	147	115	32
Stock-based compensation expense	6	7	(1)	19	18	1
Pre-opening expense	2	3	(1)	7	9	(2)
Other expense, net	—	3	(3)	2	7	(5)
Asset impairments, net	—	46	(46)	—	48	(48)
Transaction expense, net	4	1	3	6	3	3
Other income, expense:
Interest, depreciation and amortization expense related to equity investments	9	9	—	28	29	(1)
Other charges and recoveries, net	2	—	2	(3)	(1)	(2)
Total adjustments	184	223	(39)	593	624	(31)
Adjusted EBITDA	$264	$262	$2	$998	$958	$40

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
36

Consolidated Balance Sheet
The following is a summary of our overall financial position:

(in millions)	September 30, 2026	December 31, 2025	Change
Total assets	$7,467	$7,485	$(18)
Total liabilities	6,064	6,429	(365)
Total equity	1,379	1,010	369
Significant items affecting the comparability of our Condensed Consolidated Balance Sheets include:
•Total assets decreased $18 million driven by a decrease in current assets consisting of decreases in cash and cash equivalents and income taxes receivable. These decreases were partially offset by increases in accounts receivable and other current assets.
•Total liabilities decreased $365 million driven primarily by a decrease in the outstanding balance on the 2031 Revolver, which is included in long-term debt, and decreases in current deferred revenue due to the recognition of revenue related to the 152nd Kentucky Derby, and a decrease in dividends payable due to the payment of the annual dividend. These decreases were partially offset by an increase in accounts payable and deferred income taxes.
•Total equity increased $369 million driven by net income.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows:

(in millions)	Nine Months Ended September 30,		Change
Cash flows from:	2026	2025
Operating activities	$660	$674	$(14)
Investing activities	(178)	(421)	243
Financing activities	(512)	(237)	(275)
Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
•Cash flows provided by operating activities decreased $14 million driven primarily by an increase in cash paid taxes, partially offset by increased distributions from equity method investments and lower cash interest payments. We anticipate that cash flows from operations and availability of borrowings under our credit facility over the next twelve months will be adequate to fund our business operations and capital expenditures.
•Cash flows used in investing activities decreased $243 million primarily driven by decreased capital expenditures in 2026 and the acquisition of Casino Salem in 2025.
•Cash flows used in financing activities increased $275 million primarily driven by an increase in paydowns of the 2031 Revolver offset by the reduction of share repurchases in 2026.
We have announced several project capital investments, including the following: Rockingham Grand Casino in New Hampshire and Victory Run at Churchill Downs Racetrack. We currently expect our project capital to be approximately $160 to $180 million in 2026, although this amount may vary significantly based on the timing of work completed, unanticipated delays, and timing of payments to third parties.
Common Stock Repurchase Program
On July 22, 2025, the Board of Directors of the Company approved a common stock repurchase program of up to $500 million (the "July 2025 Stock Repurchase Program"). The July 2025 Stock Repurchase Program includes and is not in addition to the $169 million previously remaining under the March 2025 Stock Repurchase Program. Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time. We had approximately $382 million of repurchase authority remaining under the July 2025 Stock Repurchase Program at September 30, 2026, based on trade date.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
37

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
Credit Facilities and Indebtedness
The following table presents our debt outstanding:

(in millions)	September 30, 2026	December 31, 2025	Change
2031 Revolver	$79	$657	$(578)
Term Loan A due 2031	1,069	1,112	(43)
Term Loan B due 2033	500	—	500
Term Loan B-1 due 2028	—	286	(286)
2027 Senior Notes	600	600	—
2028 Senior Notes	700	700	—
2030 Senior Notes	1,200	1,200	—
2031 Senior Notes	600	600	—
Total debt	4,748	5,155	(407)
Current maturities of long-term debt and notes payable	(659)	(63)	(596)
Total debt, net of current maturities	4,089	5,092	(1,003)
Issuance costs, net of premiums and discounts	(26)	(25)	(1)
Net debt	$4,063	$5,067	$(1,004)
Credit Agreement
On September 30, 2026, the Company’s senior secured credit facility (as amended from time to time, the "Credit Agreement") consisted of a $1.2 billion revolving credit facility (the "2031 Revolver"), $1.1 billion senior secured term loan A (the "2031 TLA"), $500 million senior secured term loan B (the "2033 TLB"), and a $100 million swing line commitment. The Company had $1.1 billion available borrowing capacity, after consideration of $10 million in outstanding letters of credit, under the 2031 Revolver as of September 30, 2026.
On September 25, 2026, the Company closed the eighth amendment to the Credit Agreement to (i) extend the maturity date of the 2031 Revolver and the 2031 TLA from July 2029 to September 2031 subject to an earlier “springing maturity” if certain indebtedness in respect to outstanding notes or other material indebtedness having a maturity prior to September 25, 2031, is not refinanced or extended to a date after September 25, 2031, at least 91 days prior to such other debt’s stated maturity date, (ii) eliminate the 10 basis points credit spread adjustment previously applicable, and (iii) amend certain other provisions of the Credit Agreement.
Prior to September 25, 2026, the 2031 Revolver and the 2031 TLA bore interest at the Secured Overnight Financing Rate ("SOFR") plus 10 basis points, plus a variable applicable margin which is determined by the Company's net leverage ratio. As of September 30, 2026, that applicable margin was 150 basis points which was based on the pricing grid in the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the 2031 Revolver, as determined by a pricing grid based on the consolidated total net secured leverage ratio of the Company. For the period ended September 30, 2026, the Company's commitment fee rate was 0.25%. The 2031 TLA requires quarterly payments of 1.25% of the $1.1 billion balance and is subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The Company capitalized $2 million of debt issuance costs associated with the amendment which will be amortized as interest expense over the remainder of the term.
On September 25, 2026, the Company entered into a new $500 million 2033 TLB under its Credit Agreement. The 2033 TLB was issued at 99.875% of the principal amount and has a maturity date of September 25, 2033. The 2033 TLB bears interest at SOFR plus 175 basis points, requires quarterly payments of 0.25% of the original $500 million balance, and may be subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement. The Company capitalized $5 million of debt issuance costs associated with the debt which will be amortized along with the amortization of the original issue discount over the 7-year term. The Company used a portion of the net proceeds from the 2033

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
38

TLB to repay indebtedness outstanding under its Term Loan B-1 due 2028 (the "2028 TLB"), repay indebtedness outstanding under its 2031 Revolver, to fund related transaction fees and expenses, and for working capital and other general corporate purposes. The Company recognized expenses related to the repayment of the 2028 TLB of $1 million, which is included in miscellaneous, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.
On February 14, 2025, the Company announced that it closed the seventh amendment of the Credit Agreement. The seventh amendment to the Credit Agreement (i) reduced the interest rate margin applicable to the 2028 TLB by 0.25% from SOFR plus 200 basis points to SOFR plus 175 basis points, (ii) eliminated the 10 basis points credit spread adjustment previously applicable to the 2028 TLB, and (iii) made certain other amendments to the Credit Agreement.
The 2028 TLB required quarterly payments of 0.25% of the original $300 million balance and was subject to additional mandatory prepayment from excess cash flow on an annual basis per the provisions of the Credit Agreement.
The estimated contractual payments, including interest, under the Credit Agreement for the next twelve months are estimated to be $149 million assuming no change in the weighted average borrowing rate of 5.48%, which was in place as of September 30, 2026. During the nine months ended September 30, 2026, we had repayments of principal and interest on the Credit Agreement of $1.9 billion.
2027 Senior Notes
As of September 30, 2026, we had $600 million in aggregate principal amount of 5.50% senior unsecured notes that mature on April 1, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year. The Company may redeem some or all the 2027 Senior Notes at redemption prices set forth in the 2027 Indenture. On September 18, 2026, the Company issued a conditional redemption notice to redeem the 2027 Senior Notes on October 19, 2026.
2028 Senior Notes
As of September 30, 2026, we had a total of $700 million in aggregate principal amount of 4.75% senior unsecured notes (the "2028 Senior Notes") maturing on January 15, 2028. The 2028 Senior Notes consist of $500 million notes issued at par and $200 million notes issued at 103.25%. The 2028 Senior Notes were issued in a private offering to qualified institutional buyers, with interest payable in arrears on January 15th and July 15th of each year, commencing on July 15th, 2018. The 3.25% premium is being amortized through interest expense, net over the term of the notes. The Company may redeem some or all of the 2028 Senior Notes at redemption prices set forth in the 2028 Indenture.
2030 Senior Notes
As of September 30, 2026, we had $1.2 billion in aggregate principal amount of 5.75% senior unsecured notes that mature on April 1, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on April 1st and October 1st of each year, commencing on October 1st, 2022. The Company may redeem some or all of the 2030 Senior Notes at redemption prices set forth in the 2030 Indenture.
2031 Senior Notes
As of September 30, 2026, we had $600 million in aggregate principal amount of 6.75% senior unsecured notes that mature on May 1, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at par in a private offering to qualified institutional buyers, with interest payable in arrears on May 1st and November 1st of each year, commencing on November 1st, 2023. The Company may redeem some or all of the 2031 Senior Notes at redemption prices set forth in the 2031 Indenture.
Leases
The Company leases certain real estate and other property. Most of our building and land leases have terms of 2 to 10 years and include one or more options to renew, with renewal terms that can extend the lease term by 1 to 5 years or more. Certain of our lease agreements include lease payments based on a percentage of net gaming revenue and others include periodic rental payment adjustments for inflation. As of September 30, 2026, minimum rent payable under operating leases was $52 million, with $7 million due in the next twelve months. As of September 30, 2026, minimum rent payable accounted for as financing obligations was $31 million, with $4 million due in the next twelve months.
Other Contractual Obligations
The Company has other contractual obligations with commitments of $9 million, $2 million of which is due within the next twelve months.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
39

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
Interest rate and credit risk
Our primary exposure to market risk relates to changes in interest rates. On September 30, 2026, we had $1.6 billion outstanding under our Credit Agreement, which bears interest at SOFR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the SOFR rate would reduce net income and cash flows from operating activities by $12 million.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, the Company completed the implementation of a new financial reporting system. In connection with the implementation, the Company modified and enhanced its controls and reporting capabilities. Management believes the controls are appropriately designed and will continue to evaluate the effectiveness of its information technology and overall controls. There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Common Stock
The following table provides information with respect to shares of common stock that we repurchased during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 2026	62	$87.45	—	$430.0
August 2026	238,563	88.64	236,857	409.0
September 2026	333,312	80.94	333,312	382.0
Total	571,937	$84.15	570,169
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
41

ITEM 6.    EXHIBITS

Number	Description	By reference to:

10.1	Eighth Amendment to Credit Agreement, dated September 25, 2026, by and among Churchill Downs Incorporated, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and fronting lender	Exhibit 10.1 to the Current Report on Form 8-K filed by Churchill Downs Incorporated on September 28, 2026

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)

*filed herewith

**furnished herewith

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 28, 2026	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 28, 2026	/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
43